Form 10-Q
period 2013-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2013-05-10
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 000-26497

SALEM COMMUNICATIONS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0121400
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD CAMARILLO, CALIFORNIA	93012 (ZIP CODE)
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 2, 2013
Common Stock, $0.01 par value per share	19,127,086 shares

Class B	Outstanding at May 2, 2013
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2012	March 31, 2013
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$380	$123
Restricted cash	—	970
Trade accounts receivable (less allowance for doubtful accounts of $8,926 in 2012 and $9,443 in 2013)	35,009	36,114
Other receivables	609	694
Prepaid expenses	3,277	3,883
Deferred income taxes	6,248	17,239
Assets held for sale	1,964	1,700
Assets of discontinued operations	8	9

Total current assets	47,495	60,732

Property, plant and equipment (net of accumulated depreciation of $135,823 in 2012 and $138,742 in 2013)	99,467	99,489
Broadcast licenses	373,720	381,582
Goodwill	22,383	22,419
Other indefinite-lived intangible assets	1,873	1,873
Amortizable intangible assets (net of accumulated amortization of $25,121 in 2012 and $25,814 in 2013)	8,753	8,791
Deferred financing costs	4,002	4,127
Notes receivable (net of allowance of $702 in 2012 and $696 in 2013)	1,662	1,300
Other assets	2,007	1,608

Total assets	$561,362	$581,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,440	$3,071
Accrued expenses	6,627	6,533
Accrued compensation and related expenses	8,668	6,608
Accrued interest	1,110	548
Deferred revenue	9,531	10,948
Income tax payable	175	161
Subordinated debt due related parties	15,000	—
Current portion of long-term debt and capital lease obligations	5,108	3,253

Total current liabilities	50,659	31,122

Long-term debt and capital lease obligations, less current portion	248,872	303,411
Deferred income taxes	47,593	49,890
Deferred revenue	8,140	10,287
Other liabilities	29	20

Total liabilities	355,293	394,730

Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,312,510 and 21,439,361 issued and 18,994,860 and 19,121,711 outstanding at December 31, 2012 and March 31, 2013, respectively	213	213
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2012 and March 31, 2013	56	56
Additional paid-in capital	233,974	234,923
Retained earnings (accumulated deficit)	5,832	(13,995)
Treasury stock, at cost (2,317,650 shares at December 31, 2012 and March 31, 2013)	(34,006)	(34,006)

Total stockholders’ equity	206,069	187,191

Total liabilities and stockholders’ equity	$561,362	$581,921

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Net broadcast revenue	$43,957	$43,247
Net Internet revenue	7,434	9,716
Net publishing revenue	2,893	2,665

Total revenue	54,284	55,628
Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $332 and $342 for the quarters ended March 31, 2012 and 2013, respectively, paid to related parties)	29,142	29,567

Internet operating expenses exclusive of depreciation and amortization shown below	5,924	6,841

Publishing operating expenses exclusive of depreciation and amortization shown below	2,971	3,023
Corporate expenses exclusive of depreciation and amortization shown below (including $52 and $135 for the quarters ended March 31, 2012 and 2013, respectively, paid to related parties)	4,867	5,796
Depreciation	3,030	3,122
Amortization	589	693
(Gain) loss on disposal of assets	(169)	4

Total operating expenses	46,354	49,046

Operating income from continuing operations	7,930	6,582
Other income (expense):
Interest income	31	21
Interest expense (including $75 and $154, respectively, for the quarters ended March 31, 2012 and 2013 on related party debt)	(6,396)	(5,723)
Change in fair value of interest rate swaps	—	(429)
Loss on early retirement of long-term debt	—	(27,721)
Other (income) expense, net	7	6

Income (loss) from continuing operations before income taxes	1,572	(27,264)
Provision for (benefit from) income taxes	687	(8,682)

Income (loss) from continuing operations	885	(18,582)
Loss from discontinued operations, net of tax	(42)	(11)

Net income (loss)	$843	$(18,593)

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$0.04	$(0.75)
Earnings (loss) per share from discontinued operations	—	—
Basic (loss) earnings per share	0.03	(0.75)
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$0.04	$(0.75)
Earnings (loss) per share from discontinued operations	—	—
Diluted (loss) earnings per share	0.03	(0.75)
Dividends per share	$0.04	$0.05
Basic weighted average shares outstanding	24,564,947	24,632,431
Diluted weighted average shares outstanding	24,753,671	24,632,431

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$885	$(18,582)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	327	820
Depreciation and amortization	3,619	3,815
Amortization of bond issue costs and bank loan fees	322	343
Amortization and accretion of financing items	45	47
Provision for bad debts	417	802
Deferred income taxes	644	(8,694)
Change in fair value of interest rate swaps	—	429
Loss on early retirement of debt	—	27,721
(Gain) loss on disposal of assets	(169)	4
Changes in operating assets and liabilities:
Accounts receivable	1,964	1,070
Prepaid expenses and other current assets	(208)	(703)
Accounts payable and accrued expenses	3,761	(3,631)
Deferred revenue	(1,297)	(1,569)
Other liabilities	—	(9)
Income taxes payable	7	(14)

Net cash provided by (used in) operating activities	10,317	1,849

INVESTING ACTIVITIES
Capital expenditures	(2,761)	(2,343)
Deposits on radio station acquisitions and broadcast equipment	(30)	424
Purchases of broadcast assets and radio stations	(2,150)	(7,000)
Proceeds from the disposal of assets	765	—
Release (payment) of restricted cash	110	(970)
Other	(15)	(26)

Net cash provided by (used in) investing activities	(4,081)	(9,915)

FINANCING ACTIVITIES
Payments to redeem 9 5/8% Notes	—	(212,597)
Proceeds from borrowings under Term Loan B and Revolver	—	307,037
Payments under Revolver	—	(4,537)
Payments of costs related to bank credit facility	(8)	(3,881)
Proceeds from borrowings under terminated credit facilities and subordinated debt	31,774	24,070
Payments under terminated credit facilities and subordinated debt	(26,464)	(87,220)
Payments to subordinated debt due to related parties	(9,000)	(15,000)
Issuance of seller financed note	—	2,000
Proceeds from exercise of stock options	11	129
Payments on capital lease obligations	(30)	(31)
Payment of cash dividend on common stock	(850)	(1,234)
Book overdraft	(1,428)	(915)

Net cash provided by (used in) financing activities	(5,995)	7,821

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	4	(12)

Net cash inflows (outflows) from discontinued operations	4	(12)

Net increase (decrease) in cash and cash equivalents	245	(257)
Cash and cash equivalents at beginning of year	67	380

Cash and cash equivalents at end of period	$312	$123

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including $113 and $296 paid to related parties during the quarters ending March 31, 2012 and 2013, respectively	$410	$5,895
Income taxes	$8	$23
Non-cash investing and financing activities:
Trade revenue	$1,047	$1,109
Trade expense	$1,114	$1,085
Seller financed note	$—	$2,000

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

Information with respect to the three months ended March 31, 2012 and 2013 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

The balance sheet at December 31, 2012 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a diversified multi-media company with integrated business operations covering radio broadcasting, content programming, publishing, and the Internet. Salem is a radio broadcaster, Internet content provider, and magazine and book publisher targeting audiences interested in Christian and family-themed content and conservative values. Upon the close of all announced transactions, we will own and/or operate 99 radio stations across the United States. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are radio networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial airtime to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

Salem Web Network™ (“SWN”), our Internet businesses provide Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Christianity.com, Crosswalk.com, BibleStudyTools.com, GodTube.com, Townhall.comTM, HotAir.com, WorshipHouseMedia.com, SermonSpice.com, GodVine.com and Jesus.org. SWN’s content is accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates our radio station websites and Salem Consumer Products, a website offering books, DVD’s and editorial content developed by many of our on-air personalities that are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

Salem Publishing™, produces and distributes Christian and conservative opinion print magazines. Salem Publishing also includes Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Condensed Consolidated Statements of Operations.

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation which requires VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

We may enter into local marketing agreements (“LMA’s”) contemporaneously with entering an asset purchase agreement, (“APA”) to acquire or sell a radio station. We may also enter into time brokerage agreements (“TBA’s”). Typically, both LMA’s and TBA’s are contractual agreements under which the station owner / licensee makes air-time available to a programmer / licensee in exchange for a fee and reimbursement of certain expenses. LMA’s and TBA’s are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The Federal Communications Commission, (“ FCC”) has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws.

The requirements of FASB ASC Topic 810 may apply to entities under LMA’s or TBA’s, depending on the facts and circumstances related to each transaction. We did not consolidate any entities with which we entered into LMA’s or TBA’s under the guidance in FASB ASC Topic 810 as of March 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include, but are not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements; and (9) contingency reserves. These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as necessary.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ending March 31, 2013. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets and goodwill and magazine mastheads account for the remaining 6% as of March 31, 2013.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. There were no indications of impairment present during the period ending March 31, 2013.

NOTE 4. SIGNIFICANT TRANSACTIONS

On March 18, 2013, we announced a quarterly dividend in the amount of $0.05 per share on Class A and Class B common stock. The quarterly dividend of $1.2 million, or $0.05 per share, was funded on March 29, 2013 for payment on April 1, 2013 to all common stockholders of record as of March 25, 2013. Based on the number of shares currently outstanding, we expect to pay total annual dividends of $4.9 million.

On March 14, 2013, we entered into a new senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). We used the proceeds from the Term Loan B and the Revolver to fund the tender of our 9 5/8% Senior Secured Second Lien Notes due 2016 (“9 5/8% Notes”) pursuant to a cash tender offer, and to retire all other outstanding debt and to pay related fees. Upon entry into the credit facility, our existing revolving credit facilities, indebtedness due to First California Bank, and subordinated debt due to related parties were terminated. As a result of these terminations, we recorded a pre-tax loss on the early retirement of debt of $0.8 million associated with unamortized bank fees and closing costs.

On March 14, 2013, we tendered for $212.6 million of the 9  5/8% Notes for $240.3 million, or at a price equal to 110.65% of the face value. We paid $22.7 million for this redemption resulting in a $26.9 million pre-tax loss on the early retirement of debt, which included approximately $0.8 million of unamortized discount and $3.1 million of bond issue costs associated with the 9 5/8% Notes. We issued a notice of redemption to redeem any 9 5/8% Notes that remain outstanding after the expiration date of the Tender Offer. As of March 31, 2013, $0.9 million in aggregate principal of the 9 5/8% Notes remained outstanding. We issued irrevocable instructions to The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes, to redeem on June 3, 2013 any Notes that remain outstanding after the Expiration Date and deposited funds with the Trustee sufficient to satisfy and discharge Salem’s obligations under the Indenture as of such date. Restricted cash of $1.0 million as of March 31, 2013, includes $0.9 in aggregate principal of the 9 5/8% Notes outstanding, the redemption price at 103% of the face value and all accrued interest due as of the June 3, 2013 discharge date.

On February 15, 2013, we completed the acquisition of WJKR-FM, Columbus, Ohio, for $4.0 million of cash. We began operating the radio station under a LMA with the owner on November 1, 2012. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. Effective February 15, 2013, we changed the call letters of this station to WTOH-FM.

On February 5, 2013, we completed the acquisition of WMUU-FM, Greenville, South Carolina, for $5.4 million. The $5.4 million purchase price consists of $1.0 million cash due upon close of the transaction, $2.0 million payable in April 2014, and $3.0 million payable in advertising credits to Bob Jones University, a related party of the station’s owner. The advertising credits are payable over ten years resulting in a fair value of $2.4 million. The $0.6 million discount on the advertising credits was recorded as a reduction of the fair value and will be amortized to interest expense over the ten year term. We began operating the radio station under a LMA with the owner on December 3, 2012. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. Effective February 11, 2013, we changed the call letters of this station to
WGTK-FM.

A summary of our business acquisitions and asset purchases for the three months ended March 31, 2013, none of which were material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
February 15, 2013	WTOH-FM, Columbus, Ohio	$4,000
February 5, 2013	WGTK-FM, Greenville, South Carolina	5,427

		$9,427

Under the acquisition method of accounting as specified in FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. We obtained an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date for the transactions noted. Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Intangible assets are also recorded at their estimated fair value and amortized using the straight-line method over their estimated useful lives. Goodwill represents the organizational systems and procedures in place to ensure the effective operation of the stations. The total acquisition consideration was allocated to the net assets acquired as follows:

Net Broadcast Assets Acquired
(Dollars in thousands)
Asset
Property and equipment	$1,252
Broadcast licenses	7,429
Goodwill	37
Other	709

$9,427

Discontinued Operations:

Based on operating results that did not meet our expectations, we ceased operating Samaritan Fundraising in December 2011. As of December 31, 2011, all employees of this entity were terminated. As a result of our decision to close operations, there have been no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. The Condensed Consolidated Balance Sheets and Statements of Operations for all prior periods presented were reclassified to reflect the operating results and net assets of this entity as a discontinued operation. As of March 31, 2013, assets of discontinued operations consist of net receivables due to us from sales occurring prior to ceasing operations.

The following table sets forth the components of the loss from discontinued operations:

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Net revenues	$(2)	$—
Operating expenses	(68)	(16)

Operating income (loss)	$(70)	$(16)
Provision for (benefit from) income taxes	(28)	(5)

Loss from discontinued operations, net of tax	$(42)	$(11)

NOTE 5. STOCK INCENTIVE PLAN

The company has one stock incentive plan. The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the company to grant stock options and restricted stock to employees, directors, officers and advisors of the company. A maximum of 5,000,000 shares are authorized under the Plan. Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated upon the occurrence of certain corporate transactions of the company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. We recognize non-cash stock-based compensation expense related to the estimated fair value of stock options granted in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.”

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Stock option compensation expense included in Corporate expenses	$207	$78
Restricted stock shares compensation expense included in Corporate expenses	—	481
Stock option compensation expense included in Broadcast operating expenses	87	169
Stock option compensation expense included in Internet operating expenses	28	74
Stock option compensation expense included in Publishing operating expenses	5	18

Total stock-based compensation expense, pre-tax	$327	$820
Tax provision for stock-based compensation expense	(143)	(328)

Total stock-based compensation expense, net of tax	$184	$492

Stock option and restricted stock grants

The Plan allows the company to grant stock options and shares of restricted stock to employees, directors, officers and advisors of the company. For grants of stock options, the exercise price is set at the closing price of the company’s common stock on the date of grant, and the related number of shares underlying the stock option is fixed at that point in time. The Plan also provides for grants of restricted stock. Eligible employees may receive stock options annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment. The Plan does not allow key employees and directors (restricted persons) to exercise options during pre-defined blackout periods. Employees may participate in plans established pursuant to Rule 10b5-1 that allow them to exercise options according to pre-established criteria.

We use the Black-Scholes valuation model to estimate the grant date fair value of stock options and restricted stock. The expected volatility reflects the consideration of the historical volatility of our stock as determined by the closing price over a six to ten year term that is generally commensurate with the expected term of the award. Expected dividends reflect the quarterly dividend payments authorized and declared on our Class A and Class B common stock. The expected term of the awards are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the award are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the valuation model.

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
Expected volatility	102.4%	100.78%
Expected dividends	5.07%	2.05%
Expected term (in years)	8.2	6.6
Risk-free interest rate	1.66%	1.06%

Stock option information with respect to the company’s stock-based equity plans during the three months ended March 31, 2013 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,927,099	$4.37	$3.45	5.4 years	$3,899
Granted	735,750	$6.93	$4.90
Exercised	47,041	$2.73	$8.17
Forfeited or expired	35,775	$12.39	$7.62

Outstanding at March 31, 2013	2,580,033	$5.02	$3.72	5.9 years	8,595

Exercisable at March 31, 2013	781,592	$6.11	$4.74	3.3 years	2,503

Expected to Vest	1,707,621	$4.54	$3.28	7.0 years	5,785

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 28, 2013 of $7.93 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the three months ended March 31, 2012 and 2013 was $0.5 million and $0.5 million, respectively.

Non-employee directors of the company have been awarded restricted stock grants that vest one year from the date of issuance. During the three months ended March 31, 2013, the company granted restricted stock awards to certain members of management. These restricted stock awards vested immediately, although they contain transfer restrictions under which they cannot be sold, pledged, transferred or assigned until the three month anniversary from the grant date. The restricted stock awards were independent of option grants and were granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered to be issued and outstanding from the date of grant.

Information regarding the Company’s restricted stock during the three months ended March 31, 2013 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	—	$—
Granted	79,810	6.02
Vested	(79,810)	6.02
Forfeited	—	—

Non-Vested at March 31, 2013	—	$—

As of March 31, 2013, there was $4.3 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted stock. This cost is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the FASB issued Accounting Standard Update 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued an amendment to update ASU 2013-02 ASC 220, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under the amendment, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASC 220 did not have a material impact on our financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 7. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation-Stock Expense.” As a result, $0.3 million and $0.8 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for each of the three months ended March 31, 2012 and 2013, respectively.

On March 18, 2013, we announced a quarterly dividend in the amount of $0.05 per share on Class A and Class B common stock. The quarterly dividend of $1.2 million, or $0.05 per share, was funded on March 29, 2013 for payment on April 1, 2013 to all Class A and Class B common stockholders of record as of March 25, 2013. Based on the number of shares currently outstanding, we expect to pay total annual dividends of $4.9 million.

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Quarterly dividends were paid on March 30, 2012, June 29, 2012, September 28, 2012 and December 28, 2012, to all Class A and Class B common stockholders of record. We paid $3.4 million in dividends during 2012.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a new senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B has a term of seven years, in which the principal amount of the Term Loan may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter beginning on September 30, 2013 for the Term Loan B. The Revolver has a term of five years. We believe that the borrowing capacity under our Term Loan B and Revolver allow us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements.

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below. If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum.

		Revolver Pricing
Pricing Level	Consolidated Leverage Ratio	Base Rate Loans	LIBOR Loans
1	Less than 3.00 to 1.00	1.250%	2.250%
2	Greater than or equal to 3.00 to 1.00 but less than 4.00 to 1.00	1.500%	2.500%
3	Greater than or equal to 4.00 to 1.00 but less than 5.00 to 1.00	1.750%	2.750%
4	Greater than or equal to 5.00 to 1.00 but less than 6.00 to 1.00	2.000%	3.000%
5	Greater than or equal to 6.00 to 1.00	2.500%	3.500%

The obligations under the credit agreement and the related loan documents are secured by liens on substantially all of the assets of Salem and its subsidiaries, other than certain exceptions set forth in the Security Agreement, dated as of March 14, 2013, among Salem, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (the “Security Agreement”) and such other related loan documents.

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of March 31, 2013, our leverage ratio was 5.64 to 1 and our interest coverage ratio was 2.26 to 1. We were in compliance with our debt covenants under the credit facility at March 31, 2013, and we remain in compliance.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/8 % Notes. As of December 31, 2012 and March 31, 2013, accrued interest on the 9  5/8% Notes was $0.9 million and $25,000, respectively. The discount was being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three months ended March 31, 2012 and 2013, approximately $45,000 and $37,000, respectively, of the discount has been recognized as interest expense.

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

Information regarding repurchases and redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed/Repurchased	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
March 14, 2013	$212,597	$22,650	$837	$2,867
December 12, 2012	4,000	120	17	57
June 1, 2012	17,500	525	80	287
December 12, 2011	12,500	375	62	337
September 6, 2011	5,000	144	26	135
June 1, 2011	17,500	525	93	472
December 1, 2010	12,500	375	70	334
June 1, 2010	17,500	525	105	417

On March 14, 2013, we tendered for $212.6 million of the 9 5/8% Notes for $240.3 million, or at a price equal to 110.65% of the face value. The redemption was pursuant to the tender offer launched on February 25, 2013. We paid $22.7 million for this redemption resulting in a $26.9 million pre-tax loss on the early retirement of debt, which included approximately $0.8 million of unamortized discount and $3.1 million of bond issue costs associated with the 9  5/8% Notes. We issued a notice of redemption to redeem any 9 5/8% Notes that remain outstanding after the expiration date of the Tender Offer. As of March 31, 2013, $0.9 million in aggregate principal of the 9  5/8% Notes remained outstanding. We issued irrevocable instructions to The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes to redeem on June 3, 2013 these outstanding Notes. We deposited $1.0 million with the Trustee to satisfy and discharge Salem’s obligations under the Indenture. Restricted cash of $1.0 million as of March 31, 2013, includes $0.9 in aggregate principal of the 9 5/8% Notes outstanding, the redemption price at 103% of the face value and all accrued interest due as of the June 3, 2013 discharge date. The carrying value of the 9 5/8% Notes was $212.6 million and $0.9 million at December 31, 2012 and March 31, 2013, respectively.

Terminated Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a Revolver (“Terminated Revolver”). We amended the Terminated Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement, to redeem applicable portions of the 9  5/8% Notes. The calculation of the “Available Amount” also pertained to the payment of dividends when the leverage ratio is above 5.0 to 1.

On November 15, 2011, we completed the Second Amendment of the Terminated Revolver to among other things, (1) extend the maturity date from December 1, 2012 to December 1, 2014, (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. We incurred $0.5 million in fees to complete this amendment, which were being amortized over the remaining term of the agreement. The applicable interest rate relating to the amended credit agreement was LIBOR plus a spread of 3.0% per annum or the Base Rate plus a spread of 1.25% per annum, which was adjustable based on our leverage ratio. If an event of default occurred, the interest rate may be increased by 2.0% per annum. Details of the change in our rate based on our leverage ratio are as follows:

Consolidated Leverage Ratio	Base Rate	Eurodollar Rate Loans	Applicable Fee Rate
Less than 3.25 to 1.00	0.75%	2.25%	0.40%
Greater than or equal to 3.25 to 1.00 but less than 4.50 to 1.00	0.75%	2.50%	0.50%
Greater than or equal to 4.50 to 1.00 but less than 6.00 to 1.00	1.25%	3.00%	0.60%
Greater than or equal to 6.00 to 1.00	2.25%	3.50%	0.75%

The Terminated Revolver included a $5 million subfacility for standby letters of credit and a subfacility for swing line loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Terminated Revolver. In addition to interest charges outlined above, we paid a commitment fee on the unused balance based on the Applicable Fee Rate in the above table. The Terminated Revolver included a $5 million subfacility for standby letters of credit and a subfacility for swing line loans of up to $5 million, subject to the terms and conditions of the credit.

The Terminated Revolver was terminated on March 14, 2013 upon entry into our new senior secured credit facility. This termination resulted in a $0.8 million pre-tax loss on the early retirement of debt related to unamortized credit facility fees. At March 31, 2013, there was no outstanding balance on the Terminated Revolver.

Terminated Subordinated Credit Facility with First California Bank

On May 21, 2012, we entered into a Business Loan Agreement, Promissory Note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan was an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. The interest rate for the FCB Loan (“Interest Rate”) was variable and was equal to the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%.

We were required to repay the FCB Loan as follows: (a) twenty-three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan could be prepaid at any time subject to a minimum interest charge of Fifty Dollars ($50). If an event of default occurs on the FCB Loan, the Interest Rate may increase by 5.00% per annum.

The FCB loan was terminated on March 14, 2013 upon entry into our new senior secured credit facility. This termination resulted in a $33,000 pre-tax loss on the early retirement of debt for unamortized credit facility fees. At March 31, 2013, there was no outstanding balance on the FCB Loan.

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

The proceeds of the subordinated lines of credit could be used to repurchase a portion of Salem’s outstanding 9 5/8% Notes. Outstanding amounts under each subordinated line of credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit must be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which must be repaid within six (6) months from the time that such amounts are borrowed. The subordinated lines of credit do not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our new senior secured credit facility. At March 31, 2013, there was no outstanding balance on the Subordinated Debt due to Related Parties.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2012	As of March 31, 2013
	(Dollars in thousands)
Term Loan B	$—	$298,509
Revolver	—	4,000
Terminated revolver	33,000	—
9 5/8% senior secured second lien notes due 2016	212,622	899
Subordinated debt	7,500	—
Subordinated debt due related parties	15,000	—
Seller financed note	—	2,000
Fair value of interest rate swaps	—	429
Capital leases and other loans	858	827

	268,980	306,664
Less current portion	(20,108)	(3,253)

	$248,872	$303,411

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2013:

•	Outstanding borrowings of $300.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%;

•	Outstanding borrowings of $4.0 million under the Revolver, with interest payment due at LIBOR plus 3.00% or at prime rate plus 2.00%;

•	Interest payment of $40,000 on the $0.9 million 9 5/8% Notes to be redeemed on June 3, 2013; and

•	Outstanding borrowings of $2.0 million with interest due at 5% annually on the seller financed note due April 2014 entered in conjunction with our acquisition of WGTK-FM, in Greenville, South Carolina

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2012 and March 31, 2013 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2013 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2014	$3,253
2015	5,098
2016	3,075
2017	3,071
2018	7,078
Thereafter	285,089

$306,664

NOTE 9. DEFERRED FINANCING COSTS

Bond issue costs represented the costs incurred in conjunction with the issuance of the 9 5/8% Notes. On March 14, 2013, we entered into a new senior secured credit facility, consisting of a Term Loan B of $300.0 million and a Revolver of $25.0 million. Upon entry into our new senior secured credit facility, all other corporate debt was terminated and all unamortized prior bond issue costs of $2.9 million and unamortized bank loan fees of $0.8 million were recorded as a component of the loss on early retirement of debt. Bank loan fees as of March 31, 2013 represent costs incurred with the new senior secured credit facility. These costs are being amortized over a five to seven year term, based on the maturity dates, as an adjustment to interest expense.

Deferred financing costs consist of the following:

	As of December 31, 2012	As of March 31, 2013
	(Dollars in thousands)
Bond issue costs	$3,060	$—
Bank loan fees	942	4,127

	$4,002	$4,127

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2013
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,213	$(13,059)	$4,154
Domain and brand names	11,037	(7,417)	3,620
Favorable and assigned leases	2,358	(1,617)	741
Other amortizable intangible assets	3,997	(3,721)	276

	$34,605	$(25,814)	$8,791

	As of December 31, 2012
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,213	$(12,665)	$4,548
Domain and brand names	11,015	(7,192)	3,823
Favorable and assigned leases	1,649	(1,594)	55
Other amortizable intangible assets	3,997	(3,670)	327

	$33,874	$(25,121)	$8,753

Based on the amortizable intangible assets as of March 31, 2013, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2013 (Apr – Dec)	$2,040
2014	2,410
2015	1,732
2016	956
2017	582
Thereafter	1,071

Total	$8,791

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

Options to purchase 2,225,947 and 2,580,033 shares of Class A common stock were outstanding at March 31, 2012 and 2013, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of March 31, 2012 and 2013 there were 188,724 and 675,808 dilutive shares, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that will begin on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our new senior secured credit facility. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.685%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded liability of $0.4 million as of March 31, 2013, representing the change in fair value of the interest rate swap agreement which is classified within Level 2 of the fair value hierarchy.

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

As of March 31, 2013, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

NOTE 14. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.03 million and $0 as of March 31, 2012 and 2013. At December 31, 2012, we had $1.3 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. Management expects an additional $0.4 million in the reserve over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of March 31, 2013 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

NOTE 16. SEGMENT DATA

FASB ASC Topic 280 “Segment Reporting” requires companies to provide certain information about their operating segments. We operate in three segments, radio broadcasting, Internet and publishing of which our radio broadcasting and Internet segment are reportable segments. Our radio broadcasting segment operates radio stations throughout the United States, as well as various radio networks and our National sale group. Our Internet segment operates all of our websites and our consumer product sales. Our publishing segment operates our print magazines and Xulon Press, a print-on-demand book publisher.

Management uses operating income before depreciation, amortization, impairments of long-lived assets and (gain) loss on disposal of assets, as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2013
Net revenue	$43,247	$9,716	$2,665	$—	$55,628
Operating expenses	29,567	6,841	3,023	5,796	45,227

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$13,680	$2,875	$(358)	$(5,796)	$10,401

Depreciation	1,973	743	116	290	3,122
Amortization	35	656	2	—	693
(Gain) loss on disposal of assets	4	—	—	—	4

Operating income (loss) from continuing operations	$11,668	$1,476	$(476)	$(6,086)	$6,582

Three Months Ended March 31, 2012
Net revenue	$43,957	$7,434	$2,893	$—	$54,284
Operating expenses	29,142	5,924	2,971	4,867	42,904

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$14,815	$1,510	$(78)	$(4,867)	$11,380

Depreciation	2,078	569	96	287	3,030
Amortization	35	551	2	1	589
(Gain) loss on disposal of assets	(179)	7	—	3	(169)

Operating income (loss) from continuing operations	$12,881	$383	$(176)	$(5,158)	$7,930

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2013
Property, plant and equipment, net	$83,102	$6,215	$1,273	$8,899	$99,489
Broadcast licenses	381,582	—	—	—	381,582
Goodwill	3,917	17,157	1,337	8	22,419
Other indefinite-lived intangible assets	—	—	1,873	—	1,873
Amortizable intangible assets, net	780	7,999	10	2	8,791

As of December 31, 2012
Property, plant and equipment, net	$82,972	$6,309	$1,271	$8,915	$99,467
Broadcast licenses	373,720	—	—	—	373,720
Goodwill	3,881	17,157	1,337	8	22,383
Other indefinite-lived intangible assets	—	—	1,873	—	1,873
Amortizable intangible assets, net	106	8,634	11	2	8,753

NOTE 17. SUBSEQUENT EVENTS

On April 3, 2013, we provided written notice to Mr. Atsinger, Mr. Epperson and Mr. Hinz to terminate the Affiliate Lines of Credit effective as of May 3, 2013. There are no early termination penalties or any other amounts that are owed by Salem as a result of termination of the Affiliate Lines of Credit.

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

Salem is a diversified multi-media company with integrated business operations covering radio broadcasting, content programming, publishing, and the Internet. Salem is a radio broadcaster, Internet content provider, and magazine and book publisher targeting audiences interested in Christian and family-themed content and conservative values.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The following factors affected our results of operations and cash flows for the three months ended March 31, 2013 as compared to the same period of the prior year:

Financing

•

On March 18, 2013, we announced a quarterly dividend in the amount of $0.05 per share on Class A and Class B common stock. The quarterly cash dividend of $1.2 million, or $0.05 per share, was paid on April 1, 2013 to all common stockholders of record as of March 25, 2013. Based on the number of shares currently outstanding, we expect to pay total annual dividends of $4.9 million;

•

On March 14, 2013, we entered into a new senior secured credit facility, consisting of a Term Loan B of $300.0 million and a Revolver of $25.0 million. We used the proceeds of the new facility to tender for our 9 5/8% Notes, retire all other outstanding corporate debt, and to pay related fees. We tendered $212.6 million of the 9 5/8% Notes for $240.3 million, or at a price equal to 110.65% of the face value. We paid $22.7 million for this redemption resulting in a $26.9 million pre-tax loss on the early retirement of debt. We issued irrevocable instructions to the Trustee to redeem on June 3, 2013 the 9 5/8% Notes outstanding; and

•

We entered into an interest rate swap agreement with Wells Fargo Bank on March 28, 2014 with a notional principal amount of $150.0 million to offset risks associated with the variable interest rate on our new senior secured credit facility.

Acquisitions

•	On February 15, 2013, we completed the acquisition of WTOH-FM (formerly WJKR-FM), Columbus, Ohio, for $4.0 million cash; and

•

On February 5, 2013, we completed the acquisition of WGTK-FM (formerly WMUU-FM), Greenville, South Carolina, for $5.4 million, consisting of $1.0 million in cash, a $2.0 million note payable in April 2014, and a $3.0 million advertising credit.

Net Broadcast Revenue

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$43,957	$43,247	$(710)	(1.6)%	81.0%	77.7%
Same Station Net Broadcast Revenue	$43,951	$42,875	$(1,076)	(2.4)%

Net broadcast revenues decreased as compared to the same period of the prior year due to a $0.4 million decline in political advertisements as 2013 in not an election year, a $0.4 million decline in network affiliation fees, and a $0.2 million decrease in infomercial revenue associated with station rebranding efforts, partially offset by a $0.2 million increase in local spot revenue primarily on our music format stations. The increase in local spot revenue is primarily due to higher ratings which favorably impact the ability of the sales team to sell spots at a higher rate.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2012		2013
	(Dollars in thousands)
Block program time:
National	$10,708	24.4%	10,657	24.6%
Local	8,239	18.7%	7,949	18.4%

	18,947	43.1%	18,606	43.0%
Advertising:
National	3,257	7.4%	3,093	7.2%
Local	14,554	33.1%	14,756	34.1%

	17,811	40.5%	17,849	41.3%
Infomercials	1,630	3.7%	1,444	3.3%
Network	3,831	8.7%	3,446	8.0%
Other	1,738	4.0%	1,902	4.4%

Net broadcast revenue	$43,957	100.0%	43,247	100.0%

Internet Revenue

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$7,434	$9,716	$2,282	30.7%	13.7%	17.4%

The increase in Internet revenue reflects growth from acquisitions, including GodVine.com and SermonSpice.com as well as higher demand for banner advertisements across all of our web-based platforms. The increases are driven primarily by a higher sales volume and secondarily to higher rates charged to our customers. Banner advertisements, including those on our station branded websites increased $1.3 million while video and graphic downloads increased $0.9 million over the same period of the prior year due to higher volumes.

Publishing Revenue

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$2,893	$2,665	$(228)	(7.9)%	5.3%	4.8%

Publishing revenue decreased from lower submission fees and book sales with Xulon Press and declines in subscription revenues from our print magazines due to alower number of subscribers as compared to the same period of the prior year.

Broadcast Operating Expenses

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$29,142	$29,567	$425	1.5%	53.7%	53.2%
Same Station Net Broadcast Operating Expenses	$29,073	$29,101	$28	0.1%

Higher broadcast operating expenses reflect a $0.4 million increase in bad debt expense as compared to the same period of the prior year when the favorable impact of collecting a large past due account was recognized and a $0.3 million increase in facility related expenses due to the addition of the Greenville, South Carolina market and rent escalations tied to the Consumer Price Index offset by a $0.3 million decrease in advertising expense.

Internet Operating Expenses

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$5,924	$6,841	$917	15.5%	10.9%	12.2%

Increase in Internet operating expenses reflect higher variable expenses associated with higher revenues, including a $0.5 million increase in royalties, $0.4 million increase in personnel-related costs that includes commissions, and a $0.1 million increase in streaming and hosting expense, partially offset by a $0.1 million decline in discretionary advertising expenses. The decline in discretionary advertising expenses is due to the nature and timing of various campaigns and events. We intend to continue investing in our brands through strategic advertising.

Publishing Operating Expenses

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$2,971	$3,023	$52	1.8%	5.5%	5.4%

Decrease in publishing operating expenses is consistent with the declines in revenue and reflect lower variable costs such as commission and printing fees.

Corporate Expenses

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$4,867	$5,796	$929	19.1%	9.0%	10.4%

Corporate expenses include shared general and administrative services. The increase over the same period of the prior year reflects a $0.4 million increase in stock-based compensation expense based on restricted share awards granted during the quarter that vested immediately, a $0.2 million increase in acquisition related costs and legal fees, a $0.1 million increase in personnel related costs and a $0.1 million increase in public reporting costs.

Depreciation Expense

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,030	$3,122	$92	3.0%	5.6%	5.6%

Depreciation expense increased slightly due to recent acquisition activity that was partially offset with lower capital expenditures incurred compared to the same period of the prior year.

Amortization Expense

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$589	$693	$104	17.7%	1.1%	1.2%

Amortization expense increased due to the intangible assets recognized in the latter part of 2012 from our purchases of Godvine.com, Sermonspice.com and Churchangel.com. The intangible assets include advertising agreements, customer lists and domain names with useful lives that range between one and five years.

(Gain) loss on disposal of assets

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on disposal of assets	$(169)	$4	$173	(102.4)%	(0.3)%	—%

The net loss on disposal of assets for the three months ended March 31, 2013 represents various fixed asset and equipment disposals. The net gain on disposal of assets for the same period of the prior year includes a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island partially offset with various fixed asset and equipment disposals.

Other income (expense), net

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$31	$21	$(10)	(32.3)%	0.1%	—%
Interest Expense	(6,396)	(5,723)	673	(10.5)%	(11.8)%	(10.2)%
Change in fair value of interest rate swaps	—	(429)	(429)	100.0%	—%	(0.8)%
Loss on early retirement of long-term debt	—	(27,721)	(27,721)	100.0%	—%	(49.5)%
Other Income (Expense)	7	6	(1)	(14.3)%	—%	—%

Interest income represents earnings on excess cash. The decrease in interest expense is due to the lower principal balance outstanding on our 9 5/ 8% Notes, partially offset by higher interest on the outstanding balances on our Revolver and Term Loan. Other income and expense, net relates royalty income from real estate properties.

The loss on early retirement of debt of $27.7 million includes $26.9 million from the redemption of $212.6 million of the outstanding 9 5/8% Notes and $0.8 million associated with termination of our existing credit facilities in conjunction with the new Term Loan B and Revolver entered into on March 14, 2013.

Provision for (benefit from) income taxes

			Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$687	$(8,682)	$(9,369)	(1,363.8)%	1.3%	(15.5)%

In accordance with FASB ASC Topic 740 “Income Taxes,” our benefit from income taxes was $8.7 million for the three months ended March 31, 2013 compared to a tax provision of $0.7 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 31.8% for the three months ended March 31, 2013 compared to 43.7% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss from discontinued operations, net of tax

	Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(42)	$(11)	$31	(73.8)%	(0.1)%	—%

The income (loss) from discontinued operations for the three months ended March 31, 2012 and 2013 relate to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (loss)

	Three Months Ended March 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$843	$(18,593)	$(19,436)	(2,305.6)%	1.6%	(33.2)%

The decrease in net income is due to the $27.7 million loss on early retirement of long-term debt, a $3.0 million increase in operating expenses and $0.4 million change in fair value of interest rate swaps offset by a $1.7 million increase in total revenue and $0.7 million decrease in interest expense and $9.4 million decrease in the income tax expense.

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

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

STATION OPERATING INCOME. SOI decreased $1.1 million, or 7.7%, to $13.7 million for the three months ended March 31, 2013, compared to $14.8 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 31.6% for the three months ended March 31, 2013 from 33.7% for the same period of the prior year. On a same station basis, SOI decreased $1.1 million, or 7.4%, to $13.8 million for the three months ended March 31, 2013 from $14.9 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 32.1% for the three months ended March 31, 2013 from 33.9% for the same period of the prior year. The decline in SOI is primarily due to higher operating expenses, including personnel related costs during the three months ending March 31, 2013 compared to the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our condensed consolidated financial statements) for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Station operating income	$14,815	$13,680
Plus Internet revenue	7,434	9,716
Plus publishing revenue	2,893	2,665
Less Internet operating expenses	(5,924)	(6,841)
Less publishing operating expenses	(2,971)	(3,023)
Less corporate expenses	(4,867)	(5,796)
Less depreciation and amortization	(3,619)	(3,815)
Less gain (loss) on disposal of assets	169	(4)

Operating income from continuing operations	$7,930	$6,582
Plus interest income	31	21
Less interest expense	(6,396)	(5,723)
Less change in fair value of interest rate swaps	—	(429)
Less loss on early retirement of long-term debt	—	(27,721)
Less other income (expense), net	7	6
Less provision for (benefit from) income taxes	(687)	8,682
Less discontinued operations	(42)	(11)

Net income (loss)	$843	$(18,593)

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcast revenue for the three months ended March 31, 2012 and 2013 was approximately $1.0 million and $1.1 million, respectively, and barter expenses were approximately the same as barter revenue for each period.

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

Goodwill and other indefinite-lived intangible assets

Approximately 70% of our total assets as of March 31, 2013, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

Impairment of long-lived assets

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived asset we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.03 million and $0 as of March 31, 2012 and 2013. At December 31, 2012, we had $1.3 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. Management expects an additional $0.4 million in the reserve over the next twelve months due to statute expirations.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of March 31, 2013 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

We entered into an interest rate swap agreement with Wells Fargo Bank on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our new senior secured credit facility. Payments on the swap are due on a quarterly basis. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period station of operations and are not reported through other comprehensive income. The swap expires on March 28, 2019 at a fixed rate of 1.685%.

Fair value accounting

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008. The adoption of these provisions had a material impact on our consolidated financial position, results of operations and cash flows. We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption of the fair value provisions of FASB ASC Topic 820 to nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Stock-based compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes valuation model which requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Communications common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal continues to be to deleverage the company. During the three months ended March 31, 2013, we entered into a new Term Loan B and Revolver, redeemed $212.6 million of our 9 5/8% Notes, and terminated our existing credit facilities and our subordinated debt with related parties. We believe that the borrowing capacity under our new Term Loan B and Revolver allow us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements. We expect to incur lower interest expense as a result of the new credit facility.

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We currently expect to fund any future acquisitions from cash on hand, proceeds from debt and equity offerings, borrowings under our credit facility, operating cash flow and possibly through the sale of income-producing assets. We have funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from operating cash flow, borrowings under our credit facilities and, if necessary, proceeds from the sale of selected assets or radio stations. We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. We expect to incur additional capital expenditures of approximately $6.1 million during the remainder of 2013.

Cash Flows

Cash and cash equivalents decreased $0.3 million to $0.1 million as of March 31, 2013 compared to $0.4 million as of December 31, 2012. Working capital increased $17.9 million to $29.6 million as of March 31, 2013, compared to $11.7 million for the same period of the prior year. During the three months ending March 31, 2013, the balances outstanding under our debt agreements ranged from $213.5 to $307.0 million. The balances were ordinary and customary based on our operating and investing cash needs during this time.

The following events impacted our liquidity and capital resources during the three months ended March 31, 2013:

•	We redeemed $212.6 million of our 9 5/8% Notes for $240.3 million, or at a price equal to 110.65% of the face value and paid $16.3 million as consideration for the Tender Offer;

•	We entered into a new Term Loan B and Revolver on which we drew $298.5 million and $8.5 million, respectively, the proceeds of which paid our then existing debt and the 9 5/8% Notes;

•	We terminated our Terminated Revolver and FCB loan;

•	We paid the outstanding Subordinated Debt due to Related Parties of $15.0 million;

•

We deposited $1.0 million with the Trustee in accordance with our notice of redemption for any of the 9 5/8% Notes outstanding after the expiration date of the Tender Offer. Restricted cash of $1.0 million as of March 31, 2013, includes $0.9 in aggregate principal of the 9 5/ 8% Notes outstanding, the redemption price at 103% of the face value, and all accrued interest due as of the June 3, 2013 discharge date;

•	Capital expenditures decreased $0.5 million to $2.3 million from $2.8 million for the same period of the prior year;

•	Our Day’s Sales Outstanding increased to 74 days as of March 31, 2013 compared to 70 days for the same period of the prior year;

•	Cash paid for acquisitions increased $4.3 million to $6.5 million from $2.1 million for the same period of the prior year;

•	We paid a cash distribution of $1.2 million, or $0.05 per share of Class A and Class B common stock on March 29, 2013;

•	Based on the number of shares of Class A and Class B a cash distribution currently outstanding, we expect to pay total annual dividends of $4.9 million; and

•	Our net income from continuing operations decreased $19.4 million to net loss of $18.6 million from $0.9 million net income for the same period of the prior year.

Credit Facilities

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

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a new senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B has a term of seven years, in which the principal amount of the Term Loan may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter beginning on September 30, 2013 for the Term Loan B. The Revolver has a term of five years. We believe that the borrowing capacity under our Term Loan B and Revolver allow us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements.

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below. If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum.

		Revolver Pricing
Pricing Level	Consolidated Leverage Ratio	Base Rate Loans	LIBOR Loans
1	Less than 3.00 to 1.00	1.250%	2.250%
2	Greater than or equal to 3.00 to 1.00 but less than 4.00 to 1.00	1.500%	2.500%
3	Greater than or equal to 4.00 to 1.00 but less than 5.00 to 1.00	1.750%	2.750%
4	Greater than or equal to 5.00 to 1.00 but less than 6.00 to 1.00	2.000%	3.000%
5	Greater than or equal to 6.00 to 1.00	2.500%	3.500%

The obligations under the credit agreement and the related loan documents are secured by liens on substantially all of the assets of Salem and its subsidiaries, other than certain exceptions set forth in the Security Agreement, dated as of March 14, 2013, among Salem, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (the “Security Agreement”) and such other related loan documents.

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of March 31, 2013, our leverage ratio was 5.64 to 1 and our interest coverage ratio was 2.26 to 1. We were in compliance with our debt covenants under the credit facility at March 31, 2013, and we remain in compliance.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2012 and March 31, 2013, accrued interest on the 9 5/8% Notes was $0.9 million and $25,000, respectively. The discount was being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three months ended March 31, 2012 and 2013, approximately $45,000 and $37,000, respectively, of the discount has been recognized as interest expense.

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

Information regarding repurchases and redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed/Repurchased	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
March 14, 2013	$212,597	$22,650	$837	$2,867
December 12, 2012	4,000	120	17	57
June 1, 2012	17,500	525	80	287
December 12, 2011	12,500	375	62	337
September 6, 2011	5,000	144	26	135
June 1, 2011	17,500	525	93	472
December 1, 2010	12,500	375	70	334
June 1, 2010	17,500	525	105	417

On March 14, 2013, we tendered for $212.6 million of the 9 5/8% Notes for $240.3 million, or at a price equal to 110.65% of the face value. The redemption was pursuant to the tender offer launched on February 25, 2013. We paid $22.7 million for this redemption resulting in a $26.9 million pre-tax loss on the early retirement of debt, which included approximately $0.8 million of unamortized discount and $3.1 million of bond issue costs associated with the 9 5/8% Notes. We issued a notice of redemption to redeem any 9 5/8% Notes that remain outstanding after the expiration date of the Tender Offer. As of March 31, 2013, $0.9 million in aggregate principal of the 9 5/8% Notes remained outstanding. We issued irrevocable instructions to The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes to redeem on June 3, 2013 these outstanding Notes. We deposited $1.0 million with the Trustee to satisfy and discharge Salem’s obligations under the Indenture. Restricted cash of $1.0 million as of March 31, 2013, includes $0.9 in aggregate principal of the 9 5/8% Notes outstanding, the redemption price at 103% of the face value and all accrued interest due as of the June 3, 2013 discharge date. The carrying value of the 9 5/8% Notes was $212.6 million and $0.9 million at December 31, 2012 and March 31, 2013, respectively.

Terminated Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a Revolver (“Terminated Revolver”). We amended the Terminated Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement, to redeem applicable portions of the 9 5/8% Notes. The calculation of the “Available Amount” also pertained to the payment of dividends when the leverage ratio is above 5.0 to 1.

On November 15, 2011, we completed the Second Amendment of the Terminated Revolver to among other things, (1) extend the maturity date from December 1, 2012 to December 1, 2014, (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. We incurred $0.5 million in fees to complete this amendment, which were being amortized over the remaining term of the agreement. The applicable interest rate relating to the amended credit agreement was LIBOR plus a spread of 3.0% per annum or the Base Rate plus a spread of 1.25% per annum, which was adjustable based on our leverage ratio. If an event of default occurred, the interest rate may be increased by 2.0% per annum. Details of the change in our rate based on our leverage ratio are as follows:

Consolidated Leverage Ratio	Base Rate	Eurodollar Rate Loans	Applicable Fee Rate
Less than 3.25 to 1.00	0.75%	2.25%	0.40%
Greater than or equal to 3.25 to 1.00 but less than 4.50 to 1.00	0.75%	2.50%	0.50%
Greater than or equal to 4.50 to 1.00 but less than 6.00 to 1.00	1.25%	3.00%	0.60%
Greater than or equal to 6.00 to 1.00	2.25%	3.50%	0.75%

The Terminated Revolver included a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. In addition to interest charges outlined above, we paid a commitment fee on the unused balance based on the Applicable Fee Rate in the above table. The Terminated Revolver included a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit.

The Terminated Revolver was terminated on March 14, 2013 upon entry into our new senior secured credit facility. This termination resulted in a $0.8 million pre-tax loss on the early retirement of debt related to unamortized credit facility fees. At March 31, 2013, there was no outstanding balance on the Terminated Revolver.

Terminated Subordinated Credit Facility with First California Bank

On May 21, 2012, we entered into a Business Loan Agreement, Promissory Note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan was an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. The interest rate for the FCB Loan (“Interest Rate”) was variable and was equal to the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%.

We were required to repay the FCB Loan as follows: (a) twenty-three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan could be prepaid at any time subject to a minimum interest charge of Fifty Dollars ($50). If an event of default occurs on the FCB Loan, the Interest Rate may increase by 5.00% per annum.

The FCB loan was terminated on March 14, 2013 upon entry into our new senior secured credit facility. This termination resulted in a $33,000 pre-tax loss on the early retirement of debt for unamortized credit facility fees. At March 31, 2013, there was no outstanding balance on the FCB Loan.

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

The proceeds of the subordinated lines of credit could be used to repurchase a portion of Salem’s outstanding 9 5/8% Notes. Outstanding amounts under each subordinated line of credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit must be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which must be repaid within six (6) months from the time that such amounts are borrowed. The subordinated lines of credit do not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our new senior secured credit facility. At March 31, 2013, there was no outstanding balance on the Subordinated Debt due to Related Parties.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2012	As of March 31, 2013
	(Dollars in thousands)
Term Loan B	$—	$298,509
Revolver	—	4,000
Terminated revolver	33,000	—
9 5/8% senior secured second lien notes due 2016	212,622	899
Subordinated debt	7,500	—
Subordinated debt due related parties	15,000	—
Seller financed note	—	2,000
Fair value of interest rate swaps	—	429
Capital leases and other loans	858	827

	268,980	306,664
Less current portion	(20,108)	(3,253)

	$248,872	$303,411

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2013:

•	Outstanding borrowings of $300.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%;

•	Outstanding borrowings of $4.0 million under the Revolver, with interest payment due at LIBOR plus 3.00% or at prime rate plus 2.00%;

•	Interest payment of $40,000 on the $0.9 million 9 5/8% Notes to be redeemed on June 3, 2013; and

•	Outstanding borrowings of $2.0 million with interest due at 5% annually on the seller financed note due April 2014 entered in conjunction with our acquisition of WGTK-FM, in Greenville, South Carolina

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2012 and March 31, 2013 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2013 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2014	$3,253
2015	5,098
2016	3,075
2017	3,071
2018	7,078
Thereafter	285,089

$306,664

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2013. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of March 31, 2013, we had no off-balance sheet arrangements.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that will begin on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our new senior secured credit facility. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.685%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded liability of $0.4 million as of March 31, 2013, representing the change in fair value of the interest rate swap agreement which is classified within Level 2 of the fair value hierarchy.

ITEM 4T.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibits Index” below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION

May 10, 2013

By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 10, 2013

By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X