Form 10-Q
period 2013-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2013-08-09
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 1, 2013
Common Stock, $0.01 par value per share	19,257,290 shares

Class B	Outstanding at August 1, 2013
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM COMMUNICATIONS CORPORATION

FORWARD-LOOKING STATEMENTS

From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time the statements are made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in Salem’s reports on Forms 10-K, 10-Q and 8-K filed with or furnished to the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections and other forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2012	June 30, 2013
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$380	$73
Trade accounts receivable (less allowance for doubtful accounts of $8,926 in 2012 and $9,578 in 2013)	35,009	37,133
Other receivables	609	1,805
Prepaid expenses	3,277	3,973
Deferred income taxes	6,248	6,248
Assets held for sale	1,964	1,700
Assets of discontinued operations	8	8

Total current assets	47,495	50,940

Property, plant and equipment (net of accumulated depreciation of $135,823 in 2012 and $141,746 in 2013)	99,467	99,369
Broadcast licenses	373,720	381,586
Goodwill	22,383	21,981
Other indefinite-lived intangible assets	1,873	1,528
Amortizable intangible assets (net of accumulated amortization of $25,121 in 2012 and $26,501 in 2013)	8,753	8,109
Fair value of interest rate swaps	—	3,578
Deferred financing costs	4,002	4,442
Notes receivable (net of allowance of $702 in 2012 and $579 in 2013)	1,662	258
Other assets	2,007	1,799

Total assets	$561,362	$573,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,440	$3,424
Accrued expenses	6,627	6,815
Accrued compensation and related expenses	8,668	8,028
Accrued interest	1,110	75
Deferred revenue	9,531	12,065
Income tax payable	175	38
Subordinated debt due related parties	15,000	—
Current portion of long-term debt and capital lease obligations	5,108	5,118

Total current liabilities	50,659	35,563

Long-term debt and capital lease obligations, less current portion	248,872	292,762
Deferred income taxes	47,593	43,015
Deferred revenue	8,140	10,160
Other liabilities	29	20

Total liabilities	355,293	381,520

Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,312,510 and 21,563,065 issued and 18,994,860 and 19,245,415 outstanding at December 31, 2012 and June 30, 2013, respectively	213	216
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2012 and June 30, 2013	56	56
Additional paid-in capital	233,974	235,838
Retained earnings (accumulated deficit)	5,832	(10,034)
Treasury stock, at cost (2,317,650 shares at December 31, 2012 and June 30, 2013)	(34,006)	(34,006)

Total stockholders’ equity	206,069	192,070

Total liabilities and stockholders’ equity	$561,362	$573,590

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Net broadcast revenue	$46,372	$47,025	$90,329	$90,272
Net Internet revenue	8,035	9,906	15,469	19,622
Net publishing revenue	3,219	3,205	6,112	5,870

Total revenue	57,626	60,136	111,910	115,764

Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $342 and $348 for the three months ended June 30, 2012 and 2013, respectively, and $674 and $690 for the six months ended June 30, 2012 and 2013, respectively, paid to related parties)	30,519	30,844	59,661	60,411
Internet operating expenses exclusive of depreciation and amortization shown below	6,109	6,887	12,033	13,728
Publishing operating expenses exclusive of depreciation and amortization shown below	3,000	3,452	5,971	6,475
Corporate expenses exclusive of depreciation and amortization shown below (including $148 and $25 for the three months ended June 30, 2012 and 2013, and $200 and $160 for the six months ended June 30, 2012 and 2013, respectively, paid to related parties)	4,804	5,092	9,671	10,888
Depreciation	3,037	3,102	6,067	6,224
Amortization	542	688	1,131	1,381
Impairment of indefinite-lived long-term assets other than goodwill	—	345	—	345
Impairment of goodwill	—	438	—	438
Impairment of long-lived assets	5,608	—	5,608	—
(Gain) loss on disposal of assets	145	1	(24)	5

Total operating expenses	53,764	50,849	100,118	99,895

Operating income from continuing operations	3,862	9,287	11,792	15,869
Other income (expense):
Interest income	28	15	59	36
Interest expense including $39 and $0 for the three months ended June 30, 2012 and 2013, and $114 and $154 for the six months ended June 30, 2012 and 2013, respectively, paid to related parties.	(6,264)	(3,719)	(12,660)	(9,442)
Change in fair value of interest rate swaps	—	4,007	—	3,578
Loss on early retirement of long-term debt	(893)	(55)	(893)	(27,776)
Other income (expense), net	4	5	11	11

Income (loss) from continuing operations before income taxes	(3,263)	9,540	(1,691)	(17,724)
Provision for (benefit from) income taxes	(1,484)	4,335	(797)	(4,347)

Income (loss) from continuing operations	(1,779)	5,205	(894)	(13,377)
Income (loss) from discontinued operations	(13)	(4)	(55)	(15)

Net income (loss)	$(1,792)	$5,201	$(949)	$(13,392)

Basic earnings per share data:
Earnings (loss) per share from continuing operations	$(0.07)	$0.20	$(0.04)	$(0.54)
Earnings (loss) per share from discontinued operations	—	—	—	—
Basic earnings (loss) per share	$(0.07)	$0.20	$(0.04)	$(0.54)
Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$(0.07)	$0.20	$(0.04)	$(0.54)
Earnings (loss) per share from discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$(0.07)	$0.20	$(0.04)	$(0.54)
Dividends per share	$0.04	$0.05	$0.07	$0.10
Basic weighted average shares outstanding	24,356,298	24,737,131	24,460,623	24,684,781

Diluted weighted average shares outstanding	24,356,298	25,624,530	24,460,623	24,684,781

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
OPERATING ACTIVITIES
Net loss from continuing operations	$(894)	$(13,377)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	696	1,171
Tax benefit related to stock options exercised	—	113
Depreciation and amortization	7,198	7,605
Amortization of bond issue costs and bank loan fees	649	511
Amortization and accretion of financing items	90	100
Provision for bad debts	791	1,521
Deferred income taxes	(1,041)	(4,578)
Impairment of indefinite-lived long-term assets other than goodwill	—	345
Impairment of goodwill	—	438
Impairment of long-lived assets	5,608	—
Change in fair value of interest rate swaps	—	(3,578)
Loss on early retirement of long-term debt	893	27,776
(Gain) loss on disposal of assets	(24)	5
Changes in operating assets and liabilities:
Accounts receivable	2,171	(278)
Prepaid expenses and other current assets	(325)	(793)
Accounts payable and accrued expenses	368	(3,878)
Deferred revenue	(3,443)	(1,045)
Other liabilities	—	(9)
Income taxes payable	7	(137)

Net cash provided by operating activities	12,744	11,912

INVESTING ACTIVITIES
Capital expenditures	(4,846)	(5,232)
Deposits (release) on radio station acquisitions and broadcast equipment	(307)	370
Purchases of broadcast assets and radio stations	(2,180)	(5,000)
Purchases of Internet businesses and assets	(165)	—
Proceeds from the disposal of assets	765	—
Release (payment) of restricted cash	110	—
Other	(34)	(162)

Net cash used in investing activities	(6,657)	(10,024)

FINANCING ACTIVITIES
Payments to redeem 9 5/8% Notes	(17,500)	(213,500)
Payment of bond premium in connection with early redemptions and repurchases of the 9 5/8% Notes	(525)	(22,677)
Proceeds from borrowings under Term Loan B and Revolver	—	310,000
Payments under Term Loan B and Revolver	—	(15,087)
Payments of costs related to bank credit facility	(134)	(4,364)
Proceeds from borrowings under terminated credit facilities and subordinated debt	77,429	46,747
Payments under terminated credit facilities and subordinated debt	(61,842)	(87,220)
Proceeds from subordinated debt due to related parties	9,000	—
Payments to subordinated debt due to related parties	(9,000)	(15,000)
Proceeds from exercise of stock options	61	583
Payments on capital lease obligations	(61)	(63)
Payment of cash dividend on common stock	(1,704)	(2,474)
Book overdraft	(1,580)	875

Net cash used in financing activities	(5,856)	(2,180)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	1	(15)

Net cash inflows (outflows) from discontinued operations	1	(15)

Net increase (decrease) in cash and cash equivalents	232	(307)
Cash and cash equivalents at beginning of year	67	380

Cash and cash equivalents at end of period	$299	$73

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including $113 and $296 paid to related parties during the six months ending June 30, 2012 and 2013, respectively	$11,937	$9,835
Income taxes	$202	$245
Other supplemental disclosures of cash flow information:
Trade revenue	$2,578	$2,306
Trade expense	$2,590	$2,050
Non-cash investing and financing activities:
Net present value of advertising credits payable	$—	$2,427
Seller-financed note	$—	$2,000

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of Salem Communications Corporation (“Salem,” “we” or the “company”) includes the company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Information with respect to the three and six months ended June 30, 2012 and 2013 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Salem Web Network™ (“SWN”), our Internet businesses provide Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Christianity.com, Crosswalk.com, BibleStudyTools.com, GodTube.com, Townhall.com™, HotAir.com, WorshipHouseMedia.com, SermonSpice.com, GodVine.com and Jesus.org. SWN’s content is accessible through our radio station websites that feature content of interest to local listeners throughout the United States. In addition to operating our radio station websites, SWN operates Salem Consumer Products, a website offering books, DVD’s and editorial content developed by many of our on-air personalities that are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

Salem Publishing™, produces and distributes Christian and conservative opinion print magazines. Salem Publishing also includes Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Condensed Consolidated Statements of Operations.

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” which requires VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

We may enter into local marketing agreements (“LMA’s”) contemporaneously with entering an asset purchase agreement (“APA”) to acquire or sell a radio station. We may also enter into time brokerage agreements (“TBA’s”). Typically, both LMA’s and TBA’s are contractual agreements under which the station owner / licensee makes air-time available to a programmer / licensee in exchange for a fee and reimbursement of certain expenses. LMA’s and TBA’s are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The Federal Communications Commission “FCC” has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws.

The requirements of FASB ASC Topic 810 may apply to entities under LMA’s or TBA’s, depending on the facts and circumstances related to each transaction. As of June 30, 2013 we did not consolidate any entities with which we entered into LMA’s or TBA’s under the guidance in FASB ASC Topic 810.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements; and (9) contingency reserves. These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as necessary.

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

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our mastheads and related goodwill as of June 30, 2013.

Mastheads

Mastheads consist of the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We test the value of mastheads as a single entity as our print magazines operate from one facility, under one general manager, with operating results and cash flows reported on a combined basis for all publications. This is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to perform an income-based approach to determine the estimated fair value of our mastheads. The income approach is based upon an estimated royalty stream that measures a cost savings to the business because it does not have to pay a royalty to use the owned trade name and content. The analysis assumes that the assets are employed by a typical market participant in their highest and best use. Under the income approach, we utilize a discounted cash flow method to calculate the estimated fair value of our mastheads, the key estimates and assumptions to which are as follows:

Mastheads	December 31, 2012	June 30, 2013
Discount rate	8.5%	9.0%
Projected revenue growth ranges	1.5% - 3.0%	1.0% - 2.8%
Royalty growth rate	3.0%	3.0%

Based on our review and analysis we recorded a $0.3 million impairment charge for mastheads as of the interim testing period ending June 30, 2013.

Goodwill – Publishing

Our publishing segment consists of two accounting units for goodwill testing. The first publishing accounting unit is our print magazine unit, which operates and produces all publications from a stand-alone facility, under one general manager, with operating results and cash flows reported on a combined basis for all publications. The second accounting unit is our book publishing division,

Xulon Press, which also operates from a stand-alone facility, under one general manager with separately stated operating results and cash flows. These are the lowest levels for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. During the period ending June 30, 2013, we performed an interim review and valuation of goodwill in our magazine unit.

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

We engaged Bond & Pecaro to determine the enterprise value of our magazine business in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

Enterprise Valuations	June 30 , 2013
Discount rate	9.0%
Operating profit margin ranges	0.9% - 6.0%
Long-term revenue growth rate ranges	1.0% - 2.8%

Based on our analysis, we recorded a $0.4 million impairment charge as of the interim testing period ending June 30, 2013. These impairments are driven by lower revenue growth projections and a reduction in cash flows for magazine operations. These impairments are indicative of trends in the publishing industry and are not unique to our company.

We believe that we have made reasonable estimates and assumptions to calculate the fair value of our mastheads and goodwill, however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our indefinite-lived intangibles assets below the amounts reflected on our Condensed Consolidated Balance Sheet, we may recognize additional impairment charges, the amount of which may be material.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. There were no indications of impairment present during the period ending June 30, 2013.

In June 2012, based on changes in managements’ planned usage, land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. For the three months ended June 30, 2012, we recorded an impairment charge of $5.6 million associated with this land based on the estimated sale price.

NOTE 4. SIGNIFICANT TRANSACTIONS

On June 28, 2013, we repaid $4.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

On May 30, 2013, we announced a quarterly dividend in the amount of $0.05 per share on Class A and Class B common stock. The quarterly dividend of $1.2 million, or $0.05 per share, was paid on June 28, 2013 to all common stockholders of record as of June 14, 2013.

On May 3, 2013, we terminated the Affiliate Lines of Credit with Mr. Atsinger, Mr. Epperson and Mr. Hinz. There were no early termination penalties and no further amounts owed by Salem as a result of the termination of the Affiliate Lines of Credit.

On March 18, 2013, we announced a quarterly dividend in the amount of $0.05 per share on Class A and Class B common stock. The quarterly dividend of $1.2 million, or $0.05 per share, was funded on March 29, 2013 for payment on April 1, 2013 to all common stockholders of record as of March 25, 2013.

On March 14, 2013, we entered into the Term Loan B and a revolving credit facility of $25.0 million (“Revolver”). We used the proceeds from the Term Loan B and the Revolver to fund the repurchase of our 9 5/8% Senior Secured Second Lien Notes due 2016 (“9 5/8% Notes”) pursuant to a cash tender offer, and to retire all other outstanding debt and to pay related fees. Upon entry into the credit facility, our then existing revolving credit facilities, indebtedness due to First California Bank, and subordinated debt due to related parties were terminated. As a result of these terminations, we recorded a pre-tax loss on the early retirement of long-term debt of $0.9 million associated with unamortized bank fees and closing costs.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the 9 5/8% Notes. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the 9 5/8% Notes. We issued a notice of redemption to redeem any 9 5/8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding 9 5/8% Notes to satisfy and discharge Salem’s obligations under the indenture for the 9 5/8% Notes as of such date.

On February 15, 2013, we completed the acquisition of WJKR-FM, Columbus, Ohio, for $4.0 million of cash. We began operating the radio station under a LMA with the prior owner on November 1, 2012. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. Effective February 15, 2013, we changed the call letters of this station to WTOH-FM.

On February 5, 2013, we completed the acquisition of WMUU-FM, Greenville, South Carolina, for $5.4 million. The $5.4 million purchase price consists of $1.0 million cash due upon close of the transaction, $2.0 million payable in April 2014, and $3.0 million payable in advertising credits to Bob Jones University, a related party of the station’s owner. The advertising credits are payable over ten years resulting in a fair value of $2.4 million. The $0.6 million discount on the advertising credits was recorded as a reduction of the fair value and will be amortized to interest expense over the ten year term. We began operating the radio station under a LMA with the prior owner on December 3, 2012. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. Effective February 11, 2013, we changed the call letters of this station to WGTK-FM.

A summary of our business acquisitions and asset purchases for the six months ended June 30, 2013, none of which were material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
February 15, 2013	WTOH-FM, Columbus, Ohio	$4,000
February 5, 2013	WGTK-FM, Greenville, South Carolina	5,427

		$9,427

Under the acquisition method of accounting as specified in FASB ASC Topic 805 “Business Combinations”, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. We obtained an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date for the transactions noted. Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Intangible assets are also recorded at their estimated fair value and amortized using the straight-line method over their estimated useful lives. Goodwill represents the organizational systems and procedures in place to ensure the effective operation of the stations. The total acquisition consideration was allocated to the net assets acquired as follows:

Net Broadcast Assets Acquired
(Dollars in thousands)
Asset
Property and equipment	$1,252
Broadcast licenses	7,429
Goodwill	37
Other	709

$9,427

Discontinued Operations:

Based on operating results that did not meet our expectations, we ceased operating Samaritan Fundraising in December 2011. As of December 31, 2011, all employees of this entity were terminated. As a result of our decision to close operations, there have been no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. The

Condensed Consolidated Balance Sheets and Statements of Operations for all prior periods presented were reclassified to reflect the operating results and net assets of this entity as a discontinued operation. As of June 30, 2013, assets of discontinued operations consist of net receivables due to us from sales occurring prior to ceasing operations.

The following table sets forth the components of the loss from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Net revenues	$13	$11	$11	$11
Operating expenses	(34)	(19)	(102)	(35)

Operating income (loss)	$(21)	$(8)	$(91)	$(24)
Provision for (benefit from) income taxes	(8)	(4)	(36)	(9)

Income (loss) from discontinued operations, net of tax	$(13)	$(4)	$(55)	$(15)

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$250	$234	$457	$312
Restricted stock compensation expense included in corporate expenses	—	—	—	481
Stock option compensation expense included in broadcast operating expenses	83	48	170	217
Stock option compensation expense included in Internet operating expenses	31	59	59	133
Stock option compensation expense included in Publishing operating expenses	5	10	10	28

Total stock-based compensation expense, pre-tax	369	$351	696	$1,171
Tax provision for stock-based compensation expense	(168)	(140)	(311)	(468)

Total stock-based compensation expense, net of tax	$201	$211	$385	$703

Stock option and restricted stock grants

The Plan allows the company to grant stock options and shares of restricted stock to employees, directors, officers and advisors of the company. For grants of stock options, the option exercise price is set at the closing price of the company’s common stock on the date of grant, and the related number of shares underlying the stock option is fixed at that point in time. The Plan also provides for grants of restricted stock. Eligible employees may receive stock options annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment. The Plan does not allow key employees and directors (restricted persons) to exercise options during pre-defined blackout periods. Employees may participate in plans established pursuant to Rule 10b5-1 under the Exchange Act that allow them to exercise options according to pre-established criteria.

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Expected volatility	n/a	n/a	102.4%	100.8%
Expected dividends	n/a	n/a	5.07%	2.05%
Expected term (in years)	n/a	n/a	8.2	6.6
Risk-free interest rate	n/a	n/a	1.66%	1.06%

Stock option information with respect to the company’s stock-based equity plans during the six months ended June 30, 2013 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,927,099	$4.37	$3.45	5.4 years	$3,899
Granted	735,750	$6.93	$4.90
Exercised	(170,745)	$3.36	$5.56
Forfeited or expired	(81,774)	$11.94	$7.23

Outstanding at June 30, 2013	2,410,330	$4.97	$3.62	5.8 years	7,016

Exercisable at June 30, 2013	635,389	$6.13	$4.55	2.9 years	1,793

Expected to Vest	1,685,306	$4.55	$3.28	6.8 years	4,960

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 28, 2013 of $7.49 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the six months ended June 30, 2012 and 2013 was $0.5 million and $0.5 million, respectively.

Non-employee directors of the company have been awarded restricted stock grants that vest one year from the date of issuance. During the three months ended June 30, 2013, the company granted restricted stock awards to certain members of management. These restricted stock awards vested immediately, but contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until the three month anniversary from the grant date. The restricted stock awards were independent of option grants and were granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered to be issued and outstanding from the date of grant.

Information regarding the Company’s restricted stock during the six months ended June 30, 2013 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	—	$—
Granted	79,810	6.02
Vested	(79,810)	6.02
Forfeited	—	—

Non-Vested at June 30, 2013	—	$—

As of June 30, 2013, there was $3.7 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted stock. This cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB ASC Topic 740, Income Taxes, (“FASB ASU 2013-11”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our financial position, results of operations, cash flows, or presentation thereof.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, an amendment to FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC Topic 815”). The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the impact of adopting this ASU to be material to our financial position, results of operations, cash flows, or presentation thereof.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities (“FASB ASC Topic 405”). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. We do not expect the impact of adopting this ASU to be material to our financial position, results of operations, cash flows, or presentation thereof.

NOTE 7. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation-Stock Expense.” As a result, $0.4 million and $1.2 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six month ended June 30, 2013, respectively, in comparison to $0.4 million and $0.7 million for the three and six months ended June 30, 2012, respectively.

On May 30, 2013, we announced a quarterly dividend in the amount of $0.05 per share on Class A and Class B common stock. The quarterly dividend of $1.2 million, or $0.05 per share, was paid on June 28, 2013 to all common stockholders of record as of June 14, 2013. On March 18, 2013, we announced a quarterly dividend in the amount of $0.05 per share on Class A and Class B common stock. The quarterly dividend of $1.2 million, or $0.05 per share, was funded on March 29, 2013 for payment on April 1, 2013 to all Class A and Class B common stockholders of record as of March 25, 2013. Based on the number of shares of Class A and Class B currently outstanding, we expect to pay total annual dividends of $4.9 million.

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

On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. As of June 30, 2013, accrued interest on the Term Loan B was $0.1 million. The discount is being amortized to interest expense over the term of the loan based on the effective interest method. For the three and six months ended June 30, 2013, approximately $52,000 and $62,000, respectively, of the discount has been recognized as interest expense.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of June 30, 2013, our leverage ratio was 5.46 to 1 and our interest coverage ratio was 2.54 to 1. We were in compliance with our debt covenants under the credit facility at June 30, 2013.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/ 8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the 9 5/8% Notes, which was due in full in December 2016. The 9 5/8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2012 accrued interest on the 9 5/ 8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For the three and six months ended June 30, 2012, approximately $48,000 and $0.1 million of the discount, respectively, was recognized as interest expense. For the three and six months ended June 30, 2013, approximately $0 and $37,000 of the discount, respectively, was recognized as interest expense.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the 9 5/8% Notes. The repurchase was pursuant to the tender offer launched on February 25, 2013. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the 9 5/8% Notes. We issued a notice of redemption to redeem any 9 5/8% Notes that remain outstanding after the expiration date of the tender offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding 9 5/8% Notes to satisfy and discharge Salem’s obligations under the indenture for the 9 5/8% Notes. The carrying value of the 9 5/8% Notes was $212.6 million at December 31, 2012. At June 30, 2013, there were no outstanding 9 5/8% Notes.

Information regarding repurchases and redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed/Repurchased	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 3, 2013	$903	$27	$3	$—
March 14, 2013	212,597	22,650	837	2,867
December 12, 2012	4,000	120	17	57
June 1, 2012	17,500	525	80	287
December 12, 2011	12,500	375	62	337
September 6, 2011	5,000	144	26	135
June 1, 2011	17,500	525	93	472
December 1, 2010	12,500	375	70	334
June 1, 2010	17,500	525	105	417

Terminated Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a Revolver (“Terminated Revolver”). We amended the Terminated Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement, to redeem applicable portions of the 9 5/ 8% Notes. The calculation of the “Available Amount” also pertained to the payment of dividends when the leverage ratio was above 5.0 to 1.

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

The Terminated Revolver was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $0.9 million pre-tax loss on the early retirement of long-term debt related to unamortized credit facility fees. At June 30, 2013, there was no outstanding balance on the Terminated Revolver.

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

The FCB loan was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $33,000 pre-tax loss on the early retirement of long-term debt for unamortized credit facility fees. At June 30, 2013, there was no outstanding balance on the FCB Loan.

Subordinated Debt due to Related Parties

On November 17, 2011, we entered into subordinated lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we also entered into a subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million (together, the “Subordinated Debt due to Related Parties”).

The proceeds of the Subordinated Debt due to Related Parties could be used to repurchase a portion of the 9 5/8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Terminated Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit was to be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts are borrowed. The Subordinated Debt due to Related Parties did not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013, we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Subordinated Debt due to Related Parties effective as of May 3, 2013. At June 30, 2013, there was no outstanding balance on the Subordinated Debt due to Related Parties.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2012	As of June 30, 2013
	(Dollars in thousands)
Term Loan B	$—	$294,576
Revolver	—	413
Terminated revolver	33,000	—
9 5/8% senior secured second lien notes due 2016	212,622	—
Subordinated debt	7,500	—
Subordinated debt due related parties	15,000	—
Seller-financed note	—	2,000
Capital leases and other loans	858	891

	268,980	297,880
Less current portion	(20,108)	(5,118)

	$248,872	$292,762

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2013:

•	Outstanding borrowings of $296.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%;

•	Outstanding borrowings of $0.4 million under the Revolver, with interest payment due at LIBOR plus 3.00% or at prime rate plus 2.00%; and

•	Outstanding borrowings of $2.0 million with interest due at 5% annually on the seller financed note due April 2014 entered in conjunction with our acquisition of WGTK-FM, in Greenville, South Carolina

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2012 and June 30, 2013 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2013 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2014	$5,118
2015	3,113
2016	3,092
2017	3,093
2018	3,507
Thereafter	279,957

$297,880

NOTE 9. DEFERRED FINANCING COSTS

Bond issue costs represented the costs incurred in conjunction with the issuance of the 9 5/8% Notes. On March 14, 2013, we entered into a senior secured credit facility, consisting of a Term Loan B of $300.0 million and a Revolver of $25.0 million. Upon entry into our current senior secured credit facility, all other corporate debt was terminated and all unamortized prior bond issue costs of $2.9 million and unamortized bank loan fees of $0.8 million were recorded as a component of the loss on early retirement of long-term debt. Bank loan fees as of June 30, 2013 represent costs incurred with the current senior secured credit facility. These costs are being amortized over a five to seven year term, based on the maturity dates, as an adjustment to interest expense.

Deferred financing costs consist of the following:

	As of December 31, 2012	As of June 30, 2013
	(Dollars in thousands)
Bond issue costs	$3,060	$—
Bank loan fees	942	4,442

	$4,002	$4,442

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2013
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,213	$(13,443)	$3,770
Domain and brand names	11,042	(7,638)	3,404
Favorable and assigned leases	2,358	(1,649)	709
Other amortizable intangible assets	3,997	(3,771)	226

	$34,610	$(26,501)	$8,109

	As of December 31, 2012
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,213	$(12,665)	$4,548
Domain and brand names	11,015	(7,192)	3,823
Favorable and assigned leases	1,649	(1,594)	55
Other amortizable intangible assets	3,997	(3,670)	327

	$33,874	$(25,121)	$8,753

Based on the amortizable intangible assets as of June 30, 2013, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2013 (July – Dec)	$1,354
2014	2,411
2015	1,733
2016	957
2017	583
Thereafter	1,071

Total	$8,109

NOTE 11. BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 2,106,674 and 2,410,330 shares of Class A common stock were outstanding at June 30, 2012 and 2013, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of June 30, 2012 and 2013 there were 213,476 and 887,219 dilutive shares, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that will begin on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.685%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $3.6 million as of June 30, 2013, representing the change in fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 13.

NOTE 13. FAIR VALUE ACCOUNTING

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defines three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the FASB ASC Topic 820 hierarchy are as follows:

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

As of June 30, 2013, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	June 30, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Fair value of interest rate swap	3,578		3,578

NOTE 14. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.3 million and $0, respectively, as of June 30, 2012 and 2013. At December 31, 2012, we had $1.3 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. Management expects a reduction of $0.4 million in the reserve over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of June 30, 2013 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The company enters into various agreements in the normal course of business that contain minimum guarantees. The typical minimum guarantee is tied to future revenue amounts that exceed the contractual level. Accordingly, the fair value of these arrangements is zero.

The company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The company maintains insurance that may provide coverage for such matters. Consequently, the company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. We do not believe, at this time, that these legal proceedings, individually and in the aggregate, give rise to a reasonable likelihood of material loss to the company’s consolidated financial position, results of operations or cash flows.

NOTE 16. SEGMENT DATA

FASB ASC Topic 280 “Segment Reporting” requires companies to provide certain information about their operating segments. We operate in three segments, radio broadcasting, Internet and publishing, of which our radio broadcasting and Internet segment are reportable segments. Our radio broadcasting segment operates radio stations throughout the United States, as well as various radio networks and our National sales group. Our Internet segment operates all of our websites and our consumer product sales. Our publishing segment operates our print magazines and Xulon Press, a print-on-demand book publisher.

Management uses operating income before depreciation, amortization, impairments and (gain) loss on disposal of assets, as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2013
Net revenue	$47,025	$9,906	$3,205	$—	$60,136
Operating expenses	30,844	6,887	3,452	5,092	46,275

Operating income (loss) before depreciation, amortization, impairments, and (gain) loss on disposal of assets	$16,181	$3,019	$(247)	$(5,092)	$13,861

Depreciation	1,964	744	118	276	3,102
Amortization	43	643	2	—	688
Impairment of indefinite-lived long-term assets other than goodwill	—	—	345	—	345
Impairment of goodwill	—	—	438	—	438
(Gain) loss on disposal of assets	1	—	—	—	1

Operating income (loss) from continuing operations	$14,173	$1,632	$(1,150)	$(5,368)	$9,287

Three Months Ended June 30, 2012
Net revenue	$46,372	$8,035	$3,219	$—	$57,626
Operating expenses	30,519	6,109	3,000	4,804	44,432

Operating income (loss) before depreciation, amortization, impairments and (gain) loss on disposal of assets	$15,853	$1,926	$219	$(4,804)	$13,194

Depreciation	2,057	573	100	307	3,037
Amortization	32	507	3	—	542
Impairment of long-lived assets	5,608	—	—	—	5,608
Loss on disposal of assets	144	—	—	1	145

Operating income (loss) from continuing operations	$8,012	$846	$116	$(5,112)	$3,862

Six Months Ended June 30, 2013
Net revenue	$90,272	$19,622	$5,870	$—	$115,764
Operating expenses	60,411	13,728	6,475	10,888	91,502

Operating income (loss) before depreciation, amortization, impairments and (gain) loss on disposal of assets	$29,861	$5,894	$(605)	$(10,888)	$24,262

Depreciation	3,937	1,487	234	566	6,224
Amortization	78	1,299	4	—	1,381
Impairment of indefinite-lived long term assets other than goodwill	—	—	345	—	345
Impairment of goodwill	—	—	438	—	438
Loss on disposal of assets	5	—	—	—	5

Operating income (loss) from continuing operations	$25,841	$3,108	$(1,626)	$(11,454)	$15,869

Six Months Ended June 30, 2012
Net revenue	$90,329	$15,469	$6,112	$—	$111,910
Operating expenses	59,661	12,033	5,971	9,671	87,336

Operating income (loss) before depreciation, amortization, impairments and (gain) loss on disposal of assets	$30,668	$3,436	$141	$(9,671)	$24,574

Depreciation	4,135	1,142	196	594	6,067
Amortization	67	1,058	5	1	1,131
Impairment of long-lived assets	5,608	—	—	—	5,608
(Gain) loss on disposal of assets	(35)	7	—	4	(24)

Operating income (loss) from continuing operations	$20,893	$1,229	$(60)	$(10,270)	$11,792

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2013
Property, plant and equipment, net	$82,935	$6,247	$1,377	$8,810	$99,369
Broadcast licenses	381,586	—	—	—	381,586
Goodwill	3,917	17,157	899	8	21,981
Other indefinite-lived intangible assets	—	—	1,873	—	1,528
Amortizable intangible assets, net	737	7,361	9	2	8,109

As of December 31, 2012
Property, plant and equipment, net	$82,972	$6,309	$1,271	$8,915	$99,467
Broadcast licenses	373,720	—	—	—	373,720
Goodwill	3,881	17,157	1,337	8	22,383
Other indefinite-lived intangible assets	—	—	1,873	—	1,873
Amortizable intangible assets, net	106	8,634	11	2	8,753

NOTE 17. SUBSEQUENT EVENTS

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising during election years by way of political advertisements. Quarterly revenue from the sale of block programming time does not tend to vary significantly because program rates are generally set annually and are recognized on a per program basis. We currently program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 27 News Talk stations, 12 Contemporary Christian Music stations, 10 Business format stations, and 7 Spanish-language Christian Teaching and Talk stations. The business format features financial experts, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming.

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

The primary operating expenses incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) streaming costs.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The following factors affected our results of operations and cash flows for the three months ended June 30, 2013 as compared to the same period of the prior year:

Financing

•	On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount;

•	On June 3, 2013, we redeemed the remaining $0.9 million aggregate principal outstanding on our 9 5/8% Notes; and

•

On May 30, 2013, we announced a quarterly dividend in the amount of $0.05 per share on Class A and Class B common stock. The quarterly dividend of $1.2 million, or $0.05 per share, was paid on June 28, 2013 to all common stockholders of record as of June 14, 2013.

Net Broadcast Revenue

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$46,372	$47,025	$653	1.4%	80.5%	78.2%
Same Station Net Broadcast Revenue	$46,428	$46,316	$112	0.2%

Net broadcast revenues increased as compared to the same period of the prior year due to a $0.9 million increase in other revenue that includes station events and listener purchase programs and a $0.4 million increase in programming revenue from our Christian Teaching and Talk format stations, primarily from an increase in the number of programmers and secondarily to rate increases. These increases were offset by a $0.4 million decline in advertising revenue, of which $0.2 million was attributable to prior period political advertisements, and a $0.2 million decline in infomercial revenue as a result of our station rebranding efforts. We continue to promote our stations through various local events and speaking engagements. Our rebranding efforts are focused on offering our listeners programming and content consistent with our company values.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,
	2012		2013
	(Dollars in thousands)
Block program time:
National	$10,731	23.1%	11,111	23.6%
Local	7,865	17.0%	7,841	16.7%

	18,596	40.1%	18,952	40.3%
Advertising:
National	3,587	7.7%	3,638	7.7%
Local	16,655	35.9%	16,230	34.6%

	20,242	43.6%	19,868	42.3%
Infomercials	1,620	3.5%	1,430	3.0%
Network	3,846	8.3%	3,805	8.1%
Other	2,068	4.5%	2,970	6.3%

Net broadcast revenue	$46,372	100.0%	47,025	100.0%

Internet Revenue

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$8,035	$9,906	$1,871	23.3%	13.9%	16.5%

Increases in Internet revenue reflect growth from acquisitions, including GodVine.com and SermonSpice.com as well as higher demand for banner advertisements across all of our web-based platforms. The increases are driven primarily by a higher sales volume and secondarily to higher rates charged to our customers. Banner advertisements, including those on our station branded websites, increased $1.3 million while video and graphic downloads increased $0.5 million over the same period of the prior year based on higher volumes.

Publishing Revenue

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$3,219	$3,205	$(14)	(0.4)%	5.6%	5.3%

Publishing revenue declined due to a lower number of subscribers to our print magazines that was partially offset by a higher volume of book sales with Xulon Press.

Broadcast Operating Expenses

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$30,519	$30,844	$325	1.1%	53.0%	51.3%
Same Station Net Broadcast Operating Expenses	$30,437	$30,253	$(184)	(0.6)%

Higher broadcast operating expenses reflect a $0.3 million increase in bad debt expense as compared to the same period of the prior year, a $0.3 million increase in personnel related costs that include sales commissions, a $0.3 million increase in production and programming expenses, and a $0.3 million increase in facility related expenses due to the addition of the Greenville, South Carolina market and rent escalations that are based on the Consumer Price Index partially offset by a $0.4 million decline in advertising expenses, a $0.3 million decline in travel and entertainment related expenses and a $0.1 million decrease in music license fees.

Internet Operating Expenses

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$6,109	$6,887	$778	12.7%	10.6%	11.5%

Internet operating expenses reflect higher variable costs associated with higher revenues, including a $0.3 million increase in royalties, a $0.3 million increase in personnel related costs including sales commissions, and a $0.1 million increase in streaming and hosting expense associated with higher traffic volume.

Publishing Operating Expenses

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$3,000	$3,452	$452	15.1%	5.2%	5.7%

Publishing operating expenses reflect higher personnel related costs and royalties consistent with higher sales from Xulon Press.

Corporate Expenses

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$4,804	$5,092	$288	6.0%	8.3%	8.5%

Corporate expenses include shared general and administrative services. The increase over the same period of the prior year includes a $0.2 million increase in personnel related costs and a $0.1 million increase in repair and maintenance expense.

Depreciation Expense

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,037	$3,102	$65	2.1%	5.3%	5.2%

Depreciation expense increased slightly due to recent acquisition activity.

Amortization Expense

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$542	$688	$146	26.9%	0.9%	1.1%

Amortization expense increased due to the intangible assets recognized in the latter part of 2012 from our purchases of Godvine.com, Sermonspice.com and Churchangel.com. The intangible assets include advertising agreements, customer lists and domain names with useful lives that range between one and five years.

Impairment of indefinite-lived long-term assets other than goodwill

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived long term assets other than goodwill	$—	$345	$345	100.0%	—%	0.6%

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our mastheads as of June 30, 2013. We determined that the carrying value of the mastheads was less than the estimated fair value. We recorded an impairment charge of $0.3 million associated with the mastheads in our publishing division.

Impairment of goodwill

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of goodwill	$—	$438	$438	100.0%	—%	0.7%

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our print magazines as of June 30, 2013. We determined that the carrying value of the goodwill was less than the estimated fair value. We recorded an impairment charge of $0.4 million associated with the goodwill previously recorded in our print magazine division.

Impairment of long-lived assets

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of long-lived assets	$5,608	$—	$(5,608)	(100.0)%	9.7%	—%

During June 2012, based on changes in management’s planned usage, the land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with the land.

Loss on disposal of assets

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Loss on disposal of assets	$145	$1	$(144)	(99.3)%	0.3%	—%

The net loss on disposal of assets for the three months ended June 30, 2013 and of the same period of the prior year represents various fixed asset and equipment disposals including an additional loss associated with the write-off of a receivable from a prior station sale.

Other income (expense)

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$28	$15	$(13)	(46.4)%	—%	—%
Interest Expense	(6,264)	(3,719)	2,545	(40.6)%	(10.9)%	(6.2)%
Change in fair value of interest rate swaps	—	4,007	4,007	100.0%	—%	6.7%
Loss on early retirement of long-term debt	(893)	(55)	838	(93.8)%	(1.5)%	(0.1)%
Other Income (Expense), net	4	5	1	25.0%	—%	—%

Interest income represents earnings on excess cash. The decrease in interest expense is due to the lower cost of capital under our Term Loan B as compared to our 9 5/8% Notes which were redeemed in March 2013 in a tender offer. The change in the fair value of interest rate swaps relates to the mark-to-market adjustment on our interest rate swap entered on March 28, 2013. Other income and expense, net relates royalty income from real estate properties.

The loss on early retirement of long-term debt of $0.1 million are fees associated with the final redemption of our outstanding 9 5/ 8% Notes. The $0.9 million from the same period of the prior year related to the redemption of $17.5 million of our outstanding 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value.

Provision for (benefit from) income taxes

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$(1,484)	$4,335	$5,819	(392.1)%	(2.6)%	7.2%

In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $4.3 million for the three months ended June 30, 2013 compared to a tax benefit of $1.5 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 45.4% for the three months ended June 30, 2013 compared to 45.5% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss from discontinued operations, net of tax

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(13)	$(4)	$9	(69.2)%	—%	—%

The loss from discontinued operations for the three months ended June 30, 2012 and 2013 relate to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (loss)

	Three Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$(1,792)	$5,201	$6,993	390.2%	(3.1)%	8.6%

The increase in net income is due to the $2.5 million increase in total revenue, a $3.0 million decrease in operating expenses, a $4.0 million change in fair value of interest rate swaps, a $0.8 million decrease in loss on early retirement of long-term debt and a $2.6 million decrease in interest expense offset by a $5.8 million increase in income tax expense.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The following factors affected our results of operations and cash flows for the six months ended June 30, 2013 as compared to the same period of the prior year:

Financing

•	On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount;

•

On May 30, 2013, we announced a quarterly dividend in the amount of $0.05 per share on Class A and Class B common stock. The quarterly dividend of $1.2 million, or $0.05 per share, was paid on June 28, 2013 to all common stockholders of record as of June 14, 2013;

•

On March 18, 2013, we announced a quarterly dividend in the amount of $0.05 per share on Class A and Class B common stock. The quarterly cash dividend of $1.2 million, or $0.05 per share, was paid on April 1, 2013 to all common stockholders of record as of March 25, 2013;

•

On March 14, 2013, we entered into a senior secured credit facility, consisting of a Term Loan B of $300.0 million and a Revolver of $25.0 million. We used the proceeds of the new facility to tender for our 9 5/8% Notes, retire all other outstanding corporate debt, and to pay related fees. We tendered for $212.6 million in aggregate principal amount of the 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the 9 5/8% Notes. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt. On June 3, 2013, we redeemed the remaining $0.9 million of the 9 5/8% Notes that were outstanding after the tender offer; and

•

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank that will begin on March 28, 2014, with a notional principal amount of $150.0 million to offset risks associated with the variable interest rate on our current senior secured credit facility.

Acquisitions

•	On February 15, 2013, we completed the acquisition of WTOH-FM (formerly WJKR-FM), Columbus, Ohio, for $4.0 million cash; and

•

On February 5, 2013, we completed the acquisition of WGTK-FM (formerly WMUU-FM), Greenville, South Carolina, for $5.4 million, consisting of $1.0 million cash, $2.0 million payable in April 2014, and a $3.0 million advertising credit.

Net Broadcast Revenue

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$90,329	$90,272	$(57)	(0.1)%	80.7%	78.0%
Same Station Net Broadcast Revenue	$90,267	$89,303	$(964)	(1.1)%

Net broadcast revenues decreased as compared to the same period of the prior year due to a $0.6 million decline in political advertisements, a $0.4 million decline in network revenue due to fewer syndication programs, and a $0.4 million decrease in infomercial revenue associated with station rebranding efforts. We continue to promote our stations through various local events and speaking engagements. Our rebranding efforts are focused on offering our listeners programming and content consistent with our company values. These declines were offset by a $0.7 million increase in listener purchasing program revenue resulting from new incentives, a $0.1 million increase in event revenue and a $0.2 million increase in rental income primarily due to subleases on our new tower in Greenville, South Carolina.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2012		2013
	(Dollars in thousands)
Block program time:
National	$21,439	23.7%	21,768	24.1%
Local	16,104	17.8%	15,790	17.5%

	37,543	41.5%	37,558	41.6%
Advertising:
National	6,844	7.6%	6,731	7.5%
Local	31,209	34.6%	30,986	34.3%

	38,053	42.2%	37,717	41.8%
Infomercials	3,250	3.6%	2,874	3.2%
Network	7,677	8.5%	7,251	8.0%
Other	3,806	4.2%	4,872	5.4%

Net broadcast revenue	$90,329	100.0%	90,272	100.0%

Internet Revenue

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$15,469	$19,622	$4,153	26.8%	13.8%	17.0%

The increase in Internet revenue reflects growth from acquisitions, including GodVine.com and SermonSpice.com as well as higher demand for banner advertisements across all of our web-based platforms. The increases are driven primarily by a higher sales volume and secondarily to higher rates charged to our customers. Banner advertisements, including those on our station branded websites, increased $2.7 million while video and graphic downloads increased $1.4 million over the same period of the prior year due to higher volumes.

Publishing Revenue

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$6,112	$5,870	$(242)	(4.0)%	5.5%	5.1%

Publishing revenue decreased due to lower submission fees and book sales from Xulon Press and a decline in the number of subscribers to our print magazines.

Broadcast Operating Expenses

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$59,661	$60,411	$750	1.3%	53.3%	52.2%
Same Station Net Broadcast Operating Expenses	$59,510	$59,354	$(156)	(0..3)%

Higher broadcast operating expenses reflect a $0.7 million increase in bad debt expense as compared to the same period of the prior year, a $0.4 million increase in personnel related costs including commissions, a $0.4 million increase in production and programming expenses and a $0.3 million increase in facility related expenses due to the addition of the Greenville, South Carolina market and rent escalations that are based on the Consumer Price Index offset by a $0.7 million decrease in advertising expenses and a $0.3 million decrease in travel and entertainment expenses.

Internet Operating Expenses

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$12,033	$13,728	$1,695	14.1%	10.8%	11.9%

Internet operating expenses reflect higher variable expenses associated with higher revenues, including a $0.8 million increase in royalties, $0.8 million increase in personnel related costs that includes commissions, and a $0.2 million increase in streaming and hosting expense, partially offset by a $0.1 million decline in discretionary advertising expenses. The decline in discretionary advertising expenses is due to the nature and timing of various campaigns and events. We intend to continue investing in our brands through strategic advertising.

Publishing Operating Expenses

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,971	$6,475	$504	8.4%	5.3%	5.6%

Publishing operating expenses reflect a $0.4 million increase in personnel related costs and a $0.1 million increase in bad debt expense associated with Xulon Press.

Corporate Expenses

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$9,671	$10,888	$1,217	12.6%	8.6%	9.4%

Corporate expenses include shared general and administrative services. The increase over the same period of the prior year reflects a $0.3 million increase in stock-based compensation expense based on restricted share awards granted in 2013 that vested immediately, a $0.2 million increase in acquisition related costs and legal fees, a $0.4 million increase in personnel related costs and a $0.1 million increase in repair and maintenance expenses.

Depreciation Expense

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$6,067	$6,224	$157	2.6%	5.4%	5.4%

Depreciation expense increased slightly due to recent acquisition activity.

Amortization Expense

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,131	$1,381	$250	22.1%	1.0%	1.2%

Amortization expense increased due to the intangible assets recognized in the latter part of 2012 from our purchases of Godvine.com, Sermonspice.com and Churchangel.com. The intangible assets include advertising agreements, customer lists and domain names with useful lives that range between one and five years.

Impairment of indefinite-lived long-term assets other than goodwill

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived long term assets other than goodwill	$—	$345	$345	100.0%	—%	0.3%

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our mastheads as of June 30, 2013. We determined that the carrying value of the mastheads was less than the estimated fair value. We recorded an impairment charge of $0.3 million associated with the mastheads in our publishing division.

Impairment of goodwill

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of goodwill	$—	$438	$438	100.0%	—%	0.4%

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our print magazines as of June 30, 2013. We determined that the carrying value of the goodwill was less than the estimated fair value. We recorded an impairment charge of $0.4 million associated with the goodwill previously recorded in our print magazine division.

Impairment of long-lived assets

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of long-lived assets	$5,608	$—	$(5,608)	(100.0)%	5.0%	—%

During June 2012, based on changes in management’s planned usage, the land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with the land.

(Gain) loss on disposal of assets

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on disposal of assets	$(24)	$5	$29	(120.8)%	—%	—%

The net loss on disposal of assets for the six months ended June 30, 2013 represents various fixed asset and equipment disposals. The net gain on disposal of assets for the same period of the prior year includes a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island partially offset with various fixed asset and equipment disposals including an additional loss associated with the write-off of a receivable from a prior station sale.

Other income (expense)

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$59	$36	$(23)	(39.0)%	0.1%	—%
Interest Expense	(12,660)	(9,442)	3,218	(25.4)%	(11.3)%	(8.2)%
Change in fair value of interest rate swaps	—	3,578	3,578	100.0%	—%	3.1%
Loss on early retirement of long-term debt	(893)	(27,776)	(26,883)	3,010.4%	(0.8)%	(24.0)%
Other Income (Expense), net	11	11	—	—%	—%	—%

Interest income represents earnings on excess cash. The decrease in interest expense is due to the lower cost of capital under our Term Loan B as compared to our 9 5/8% Notes which were redeemed in March 2013 in a tender offer. The change in the fair value of interest rate swaps relates to the mark-to-market adjustment on our interest rate swap entered on March 28, 2013. Other income and expense, net includes royalty income from our real estate properties.

The loss on early retirement of long-term debt of $27.8 million includes $26.9 million from the repurchase of $212.6 million of the outstanding 9 5/8% Notes and $0.9 million associated with the termination of our then existing credit facilities in conjunction with the Term Loan B and Revolver entered into on March 14, 2013. Loss on early retirement of long-term debt of $0.9 million for the six months ended June 30, 2012 represents the redemption in each period of $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value.

Benefit from income taxes

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Benefit from income taxes	$(797)	$(4,347)	$(3,550)	445.4%	(0.7)%	(3.8)%

In accordance with FASB ASC Topic 740 “Income Taxes,” our benefit from income taxes was $4.3 million for the six months ended June 30, 2013 compared to $0.8 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 24.5% for the six months ended June 30, 2013 compared to 47.1% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss from discontinued operations, net of tax

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(55)	$(15)	$40	(72.7)%	—%	—%

The loss from discontinued operations for the six months ended June 30, 2012 and 2013 relate to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (loss)

	Six Months Ended June 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$(949)	$(13,392)	$(12,443)	(1,311.2)%	(0.8)%	(11.6)%

The decrease in net income is due to the $27.8 million loss on early retirement of long-term debt offset by a $3.9 million increase in total revenue, a $0.2 million decrease in operating expenses, a $3.6 million change in fair value of interest rate swaps, a $3.3 million decrease in interest expense and a $3.5 million decrease in income tax expense.

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

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

STATION OPERATING INCOME. SOI increased $0.3 million, or 2.1%, to $16.2 million for the three months ended June 30, 2013, compared to $15.9 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI increased to 34.4% from 34.2% for the same period of the prior year. On a same station basis, SOI increased $0.3 million, or 1.9%, to $16.2 million for the three months ended June 30, 2013 from $15.9 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI increased to 34.8% for the three months ended June 30, 2013 from 34.3% for the same period of the prior year. The increase in SOI is primarily due to higher revenue and lower advertising expenses during the three months ending June 30, 2013 compared to the same period of the prior year.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

STATION OPERATING INCOME. SOI decreased $0.8 million, or 2.6%, to $29.9 million for the three months ended June 30, 2013, compared to $30.7 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 33.1% for the three months ended June 30, 2013 from 34.0% for the same period of the prior year. On a same station basis, SOI decreased $0.9 million, or 2.6%, to $29.9 million for the three months ended June 30, 2013 from $30.8 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 33.5% for the three months ended June 30, 2013 from 34.1% for the same period of the prior year. The decline in SOI is primarily due to higher operating expenses, including personnel related costs during the three months ending June 30, 2013 compared to the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our Condensed Consolidated Financial Statements) for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Station operating income	$15,853	$16,181	$30,668	$29,861
Plus Internet revenue	8,035	9,906	15,469	19,622
Plus publishing revenue	3,219	3,205	6,112	5,870
Less Internet operating expenses	(6,109)	(6,887)	(12,033)	(13,728)
Less publishing operating expenses	(3,000)	(3,452)	(5,971)	(6,475)
Less corporate expenses	(4,804)	(5,092)	(9,671)	(10,888)
Less depreciation and amortization	(3,579)	(3,790)	(7,198)	(7,605)
Less: impairment of indefinite-lived long-term assets other than goodwill	—	(345)	—	(345)
Less: impairment of goodwill	—	(438)	—	(438)
Less impairment of long-lived assets	(5,608)	—	(5,608)	—
Less gain (loss) on disposal of assets	(145)	(1)	24	(5)

Operating income from continuing operations	$3,862	$9,287	$11,792	$15,869
Plus interest income	28	15	59	36
Less interest expense	(6,264)	(3,719)	(12,660)	(9,442)
Less change in fair value of interest rate swaps	—	4,007	—	3,578
Less loss on early retirement of long-term debt	(893)	(55)	(893)	(27,776)
Less other income (expense), net	4	5	11	11
Less provision for (benefit from) income taxes	1,484	(4,335)	797	4,347
Less discontinued operations	(13)	(4)	(55)	(15)

Net income (loss)	$(1,792)	$5,201	$(949)	$(13,392)

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

Multiple-Deliverables

We may enter bundled advertising agreements that include spot advertisements on our radio stations, Internet banner placements, print magazine advertisements and booth space at specific events, or some combination thereof. The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor-specific objective evidence if available or estimated selling price if vendor-specific objective evidence is not available. Objective evidence of fair value includes the price charged for each element when it is sold separately. The estimated selling price is the price that we would transact if the deliverable were sold regularly on a standalone basis. Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcast revenue for the three and six months ended June 30, 2013 was approximately $1.2 million and $2.3 million, respectively, and $1.5 million and $2.6 million, respectively, for the same period of the prior year. Barter expenses were approximately the same as barter revenue for each period.

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

Goodwill and other indefinite-lived intangible assets

Approximately 69% of our total assets as of June 30, 2013 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

Impairment of long-lived assets

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material.

Partial self-insurance on employee health plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may need to adjust our future reserves.

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.3 million and $0, respectively, as of June 30, 2012 and 2013. At December 31, 2012, we had $1.3 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. Management expects a reduction of $0.4 million in the reserve over the next twelve months due to statute expirations.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of June 30, 2013 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

We entered into an interest rate swap agreement with Wells Fargo Bank on March 27, 2013, that will begin on March 28, 2014, with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our current senior secured credit facility. Payments on the swap are due on a quarterly basis. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period station of operations and are not reported through other comprehensive income. The swap expires on March 28, 2019 at a fixed rate of 1.685%.

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

Stock-based compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes valuation model which requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of our common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include: (1) asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements; and (9) contingency reserves. These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

LIQUIDITY AND CAPITAL RESOURCES

Our goal continues to be to deleverage the company. In March 2013, we entered into a new Term Loan B and Revolver, repurchased or redeemed all of the $213.5 million aggregate principal amount of our 9 5/8% Notes, and terminated our prior credit facilities, FCB Loan and our Subordinated Debt due to Related Parties. We believe that the borrowing capacity under our new Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements. We expect to incur lower interest expense as a result of the new credit facility.

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We currently expect to fund any future acquisitions from cash on hand, proceeds from debt and equity offerings, borrowings under our credit facility, operating cash flow and/or possibly through the sale of income-producing assets. We have funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from operating cash flow, borrowings under our credit facilities and, if necessary, proceeds from the sale of selected assets or radio stations. We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. We expect to incur additional capital expenditures of approximately $3.7 million during the remainder of 2013.

In recent years, we have recognized impairment charges on non-amortizable intangible assets such as FCC licenses and mastheads. These impairment charges are non-cash in nature and have not impacted our liquidity or compliance with our debt covenants.

Cash Flows

Cash and cash equivalents decreased $0.3 million to $0.1 million as of June 30, 2013 compared to $0.4 million as of December 31, 2012. Working capital increased $2.1 million to $15.4 million as of June 30, 2013, compared to $13.3 million for the same period of the prior year. During the six months ending June 30, 2013, the balances outstanding under our debt agreements ranged from $38.5 to $307.0 million. The balances were ordinary and customary based on our operating and investing cash needs during this time.

The following events impacted our liquidity and capital resources during the six months ended June 30, 2013:

•

We tendered for $213.5 million in aggregate principal amount of our 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the 9 5/8% Notes and paid $22.7 million for the repurchase;

•	We entered into a new Term Loan B and Revolver on which we drew $300.0 million and $8.5 million, respectively, the proceeds of which paid our then existing debt and the 9 5/8% Notes;

•	We terminated our Terminated Revolver and FCB loan;

•	We paid the outstanding Subordinated Debt due to Related Parties of $15.0 million;

•	We repaid $4.0 million of principal outstanding on the Term Loan B;

•	Capital expenditures increased $0.4 million to $5.2 million from $4.8 million for the same period of the prior year;

•	Our Day’s Sales Outstanding increased to 73 days as of June 30, 2013 compared to 68 days for the same period of the prior year;

•	Cash paid for acquisitions increased $2.7 million to $5.0 million from $2.3 million for the same period of the prior year;

•	We paid cash distributions of $2.5 million, or $0.05 per share of Class A and Class B common stock, on March 29, 2013 and June 28, 2013;

•	Based on the number of shares of Class A and Class B common stock currently outstanding, we expect to pay total annual dividends of $4.9 million; and

•	Our net income from continuing operations decreased $12.5 million to net loss of $13.4 million from $0.9 million net income for the same period of the prior year.

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

On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. As of June 30, 2013, accrued interest on the Term Loan B was $0.1 million. The discount is being amortized to interest expense over the term of the loan based on the effective interest method. For the three and six months ended June 30, 2013, approximately $52,000 and $62,000, respectively, of the discount has been recognized as interest expense.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of June 30, 2013, our leverage ratio was 5.46 to 1 and our interest coverage ratio was 2.54 to 1. We were in compliance with our debt covenants under the credit facility at June 30, 2013.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/ 8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the 9 5/8% Notes that were due in full in December 2016. The 9 5/8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2012 accrued interest on the 9 5/ 8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For the three and six months ended June 30, 2012, approximately $48,000 and $0.1 million of the discount, respectively, was recognized as interest expense. For the three and six months ended June 30, 2013, approximately $0 and $37,000 of the discount, respectively, has been recognized as interest expense.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the 9 5/8% Notes. The repurchase was pursuant to the tender offer launched on February 25, 2013. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the 9 5/8% Notes. We issued a notice of redemption to redeem any 9 5/8% Notes that remain outstanding after the expiration date of the tender offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding 9 5/8% Notes to satisfy and discharge Salem’s obligations under the indenture for the 9 5/8% Notes as of such date. The carrying value of the 9 5/8% Notes was $212.6 million at December 31, 2012. At June 30, 2013, there were no outstanding 9 5/8% Notes.

Information regarding repurchases and redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed/Repurchased	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 3, 2013	$903	$27	$3	$—
March 14, 2013	212,597	22,650	837	2,867
December 12, 2012	4,000	120	17	57
June 1, 2012	17,500	525	80	287

December 12, 2011	12,500	375	62	337
September 6, 2011	5,000	144	26	135
June 1, 2011	17,500	525	93	472
December 1, 2010	12,500	375	70	334
June 1, 2010	17,500	525	105	417

Terminated Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a Revolver (“Terminated Revolver”). We amended the Terminated Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement, to redeem applicable portions of the 9 5/ 8% Notes. The calculation of the “Available Amount” also pertained to the payment of dividends when the leverage ratio was above 5.0 to 1.

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

The Terminated Revolver was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $0.9 million pre-tax loss on the early retirement of long-term debt related to unamortized credit facility fees. At June 30, 2013, there was no outstanding balance on the Terminated Revolver.

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

The FCB loan was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $33,000 pre-tax loss on the early retirement of long-term debt for unamortized credit facility fees. At June 30, 2013, there was no outstanding balance on the FCB Loan.

Subordinated Debt due to Related Parties

On November 17, 2011, we entered into subordinated lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we also entered into a subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million (together, the “Subordinated Debt due to Related Parties”).

The proceeds of the Subordinated Debt due to Related Parties could be used to repurchase a portion of the 9 5/8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit was to be repaid within three (3) months from the time that such amounts were borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts are borrowed. The Subordinated Debt due to Related Parties did not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013 we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Subordinated Debt due to Related Parties effective as of May 3, 2013. At June 30, 2013, there was no outstanding balance on the Subordinated Debt due to Related Parties.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2012	As of June 30, 2013
	(Dollars in thousands)
Term Loan B	$—	$294,576
Revolver	—	413
Terminated revolver	33,000	—
9 5/8% senior secured second lien notes due 2016	212,622	—
Subordinated debt	7,500	—
Subordinated debt due related parties	15,000	—
Seller-financed note	—	2,000
Capital leases and other loans	858	891

	268,980	297,880
Less current portion	(20,108)	(5,118)

	$248,872	$292,762

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2013:

•	Outstanding borrowings of $296.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%;

•	Outstanding borrowings of $0.4 million under the Revolver, with interest payment due at LIBOR plus 3.00% or at prime rate plus 2.00%; and

•	Outstanding borrowings of $2.0 million with interest due at 5% annually on the seller financed note due April 2014 entered in conjunction with our acquisition of WGTK-FM, in Greenville, South Carolina

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2012 and June 30, 2013 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2013 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2014	$5,118
2015	3,113
2016	3,092
2017	3,093
2018	3,507
Thereafter	279,957

$297,880

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2013. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of June 30, 2013, we had no off-balance sheet arrangements.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that will begin on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.685%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $3.6 million as of June 30, 2013, representing the change in fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There are no material changes from the Risk Factors disclosed in the 2012 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

See “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
August 9, 2013
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)
August 9, 2013
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.02.07	Employment Agreement, dated July 1, 2013 between Salem Communications Holding Corporation and Stuart W. Epperson	—	—	—	—	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and six months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X