Form 10-Q
period 2013-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2013-11-08
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 1, 2013
Common Stock, $0.01 par value per share	19,362,902 shares

Class B	Outstanding at November 1, 2013
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2012	September 30, 2013
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$380	$1,426
Trade accounts receivable (less allowance for doubtful accounts of $8,926 in 2012 and $10,437 in 2013)	35,009	34,507
Other receivables	609	1,910
Prepaid expenses	3,277	4,040
Deferred income taxes	6,248	6,248
Assets held for sale	1,964	1,700
Assets of discontinued operations	8	8

Total current assets	47,495	49,839

Property, plant and equipment (net of accumulated depreciation of $135,823 in 2012 and $143,408 in 2013)	99,467	98,759
Broadcast licenses	373,720	381,836
Goodwill	22,383	22,002
Other indefinite-lived intangible assets	1,873	1,528
Amortizable intangible assets (net of accumulated amortization of $25,121 in 2012 and $27,196 in 2013)	8,753	8,136
Fair value of interest rate swap	—	2,545
Deferred financing costs	4,002	4,291
Notes receivable (net of allowance of $702 in 2012 and $562 in 2013)	1,662	209
Other assets	2,007	1,944

Total assets	$561,362	$571,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,440	$3,105
Accrued expenses	6,627	7,168
Accrued compensation and related expenses	8,668	7,368
Accrued interest	1,110	1
Deferred revenue	9,531	9,482
Income tax payable	175	100
Terminated Subordinated Debt due to Related Parties	15,000	—
Current portion of long-term debt and capital lease obligations	5,108	3,118

Total current liabilities	50,659	30,342

Long-term debt and capital lease obligations, less current portion	248,872	290,844
Deferred income taxes	47,593	41,778
Deferred revenue	8,140	9,955
Other liabilities	29	20

Total liabilities	355,293	372,939

Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,312,510 and 21,675,725 issued and 18,994,860 and 19,358,075 outstanding at December 31, 2012 and September 30, 2013, respectively	213	217
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2012 and September 30, 2013, respectively	56	56
Additional paid-in capital	233,974	236,594
Retained earnings (accumulated deficit)	5,832	(4,711)
Treasury stock, at cost (2,317,650 shares at December 31, 2012 and September 30, 2013)	(34,006)	(34,006)

Total stockholders’ equity	206,069	198,150

Total liabilities and stockholders’ equity	$561,362	$571,089

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net broadcast revenue	$45,895	$46,015	$136,224	$136,287
Net Internet revenue	7,800	9,390	23,269	29,012
Net publishing revenue	3,024	3,071	9,136	8,941

Total revenue	56,719	58,476	168,629	174,240

Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $341 and $348 for the three months ended September 30, 2012 and 2013, respectively, and $1,015 and $1,038 for the nine months ended September 30, 2012 and 2013, respectively, paid to related parties)	30,628	30,847	90,289	91,258
Internet operating expenses exclusive of depreciation and amortization shown below	5,825	6,644	17,858	20,372
Publishing operating expenses exclusive of depreciation and amortization shown below	2,980	3,301	8,951	9,776
Corporate expenses exclusive of depreciation and amortization shown below (including $35 and $79 for the three months ended September 30, 2012 and 2013, and $235 and $239 for the nine months ended September 30, 2012 and 2013, respectively, paid to related parties)	4,643	4,951	14,314	15,839
Depreciation	3,083	3,089	9,150	9,313
Amortization	494	695	1,625	2,076
Impairment of indefinite-lived long-term assets other than goodwill	—	—	—	345
Impairment of goodwill	—	—	—	438
Impairment of long-lived assets	—	—	5,608	—
(Gain) loss on the sale or disposal of assets	587	(25)	563	(20)

Total operating expenses	48,240	49,502	148,358	149,397

Operating income from continuing operations	8,479	8,974	20,271	24,843
Other income (expense):
Interest income	24	16	83	52
Interest expense including $124 and $0 for the three months ended September 30, 2012 and 2013, and $238 and $154 for the nine months ended September 30, 2012 and 2013, respectively, paid to related parties	(6,127)	(3,770)	(18,787)	(13,212)
Change in the fair value of interest rate swap	—	(1,033)	—	2,545
Loss on early retirement of long-term debt	—	(16)	(893)	(27,792)
Net miscellaneous income and (expenses)	60	4	71	15

Income (loss) from continuing operations before income taxes	2,436	4,175	745	(13,549)
Benefit from income taxes	(971)	(1,159)	(1,768)	(5,506)

Income (loss) from continuing operations	3,407	5,334	2,513	(8,043)
Income (loss) from discontinued operations	(39)	(11)	(94)	(26)

Net income (loss)	$3,368	$5,323	$2,419	$(8,069)

Basic earnings per share data:
Earnings (loss) per share from continuing operations	$0.13	$0.21	$0.10	$(0.32)
Earnings (loss) per share from discontinued operations	—	—	—	—
Basic earnings (loss) per share	$0.13	$0.21	$0.10	$(0.32)
Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$0.13	$0.21	$0.10	$(0.32)
Earnings (loss) per share from discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$0.13	$0.21	$0.10	$(0.32)
Distributions per share	$0.03	$—	$0.10	$0.10
Basic weighted average shares outstanding	24,663,027	25,126,858	24,528,091	24,832,140

Diluted weighted average shares outstanding	25,358,052	25,921,391	24,893,832	24,832,140

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$2,513	$(8,043)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	995	1,529
Tax benefit related to stock options exercised	—	117
Depreciation and amortization	10,775	11,389
Amortization of bond issue costs and bank loan fees	970	682
Amortization and accretion of financing items	134	148
Provision for bad debts	1,860	2,490
Deferred income taxes	(2,041)	(5,815)
Impairment of indefinite-lived long-term assets other than goodwill	—	345
Impairment of goodwill	—	438
Impairment of long-lived assets	5,608	—
Change in the fair value of interest rate swaps	—	(2,545)
Loss on early retirement of long-term debt	893	27,792
(Gain) loss on the sale or disposal of assets	563	(20)
Changes in operating assets and liabilities:
Accounts receivable	(1,579)	1,717
Prepaid expenses and other current assets	(509)	(860)
Accounts payable and accrued expenses	3,968	(3,756)
Deferred revenue	(1,752)	(4,148)
Other liabilities	—	(9)
Income taxes payable	(37)	(75)

Net cash provided by operating activities	22,361	21,376

INVESTING ACTIVITIES
Capital expenditures	(6,407)	(7,792)
Deposits (release) of cash in escrow related to acquisitions	(250)	170
Purchases of broadcast assets and radio stations	(3,330)	(7,000)
Purchases of Internet businesses and assets	(3,165)	(707)
Proceeds from the sale of assets	768	—
Release of restricted cash	110	—
Other	(110)	(117)

Net cash used in investing activities	(12,384)	(15,446)

FINANCING ACTIVITIES
Payments to redeem Terminated 9 5⁄8% Notes	(17,500)	(213,500)
Payment of bond premium in connection with early redemptions and repurchases of the Terminated 9 5⁄8% Notes	(525)	(22,677)
Proceeds from borrowings under Term Loan B and Revolver	—	319,012
Payments under Term Loan B and Revolver	—	(26,052)
Payments of costs related to bank credit facility	(148)	(4,384)
Proceeds from borrowings under terminated credit facilities and subordinated debt	108,932	46,747
Payments under terminated credit facilities and subordinated debt	(101,813)	(87,220)
Proceeds from Terminated Subordinated Debt due to Related Parties	18,000	—
Payments to Terminated Subordinated Debt due to Related Parties	(12,000)	(15,000)
Proceeds from exercise of stock options	68	978
Payments on capital lease obligations	(93)	(92)
Payment of cash distribution on common stock	(2,558)	(2,474)
Book overdraft	(2,212)	(196)

Net cash used in financing activities	(9,849)	(4,858)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	—	(26)

Net cash outflows from discontinued operations	—	(26)

Net increase in cash and cash equivalents	128	1,046
Cash and cash equivalents at beginning of year	67	380

Cash and cash equivalents at end of period	$195	$1,426

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including $150 and $296 paid to related parties during the nine months ending September 30, 2012 and 2013, respectively	$12,417	$13,384
Income taxes	$246	$250
Other supplemental disclosures of cash flow information:
Trade revenue	$4,006	$3,962
Trade expense	$4,012	$3,261
Non-cash investing and financing activities:
Net present value of advertising credits payable	$—	$2,427
Assets acquired under capital leases	$27	$97

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of Salem Communications Corporation (“Salem,” “we,” “us,” “our” or the “company”) includes the company and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Information with respect to the three and nine months ended September 30, 2012 and 2013 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

The balance sheet at December 31, 2012 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a diversified multi-media company with integrated business operations covering radio broadcasting, content programming, the Internet, and publishing. Our programming is intended for audiences interested in Christian and family-themed content and conservative news talk. Our foundational business is the ownership and operation of radio stations in large metropolitan markets. Upon the close of all announced transactions, we will own and/or operate 101 radio stations throughout the United States. Our broadcasting business also includes Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial airtime to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

Salem Web Network™ (“SWN”), our Internet businesses, provide Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Christianity.com, Crosswalk.com®, BibleStudyTools.com, GodTube.com, Townhall.com™, HotAir.com, WorshipHouseMedia.com, SermonSpice.com, GodVine.com and Jesus.org. SWN’s content is accessible through our radio station websites that feature content of interest to local listeners throughout the United States. In addition to operating our radio station websites, SWN operates Salem Consumer Products, a website offering books, DVD’s and editorial content developed by many of our on-air personalities that are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

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

We may enter into local marketing agreements (“LMA’s”) contemporaneously with entering an asset purchase agreement (“APA”) to acquire or sell a radio station. We may also enter into time brokerage agreements (“TBA’s”). Typically, both LMA’s and TBA’s are contractual agreements under which the station owner / licensee makes air-time available to a programmer / licensee in exchange for a fee and reimbursement of certain expenses. LMA’s and TBA’s are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The Federal Communications Commission (“FCC”) has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws.

The requirements of FASB ASC Topic 810 may apply to entities under LMA’s or TBA’s, depending on the facts and circumstances related to each transaction. As of September 30, 2013 we did not consolidate any entities with which we entered into LMA’s or TBA’s under the guidance in FASB ASC Topic 810.

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

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our mastheads and related goodwill as of June 30, 2013. Based on our review and analysis we recorded a $0.3 million impairment charge for mastheads and a $0.4 million impairment charge for goodwill as of the interim testing period ending June 30, 2013. These impairments are indicative of declining revenue and cash flows in the publishing industry and are not unique to our company.

We believe that we have made reasonable estimates and assumptions to calculate the fair value of our mastheads and goodwill, however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our indefinite-lived intangibles assets below the amounts reflected on our Condensed Consolidated Balance Sheet, we may recognize additional impairment charges, the amount of which may be material. There were no further indications of impairment as of the period ending September 30, 2013.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. There were no indications of impairment present during the period ending September 30, 2013.

In June 2012, based on changes in managements’ planned usage, land in Covina, California was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. For the three months ended June 30, 2012, we recorded an impairment charge of $5.6 million associated with this land based on the estimated sale price.

NOTE 4. ACQUSITIONS AND RECENT TRANSACTIONS

During the nine months ending September 30, 2013, we completed or entered into the following transactions:

Debt

On September 30, 2013, we repaid $4.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded a $16,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

On May 3, 2013, we terminated the Subordinated Debt due to Related Parties (as defined below) with Mr. Atsinger, Mr. Epperson and Mr. Hinz. There were no early termination penalties and no further amounts owed by Salem as a result of the termination of the Subordinated Debt due to Related Parties.

On March 14, 2013, we entered into the Term Loan B and a senior secured revolving credit facility of $25.0 million (“Revolver”). We used the proceeds from the Term Loan B and the Revolver to fund the repurchase of our 9 5⁄8% Senior Secured Second Lien Notes due 2016 (“Terminated 9 5⁄8% Notes”) pursuant to a cash tender offer launched on February 25, 2013 (“Tender Offer”), and to retire all other outstanding debt and pay related fees. Upon entry into the credit facility, our then existing revolving credit facilities, indebtedness due to First California Bank, and Subordinated Debt due to Related Parties were terminated. As a result of these terminations, we recorded a pre-tax loss on the early retirement of long-term debt of $0.9 million associated with unamortized bank fees and closing costs.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5⁄8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5⁄8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the Terminated 9 5⁄8% Notes. We issued a notice of redemption to redeem any Terminated 9 5⁄8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding Terminated 9 5⁄8% Notes to satisfy and discharge Salem’s obligations under the indenture for the Terminated 9 5⁄8% Notes as of such date.

Equity

On September 12, 2013, we announced a quarterly distribution in the amount of $0.0525 per share on Class A and Class B common stock. The quarterly distribution of $1.3 million, or $0.0525 per share of Class A and Class B common stock, was paid on October 4, 2013 to all common stockholders of record as of September 26, 2013.

On May 30, 2013, we announced a quarterly distribution in the amount of $0.05 per share on Class A and Class B common stock. The quarterly distribution of $1.2 million, or $0.05 per share of Class A and Class B common stock, was paid on June 28, 2013 to all common stockholders of record as of June 14, 2013.

On March 18, 2013, we announced a quarterly distribution in the amount of $0.05 per share on Class A and Class B common stock. The quarterly distribution of $1.2 million, or $0.05 per share of Class A and Class B common stock, was paid on April 1, 2013 to all common stockholders of record as of March 25, 2013.

Acquisitions

On September 23, 2013, we entered into an APA to acquire radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.5 million in cash. We expect the transaction to close in the first quarter of 2014.

On September 11, 2013, we acquired the GodUpdates Facebook page for $0.3 million in cash, which we paid to the buyer on October 22, 2013.

On August 10, 2013, we acquired Christnotes.org for $0.5 million in cash. Christnotes.org is an online bible resource that allows users to search for bible verses and access commentary from biblical scholars. The acquisition resulted in goodwill of $20,755 representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On February 15, 2013, we completed the acquisition of WJKR-FM, Columbus, Ohio, for $4.0 million in cash. We began operating the radio station under a LMA with the prior owner on November 1, 2012. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. Effective February 15, 2013, we changed the call letters of this station to WTOH-FM.

On February 5, 2013, we completed the acquisition of WMUU-FM, Greenville, South Carolina, for $5.4 million. The $5.4 million purchase price consists of $1.0 million in cash due upon close of the transaction, $2.0 million payable in April 2014, and $3.0 million payable in advertising credits to Bob Jones University, a related party of the station’s owner. The advertising credits are payable over ten years resulting in a fair value of $2.4 million. The $0.6 million discount on the advertising credits was recorded as a reduction of the fair value and will be amortized to interest expense over the ten year term. We began operating the radio station under a LMA with the prior owner on December 3, 2012. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. Effective February 11, 2013, we changed the call letters of this station to WGTK-FM. We paid the entire balance due on the seller financed note, including accrued interest on September 30, 2013.

Throughout the nine months ending September 30, 2013, we have acquired various domain names, including ChristianHeadlines.com, as well as other intangible assets including applications associated with our Internet segment for an aggregate amount of approximately $0.2 million.

A summary of our business acquisitions and asset purchases for the nine months ended September 30, 2013, none of which were material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
September 11, 2013	GodUpdates (asset purchase)	$250
August 10, 2013	Christnotes.org (business acquisition)	500
February 15, 2013	WTOH-FM, Columbus, Ohio (business acquisition)	4,000
February 5, 2013	WGTK-FM, Greenville, South Carolina (business acquisition)	5,427
Various	Purchase of various intangible Internet assets (asset purchases)	207

		$10,384

Under the acquisition method of accounting as specified in FASB ASC Topic 805 “Business Combinations,” the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Such estimates include discounted estimated cash flows to be generated by those assets and the expected useful lives based on historical experience, market trends and synergies to be achieved from the acquisition. We may obtain an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date. Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill represents the organizational systems and procedures in place to ensure the effective operation of the stations. The total acquisition consideration was allocated to the net assets acquired as follows:

	Broadcast Assets Acquired	Internet Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$1,252	$106	$1,358
Broadcast licenses	7,429	—	7,429
Goodwill	37	21	58
Customer lists and contracts	—	341	341
Domain and brand names	—	409	409
Software	—	80	80
Favorable and assigned lease	709	—	709

	$9,427	$957	$10,384

Discontinued Operations:

Based on operating results that did not meet our expectations, we ceased operating Samaritan Fundraising in December 2011. As of December 31, 2011, all employees of this entity were terminated. As a result of our decision to close operations, there have been no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. The

Condensed Consolidated Balance Sheets and Statements of Operations for all prior periods presented were reclassified to reflect the operating results and net assets of this entity as a discontinued operation. As of September 30, 2013, assets of discontinued operations consist of net receivables due to us from sales occurring prior to ceasing operations.

The following table sets forth the components of the loss from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Net revenues	$11	$—	$22	$11
Operating expenses	(76)	(19)	(178)	(54)

Operating loss	$(65)	$(19)	$(156)	$(43)
Benefit from income taxes	(26)	(8)	(62)	(17)

Loss from discontinued operations, net of tax	$(39)	$(11)	$(94)	$(26)

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$195	$243	$652	$555
Restricted stock compensation expense included in corporate expenses	—	—	—	481
Stock option compensation expense included in broadcast operating expenses	71	43	241	260
Stock option compensation expense included in Internet operating expenses	28	62	87	195
Stock option compensation expense included in publishing operating expenses	5	10	15	38

Total stock-based compensation expense, pre-tax	299	$358	995	$1,529
Tax provision for stock-based compensation expense	(119)	(143)	(430)	(611)

Total stock-based compensation expense, net of tax	$180	$215	$565	$918

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

We use the Black-Scholes valuation model to estimate the grant date fair value of stock options and restricted stock. The expected volatility reflects the consideration of the historical volatility of our stock as determined by the closing price over a six to ten year term that is generally commensurate with the expected term of the award. Expected dividends reflect the quarterly distributions authorized and declared on our Class A and Class B common stock as of the grant date. The expected term of the awards are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the award are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the valuation model.

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Expected volatility	n/a	n/a	102.4%	100.78%
Expected dividends	n/a	n/a	5.07%	2.05%
Expected term (in years)	n/a	n/a	8.2	6.6
Risk-free interest rate	n/a	n/a	1.66%	1.06%

Stock option information with respect to the company’s stock-based equity plans during the nine months ended September 30, 2013 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,927,099	$4.37	$3.45	5.4 years	$8,697
Granted	735,750	$6.93	$4.90		994
Exercised	(283,405)	$3.42	$2.36		1,201
Forfeited or expired	(83,424)	$12.08	$7.31		59

Outstanding at September 30, 2013	2,296,020	$5.03	$3.54	5.7 years	$8,255

Exercisable at September 30, 2013	639,204	$5.87	$4.22	3.1 years	2,331

Expected to Vest	1,573,147	$4.70	$3.28	6.6 years	$5,625

The aggregate intrinsic value represents the difference between the company’s closing stock price on September 30, 2013 of $8.28 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the nine months ended September 30, 2012 and 2013 was $0.5 million and $0.8 million, respectively.

Non-employee directors of the company have been awarded restricted stock grants that vest one year from the date of issuance. During the nine months ended September 30, 2013, the company granted restricted stock awards to certain members of management. These restricted stock awards vested immediately, but contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until the three month anniversary from the grant date. The restricted stock awards were independent of option grants and were granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered to be issued and outstanding from the date of grant.

Information regarding the Company’s restricted stock during the nine months ended September 30, 2013 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	—	$—
Granted	79,810	6.02
Vested	(79,810)	6.02
Forfeited	—	—

Non-Vested at September 30, 2013	—	$—

As of September 30, 2013, there was $3.0 million of total unrecognized compensation cost related to non-vested awards of stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Changes to accounting principles are established by the FASB in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be not applicable to our financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB ASC Topic 740, Income Taxes, (“FASB ASU 2013-11”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our financial position, results of operations, cash flows, or presentation thereof.

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

NOTE 7. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation-Stock Expense.” As a result, $0.4 million and $1.5 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine month ended September 30, 2013, respectively, in comparison to $0.3 million and $1.0 million for the three and nine months ended September 30, 2012, respectively.

On September 12, 2013, we announced that our Board of Directors increased our quarterly cash distribution from $0.05 per share to $0.0525 per share. The cash distribution was paid on October 4, 2013 to all Class A and Class B common stockholders of record as of September 26, 2013. The Board of Directors also decided to review distributions on a quarterly basis.

The following table shows distributions that have been declared and paid since January 1, 2012:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
September 12, 2013	October 4, 2013	$0.0525	$1,308
May 30, 2013	June 28, 2013	$0.0500	1,240
March 18, 2013	April 1, 2013	$0.0500	1,234
November 29, 2012	December 28, 2012	$0.0350	854
August 30, 2012	September 28, 2012	$0.0350	854
May 31, 2012	June 21, 2012	$0.0350	854
March 7, 2012	March 30, 2012	$0.0350	850

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. Based on the number of shares of Class A and Class B currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $5.1 million for the year ending December 31, 2013.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a new senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount of 4.50% for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For the three and nine months ended September 30, 2013, approximately $48,000 and $110,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, in which time the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter beginning on September 30, 2013 for the Term Loan B. The Revolver has a term of five years. We believe that the borrowing capacity under our Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

On September 30, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $16,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. As of September 30, 2013, accrued interest on the Term Loan B was approximately $1,000.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of September 30, 2013, our leverage ratio was 5.45 to 1 and our interest coverage ratio was 2.81 to 1. We were in compliance with our debt covenants under the credit facility at September 30, 2013.

Terminated Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of Terminated 9 5⁄8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the Terminated 9 5⁄8% Notes, which were due in full in December 2016. The Terminated 9 5⁄8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding Terminated 9 5⁄8% Notes. As of December 31, 2012, accrued interest on the Terminated 9 5⁄8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the Terminated 9 5⁄8% Notes based on the effective interest method. For the three and nine months ended September 30, 2012, approximately $48,000 and $0.1 million of the discount, respectively, was recognized as interest expense. For the three and nine months ended September 30, 2013, approximately $0 and $37,000 of the discount, respectively, was recognized as interest expense.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5⁄8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5⁄8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the Terminated 9 5⁄8% Notes. We issued a notice of redemption to redeem any of the Terminated 9 5⁄8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding Terminated 9 5⁄8% Notes to satisfy and discharge Salem’s obligations under the indenture for the Terminated 9 5⁄8% Notes. The carrying value of the Terminated 9 5⁄8% Notes was $212.6 million at December 31, 2012. There are no outstanding Terminated 9 5⁄8% Notes as of the effectiveness of the redemption.

Information regarding repurchases and redemptions of the Terminated 9 5⁄8% Notes are as follows:

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

Terminated Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a Revolver (“Terminated Revolver”). We amended the Terminated Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement, to redeem applicable portions of the Terminated 9 5⁄8% Notes. The calculation of the “Available Amount” also pertained to the payment of dividends when the leverage ratio was above 5.0 to 1.

On November 15, 2011, we completed the Second Amendment of the Terminated Revolver to, among other things, (1) extend the maturity date from December 1, 2012 to December 1, 2014, (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. We incurred $0.5 million in fees to complete this amendment, which were being amortized over the remaining term of the agreement. The applicable interest rate relating to the amended credit agreement was LIBOR plus a spread of 3.00% per annum or the Base Rate plus a spread of 1.25% per annum, which was adjustable based on our leverage ratio. If an event of default occurred, the interest rate could be increased by 2.00% per annum. Details of the change in our rate based on our leverage ratio were as follows:

Consolidated Leverage Ratio	Base Rate	Eurodollar Rate Loans	Applicable Fee Rate
Less than 3.25 to 1.00	0.75%	2.25%	0.40%
Greater than or equal to 3.25 to 1.00 but less than 4.50 to 1.00	0.75%	2.50%	0.50%
Greater than or equal to 4.50 to 1.00 but less than 6.00 to 1.00	1.25%	3.00%	0.60%
Greater than or equal to 6.00 to 1.00	2.25%	3.50%	0.75%

The Terminated Revolver included a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Terminated Revolver. In addition to interest charges outlined above, we paid a commitment fee on the unused balance based on the Applicable Fee Rate in the above table. The Terminated Revolver included a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement.

The Terminated Revolver was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $0.9 million pre-tax loss on the early retirement of long-term debt related to unamortized credit facility fees. There is no outstanding balance on the Terminated Revolver as of the termination date.

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

We were required to repay the FCB Loan as follows: (a) twenty-three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan could be prepaid at any time subject to a minimum interest charge of fifty dollars ($50). If an event of default occured on the FCB Loan, the Interest Rate could have been increased by 5.00% per annum.

The FCB loan was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $33,000 pre-tax loss on the early retirement of long-term debt for unamortized credit facility fees. There is no outstanding balance on the FCB Loan as of the termination date.

Terminated Subordinated Debt due to Related Parties

On November 17, 2011, we entered into subordinated lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s Board of Directors. Pursuant to the related agreements, Mr. Epperson committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we also entered into a subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6 million for a total line of credit of up to $12 million (together, the “Terminated Subordinated Debt due to Related Parties”).

The proceeds of the Terminated Subordinated Debt due to Related Parties could be used to repurchase a portion of the Terminated 9 5⁄8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Terminated Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit were to be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts were borrowed. The Terminated Subordinated Debt due to Related Parties did not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013, we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Terminated Subordinated Debt due to Related Parties and related agreements effective as of May 3, 2013. There are no outstanding balances on the Terminated Subordinated Debt due to Related Parties as of the repayment date.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2012	As of September 30, 2013
	(Dollars in thousands)
Term Loan B	$—	$290,640
Revolver	—	2,460
Terminated Revolver	33,000	—
Terminated 9 5⁄8% senior secured second lien notes due 2016	212,622	—
Terminated Subordinated debt	7,500	—
Terminated Subordinated Debt due to Related Parties	15,000	—
Capital leases and other loans	858	862

	268,980	293,962
Less current portion	(20,108)	(3,118)

	$248,872	$290,844

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2013:

•	Outstanding borrowings of $292.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $2.5 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2012 and September 30, 2013 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2013 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2014	$3,118
2015	3,108
2016	3,091
2017	3,094
2018	5,551
Thereafter	276,000

$293,962

NOTE 9. DEFERRED FINANCING COSTS

Bond issue costs represented the costs incurred in conjunction with the issuance of the Terminated 9 5⁄8% Notes. On March 14, 2013, we entered into a senior secured credit facility, consisting of a Term Loan B of $300.0 million and a Revolver of $25.0 million. Upon entry into our current senior secured credit facility, all other corporate debt was terminated and all unamortized prior bond issue costs of $2.9 million and unamortized bank loan fees of $0.8 million were recorded as a component of the loss on early retirement of long-term debt. Bank loan fees as of September 30, 2013 represent costs incurred with the current senior secured credit facility. These costs are being amortized over a five-to-seven year term, based on the maturity dates, as an adjustment to interest expense.

Deferred financing costs consist of the following:

	As of December 31, 2012	As of September 30, 2013
	(Dollars in thousands)
Bond issue costs	$3,060	$—
Bank loan fees	942	4,291

	$4,002	$4,291

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2013
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,554	$(13,834)	$3,720
Domain and brand names	11,423	(7,864)	3,559
Favorable and assigned leases	2,358	(1,676)	682
Other amortizable intangible assets	3,997	(3,822)	175

	$35,332	$(27,196)	$8,136

	As of December 31, 2012
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,213	$(12,665)	$4,548
Domain and brand names	11,015	(7,192)	3,823
Favorable and assigned leases	1,649	(1,594)	55
Other amortizable intangible assets	3,997	(3,670)	327

	$33,874	$(25,121)	$8,753

Based on the amortizable intangible assets as of September 30, 2013, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2013 (Oct – Dec)	$713
2014	2,565
2015	1,887
2016	1,106
2017	707
Thereafter	1,158

Total	$8,136

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

Options to purchase 2,089,524 and 2,296,020 shares of Class A common stock were outstanding at September 30, 2012 and 2013, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of September 30, 2012 and 2013 there were 695,025 and 794,553 dilutive shares, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that will begin on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.685%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $2.5 million as of September 30, 2013, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 13.

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

As of September 30, 2013, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	September 30, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Fair value of interest rate swap	2,545		2,545

NOTE 14. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded a decrease in our unrecognized tax benefits of $2.1 million and $0.03 million, respectively, as of September 30, 2012 and 2013. At December 31, 2012, we had $1.3 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. Management expects a reduction of $0.4 million in the reserve over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $3.0 million as of September 30, 2013 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

NOTE 16. SEGMENT DATA

FASB ASC Topic 280 “Segment Reporting” requires companies to provide certain information about their operating segments. We operate in three segments — radio broadcasting, Internet and publishing — of which our radio broadcasting and Internet segment are reportable segments. Our radio broadcasting segment operates radio stations throughout the United States, as well as various radio networks and our National sales group. Our Internet segment operates all of our websites and our consumer product sales. Our publishing segment operates our print magazines and Xulon Press, a print-on-demand book publisher.

Management uses operating income before depreciation, amortization, impairments and (gain) loss on sale or disposal of assets, as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2013
Net revenue	$46,015	$9,390	$3,071	$—	$58,476
Operating expenses	30,847	6,644	3,301	4,951	45,743

Operating income (loss) before depreciation, amortization, and (gain) loss on the sale or disposal of assets	$15,168	$2,746	$(230)	$(4,951)	$12,733

Depreciation	1,986	702	115	286	3,089
Amortization	39	655	1	—	695
(Gain) loss on the sale or disposal of assets	(35)	—	—	10	(25)

Operating income (loss) from continuing operations	$13,178	$1,389	$(346)	$(5,247)	$8,974

Three Months Ended September 30, 2012
Net revenue	$45,895	$7,800	$3,024	$—	$56,719
Operating expenses	30,628	5,825	2,980	4,643	44,076

Operating income (loss) before depreciation, amortization, impairments and (gain) loss on the sale or disposal of assets	$15,267	$1,975	$44	$(4,643)	$12,643

Depreciation	2,059	604	109	311	3,083
Amortization	19	473	2	—	494
(Gain) loss on the sale or disposal of assets	588	—	—	(1)	587

Operating income (loss) from continuing operations	$12,601	$898	$(67)	$(4,953)	$8,479

Nine Months Ended September 30, 2013
Net revenue	$136,287	$29,012	$8,941	$—	$174,240
Operating expenses	91,258	20,372	9,776	15,839	137,245

Operating income (loss) before depreciation, amortization, impairments and (gain) loss on the sale or disposal of assets	$45,029	$8,640	$(835)	$(15,839)	$36,995

Depreciation	5,923	2,189	349	852	9,313
Amortization	117	1,954	5	—	2,076
Impairment of indefinite-lived long- term assets other than goodwill	—	—	345	—	345
Impairment of goodwill	—	—	438	—	438
(Gain) loss on the sale or disposal of assets	(30)	—	—	10	(20)

Operating income (loss) from continuing operations	$39,019	$4,497	$(1,972)	$(16,701)	$24,843

Nine Months Ended September 30, 2012
Net revenue	$136,224	$23,269	$9,136	$—	$168,629
Operating expenses	90,289	17,858	8,951	14,314	131,412

Operating income (loss) before depreciation, amortization, impairments and (gain) loss on the sale or disposal of assets	$45,935	$5,411	$185	$(14,314)	$37,217

Depreciation	6,194	1,746	305	905	9,150
Amortization	86	1,531	7	1	1,625
Impairment of long-lived assets	5,608	—	—	—	5,608
(Gain) loss on the sale or disposal of assets	553	7	—	3	563

Operating income (loss) from continuing operations	$33,494	$2,127	$(127)	$(15,223)	$20,271

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2013
Property, plant and equipment, net	$82,368	$6,375	$1,451	$8,565	$98,759
Broadcast licenses	381,836	—	—	—	381,836
Goodwill	3,917	17,178	899	8	22,002
Other indefinite-lived intangible assets	—	—	1,528	—	1,528
Amortizable intangible assets, net	698	7,424	12	2	8,136

As of December 31, 2012
Property, plant and equipment, net	$82,972	$6,309	$1,271	$8,915	$99,467
Broadcast licenses	373,720	—	—	—	373,720
Goodwill	3,881	17,157	1,337	8	22,383
Other indefinite-lived intangible assets	—	—	1,873	—	1,873
Amortizable intangible assets, net	106	8,634	11	2	8,753

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

Salem is a diversified multi-media company with integrated business operations covering radio broadcasting, content programming, publishing, and the Internet. Our programming is intended for audiences interested in Christian and family-themed content and conservative news talk.

Broadcast Segment

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. Our broadcasting business also includes Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial airtime to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

Broadcast revenues are impacted by the program rates our radio stations charge, the level of broadcast airtime sold and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. We do not subscribe to traditional audience measuring services for most of our radio stations. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets, we subscribe to Nielsen Audio (formerly Arbitron), which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

Nielsen Audio has developed technology to collect data for its ratings service. The PPM is a small device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is already in a number of our markets and is scheduled to be introduced in more markets in the future. In markets where we subscribe to Nielsen Audio under the PPM, our ratings have been less consistent. PPM data can fluctuate when changes are made to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time.

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising during election years by way of political advertisements. Quarterly revenue from the sale of block programming time does not tend to vary significantly because program rates are generally set annually and are recognized on a per program basis. We currently program 40 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 27 News Talk stations, 12 Contemporary Christian Music stations, 10 Business format stations, and 8 Spanish-language Christian Teaching and Talk stations. The business format features financial experts, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. During each of the nine months ending September 30, 2012 and 2013, we sold 97% of our broadcast revenue for cash. Our general policy is not to preempt advertising paid for in cash with advertising paid for in trade.

The primary operating expenses incurred in the ownership and operation of our radio stations include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) production and programming expenses, and (v) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and expect to continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions and existing and future borrowings.

Internet Segment

Salem Web Network™ (“SWN”), our Internet businesses, provides Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Christianity.com, Crosswalk.com, BibleStudyTools.com, GodTube.com, Townhall.com™, HotAir.com, WorshipHouseMedia.com, SermonSpice.com, GodVine.com and Jesus.org. SWN’s content is accessible through our radio station websites that feature content of interest to local listeners throughout the United States. In addition to operating our radio station websites, SWN operates Salem Consumer Products, a website offering books, DVD’s and editorial content developed by many of our on-air personalities that are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

SWN earns revenues from the sales of streaming services, sales of advertising, sales of videos and, to a lesser extent, sales of software, software support contracts and consumer products such as DVD’s and editorial products. The revenues of these businesses are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

The primary operating expenses incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) royalties, and (v) streaming costs.

Publishing Segment

Salem Publishing™, our publishing business, produces and distributes Christian and conservative opinion print magazines. Salem Publishing also includes Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Condensed Consolidated Statements of Operations.

Salem Publishing™, earns revenues from advertising in and subscriptions to our magazine publications and from book sales. Xulon Press™ generally earns its revenue from fees paid by authors in association with the publishing, editing and marketing of their books. The revenues of these businesses are reported as publishing on our Condensed Consolidated Statements of Operations.

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

OVERVIEW

Our radio-broadcasting segment derives revenue primarily from the sale of broadcast time and radio advertising on a national and local basis.

Our principal sources of broadcast revenue include:

•	the sale of block program time, both to national and local program producers;

•	the sale of advertising time on our radio stations, both to national and local advertisers;

•	the sale of advertising time on our national radio network; and

•	revenue derived from radio station sponsored events.

The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•	audience share;

•	how well our stations perform for our clients;

•	the size of the market;

•	the general economic conditions in each market; and

•	supply and demand on both a local and national level.

Our principal sources of Internet revenue include:

•	the sale of Internet advertising;

•	the support and promotion to stream third-party content on our websites;

•	product sales and royalties for on-air host materials; and

•	video and graphic downloads.

Our principal sources of publishing revenue include:

•	subscription fees for our magazines;

•	the sale of print magazine advertising;

•	fees from authors for book publishing; and

•	the sale of books.

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The following factors affected our results of operations and cash flows for the three months ended September 30, 2013 as compared to the same period of the prior year:

Financing

•	On September 30, 2013, we repaid $4.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded a $16,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount; and

•	On September 30, 2013, we repaid $2.0 million in principal on the seller-financed note due April 2014 related to our acquisition of WGTK-FM, in Greenville, South Carolina, on February 5, 2013.

Acquisitions

•	On September 23, 2013, we entered into an asset purchase agreement (“APA”) to acquire radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.5 million in cash. We expect the transaction to close in the first quarter of 2014;

•	On September 11, 2013, we acquired the GodUpdates domain for $0.3 million in cash; and

•	On August 10, 2013, we acquired Christnotes.org for $0.5 million in cash.

Net Broadcast Revenue

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$45,895	$46,015	$120	0.3%	80.9%	78.7%
Same Station Net Broadcast Revenue	$45,878	$45,571	$(307)	(0.7)%

Net broadcast revenues increased slightly as compared to the same period of the prior year. Excluding the impact of political revenue of $0.3 million during the three months ending September 30, 2013 compared to $1.2 million during the same period of the prior year, net broadcast revenue increased by $1.1 million. This increase includes a $0.5 million increase in block programming revenues, primarily from our Christian Teaching and Talk format stations, due to an increase in the number of programmers and secondarily to rate increases, a $0.5 million increase in listener purchase programs that offer our listeners access to special discounts and incentives, and $0.1 million increase in event revenue due to higher attendance at our music festivals and an increase in the number of local events held in all of our markets, partially offset by a $0.4 million decline in infomercial revenues as a result of station rebranding efforts. We continue to promote our stations through various local events and speaking engagements. Our rebranding efforts away from infomercials are focused on offering our listeners programming and content consistent with our company values.

On a same-station basis, excluding the impact of political revenue on the prior year of $0.9 million, revenue increased $0.7 million, consistent with the variables above.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,
	2012		2013
	(Dollars in thousands)
Block program time:
National	$10,992	24.0%	$11,367	24.7%
Local	7,972	17.4%	8,099	17.6%

	18,964	41.3%	19,466	42.3%
Advertising:
National	3,570	7.8%	3,203	7.0%
Local	15,730	34.2%	15,752	34.2%

	19,300	42.0%	18,955	41.2%
Infomercials	1,487	3.2%	1,069	2.3%
Network	4,173	9.1%	3,835	8.3%
Other	1,971	4.3%	2,690	5.8%

Net broadcast revenue	$45,895	100.0%	$46,015	100.0%

Internet Revenue

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$7,800	$9,390	$1,590	20.4%	13.8%	16.1%

Excluding the impact of political revenue of $0.3 million reflected in the three months ending September 30, 2012, Internet revenue increased by $1.9 million. Increases in Internet revenue reflect growth from acquisitions, including GodVine.com and SermonSpice.com, as well as higher demand for banner advertisements across all of our web-based platforms. The increases are driven primarily by a higher sales volume and secondarily to higher rates charged to our customers. Banner advertisements, including those on our station branded websites, increased $1.3 million while video and graphic downloads increased $0.3 million over the same period of the prior year based on higher volumes.

Publishing Revenue

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$3,024	$3,071	$47	1.6%	5.3%	5.3%

Publishing revenue increased due to a higher volume of book sales with Xulon Press partially offset by a lower number of subscribers to our print magazines.

Broadcast Operating Expenses

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$30,628	$30,847	$219	0.7%	54.0%	52.8%
Same Station Net Broadcast Operating Expenses	$30,602	$30,362	$(240)	(0.8)%

Higher broadcast operating expenses include a $0.4 million increase in personnel related costs that includes sales commissions, a $0.2 million increase in promotional and event expenses, a $0.1 million increase in production and programming expenses, and a $0.1 million increase in facility related expenses due to the addition of the Greenville, South Carolina market and rent escalations based on the Consumer Price Index, partially offset by a $0.1 million decline in advertising expenses, a $0.1 decline in travel and entertainment expenses, and a $0.4 million decline in bad debt expenses. The decline in broadcast operating revenues on a same-station basis reflect the impact of start-up costs associated with format changes and station launches.

Internet Operating Expenses

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$5,825	$6,644	$819	14.1%	10.3%	11.4%

Internet operating expenses reflect higher variable costs associated with the higher revenue generated. The increase of $0.8 million includes a $0.4 million increase in personnel related costs including sales commissions, a $0.2 million increase in streaming and hosting expenses associated with a higher volume of website traffic, a $0.2 million increase in royalties and a $0.2 million increase in bad debt expenses partially offset by a $0.2 million decrease in advertising expenses.

Publishing Operating Expenses

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$2,980	$3,301	$321	10.8%	5.3%	5.6%

Publishing operating expenses reflect a $0.2 million increase in personnel related costs and a $0.1 increase in bad debt expenses.

Corporate Expenses

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$4,643	$4,951	$308	6.6%	8.2%	8.5%

Corporate expenses include shared general and administrative services. The increase over the same period of the prior year includes a $0.1 million increase in personnel related costs, a $0.1 million increase in travel and entertainment expense and a $0.1 million increase in facility related expenses.

Depreciation Expense

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,083	$3,089	$6	0.2%	5.4%	5.3%

Depreciation expense has remained consistent relative to that of the same period of the prior year.

Amortization Expense

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$494	$695	$201	40.7%	0.9%	1.2%

Amortization expense increased due to the intangible assets recognized in the latter part of 2012 from our purchases of Godvine.com, SermonSpice.com and Churchangel.com. The intangible assets include advertising agreements, customer lists and domain names with useful lives that range between one and five years.

(Gain) loss on the sale or disposal of assets

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$587	$(25)	$(612)	(104.3)%	1.0%	—%

The net gain on the sale or disposal of assets for the three months ended September 30, 2013 includes $0.1 million of insurance proceeds for damages at one of our stations offset by various fixed asset and equipment disposals. The net loss on the sale or disposal of assets for the same period of the prior year includes an additional loss associated with the write-off of a receivable from a prior station sale and various routine property and equipment disposals.

Other income (expense)

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$24	$16	$(8)	(33.3)%	—%	—%
Interest Expense	(6,127)	(3,770)	2,357	(38.5)%	(10.8)%	(6.4)%
Change in the fair value of interest rate swaps	—	(1,033)	(1,033)	(100.0)%	—%	(1.8)%
Loss on early retirement of long-term debt	—	(16)	(16)	(100.0)%	—%	—%
Net miscellaneous income and (expenses)	60	4	(56)	(93.3)%	0.1%	—%

Interest income represents earnings on excess cash. Interest expense reflects a decrease of $2.3 million due to the lower cost of capital under our Term Loan B as compared to our Terminated 9 5⁄8% Notes which were repurchased in March 2013 in a cash tender offer launched on February 25, 2013 (“Tender Offer”). The change in the fair value of interest rate swaps reflect the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013. The loss on early retirement of long-term debt is the unamortized discount associated with the $4.0 million repayment on our Term Loan B on September 30, 2013. Net miscellaneous income and expenses includes royalty income from our real estate properties.

Benefit from income taxes

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Benefit from income taxes	$(971)	$(1,159)	$(188)	19.4%	(1.7)%	(2.0)%

In accordance with FASB ASC Topic 740 “Income Taxes,” our tax benefit for income taxes was $1.2 million for the three months ended September 30, 2013 compared to $1.0 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was (27.8%) for the three months ended September 30, 2013 compared to (39.9%) for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss from discontinued operations, net of tax

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(39)	$(11)	$28	(71.8)%	(0.1)%	—%

The loss from discontinued operations for the three months ended September 30, 2012 and 2013 relates to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (loss)

		Three Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$3,368	$5,323	$1,955	58.0%	5.9%	9.1%

The increase in net income reflects the favorable impact of a $1.8 million increase in total revenues, a $2.3 million decrease in interest expense and a $0.2 million increase in income tax benefit offset by a $1.3 million increase in total operating expenses and a $1.0 million change in the fair value of our interest rate swap agreement.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The following factors affected our results of operations and cash flows for the nine months ended September 30, 2013 as compared to the same period of the prior year:

Financing

•	On September 30, 2013, we repaid $4.0 million in principal on our Term Loan B. We recorded a $16,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount;

•	On September 30, 2013, we repaid $2.0 million in principal on the seller-financed note due April 2014 related to our acquisition of WGTK-FM, in Greenville, South Carolina, on February 5, 2013;

•	On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount;

•	On May 30, 2013, we announced a quarterly distribution in the amount of $0.05 per share on Class A and Class B common stock. The quarterly distribution of $1.2 million, or $0.05 per share, was paid on June 28, 2013 to all common stockholders of record as of June 14, 2013;

•	On March 18, 2013, we announced a quarterly distribution in the amount of $0.05 per share on Class A and Class B common stock. The quarterly cash distribution of $1.2 million, or $0.05 per share, was paid on April 1, 2013 to all common stockholders of record as of March 25, 2013;

•

On March 14, 2013, we entered into a senior secured credit facility, consisting of a Term Loan B of $300.0 million and a Revolver of $25.0 million. We used the proceeds of the new facility to tender for our Terminated 9 5⁄8% Notes, retire all other outstanding corporate debt, and pay related fees. We tendered for $212.6 million in aggregate principal amount of the Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt. On June 3, 2013, we redeemed the remaining $0.9 million of the Terminated 9 5/8% Notes that were outstanding after the Tender Offer; and

•	On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank that will begin on March 28, 2014, with a notional principal amount of $150.0 million to offset risks associated with the variable interest rate on our current senior secured credit facility.

Acquisitions

•	On September 23, 2013, we entered into an APA to acquire radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.5 million in cash. We expect the transaction to close in the first quarter of 2014;

•	On September 11, 2013, we acquired the GodUpdates domain for $0.3 million in cash;

•	On August 10, 2013, we acquired Christnotes.org for $0.5 million in cash;

•	On February 15, 2013, we completed the acquisition of WTOH-FM (formerly WJKR-FM), Columbus, Ohio, for $4.0 million in cash; and

•	On February 5, 2013, we completed the acquisition of WGTK-FM (formerly WMUU-FM), Greenville, South Carolina, for $5.4 million, consisting of $1.0 million in cash, $2.0 million payable in April 2014, and a $3.0 million advertising credit.

Net Broadcast Revenue

		Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$136,224	$136,287	$63	—%	80.8%	78.2%
Same Station Net Broadcast Revenue	$136,145	$134,874	$(1,271)	(0.9)%

Net broadcast revenues increased slightly as compared to the same period of the prior year. Excluding the impact of political revenue of $0.9 million reflected in the nine months ending September 30, 2013 compared to $2.4 million during the same period of the prior year, net broadcast revenue increased by $1.6 million. This increase includes a $1.2 million increase in listener purchase program revenues that offer our listeners access to special discounts and incentives, a $0.5 million increase in block programming revenues, primarily from our Christian Teaching and Talk format stations due to an increase in the number of programmers and secondarily to rate increases, a $0.2 million increase in event revenue due to higher attendance at our music festivals and an increase in the number of local events held in all of our markets, and a $0.3 million increase in rental revenues from radio tower subleases, partially offset by a $0.8 million decline in infomercial revenues as a result of station rebranding efforts. We continue to promote our stations through various local events and speaking engagements. Our rebranding efforts away from infomercials are focused on offering our listeners programming and content consistent with our company values.

On a same-station basis, excluding the impact of political revenue on the prior year of $1.5 million, revenue increased $0.3 million, consistent with the variables above.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2012		2013
	(Dollars in thousands)
Block program time:
National	$32,431	23.8%	$33,135	24.3%
Local	24,076	17.7%	23,889	23.8%

	56,507	41.5%	57,024	41.8%
Advertising:
National	10,414	7.6%	9,934	7.3%
Local	43,939	34.5%	46,738	34.3%

	57,353	42.1%	56,672	41.6%
Infomercials	4,737	3.5%	3,943	2.9%
Network	11,850	8.7%	11,086	8.1%
Other	5,777	4.2%	7,562	5.6%

Net broadcast revenue	$136,224	100.0%	$136,287	100.0%

Internet Revenue

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$23,269	$29,012	$5,743	24.7%	13.8%	16.7%

Excluding the impact of political revenue of $0.7 million reflected in the nine months ending September 30, 2012, Internet revenue increased by $6.5 million. The increase in Internet revenue reflects growth from acquisitions, including GodVine.com and SermonSpice.com, as well as higher demand for banner advertisements across all of our web-based platforms. The increases are driven primarily by a higher sales volume and secondarily to higher rates charged to our customers. Banner advertisements, including those on our station branded websites, increased $3.9 million while video and graphic downloads increased $1.7 million over the same period of the prior year due to a higher volume of downloads.

Publishing Revenue

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$9,136	$8,941	$(195)	(2.1)%	5.4%	5.1%

Publishing revenue declined due to a lower number of subscribers to our print magazines partially offset by higher book sales volume on Xulon Press.

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$90,289	$91,258	$969	1.1%	53.5%	52.4%
Same Station Net Broadcast Operating Expenses	$90,112	$89,716	$(396)	(0.4)%

Higher broadcast operating expenses reflect a $0.8 million increase in personnel related costs including commissions, a $0.6 million increase in promotional and event expenses, a $0.3 million increase in production and programming expenses, a $0.2 million increase in facility related expenses due to the addition of the Greenville, South Carolina market and rent escalations that are based on the Consumer Price Index and a $0.3 million increase in bad debt expense, offset by a $1.1 million decrease in advertising expenses and a $0.2 million decrease in travel and entertainment expenses. The decline in broadcast operating revenues on a same-station basis reflects the impact of start-up costs associated with format changes and station launches.

Internet Operating Expenses

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$17,858	$20,372	$2,514	14.1%	10.6%	11.7%

Internet operating expenses reflect higher variable expenses associated with higher revenues, including a $1.2 million increase in personnel related costs that includes commissions, a $0.9 million increase in royalties, a $0.5 million increase in streaming and hosting expense and a $0.1 million increase in professional services, partially offset by a $0.3 million decline in discretionary advertising expenses. The decline in discretionary advertising expenses is due to the nature and timing of various campaigns and events. We intend to continue investing in our brands through strategic advertising.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$8,951	$9,776	$825	9.2%	5.3%	5.6%

Publishing operating expenses reflect a $0.6 million increase in personnel related costs and a $0.3 million increase in bad debt expense, both associated with Xulon Press.

Corporate Expenses

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$14,314	$15,839	$1,525	10.7%	8.5%	9.1%

Corporate expenses include shared general and administrative services. The increase over the same period of the prior year reflects a $0.4 million increase in stock-based compensation expense based on restricted share awards granted in 2013 that vested immediately, a $0.4 million increase in personnel related costs, a $0.2 million increase in acquisition related costs and legal fees, a $0.1 million increase in travel and entertainment expense, a $0.1 million increase in professional related services and a $0.1 million increase in repair and maintenance expenses.

Depreciation Expense

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$9,150	$9,313	$163	1.8%	5.4%	5.3%

Depreciation expense increased slightly due to recent acquisition activity.

Amortization Expense

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,625	$2,076	$451	27.8%	1.0%	1.2%

Amortization expense increased due to the intangible assets recognized in the latter part of 2012 from our purchases of Godvine.com, SermonSpice.com and Churchangel.com. The intangible assets include advertising agreements, customer lists and domain names with useful lives that range between one and five years.

Impairment of indefinite-lived long-term assets other than goodwill

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived long-term assets other than goodwill	$—	$345	$345	100.0%	—%	0.2%

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

Impairment of goodwill

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of goodwill	$—	$438	$438	100.0%	—%	0.3%

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

Impairment of long-lived assets

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of long-lived assets	$5,608	$—	$(5,608)	(100.0)%	3.3%	—%

During June 2012, based on changes in management’s planned usage, the land in Covina, California was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with the land.

(Gain) loss on the sale or disposal of assets

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$563	$(20)	$(583)	(103.6)%	0.3%	—%

The net gain on the sale or disposal of assets for the nine months ended September 30, 2013 includes $0.1 million of insurance proceeds for damages at one of our stations offset by various fixed asset and equipment disposals. The net loss on the sale or disposal of assets for the same period of the prior year includes a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island partially offset with an additional loss associated with the write-off of a receivable from a prior station sale and various fixed asset and equipment disposals.

Other income (expense)

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$83	$52	$(31)	(37.3)%	—%	—%
Interest Expense	(18,787)	(13,212)	5,575	(29.7)%	(11.1)%	(7.6)%
Change in the fair value of interest rate swaps	—	2,545	2,545	100.0%	—%	1.5%
Loss on early retirement of long-term debt	(893)	(27,792)	(26,899)	3,012.2%	(0.5)%	(16.0)%
Net miscellaneous income and (expenses)	71	15	(56)	(78.9)%	—%	—%

Interest income represents earnings on excess cash. Interest expense reflects a decrease of $5.6 million due to the lower cost of capital under our Term Loan B as compared to our Terminated 9 5⁄8% Notes which were repurchased in March 2013 in the Tender Offer and redeemed in June 2013. The change in the fair value of interest rate swaps reflect the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013.

The loss on early retirement of long-term debt for the nine months ending September 30, 2013 includes the unamortized discount associated with the two $4.0 million repayments of our Term Loan B, $26.9 million from the repurchase and redemption of $212.6 million of the then outstanding Terminated 9 5⁄8% Notes, and $0.9 million associated with the termination of our then existing credit facilities in conjunction with the Term Loan B and Revolver entered into on March 14, 2013. Loss on early retirement of long-term debt of $0.9 million for the nine months ended September 30, 2012 represents the redemption in each period of $17.5 million of the Terminated 9 5⁄8% Notes for $18.0 million, or at a price equal to 103% of the face value.

Net miscellaneous income and expenses relates to royalty income from our real estate properties.

Benefit from income taxes

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	12013
	(Dollars in thousands)				% of Total Net Revenue
Benefit from income taxes	$(1,768)	$(5,506)	$(3,738)	211.4%	(1.0)%	(3.2)%

In accordance with FASB ASC Topic 740 “Income Taxes,” our benefit from income taxes was $5.5 million for the nine months ended September 30, 2013 compared to $1.8 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 40.6% for the nine months ended September 30, 2013 compared to (237.3)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss from discontinued operations, net of tax

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(94)	$(26)	$68	(72.3)%	(0.1)%	—%

The loss from discontinued operations for the nine months ended September 30, 2012 and 2013 relates to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (loss)

	Nine Months Ended September 30,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$2,419	$(8,069)	$(10,488)	(433.6)%	1.4%	(4.6)%

The decrease in net income reflects the $26.9 million loss on early retirement of long-term debt and a $1.0 million increase in operating expenses offset by the favorable impact of a $5.6 million increase in total revenue, a $5.6 million decrease in interest expense, a $2.5 million benefit from the change in the fair value of our interest rate swap and a $3.7 million decrease in income tax expense.

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

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

STATION OPERATING INCOME. SOI decreased $0.1 million, or 0.6%, to $15.2 million for the three months ended September 30, 2013, compared to $15.3 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 33.0% from 33.3% for the same period of the prior year. On a same station basis, SOI decreased $0.1 million, or 0.4%, to $15.2 million for the three months ended September 30, 2013 from $15.3 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI increased to 33.4% for the three months ended September 30, 2013 from 33.3% for the same period of the prior year. The decline in SOI is primarily due to higher operating expenses, including personnel related costs during the three months ending September 30, 2013 compared to the same period of the prior year.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

STATION OPERATING INCOME. SOI decreased $0.9 million, or 2.0%, to $45.0 million for the nine months ended September 30, 2013, compared to $45.9 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 33.0% for the nine months ended September 30, 2013 from 33.7% for the same period of the prior year. On a same station basis, SOI decreased $0.8 million, or 1.9%, to $45.2 million for the nine months ended September 30, 2013 from $46.0 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 33.5% for the nine months ended September 30, 2013 from 33.8% for the same period of the prior year. The decline in SOI is primarily due to higher operating expenses, including personnel related costs during the nine months ending September 30, 2013 compared to the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our Condensed Consolidated Financial Statements) for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Station operating income	$15,267	$15,168	$45,935	$45,029
Plus Internet revenue	7,800	9,390	23,269	29,012
Plus publishing revenue	3,024	3,071	9,136	8,941
Less Internet operating expenses	(5,825)	(6,644)	(17,858)	(20,372)
Less publishing operating expenses	(2,980)	(3,301)	(8,951)	(9,776)
Less corporate expenses	(4,643)	(4,951)	(14,314)	(15,839)
Less depreciation and amortization	(3,577)	(3,784)	(10,775)	(11,389)
Less impairment of indefinite-lived long-term assets other than goodwill	—	—	—	(345)
Less impairment of goodwill	—	—	—	(438)
Less impairment of long-lived assets	—	—	(5,608)	—
Less gain (loss) on the sale or disposal of assets	(587)	25	(563)	20

Operating income from continuing operations	$8,479	$8,974	$20,271	$24,843
Plus interest income	24	16	83	52
Less interest expense	(6,127)	(3,770)	(18,787)	(13,212)
Less change in the fair value of interest rate swaps	—	(1,033)	—	2,545
Less loss on early retirement of long-term debt	—	(16)	(893)	(27,792)
Less net miscellaneous income and (expenses)	60	4	71	15
Less benefit from income taxes	971	1,159	1,768	5,506
Less discontinued operations	(39)	(11)	(94)	(26)

Net income (loss)	$3,368	$5,323	$2,419	$(8,069)

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

Under the acquisition method of accounting as specified in FASB ASC Topic 805 “Business Combinations,” the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Such estimates include discounted estimated cash flows to be generated by those assets and the expected useful lives based on historical experience, market trends and synergies to be achieved from the acquisition. Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill represents the organizational systems and procedures in place to ensure the effective operation of the stations.

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

Multiple-Deliverables

We may enter bundled advertising agreements that include spot advertisements on our radio stations, Internet banner placements, print magazine advertisements and booth space at specific events, or some combination thereof. The multiple deliverables contained in each agreement are accounted for separately over their respective delivery periods provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor-specific objective evidence if available or estimated selling price if vendor-specific objective evidence is not available. Objective evidence of fair value includes the price charged for each element when it is sold separately. The estimated selling price is the price that we would transact if the deliverable were sold regularly on a standalone basis. Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimated fair value of what was received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcast revenue for the three and nine months ended September 30, 2013 was approximately $1.7 million and $4.0 million, respectively, and $1.4 million and $4.0 million, respectively, for the same periods of the prior year. Barter expenses were approximately the same as barter revenue for each period.

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

Accounting for discontinued operations

We regularly review underperforming assets to determine if a sale might be a better way to monetize the assets. When a station, group of stations, or other asset groups are considered for sale, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.” This pronouncement specifies that the operations and cash flow of the entity disposed of, or to be sold, have or will be eliminated from the ongoing operations as a result of the disposal and that we will not have significant continuing involvement in the operations after the disposal transaction. For our radio stations, we define a “cluster” as a group of radio stations operating in the same geographic market, sharing the same building, equipment, and managed by a single General Manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. General Managers are compensated based on the results of their cluster as a whole, not the results of any individual radio stations. We have determined that a radio market qualifies for a discontinued operation when management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), the sale is probable, and the sale will result in the exit of a particular geographic market.

During the fourth quarter of 2011, based on operating results that did not meet expectations, we ceased operating Samaritan Fundraising as of December 31, 2011. Samaritan Fundraising, reported in our Internet operations, was a web-based fundraising products company operating from a single facility in Fairfax, VA, under the control of one General Manager. As a result of our decision to close operations, there will be no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. We have reported the operating results and net assets of this entity as a discontinued operation for all prior periods presented.

Goodwill and other indefinite-lived intangible assets

Approximately 71% of our total assets as of September 30, 2013 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded a decrease in our unrecognized tax benefits of $2.1 million and $0.03 million, respectively, as of September 30, 2012 and 2013. At December 31, 2012, we had $1.3 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. Management expects a reduction of $0.4 million in the reserve over the next twelve months due to statute expirations.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $3.0 million as of September 30, 2013 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

Under FASB ASC Topic 815 “Derivatives and Hedging,” the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

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

Stock-based compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes valuation model which requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of our common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period were a separate award.

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal continues to be to deleverage the company. In March 2013, we entered into a the Term Loan B and Revolver, repurchased or redeemed all of the $213.5 million aggregate principal amount of our Terminated 9 5⁄8% Notes, and terminated our prior credit facilities, FCB Loan and our Subordinated Debt due to Related Parties. We believe that the borrowing capacity under the Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. We have repaid $8.0 million of principal outstanding under the Term Loan B, exceeding the contractual repayments required of $750,000. The repayments of the Term Loan B to date will reduce future interest expense by approximately $0.5 million. We expect to incur lower interest expense as a result of the Term Loan B and Revolver as compared to our prior external sources of credit.

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We currently expect to fund any future acquisitions from cash on hand, proceeds from debt and equity offerings, borrowings under our credit facility, operating cash flow and/or possibly through the sale of income-producing assets. We have funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from operating cash flow, borrowings under our credit facilities and, if necessary, proceeds from the sale of selected assets or radio stations. We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. We expect to incur additional capital expenditures of approximately $1.7 million during the remainder of 2013.

In recent years, we have recognized impairment charges on non-amortizable intangible assets such as FCC licenses and mastheads. These impairment charges are non-cash in nature and have not impacted our liquidity or compliance with our debt covenants.

Cash Flows

Cash and cash equivalents increased $1.0 million to $1.4 million as of September 30, 2013 compared to $0.4 million as of December 31, 2012. Working capital increased $21.8 million to $19.5 million as of September 30, 2013, compared to $(2.3) million as of September 30, 2012. During the nine months ending September 30, 2013, the balances outstanding under our consolidated debt agreements ranged from $251.1 to $307.9 million. These balances were ordinary and customary based on our operating and investing cash needs during this time.

The following events impacted our liquidity and capital resources during the nine months ended September 30, 2013:

•	We tendered for or redeemed $213.5 million in aggregate principal amount of our Terminated 9 5⁄8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5⁄8% Notes and paid $22.7 million for the repurchase;

•	We entered into the Term Loan B and Revolver on which we drew $300.0 million and $8.5 million, respectively, the proceeds of which paid our then existing debt and the Terminated 9 5⁄8% Notes;

•	We paid the outstanding balances and terminated our Terminated Revolver and Terminated FCB loan;

•	We paid the outstanding Terminated Subordinated Debt due to Related Parties of $15.0 million and terminated the related agreements;

•	We repaid $8.0 million of principal outstanding on the Term Loan B;

•	Capital expenditures increased $1.4 million to $7.8 million from $6.4 million for the same period of the prior year;

•	Our Day’s Sales Outstanding increased to 70 days as of September 30, 2013 compared to 68 days for the same period of the prior year;

•	Cash paid for acquisitions increased $1.2 million to $7.7 million from $6.5 million for the same period of the prior year;

•	We paid cash distributions of $2.5 million, or $0.05 per share of Class A and Class B common stock, on April 1, 2013 and June 28, 2013;

•	Based on the number of shares of Class A and Class B common stock currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $5.1 million; and

•	Our net income from continuing operations decreased $10.5 million to a net loss of $8.0 million from net income of $2.5 million for the same period of the prior year.

Credit Facilities

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a new senior secured credit facility, consisting of the Term Loan B of $300.0 million and the Revolver of $25.0 million. The Term Loan B was issued at a discount of 4.50% for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For the three and nine months ended September 30, 2013, approximately $48,000 and $110,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, in which time the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter beginning on September 30, 2013 for the Term Loan B. The Revolver has a term of five years. We believe that the borrowing capacity under our Term Loan B and Revolver allow us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. .

On September 30, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $16,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. As of September 30, 2013, accrued interest on the Term Loan B was approximately $1,000.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of September 30, 2013, our leverage ratio was 5.45 to 1 and our interest coverage ratio was 2.81 to 1. We were in compliance with our debt covenants under the credit facility at September 30, 2013.

Terminated Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of Terminated 9 5⁄8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the Terminated 9 5⁄8% Notes that were due in full in December 2016. The Terminated 9 5⁄8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding Terminated 9 5⁄8% Notes. As of December 31, 2012, accrued interest on the Terminated 9 5⁄8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the Terminated 9 5⁄8% Notes based on the effective interest method. For the three and nine months ended September 30, 2012, approximately $48,000 and $0.1 million of the discount, respectively, was recognized as interest expense. For the three and nine months ended September 30, 2013, approximately $0 and $37,000 of the discount, respectively, has been recognized as interest expense.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5⁄8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5⁄8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the Terminated 9 5⁄8% Notes. We issued a notice of redemption to redeem any Terminated 9 5⁄8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the then outstanding Terminated 9 5⁄8% Notes to satisfy and discharge Salem’s obligations under the indenture for the Terminated 9 5⁄8% Notes as of such date. The carrying value of the Terminated 9 5⁄8% Notes was $212.6 million at December 31, 2012. There are no outstanding Terminated 9 5⁄8% Notes as of the effectiveness of the redemption.

Information regarding repurchases and redemptions of the Terminated 9 5⁄8% Notes are as follows:

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

Terminated Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a Revolver (“Terminated Revolver”). We amended the Terminated Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement, to redeem applicable portions of the Terminated 9 5⁄8% Notes. The calculation of the “Available Amount” also pertained to the payment of distributions when the leverage ratio was above 5.0 to 1.

On November 15, 2011, we completed the Second Amendment of the Terminated Revolver to, among other things, (1) extend the maturity date from December 1, 2012 to December 1, 2014, (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. We incurred $0.5 million in fees to complete this amendment, which were being amortized over the remaining term of the agreement. The applicable interest rate relating to the amended credit agreement was LIBOR plus a spread of 3.00% per annum or the Base Rate plus a spread of 1.25% per annum, which was adjustable based on our leverage ratio. If an event of default occurred, the interest rate could be increased by 2.00% per annum. Details of the change in our rate based on our leverage ratio were as follows:

Consolidated Leverage Ratio	Base Rate	Eurodollar Rate Loans	Applicable Fee Rate
Less than 3.25 to 1.00	0.75%	2.25%	0.40%
Greater than or equal to 3.25 to 1.00 but less than 4.50 to 1.00	0.75%	2.50%	0.50%
Greater than or equal to 4.50 to 1.00 but less than 6.00 to 1.00	1.25%	3.00%	0.60%
Greater than or equal to 6.00 to 1.00	2.25%	3.50%	0.75%

The Terminated Revolver included a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Terminated Revolver. In addition to interest charges outlined above, we paid a commitment fee on the unused balance based on the Applicable Fee Rate in the above table. The Terminated Revolver included a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement.

The Terminated Revolver was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $0.9 million pre-tax loss on the early retirement of long-term debt related to unamortized credit facility fees. There is no outstanding balance on the Terminated Revolver as of the termination date.

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

We were required to repay the FCB Loan as follows: (a) twenty-three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan could be prepaid at any time subject to a minimum interest charge of fifty dollars ($50). If an event of default occurred on the FCB Loan, the Interest Rate could have been increased by 5.00% per annum.

The FCB loan was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $33,000 pre-tax loss on the early retirement of long-term debt for unamortized credit facility fees. There is no outstanding balance on the FCB Loan as of the termination date.

Terminated Subordinated Debt due to Related Parties

On November 17, 2011, we entered into subordinated lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s Board of Directors. Pursuant to the related agreements, Mr. Epperson committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we also entered into a subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6 million for a total line of credit of up to $12 million (together, the “Terminated Subordinated Debt due to Related Parties”).

The proceeds of the Terminated Subordinated Debt due to Related Parties could be used to repurchase a portion of the Terminated 9 5⁄8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit were to be repaid within three (3) months from the time that such amounts were borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts were borrowed. The Terminated Subordinated Debt due to Related Parties did not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013 we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Terminated Subordinated Debt due to Related Parties and related agreements effective as of May 3, 2013. There are no outstanding balances on the Terminated Subordinated Debt due to Related Parties as of the repayment date.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2012	As of September 30, 2013
	(Dollars in thousands)
Term Loan B	$—	$290,640
Revolver	—	2,460
Terminated Revolver	33,000	—
Terminated 9 5⁄8% senior secured second lien notes due 2016	212,622	—
Terminated subordinated debt	7,500	—
Terminated Subordinated Debt due Related Parties	15,000	—
Capital leases and other loans	858	862

	268,980	293,962
Less current portion	(20,108)	(3,118)

	$248,872	$290,844

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2013:

•	Outstanding borrowings of $292.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $2.5 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2012 and September 30, 2013 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2013 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2014	$3,118
2015	3,108
2016	3,091
2017	3,094
2018	5,551
Thereafter	276,000

$293,962

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at September 30, 2013. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2013, we had no off-balance sheet arrangements.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that will begin on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.685%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $2.5 million as of September 30, 2013, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

SALEM COMMUNICATIONS CORPORATION

November 8, 2013	By:	/s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 8, 2013	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X