Form 10-K
period 2013-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2014-03-03
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-26497

SALEM COMMUNICATIONS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0121400
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD CAMARILLO, CALIFORNIA	93012
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	( ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of the Exchange on which registered
Class A Common Stock, $0.01 par value per share	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $80,947,771 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at February 20, 2014
Common Stock, $0.01 par value per share	19,487,403 shares
Class B	Outstanding at February 20, 2014
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

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

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2013 Radio Market Survey Schedule & Population Rankings published by Nielson Audio (“Nielson”) (formerly Arbitron). According to the Radio Market Survey, the population estimates used are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2014 by Nielsen.

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

BUSINESS STRATEGY

Our principal business strategy is to expand our abilities to produce and deliver compelling content as the interactive marketplace evolves so that we are positioned to be the market leader for audiences interested in Christian and family-themed programming and conservative news talk. We offer traditional radio and emerging media, including web-based offerings, magazines, and book publishing throughout the United States. We continually evaluate opportunities to improve our media platform, investing in and building Internet sites, and supporting our publishing operations. Our national presence in each of these mediums provides advertisers and programmers with a powerful integrated platform to reach our audiences.

We are fundamentally committed to programming and content emphasizing Christian values, conservative family themes and news. Our commitment to these values means that we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changes in audience preferences.

Broadcast Programming Strategy

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We believe that we are the largest commercial U.S. radio broadcasting company delivering Christian and conservative opinion content as measured by our number of radio stations and audience coverage. Upon the close of all announced transactions, we will own and/or operate a national portfolio of 103 radio stations in 39 markets, including 62 stations in 22 of the top 25 markets, which consists of 31 FM stations and 72 AM stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets. We also program the Family Talk™ Christian-themed talk format station on SiriusXM Channel 131.

Our broadcast business also includes Salem Radio Network® (“SRN”), a wholly owned national radio network syndicating music, news and talk programs to over 2,400 affiliated radio stations, in addition to those stations that we own and operate. We also own and operate Salem Media RepresentativesTM (“SMR”) and Vista Media Representatives (“VMR”), national advertising sales firms with offices in 11 U.S. cities, SRN News Network (“SNN”), Salem Music Network (“SMN”), and Solid Gospel Network (“SGN”). Like SRN, SNN, SMN and SGN are radio networks that produce and distribute talk, news and music programming to numerous radio stations throughout the U.S., including some of our own Salem stations. SMR and VMR sell commercial airtime to national advertisers on our radio stations and our networks, as well as for independent radio station affiliates.

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

We program our radio stations in five main formats. Through the strength of our Christian Teaching and Talk format, the influence of our News Talk format, the continued popularity of our Contemporary Christian Music format, growing demand for our Spanish Language Christian Teaching and Talk and interest in financial advice offered on our Business format stations, we believe we are well-positioned to continually improve our leadership role in Christian, family-themed and conservative news talk radio.

Christian Teaching and Talk. Christian Teaching and Talk is our foundational format. We currently program 40 of our radio stations in our Christian Teaching and Talk format, which is talk programming emphasizing Christian and family themes. Through this format, a listener can hear Bible teachings and sermons, as well as gain insight to questions related to daily life, such as raising children to religious legal rights in education and the workplace. This format serves as a learning resource and as a source of personal support for listeners nationwide. In response to our daily block programming, listeners often contact our programmers to ask questions, obtain materials on a subject matter or receive study guides based on what they have learned on the radio.

Block Programming. Our national station platform and focused programming strategy provides us with the ability to sell blocks of airtime within our Christian Teaching and Talk format to a variety of religious and charitable organizations that create compelling radio programs. Historically, more than 95% of our block programming partners renew their annual relationships with us. Based on these renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average nearly 25 years on-air. Over the last five years, block programming revenue has comprised from 40% to 42% of our total net broadcast revenue.

News Talk. We currently program 27 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by our network, SRN. SRN’s nationally syndicated programs are distributed nationally through 2,400 affiliated radio stations. The syndication of our programs through SRN allows us to reach listeners in markets where we do not own or operate stations.

Contemporary Christian Music- The FISH®. We currently program 12 radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format, branded “Safe for the Whole Family®”, features sounds that listeners of all ages can enjoy and lyrics that can be appreciated. The CCM genre continues to be popular. We believe that this listener base is underserved in terms of radio coverage, particularly in larger markets, and that our stations fill an otherwise void area in listener choices.

Spanish Language Christian Teaching and Talk. We currently program eight of our radio stations in a Spanish Language Christian Teaching and Talk format. This format is similar to our core Christian Teaching and Talk format in that it broadcasts biblical and family-themed programming, but it is specifically tailored for Spanish-speaking audiences. Additionally, block programming on our Spanish Language Christian Teaching and Talk stations is primarily local rather than national.

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

Salem Web Network™ Online Media Strategy

Salem Web Network (“SWN”), our Internet business, includes our websites providing Christian and conservative themed content, audio and video streaming, and other resources on the web. SWN’s Internet web portals include Twitchy.com, OnePlace.com, Christianity.com, Crosswalk.com®, BibleStudyTools.com, GodTube.com, Townhall.com®, HotAir.com, WorshipHouseMedia.com, SermonSpice.com, GodVine.com and Jesus.org. SWN’s content is also accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates our radio station websites and Salem Consumer Products (“SCP”), a website offering books, DVD’s and editorial content developed by many of our on-air radio personalities that are available for purchase. The revenues generated from this segment are reported as Internet and e-commerce revenue on our Consolidated Statements of Operations.

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

During 2013, we acquired Twitchy.com, a website that features selected quotes and current events in U.S. politics, global news, sports, entertainment, media, and breaking news, Christnotes.org, an online Bible resource, and numerous domain names and Facebook communities.

Salem Publishing™ Printing Strategy

Our production and distribution of Christian and conservative content extends to print media through Salem Publishing™. Salem Publishing™ produces and distributes the following Christian and conservative opinion print magazines: Homecoming® The Magazine, YouthWorker Journal™, Singing News®, FaithTalk Magazine™, Preaching Magazine™ and Townhall Magazine™. Salem Publishing also includes Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Consolidated Statements of Operations.

Our publishing strategy mirrors that of our other segments—to build and maintain a distribution network targeting audiences interested in Christian and family-themed content as well as conservative news talk. Content from our print magazines is also available on branded websites for each publication.

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

Technical Improvements

We continue to look for technical improvements that expand our broadcasting, Internet and publication footprint. We focus on identifying ways to improve our radio station broadcast signals so that they can reach as many listeners as possible, both during the day and at night. We have completed numerous enhancements to increase the coverage of our signals. We continue to purchase or build websites designed to drive viewers to our content. We have also launched numerous iPhone® applications. All of our radio stations, in addition to some of our web portals, have iPhone® and android applications.

Advertising Sales Professionals

We have assembled an effective, highly trained sales staff responsible for converting audience share into revenue. We operate with a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure. We hire sales professionals for each of our markets, as well as for our Internet and publishing divisions that are capable of selling integrated or stand-alone advertisements. We provide our sales professionals with the resources necessary to compete effectively in the marketplace. We utilize various sales strategies to sell and market our platforms as stand-alone products or in combination with other offerings. We tailor our platform to meet each advertiser’s needs, including the geographic coverage area, event sponsorships and special features, Internet promotions, e-mail sponsorships, and/or print advertisements.

Marketing Platform to National Advertisers

National companies often prefer to advertise across the United States as an efficient and cost effective way to reach all target audiences. Our advertisers can benefit by gaining access to our audiences through our national broadcasts, print magazines and our Internet portals. We operate a national platform of radio stations that reach more than 3.3 million listeners. Through SMR and VMR, we bundle and sell airtime on this national platform of radio stations, as well as Internet placements and/or print magazine space. We average approximately 140 million page views per month on our websites, produce and distribute over 1 million print and digital magazines each year, and produce over 1 million books and eBooks annually.

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

Recent Events

During the year ended December 31, 2013, we completed or entered into the following transactions:

Debt

On December 30, 2013, we repaid $0.8 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded a $3,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

On September 30, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $16,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

On May 3, 2013, we terminated certain subordinated lines of credit that we entered into with Mr. Atsinger, Mr. Epperson and Mr. Hinz pursuant to which Messrs. Atsinger, Epperson and Hinz committed to provide unsecured revolving lines of credit of specified amounts to Salem (collectively, the “Subordinated Debt due to Related Parties”). There were no early termination penalties and no further amounts owed by Salem as a result of the termination of the Subordinated Debt due to Related Parties.

On March 14, 2013, we entered into the Term Loan B and a senior secured revolving credit facility of $25.0 million (“Revolver”). We used the proceeds from the Term Loan B and the Revolver to fund the repurchase of our 9 5/8% Senior Secured Second Lien Notes due 2016 (“Terminated 9 5/8% Notes”) pursuant to a cash tender offer launched on February 25, 2013 (“Tender Offer”), and to retire all other outstanding debt and pay related fees. Upon entry into the credit facility, our then existing revolving credit facilities, indebtedness due to First California Bank, and Subordinated Debt due to Related Parties were terminated. As a result of these terminations, we recorded a pre-tax loss on the early retirement of long-term debt of $0.9 million associated with unamortized bank fees and closing costs.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the Terminated 9 5/8% Notes. We issued a notice of redemption to redeem any Terminated 9 5/ 8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding Terminated 9 5/ 8% Notes to satisfy and discharge Salem’s obligations under the indenture for the Terminated 9 5/8% Notes as of such date.

Equity

On November 20, 2013, we announced a quarterly distribution in the amount of $0.0550 per share on Class A and Class B common stock. The quarterly distribution of $1.4 million, or $0.0550 per share of Class A and Class B common stock, was paid on December 27, 2013 to all common stockholders of record as of December 10, 2013.

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

Acquisitions

On December 10, 2013, we acquired Twitchy.com for $0.9 million paid in cash upon close of the transaction and up to $1.2 million in contingent earn-out consideration payable based on the achievement of future page view targets. Twitchy.com is a website featuring selected quotes and current events centered on US politics, global news, sports, entertainment, media, and breaking news. The contingent earn-out consideration is payable upon achievement of page view milestones over a two year period and has an estimated fair value of $0.6 million as of the closing date. The estimated fair value of the contingent earn-out consideration was determined using a probability-weighted discounted cash flow model. The fair value measurement includes page view forecasts which represent a Level 3 measurement as discussed in Note 7 of the accompanying consolidated financial statement in Item 8 of this report. The fair value of the contingent earn-out consideration will be reviewed quarterly over the two-year earn-out period based on actual page views as compared to the estimates used in our forecasts. Changes in the fair value of the contingent earn-out consideration will be reflected in our results of operations in future periods as they are identified. We believe that the followers of Twitchy.com, the established relationships and the assembled workforce provide future economic benefits to us, and we have recorded goodwill of $0.4 million representing the excess value of the Twitchy.com business.

On December 9, 2013, we acquired the EverythingInspirational.com domain name along with fourteen Facebook pages and various other Christian-themed social media intangible assets for $0.4 million in cash. We paid $0.1 million in cash upon closing and will pay the remaining $0.3 million in cash over three installments within 180 days from the closing date. The first installment of $0.1 million was paid on February 6, 2014.

On September 23, 2013, we entered into an asset purchase agreement (“APA”) to acquire radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.5 million in cash, of which $0.5 million related to the KRDY-AM tower site land in San Antonio, Texas. On December 20, 2013, we closed on the land purchase for $0.5 million in cash. The radio station acquisitions closed on February 7, 2014.

On September 11, 2013, we acquired the GodUpdates Facebook page for $0.3 million in cash, which we paid to the seller on October 22, 2013.

On August 10, 2013, we acquired Christnotes.org for $0.5 million in cash. Christnotes.org is an online bible resource that allows users to search for bible verses and access commentary from biblical scholars. The acquisition resulted in goodwill of $20,755 representing the excess value of the business to us resulting from the integrated business model and services already established that provide future economic benefits to us due to increased web presence that drives viewers to our content.

On February 15, 2013, we completed the acquisition of WTOH-FM, Columbus, Ohio, for $4.0 million in cash. We began operating the radio station under a local marketing agreement (“LMA”) with the prior owner on November 1, 2012. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date.

On February 5, 2013, we completed the acquisition of WGTK-FM, Greenville, South Carolina, for $5.4 million. The $5.4 million purchase price consists of $1.0 million in cash paid upon closing of the transaction, $2.0 million payable in April 2014, and $3.0 million payable in advertising credits to Bob Jones University, a related party of the station’s owner. The advertising credits are payable over ten years resulting in a fair value of $2.4 million. The $0.6 million discount on the advertising credits was recorded as a reduction of the fair value and will be amortized to interest expense over the ten year term. We began operating the radio station under a LMA with the prior owner on December 3, 2012. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. We paid the entire balance due on the seller financed note, including accrued interest on September 30, 2013.

Throughout the year ending December 31, 2013, we have acquired various domain names, including ChristianHeadlines.com, as well as other intangible assets including applications associated with our Internet segment for an aggregate amount of approximately $0.2 million.

A summary of our business acquisitions and asset purchases for the year ended December 31, 2013, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
December 10, 2013	Twitchy.com (business acquisition)	$1,536
December 9, 2013	EverythingInspirational.com (asset purchases)	400
September 23, 2013	Land, San Antonio, Texas (asset purchase)	500
September 11, 2013	GodUpdates (asset purchase)	250
August 10, 2013	Christnotes.org (business acquisition)	500
February 15, 2013	WTOH-FM, Columbus, Ohio (business acquisition)	4,000
February 5, 2013	WGTK-FM, Greenville, South Carolina (business acquisition)	5,427
Various	Purchase of various intangible Internet assets (asset purchases)	207

		$12,820

On January 10, 2014, we acquired the assets of Eagle Publishing, including Regnery Publishing, HumanEvents.com, and Redstate.com, as well as Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price of the Eagle entities is $8.5 million with $3.5 million paid in cash upon closing, $2.5 million payable in January 2015 and $2.5 million payable in January 2016. Up to an additional $8.5 million of contingent earn-out consideration $8.5 million can be paid over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016. The contingent earn out consideration will be recorded at the estimated net present value based on a weighted probability of possible payments. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Laura Ingraham, Mark Steyn and Dinesh D’Souza.

Human Events and RedState are conservative opinion websites that provide news and commentary on issues of interest to the conservative community.

Eagle Financial Publications provides market analysis and investment advice for individual investors from experts that include Mark Skousen, Nicholas Vardy, Chris Versace, and Doug Fabian.

Eagle Wellness provides practical complementary health advice and is a trusted source for nutritional supplements from one of the country’s leading complementary health physicians.

The ownership and operation of Regnery Publishing, Eagle Financial Publications and Eagle Wellness represent new business ventures for us. Human Events and RedState will be operated within our current conservative opinion website operations. We have included additional risk factors in item 1A of this report that we believe are applicable to our business upon acquisition of these entities.

Radio Stations

Upon the close of all announced transactions, we will own and/or operate a national portfolio of 103 radio stations in 39 markets, consisting of 31 FM stations and 72 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
New York, NY	1,19(3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 35(4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KVCE-AM	Pending	Business
		KTNO-AM	2012	Spanish Language Christian Teaching and Talk
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
		KTEK-AM	2011	Business
Washington, D.C.	7	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WWRC-AM	2010	News Talk
Philadelphia, PA	8	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Atlanta, GA	9	WNIV-AM	2000	Christian Teaching and Talk

		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Business
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WWDJ-AM	2003	Spanish Language Christian Teaching and Talk
Miami, FL	11	WKAT-AM	2005	Spanish Language Christian Teaching and Talk
		WHIM-AM	2008	Christian Teaching and Talk
		WZAB-AM	2009	Business
		WOCN-AM	Pending	Ethnic
Detroit, MI	12	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM(5)	1994	News Talk
		KNTS-AM(5)	1997	Spanish Language Christian Teaching and Talk
		KKOL-AM	1997	Business
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	Business
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Tampa, FL	17	WTWD-AM(7)	2000	Christian Teaching and Talk
		WTBN-AM(7)	2001	Christian Teaching and Talk
		WLCC-AM	2012	Spanish Language Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Denver-Boulder, CO	18	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM(6)	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM(6)	1999	Spanish Language Christian Teaching and Talk
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
Pittsburgh, PA	24	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
San Antonio, TX	27	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
		KRDY-AM	2014	Spanish Language Christian Teaching and Talk
Cleveland, OH	30	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Orlando, FL	32	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WBZW-AM	2006	Business
Columbus, OH	36	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM (formerly WJKR-FM)	2013	News Talk
Nashville, TN	44	WBOZ-FM	2000	Contemporary Christian Music
		WFFH-FM(8)	2002	Contemporary Christian Music
		WFFI-FM(8)	2002	Contemporary Christian Music
Louisville, KY	53	WFIA-FM	1999	Christian Teaching and Talk
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Greenville, SC	58	WGTK-FM(formerly WMUU-FM)	2013	News Talk
		WOLT-FM	Pending	Oldies

Honolulu, HI	62	KHNR-AM	2006	News Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Business
		KHCM-FM	2004	Country Music
		KHCM-AM	2000	Chinese
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
Omaha, NE	74	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM	2005	Spanish Language Christian Teaching and Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	75	WLSS-AM	2005	News Talk
Little Rock, AR	83	KDIS-FM	2014	Christian Teaching and Talk
Colorado Springs, CO	89	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	119	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	130	WHKZ-AM	2001	Christian Teaching and Talk
Warrenton, Virginia		WKDL-AM	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)	“MSA” means metropolitan statistical area per the Fall 2013 Radio Market Survey Schedule and Population Rankings published by Nielson, excluding the Commonwealth of Puerto Rico.
(3)	This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 19.
(4)	This market includes the San Jose, CA market, which independently has a MSA rank of 36.
(5)	KNTS-AM is an expanded band AM station paired with KLFE-AM. The licenses for these stations include a condition requiring that one or the other be surrendered by July 15, 2009. However, the Federal Communications Commission (“FCC”) is currently permitting these paired expanded band stations to continue to operate beyond the specified surrender date, pursuant to a special temporary authority (“STA”) granted by the FCC and a request for extension of that STA.
(6)	KBJD-AM is an expanded band AM station paired with KRKS-AM, which licenses have not been renewed by the FCC. The original license for KBJD-AM includes a condition requiring that one or the other paired license be surrendered by February 20, 2006. However, the FCC is currently permitting these paired expanded band stations to continue to operate beyond their license expirations date pursuant to the pending license renewal applications for those stations, and to continue to operate beyond the specified surrender date pursuant to an STA granted by the FCC and a request for extension of such STA.
(7)	WTBN-AM is simulcast with WTWD-AM, Tampa, FL.
(8)	WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

PROGRAM REVENUE. For the year ended December 31, 2013, we derived 24.2% and 17.8% of our net broadcast revenue, or $44.5 million and $32.6million, respectively, from the sale of national and local block program time, respectively. We derive national program revenue primarily from geographically diverse, well-established non-profit religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 13, 26 or 52-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who purchase daily releases. We believe that our management team is successful in identifying and assisting quality local programs expand into national syndication.

ADVERTISING REVENUE. For the year ended December 31, 2013, we derived 34.3% of our net broadcast revenue, or $63.0 million, from the sale of local spot advertising and 7.5% of our net broadcast revenue, or $13.8 million, from the sale of national spot advertising.

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

SRN has over 2,400 affiliated radio stations, in addition to our owned and operated radio stations, which broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. The principal source of network revenue is from the sale of advertising time.

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

We recognize our advertising and commission revenue from radio stations as the spots air. SRN’s net revenue, including commission revenue for SMR and VMR, for the year ended December 31, 2013 was $15.4 million, or 8.4% of net broadcast revenue.

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

Crosswalk.com® offers compelling, editorial-driven, biblically-based, lifestyle content to Christians who take seriously their relationship with Christ. In addition, Crosswalk provides online devotional content.

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

CCMmagazine.com is the interactive version of what once was the Nashville-based CCM Magazine, which provides information and insight on the Christian music scene.

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

Twitchy.com is a website featuring selected quotes and current events centered on US politics, global news, sports, entertainment, media, and breaking news.

RedState.com and Human Events.com, which we acquired in January 2014, are conservative opinion websites that provide news and commentary on issues of interest to the conservative community.

Salem Church Products Websites:

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

SermonSearch.com is a subscription-based resource for preachers and teachers with preparation materials like sermon outlines, illustrations, and preaching ideas from many of America’s top Christian communicators.

SermonSpice.com is an online provider of church media for local churches and ministries.

In addition, we own and operate websites for each of our radio stations, our print publications, and our national radio talk show hosts including websites for Bill Bennett, Mike Gallagher, Michael Medved, Dennis Prager, and Hugh Hewitt. We also own and operate four websites with Spanish language content.

Our Internet division also includes Salem Consumer Products, which hosts several websites for our audience to purchase Christian and conservative content from our on-air hosts and contributors. These sites include:

•	ConservativeStore.com

•	ChristianBookstore.net

•	SRNStore.com

Beginning in January 2014, we also own and operate Eagle Wellness products. Eagle Wellness provides practical complementary health advice and is a trusted source for nutritional supplements from one of the country’s leading complementary health physicians.

Our revenue generating advertising arrangements include cost-per-click performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers’ products or services. Revenues from online product sales are recognized when the products are shipped. Total Internet and e-commerce revenue, including SWN, for the year ended December 31, 2013 was $40.9 million, or 17.3% of total revenue.

Salem Publishing™ and Xulon Press

Our Publishing segment consists of a book publishing business, Xulon Press, and a magazine publishing business, Salem Publishing.

Magazine Publishing:

We publish several print magazines on a monthly or semi-monthly basis. Our publications include the following Christian or conservative publications:

•	Singing News®

•	Homecoming The Magazine

•	YouthWorker Journal™

•	Preaching Magazine™

•	FaithTalk Magazine™

•	Townhall Magazine™

Book Publishing:

Xulon Press™ is a print-on-demand self-publishing service for Christian authors. Beginning in January 2014, we also own and operate Regnery Publishing, a publisher of conservative books and Eagle Financial Publications, which provides market analysis and investment advice for individual investors from experts that include Mark Skousen, Nicholas Vardy, Chris Versace, and Doug Fabian.

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

Christian and Family-Themed Radio. The segment of this industry that focuses on Christian and family themes is also a highly competitive business. The financial success of each of our radio stations that focuses on Christian Teaching and Talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and non-commercial radio station licensees. While no commercial group owner in the United States specializing in Christian and family-themed programming approaches Salem in size of potential listening audience and presence in major markets, other religious radio stations exist and enjoy varying degrees of prominence and success in all markets.

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

New Methods of Content Delivery. Competition also comes from new media technologies and services. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile telephony including smart phone applications for iPhone®, Blackberry® and Android®, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, satellite delivered digital audio radio, which deliver multiple audio programming formats to national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including Internet acquisitions made by SWN and our exclusive arrangement to provide Christian and family-themed talk on SiriusXM, a satellite digital audio radio service.

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

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable,” or cognizable, interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner, member, or stockholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC’s ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as an “owner” of the radio station, television station or daily newspaper in question, and therefore subject to the FCC’s ownership rules. On December 22, 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) to seek comment on specific proposed changes to its ownership rules. In the NPRM, the FCC tentatively concluded to maintain its local radio ownership rules largely intact. Comments and Reply Comments have been received by the FCC in connection with the NPRM. Since, as of this date, no Report and Order has been adopted by the FCC in connection with the local radio ownership rules proposals in the NPRM, we can make no determination as to what effect, if any, this NPRM will have on Salem.

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

Proposed Changes. As noted above, in May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. On December 22, 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. In the NPRM, the FCC tentatively concluded to maintain its local radio ownership rules largely intact. Comments and Reply Comments have been received by the FCC in connection with the NPRM. Since, as of this date, no Report and Order has been adopted by the FCC in connection with the local radio ownership rules proposals in the NPRM, we can make no determination as to what effect, if any, this NPRM will have on Salem.

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

SEGMENTS

We have two reportable segments, radio-broadcasting and Internet. Our radio-broadcasting segment operates radio stations throughout the United States, various radio networks and our National sales group. Due to growth within our Internet operations, including the acquisition of WorshipHouseMedia.com on March 28, 2011, our Internet segment qualified for disclosure as a reportable segment in 2011. Beginning with the first quarter of 2011, we separated our non-broadcast segment into two operating segments, Internet and Publishing. All prior periods presented have been updated to reflect the separation of these non-broadcast segments. Our Internet segment operates all of our websites and our e-commerce sales. Our publishing segment operates our print magazines and Xulon Press, a print-on-demand book publisher. Segment operating results are presented in Note 15 to our consolidated financial statements.

EMPLOYEES

As of February 7, 2014, we employed 1,139, employees in radio broadcasting, 164 employees in Internet entities, 142 employees in publishing and 110 employees in corporate functions. Of these employees, 1,203 are full-time and 352 are part-time employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

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

You should carefully consider the risks described below before investing in our securities. Our business is subject to risks associated with general economic conditions, geopolitical events, competition, technological obsolescence and employee relations. The risks described below, along with risks not currently known to us or that we currently believe are immaterial, may impair our business operations and liquidity in unfavorable ways. We operate in a continually changing business environment in which new risk factors emerge from time to time. We can neither predict new risk factors, nor can we assess the impact, if any, these new risk factors may have on our business. The extent to which any risk factor, or combination of risk factors, may affect our business, financial condition and results of operations could be seriously and materially influence the trading price of our common stock.

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

Under Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We incurred significant impairment losses in prior years with regard to our indefinite-lived intangible assets. During the year ended December 31, 2013, we recognized impairment losses of $1.0 million associated with mastheads in our publishing segment. The impairments were driven by a reduction in projected net revenues resulting from ongoing operating results that have not met expectations. The impairment was indicative of trends in the publishing industry as a whole and is not unique to our company or operations.

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

The impairment charges we have recognized are non-cash in nature and did not violate covenants on our then existing credit facilities or on our current Revolver or Term Loan B. However, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

If we are unable to execute our acquisition strategy successfully, our business may not continue to grow.

We intend to continue to selectively acquire radio stations, complementary publishing and Internet media businesses. With respect to the acquisition of radio stations, our acquisition strategy has been, and will continue to focus primarily on, the acquisition of stations in the top fifty (50) markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our station operating income or yield other anticipated benefits. Acquisitions in markets in which we already own stations may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. With respect to our acquisition strategy of Internet and publishing businesses, we may not be able to identify and consummate the acquisition of future businesses successfully. Additionally, we may not be able to effectively integrate the operation of newly acquired businesses with our existing businesses, which could result in reduced operating income from our businesses. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

We may be unable to integrate the operations and management of acquired stations or businesses, which could have a material and adverse effect on our business and operating results.

Acquisitions may have a substantial impact on our revenues, costs, cash flows, and financial position. During 2013 and 2012, we spent $12.8 million and $10.7 million, respectively, on the acquisition of radio station and Internet businesses. We expect to make additional acquisitions of radio stations, Internet businesses and publishing businesses. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities; diversions of management resources and loss of key employees; challenges with respect to operating new businesses; debt incurred in financing such acquisitions; and other unanticipated problems and liabilities. There can be no assurance that we will be able to successfully integrate the operations or management of acquired radio stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that may be acquired in the future.

Continued acquisitions will require us to manage a larger and likely more geographically diverse radio station, Internet and publishing portfolio than historically has been the case. Our inability to integrate and manage newly acquired radio stations, Internet businesses or publishing entities successfully could have a material and adverse effect on our business and operating results.

Some of our acquisition agreements contain contingent consideration, the value of which may impact future operating results.

Some of our acquisition agreements include contingent earn-out consideration, the fair value of which is estimated as of the acquisition date based on the present value of the expected contingent payments as determined using weighted probabilities of possible future payments. These fair value estimates contain unobservable inputs and estimates that could materially differ from the actual future results. The fair value of the contingent earn out consideration could increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of contingent earn-outs will be reflected in our results of operations in the period in which they are recognized, the amount of which may be material and cause volatility in our operating results.

If we are unable to implement our market cluster strategy, we may not realize anticipated operating efficiencies.

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

Our business is dependent upon the performance and continued efforts of certain key individuals, including Edward G. Atsinger III, our Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. The loss of the services of such key individuals could have a material adverse effect upon us. We have entered into employment agreements with such key individuals. Mr. Epperson has radio interests unrelated to Salem’s operations that will continue to impose demands on his time. Mr. Atsinger has an interest in an aviation business unrelated to Salem’s operations that will continue to impose demands on his time. Our success is highly dependent upon the retention of key employees throughout our organization. In addition, we are dependent upon our ability to continue to attract new employees with key skills to support continued business growth.

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

If we fail to maintain the continuance of strong relationships with our authors and other creative talent, as well as to develop relationships with new creative talent, our business could be adversely affected.

Our business, in particular the book publishing and financial publications, is highly dependent on maintaining strong relationships with the authors and other creative talent who produce the products and services sold to our customers. Any overall weakening of these relationships, or the failure to develop successful new relationships, could have a material adverse impact on our business and financial performance.

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

Nielson uses its own technology to collect data for its ratings service. The Portable People Meter TM (“PPM” ) is a small device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. In markets where we subscribe to Nielson under the PPM, our ratings tend to fluctuate even when there are no significant programming or competitive changes in the market. PPM data can fluctuate when changes are made to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time.

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

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is significantly dependent upon our ability to generate revenue from the sale of block programming time to national and local religious and educational organizations. Block programming accounted for 42.0% of our net broadcast revenue for the year ended December 31, 2013, and 41.4% of our net broadcast revenue for the prior year. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue, in which case, our business, financial condition and results of operations may be materially and adversely affected.

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

After the economic recession of 2008 and 2009, we experienced a stabilization of advertising revenue. In 2012, we recorded record levels of political advertising. There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition or results of operations.

General economic conditions, including a prolonged weakness in the economy, may affect consumer purchases, which could adversely affect our wellness product sales.

Our wellness product operating results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments. Consumer product purchases, including purchases of our wellness products, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially and adversely affect our wellness product business, revenues and profits.

Our business generates revenue from the sale of advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2011, 2012 and 2013, 43.0%, 42.3% and 41.8% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from our Los Angeles and Dallas clusters, which generated 15.2%, and 23.2%, respectively, of our total net advertising revenues for the year ended December 31, 2011, 16.2% and 23.6%, respectively, for the year ended December 31, 2012 and 15.2% and 25.5%, respectively, for the year ended December 31, 2013. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

Trade concentration and credit risk

The sale of printed book publications is concentrated in national, regional, and online bookstore chains. These bookstore chains account for a vast majority of book publishing revenues. Due to this concentration of book publication sales, it may be difficult for us compete effectively in the market, which could adversely affect our revenues and growth prospects.

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

Wellness products are a highly competitive industry. Our failure to compete effectively could adversely affect our market share, revenues and growth prospects.

The U.S. nutritional supplements retail industry is large and highly fragmented among specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies and a variety of other smaller participants. We believe that the market is highly sensitive to the introduction of new wellness products, which may rapidly capture a significant share of the market. In the U.S., we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some wellness products become more mainstream, we experience increased price competition for those wellness products as more participants enter the market. We may not be able to compete effectively and our attempts to do so may require us to reduce our prices, which may result in lower profit margins for our wellness products. Failure to effectively compete could adversely affect our market share, revenues and growth prospects.

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

Our printing business also faces increasing competition from new technologies, such as the Internet, eBook reader devices, and tablets. These new technologies and alternative media platforms compete with our printed books and magazines for audience share and advertising revenues. We must continue to expand our publishing businesses from traditional publishers to new digital technologies, We may make significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than we have experienced. Success and continued growth depends greatly on developing new products and the means to deliver them in an environment of rapid technological change. Attracting new authors and retaining our existing business relationships, are critical to our success.

The company must respond to changes in consumer behavior as a result of new technologies in order to remain competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. There is a risk that the company’s responses to these changes and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. In publishing, the trending toward digital media may drive down the price consumers are willing to spend on our products disproportionately to the costs associated with generating literary content. Our failure to protect and exploit the value of our content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant material adverse effect on our business, financial condition and results of operations.

Our financial results would suffer if we fail to successfully meet market needs.

The sale of books represents a substantial part of revenues for Regnery. We are subject to the risk that we will not successfully develop and execute promotional strategies for new books that respond to customer trends, including trends related to demand for eBooks, or other technological changes that will not meet market needs, which would have a material adverse effect on the financial results of Regnery.

Unfavorable publicity or consumer perception of our wellness products, the ingredients they contain and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our wellness products and our ability to generate revenue.

We are highly dependent upon consumer perception of the safety and quality of our wellness products and the ingredients they contain. Consumer perception of our wellness products and the ingredients they contain, as well as consumer perception of similar wellness products, can be significantly influenced by scientific research or findings, national media attention and other publicity about wellness product use. A wellness product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to the wellness product industry or any of our particular wellness products or the ingredients they contain and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our wellness product consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate wellness product revenues. Unfavorable market perception of our wellness products could have a material adverse effect on our reputation, the demand for our wellness products, and our ability to generate wellness product revenues.

Our failure to appropriately respond to changing consumer preferences and demand for new wellness products could significantly harm our wellness products customer relationships and wellness product sales.

Wellness products are particularly subject to changing consumer trends and preferences. Our success depends in part on our ability to anticipate and respond to these changes, and we may not be able to respond in a timely or commercially appropriate manner to these changes. If we are unable to do so, our wellness product customer relationships and wellness product sales could be harmed significantly.

Furthermore, the wellness products industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of us as a source for the latest wellness products. This could harm our wellness product customer relationships and cause losses to our market share. The success of our new wellness product offerings depends upon a number of factors, including our ability to: accurately anticipate customer needs; innovate and develop new wellness products; successfully commercialize new wellness products in a timely manner; price our wellness products competitively; manufacture and deliver our wellness products in sufficient volumes and in a timely manner; and differentiate our wellness product offerings from those of our competitors.

If we do not introduce new wellness products or make enhancements to meet the changing needs of our customers in a timely manner, some of our wellness products could become obsolete, which could have a material adverse effect on our wellness product revenues and wellness product operating results.

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

We may be unable to increase or maintain our Internet advertising revenues, which could have a material adverse effect on our business, operating result, financial condition and results of operations.

We generate advertising revenue from the sale of display advertisements on our Internet sites. Our ability to increase or maintain this advertising revenue is largely dependent upon the number of users actively visiting our Internet sites. We also must increase user engagement with our advertisers in order to increase our advertising revenues. In addition, Internet advertising techniques are evolving, and if our technology and advertisement serving techniques do not evolve to meet the needs of advertisers, our advertising revenue could decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our advertising revenue. Because Internet and e-commerce are concentrated growth areas for us, any decrease in revenues in these areas could affect our operating results, financial condition and results of operations.

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

We rely on the work product of various content creators to produce original programs, articles and content for our radio programs, websites and print publications. We face potential liability based on a variety of theories, including defamation, negligence, unlawful practice of a licensed profession, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to our owned and operated websites and to our network of customer websites by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our owned and operated websites and to our network of customer websites could make claims against us for losses incurred in reliance upon information provided on our owned and operated websites or our network of customer websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. While we run our content through a rigorous quality control process, including an automated plagiarism program, there is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that we create or distribute. Should the content distributed through our owned and operated websites and our network of customer websites violate the intellectual property rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, financial condition and results of operations.

Damage to our reputation could damage our businesses.

Maintaining a positive reputation is critical to our ability to attract and maintain relationships with advertisers and our listeners. Damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory action, failure to deliver minimum standards of service and quality, compliance failures and unethical behavior. Negative publicity regarding us, whether or not true, may also result in harm to our prospects.

We rely on third parties to provide software and related services necessary for the operation of our business.

We incorporate and include third-party software into and with our applications and service offerings and expect to continue to do so. The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could harm our ability to maintain and expand the reach of our service, increase listener hours and sell advertising, each of which could harm our business, financial conditions and results of operations.

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

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our Internet websites and online services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with their experience with our websites. These applications may attempt to change our users’ Internet experience, including hijacking queries to our website, altering or replacing search results or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure or consent, resulting in a negative experience that users may associate with us. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, our reputation may be harmed and user traffic could decline, which would damage our business. We have not experienced significant interference with our websites or digital content.

Privacy protection is increasingly demanding, and we may be exposed to risks and costs associated with security breaches, data loss, credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue as well as other risks.

The protection of customer, employee, vendor, and other business data is critical to us. Federal, state, provincial and international laws and regulations govern the collection, retention, sharing and security of data that we receive from and about our employees, customers, vendors and franchisees. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years, and may see the imposition of new and additional requirements by states and the federal government as well as foreign jurisdictions in which we do business. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new processes to meet these requirements. In addition, customers have a high expectation that we will adequately protect their personal information. If we or our service provider fail to comply with these laws and regulations or experience a significant breach of customer, employee, vendor, franchisee or other company data, our reputation could be damaged and result in an increase in service charges, suspension of service, lost sales, fines or lawsuits.

The use of credit payment systems makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties (including those with whom we have strategic alliances) under arrangements with us control. A significant portion of our sales require the collection of certain customer data, such as credit card information. In order for our sales channel to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, customer, or vendor, with whom we have strategic alliances or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could cause consumers to lose confidence in our security measures, harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our business, financial condition and results of operations. Our brand reputation would likely be damaged as well.

We are controlled by a few controlling stockholders who exercise control over most matters submitted to a shareholder vote and may have interests that differ from other security holders. They may, therefore, take actions that are not in the interests of other security holders.

As of December 31, 2013, Edward G. Atsinger III (Chief Executive Officer), Stuart W. Epperson (Chairman), Nancy A. Epperson (wife of Chairman) and Edward C. Atsinger (son of Chief Executive Officer) controlled approximately 84.9% in aggregate of the voting power of our capital stock. Thus, these four stockholders thus have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of other stockholders in a material manner. The controlling stockholders hold all of the Class B Common Stock, which have ten votes per share. Circumstances may occur in which the interests of the controlling stockholders could be in conflict with the interests of other security holders and the controlling stockholders would have the ability to cause us to take actions in their interest.

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

Our business is dependent upon attracting a large audience to our radio stations, websites and publications. Our brand, business and reputation are vulnerable to poor perception. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and content creators, which could materially and adversely affect our financial condition and results of operations.

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

The efficacy of wellness products is supported by limited conclusive clinical studies, which could result in less market acceptance of these wellness products and lower revenues or lower growth rates in revenues.

Our wellness products are made from various ingredients including vitamins, minerals, amino acids, herbs, botanicals, fruits, berries and other substances for which there is a long history of human consumption. However, there is little long-term experience with human consumption of certain product ingredients or combinations of ingredients in concentrated form. Although we believe all of our wellness products fall within the generally known safe limits for daily doses of each ingredient contained within them, nutrition science is imperfect. Moreover, some people have peculiar sensitivities or reactions to nutrients commonly found in foods, and may have similar sensitivities or reactions to nutrients contained in our wellness products. Furthermore, nutrition science is subject to change based on new research. New scientific evidence may disprove the efficacy of our wellness products or prove our wellness products to have effects not previously known. We could be adversely affected by studies that may assert that our wellness products are ineffective or harmful to consumers, or if adverse effects are associated with a competitor’s similar products.

We are currently dependent on a limited number of independent suppliers and manufacturers of our wellness products, which may affect our ability to deliver our wellness products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our wellness products, and our revenues may decrease.

We rely entirely on a limited number of third parties to supply and manufacture our wellness products. These third parties are subject to FDA regulation and must operate in accordance with strict manufacturing requirements referred to as Good Manufacturing Practices(“GMP’s”) for dietary supplements. Our wellness products are manufactured on a purchase order basis only and manufacturers can terminate their relationships with us at any time. These third party manufacturers may be unable to satisfy our supply requirements, manufacture our wellness products on a timely basis and in compliance with GMP’s, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet any of these critical needs and legal requirements would delay or reduce wellness product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all of our third party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers, we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our wellness product business caused by difficulties in obtaining supplies.

We are dependent on our third party manufacturers to supply our wellness products in the compositions we require, and we do not independently analyze our wellness products. Any errors in our wellness product manufacturing could result in wellness product recalls, contamination, significant legal exposure, reduced revenues and the loss of distributors.

While we require that our manufacturers verify the accuracy of the contents of our wellness products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely exclusively, without independent verification, on certificates of analysis regarding wellness product content provided by our third party suppliers and limited safety testing they perform. We cannot be assured that all of the third parties involved in the manufacturing of our products are complying with government health and safety standards, and even if our wellness products meet these standards, they could otherwise become contaminated. Errors in the manufacture of our wellness products and the occurrence of contamination could result in product recalls, significant legal exposure, adverse publicity, decreased revenues and loss of distributors and endorsers. We also cannot be assured that these outside manufacturers will continue to supply wellness products to us reliably in the compositions we require. Any of these failures or occurrences could negatively affect our wellness products business and financial performance.

The sale of our wellness products involves product liability and related risks that could expose us to significant insurance and loss expenses.

We face an inherent risk of exposure to wellness product liability claims if the use of our wellness products results in, or is believed to have resulted in, illness or injury. Most of our wellness products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these wellness products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third party manufacturers perform tests in connection with the formulations of our wellness products, these tests are not designed to evaluate the inherent safety of our wellness products.

Although we maintain product liability insurance, it may not be sufficient to cover all product liability claims and such claims that may arise could have a material adverse effect on our business. We carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

Any product liability claim may increase our costs and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

If the wellness products we sell do not have the healthful effects intended, our wellness products business may suffer.

In general, our wellness products sold consist of nutritional supplements, which are classified in the United States as “dietary supplements” which do not currently require approval from the FDA or other regulatory agencies prior to sale. Although many of the ingredients in such wellness products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they contain innovative ingredients or combinations of ingredients. Although we believe all of such wellness products and the combinations of ingredients in them are safe when taken as directed, there is little long-term experience with human or other animal consumption of certain of these ingredients or combinations thereof in concentrated form. The wellness products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. Furthermore, there can be no assurance that any of the wellness products, even when used as directed, will have the effects intended or will not have harmful side effects.

A slower growth rate in the nutritional supplement industry could lessen our wellness product sales and make it more difficult for us to achieve growth and become profitable.

The wellness product industry has been growing at a strong pace over the past ten years, despite continued negative impacts of popular supplements like Echinacea and ephedra on the supplement market. However, any reported medical concerns with respect to ingredients commonly used in wellness products could negatively impact the demand for our products.

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our Class A common stock may be negatively affected.

We are subject to Section 404 of the Sarbanes-Oxley Act (SOX), which requires us to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and incur expenses for SOX compliance on an ongoing basis. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our Class A common stock could be negatively affected. Additionally, we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (“SEC”), or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the listing requirements of the NASDAQ Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations results in a higher level of legal and financial compliance costs.

In addition, complying with public disclosure rules makes our business more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

RISKS ASSOCIATED WITH REGULATIONS

The restrictions on ownership of multiple radio stations in each market may prevent us from implementing our broadcasting market cluster strategy.

We seek to acquire additional radio stations in markets in which we already have existing stations. Our ability to acquire, operate and integrate any such future acquisitions as part of a cluster is limited by antitrust laws, the Communications Act, FCC regulations and other applicable laws and regulations. Changes to any of these laws or regulations may affect our ability to acquire additional stations in radio markets where we already own one (1) or more radio station(s). In 1996, Congress passed legislation that requires the FCC to periodically conduct reviews of its regulations, including those which govern the maximum number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations (the “Ownership Limits”). The FCC has adopted radio multiple ownership rules that depend upon the total number of radio stations located in the market in determining the applicable Ownership Limits. In 2003, the FCC modified its definition of the term “market” and its method of determining the number of radio stations located in a “market.” Specifically, in larger markets, the FCC replaced its “signal contour method” of defining a market and determining the number of radio stations located in the market with the use of “geographic markets” delineated by Nielson, which is a commercial ratings service, as reported in the BIA database, as issued by BIA/Kelsey, a research and advisory company focused on the local advertising marketplace. For smaller radio markets for which Nielson has not delineated a geographic market, the “signal contour method” continues to be the method of defining the market and determining the number of radio stations in the market. The methods the FCC uses to define markets affect the number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations in areas adjacent to a delineated Nielson market. In 2010, the FCC opened a new phase of rulemaking concerning its broadcast ownership rules. The FCC sought public comments on the existing rules, including arguments and factual data on their impact on competition, localism, and diversity and held public meetings around the country on the issue of media ownership rules. The FCC 2010 quadrennial review of broadcast ownership rules is ongoing and a report and order in the proceeding was most recently delayed into 2014. It is not clear the impact that this 2010 review will have on the 2014 review period, which is expected to be completed in the near future.

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

We may be subject to fines and other penalties related to violations of FCC indecency rules and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.

We provide live news reporting that is controlled by our on-air news talent. Although our on-air talent have been professional and careful in what they say, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC.

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

On December 18, 2007, legislation was introduced to Congress under the Performance Rights Act that would require terrestrial radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. The bill was reintroduced on February 4, 2009. It is currently unknown what proposed legislation, if any, will become law, and what significance this royalty would have on our results from operations, cash flows or financial position. A similar bill, “The Free Market Royalty Act”, was introduced on September 30, 2013. As of February 20, 2014, however, neither of these bills have been passed.

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

We must comply with various federal, state and local environmental, health, safety and land use laws and regulations that have a tendency to affect broadcast facilities differently than other uses. We are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning restrictions that may affect, among other things, the ability for us to improve or relocate our radio broadcasting facilities. Historically, we have not incurred significant expenditures to comply with these laws; however, existing laws, and those that may be applied in the future, or a finding of a violation of such laws or liability, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our wellness products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA, and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our wellness products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our wellness products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.”

Any of these actions could prevent us from marketing particular wellness products or making certain claims or statements with respect to those wellness products. The FDA could also require us to remove a particular wellness product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any wellness product that we are required to remove from the market, any of which could be material. Any wellness product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

Additional or more stringent laws and regulations of dietary supplements and other wellness products have been considered from time to time. These developments could require reformulation of some wellness products to meet new standards, recalls or discontinuance of some wellness products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some wellness products, additional or different labeling, additional scientific substantiation, or other new requirements. Any of these developments could increase our costs significantly.

Our failure to comply with FTC regulations could result in substantial monetary penalties and could adversely affect our operating results.

The FTC exercises jurisdiction over the advertising of wellness products and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.

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

We may require significant financing to fund our acquisition strategy, which may not be available to us. The availability of funds under our existing senior credit facility at any time is dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot make any assurances that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material negative impact on our business and results of operations.

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under such debt.

At December 31, 2013, we and our subsidiary guarantors had approximately $291.3 million outstanding on our revolving credit facility with Wells Fargo Bank Term Loan B.

Our substantial debt may have important consequences. For instance, it could:

•	make it more difficult for us to satisfy our financial obligations,

•

require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures, acquisitions and payment of dividends;

•	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business or acquisition strategies.

The agreements governing our various debt obligations impose restrictions on our business and could adversely affect our ability to undertake certain corporate actions.

The agreements governing our debt obligations, including the agreements governing our Term Loan B, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•	incur additional debt;

•	declare or pay dividends, redeem stock or make other distributions to stockholders;

•	make investments;

•	create liens or use assets as security in other transactions;

•	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•	engage in transactions with affiliates; and

•	sell or transfer assets.

Our Term Loan B and our Revolver also require us to comply with a number of financial ratios and covenants and restricts our ability to make certain capital expenditures.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the Term Loan B and Revolver. An event of default under any of our debt agreements could permit some of our lenders, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, which could, in turn, trigger defaults under other debt obligations and the commitments of the lenders to make further extensions of credit under our Revolver could be terminated. If we were unable to repay debt to our lenders, or are otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

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

Salem Web Network

Salem Web Network operates from leased office facilities in Richmond, Virginia; Arlington, Virginia; and Nashville, Tennessee. The lease agreements range from one to ten years remaining on the lease term. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.

Salem Publishing

Salem Publishing operates from leased office facilities in Nashville, Tennessee and Orlando, Florida. The lease agreements range from one to ten years remaining on the lease term. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.

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

The company’s Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On February 20, 2014, the company had approximately 42 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 19,487,403 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2012				2013
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High (mid-day)	$4.85	$5.70	$5.73	$6.00	$8.40	$10.14	$8.50	$9.50
Low (mid-day)	$2.35	$4.25	$4.64	$4.62	$5.19	$7.00	$7.20	$7.53

There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

The actual declaration of dividends and distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. On September 12, 2013, our Board of Directors decided to review distributions on a quarterly basis, rather than an annual basis.

On November 20, 2013, we announced a quarterly distribution in the amount of $0.0550 per share on Class A and Class B common stock. The quarterly distribution of $1.4 million, or $0.0550 per share of Class A and Class B common stock, was paid on December 27, 2013 to all common stockholders of record as of December 10, 2013.

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

The following table shows distributions that have been declared and paid since January 1, 2012:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
November 20, 2013	December 27, 2013	$0.0550	$1,376
September 12, 2013	October 4, 2013	$0.0525	1,308
May 30, 2013	June 28, 2013	$0.0500	1,240
March 18, 2013	April 1, 2013	$0.0500	1,234
November 29, 2012	December 28, 2012	$0.0350	854
August 30, 2012	September 28, 2012	$0.0350	854
May 31, 2012	June 21, 2012	$0.0350	854
March 7, 2012	March 30, 2012	$0.0350	850

While we intend to review distributions payments on a quarterly basis, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. Based on the number of shares of Class A and Class B common stock currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $5.5 million.

Our sole source of cash available for making any future distributions is our operating cash flow subject to our Term Loan B and Revolver, which contain covenants that restrict the payment of dividends and distributions unless certain specified conditions are satisfied.

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

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the separation of our non-broadcast segment into two operating segments, Internet and Publishing and the reporting of discontinued operations.

Due to growth within our Internet operations, including the March 2011 acquisition of WorshipHouseMedia.com discussed in Note 3, our Internet segment qualified for disclosure as a reportable segment as of 2011. In December 2011, due to operating results that were below expectations, we ceased operations of Samaritan Fundraising. All employees of the entity were terminated as of December 31, 2011. The Statements of Operations Data for all periods presented were updated to reflect the operating results of Samaritan Fundraising as a discontinued operation. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as assets of discontinued operations for each applicable period presented.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcast revenue	$172,055	$174,933	$178,731	$183,180	$183,697
Net Internet and e-commerce revenue	16,232	20,104	27,304	33,474	40,906
Net publishing revenue	10,926	11,421	12,131	12,525	12,331

Total revenue	199,213	206,458	218,166	229,179	236,934
Operating expenses:
Broadcast operating expenses	108,106	110,421	115,482	120,772	122,862
Internet operating expenses	13,361	16,722	20,889	25,145	28,378
Publishing operating expenses	10,237	11,226	11,475	12,288	13,289
Corporate expenses	14,005	16,613	17,503	18,892	21,430
Depreciation and amortization	15,120	14,588	14,971	14,647	15,262
Cost of denied tower site, abandoned projects and terminated transactions	1,111	—	—	—	—
Impairment of indefinite-lived long-term assets other than goodwill	27,409	—	—	88	1,006
Impairment of goodwill	587	—	—	—	438
Impairment of long-lived assets	—	—	—	6,808	—
(Gain) loss on the sale or disposal of assets	1,676	255	(4,153)	49	(264)

Total operating expenses	191,612	169,825	176,167	198,689	202,401
Operating income from continuing operations	7,601	36,633	41,999	30,490	34,533
Other income (expense):
Interest income	290	183	344	106	68
Interest expense	(20,079)	(30,297)	(27,665)	(24,911)	(16,892)
Change in fair value of interest rate swaps	(781)	—	—	—	3,177
Gain on bargain purchase	1,634	—	—	—	—
Loss on early retirement of long-term debt	(1,050)	(1,832)	(2,169)	(1,088)	(27,795)
Net miscellaneous income and (expenses)	(88)	(16)	(40)	79	18

Total other expense, net	(20,074)	(31,962)	(29,530)	(25,814)	(41,424)
Income (loss) from continuing operations before income taxes	(12,473)	4,671	12,469	4,676	(6,891)
Provision for (benefit from) income taxes	(4,210)	2,695	6,110	153	(4,192)

Income (loss) from continuing operations	(8,263)	1,976	6,359	4,523	(2,699)
Loss from discontinued operations, net of tax	(83)	(44)	(741)	(95)	(37)

Net income (loss)	$(8,346)	$1,932	$5,618	$4,428	$(2,736)

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$(0.35)	$0.08	$0.26	$0.18	$(0.11)
Loss per share from discontinued operations	—	—	(0.03)	—	—
Net earnings (loss) per share	$(0.35)	$0.08	$0.23	$0.18	$(0.11)
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$(0.35)	$0.08	$0.26	$0.18	$(0.11)
Loss per share from discontinued operations	—	—	(0.03)	—	—
Net earnings (loss) per share	$(0.35)	$0.08	$0.23	$0.18	$(0.11)
Dividends per share	$—	$0.20	$—	$0.14	$0.21
Basic weighted average shares outstanding	23,803,864	24,086,829	24,475,102	24,577,605	24,938,075
Diluted weighted average shares outstanding	23,803,864	24,653,465	24,683,644	24,986,966	24,938,075

ITEM 6.	SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,945	$828	$67	$380	$65
Broadcast licenses	375,317	378,362	371,420	373,720	381,836
Other intangible assets, net including goodwill	22,484	25,122	28,522	33,009	32,035
Total assets	579,045	574,486	561,310	562,181	575,113
Long-term debt (including current portion)	314,047	304,527	274,803	268,980	290,793
Stockholders’ equity	197,199	196,404	203,048	206,069	201,785
Cash flows related to:
Operating activities	$39,468	$22,817	$31,757	$31,077	$28,735
Investing activities	(2,851)	(13,777)	(4,511)	(19,066)	(17,737)
Financing activities	29,481	(16,150)	(28,126)	(11,697)	(11,276)
Other Data:
Station operating income (1)	$63,949	$64,512	$63,249	$62,408	$60,835
Station operating income margin (2)	37.2%	36.9%	35.4%	34.1%	33.1%

(1)	We define station operating income as net broadcast revenue less broadcast operating expenses.
(2)	Station operating income margin is station operating income as a percentage of net broadcast revenue.

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

RECONCILIATION OF STATION OPERATING INCOME TO NET INCOME (LOSS)

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands)
Station operating income	$63,949	$64,512	$63,249	$62,408	$60,835
Plus Internet and e-commerce revenue	16,232	20,104	27,304	33,474	40,906
Plus publishing revenue	10,926	11,421	12,131	12,525	12,331
Less Internet operating expenses	(13,361)	(16,722)	(20,889)	(25,145)	(28,378)
Less publishing operating expenses	(10,237)	(11,226)	(11,475)	(12,288)	(13,289)
Less corporate expenses	(14,005)	(16,613)	(17,503)	(18,892)	(21,430)
Less depreciation and amortization	(15,120)	(14,588)	(14,971)	(14,647)	(15,262)
Less cost of denied tower site, abandoned projects and terminated transactions	(1,111)	—	—	—	—
Impairment of indefinite-lived long-term assets other than goodwill	(27,409)	—	—	(88)	(1,006)
Impairment of goodwill	(587)	—	—	—	(438)
Impairment of long-lived assets	—	—	—	(6,808)	—
Less gain (loss) on the sale or disposal of assets	(1,676)	(255)	4,153	(49)	264

Operating income from continuing operations	$7,601	$36,633	$41,999	$30,490	$34,533

Plus interest income	290	183	344	106	68
Less interest expense	(20,079)	(30,297)	(27,665)	(24,911)	(16,892)
Less change in fair value of interest rate swaps	(781)	—	—	—	3,177
Plus gain on bargain purchase	1,634	—	—	—	—
Less loss on early retirement of long-term debt	(1,050)	(1,832)	(2,169)	(1,088)	(27,795)
Less net miscellaneous income and (expenses)	(88)	(16)	(40)	79	18
Less provision for (benefit from) income taxes	4,210	(2,695)	(6,110)	(153)	4,192
Less loss from discontinued operations	(83)	(44)	(741)	(95)	(37)

Net income (loss)	$(8,346)	$1,932	$5,618	$4,428	$(2,736)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period due to acquisitions and dispositions of selected radio station assets and Internet and publishing businesses. Refer to Note 3 of our consolidated financial statements under Item 8 of this annual report for details of each of these transactions.

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

Our principal sources of Internet and e-commerce revenue include:

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

Broadcast revenues are impacted by the program rates our radio stations charge, the level of broadcast airtime sold and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We do not subscribe to traditional audience measuring services for most of our radio stations. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets, we subscribe to Nielsen Audio, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

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

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising during election years by way of political advertisements. Quarterly revenue from the sale of block programming time does not tend to vary significantly because program rates are generally set annually and are recognized on a per program basis. We currently program 40 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 27 News Talk stations, 12 Contemporary Christian Music stations, 10 Business format stations, and eight Spanish-language Christian Teaching and Talk stations. The business format features financial experts, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2013 and 2012, we sold 97%, respectively, of our broadcast revenue for cash. Our general policy is not to preempt advertising paid for in cash with advertising paid for in trade.

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

Internet & e-commerce Segment

Internet and e-commerce have been significant growth areas for Salem and continue to be a focus for future development. Salem Web Network™ (“SWN”), our Internet businesses, provides Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com, GodVine.com, Jesus.org and Bible Study Tools.com. Our conservative opinion websites include Townhall.com™ and HotAir.com. We also offer church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com. SWN’s content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States. In addition to operating our radio station websites, SWN operates Salem Consumer Products, a website offering books, DVD’s and editorial content developed by many of our on-air personalities that are available for purchase. The revenues generated from this segment are reported as Internet and e-commerce revenue on our Consolidated Statements of Operations.

SWN earns revenues from the sales of streaming services, sales of advertising, sales of videos and, to a lesser extent, sales of software, software support contracts and consumer products such as DVD’s and editorial products. The revenues of these businesses are reported as Internet and e-commerce revenue on our Consolidated Statements of Operations.

On January 10, 2014, we acquired the assets of Eagle Publishing, including HumanEvents.com, Redstate.com and Eagle Wellness. We began operating these entities as of the closing date. Human Events and RedState are conservative opinion websites that provide news and commentary on issues of interest to the conservative community. Eagle Wellness provides practical complementary health advice and is a trusted source for nutritional supplements from one of the country’s leading complementary health physicians. Supplements are available for consumer purchase online through our website.

The primary operating expenses incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) royalties, and (v) streaming costs. Beginning in 2014, our operating costs will also include cost of goods sold associated with Eagle Wellness products.

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

On January 10, 2014, we acquired the assets of Eagle Publishing, including Regnery Publishing and Eagle Financial Publications. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Laura Ingraham, Mark Steyn and Dinesh D’Souza. Book publishing revenue and cash flows are typically higher in the second and fourth quarter of each year when big titles are released.

The primary operating expenses incurred by Salem Publishing™ include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) printing and production costs, including paper costs. Beginning in 2014, our operating costs will also include cost of goods sold and inventory reserves associated with Regnery Publishing.

KNOWN TRENDS AND UNCERTAINTIES

Although radio advertising revenues have stabilized following declines that began in 2008, revenue growth remains challenged. Revenues associated with our print magazines are also challenged, not only for adverstising, but for subscriber revenues. Because Internet and e-commerce are concentrated growth areas for us, decreases in revenues in these areas could affect our operating results, financial condition and results of operations. We continue to explore opportunities in which digital media, including our Internet sites and mobile applications, and our print media, for books and magazines are used to simultaneously cross-promote our content and brand.

KEY FINANCIAL PERFORMANCE INDICATORS – SAME STATION DEFINITION

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

RESULTS OF OPERATIONS

Year Ended December 31, 2013 compared to the year ended December 31, 2012

The following factors affected our results of operations and our cash flows for the year ended December 31, 2013 as compared to the prior year:

Financing

•

On March 14, 2013, we entered into a new senior secured credit facility, consisting of the Term Loan B (“Term Loan B”) of $300.0 million and the Revolver (“Revolver”) of $25.0 million. We used the proceeds of the new facility to tender for and redeem our Terminated 9 5/8% Notes, retire all other outstanding corporate debt, and pay related fees.

•

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt.

•	On June 3, 2013, we redeemed the remaining $0.9 million of the Terminated 9 5/8% Notes that were outstanding after the Tender Offer.

•

During the year ended December 31, 2013, we repaid $8.8 million in principal on our Term Loan B. Our repayments consisted of $0.8 million on December 30, 2013, $4.0 million on September 30, 1013 and $4.0 million on June 28, 2013. We recorded a $33,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount associated with these repayments.

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

•	During the year ended December 31, 2013, we paid quarterly distributions of $5.2 million in total compared to $3.4 million in total in the prior year.

Acquisitions

•

On December 10, 2013, we acquired the Twitchy.com website for $0.9 million paid in cash upon close of the transaction and up to $1.2 million in contingent earn-out consideration payable based on the achievement of future page view targets. The fair value of the earn-out consideration based on a weighted average probability of payment was $0.6 million.

•

On December 9, 2013, we acquired the EverythingInspirational.com domain name along with fourteen Facebook pages and various other Christian-themed social media intangible assets for $0.4 million in cash. We paid $0.1 million in cash upon closing and will pay the remaining $0.3 million in cash over three installments within 180 days from the closing date.

•

On September 23, 2013, we entered into an APA to acquire radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.5 million in cash, including $0.5 million related to the KRDY-AM tower site land in San Antonio, Texas. On December 20, 2013, we closed on the land purchase for $0.5 million in cash. The radio station acquisitions closed on February 7, 2014.

•	On September 11, 2013, we acquired the GodUpdates domain for $0.3 million in cash.

•	On August 10, 2013, we acquired Christnotes.org for $0.5 million in cash.

•	On February 15, 2013, we completed the acquisition of WTOH-FM (formerly WJKR-FM), Columbus, Ohio, for $4.0 million in cash.

•

On February 5, 2013, we completed the acquisition of WGTK-FM (formerly WMUU-FM), Greenville, South Carolina, for $5.4 million, consisting of $1.0 million in cash, a $2.0 million note payable in April 2014, and a $3.0 million advertising credit. We paid the $2.0 million note, including accrued interest of $8,500 in September 2013.

Net Broadcast Revenue

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$183,180	$183,697	$517	0.3%	79.9%	77.5%
Same Station Net Broadcast Revenue	$183,050	$181,867	$(1,183)	(0.6)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2012		2013
	(Dollars in thousands)
Block program time:
National	$43,468	23.7%	$44,486	24.2%
Local	32,321	17.7	32,608	17.8

	75,789	41.4	77,094	42.0
Advertising:
National	14,200	7.8	13,840	7.5
Local	63,233	34.5	63,007	34.3

	77,433	42.3	76,847	41.8
Infomercials	6,112	3.3	4,970	2.7
Network	16,083	8.8	15,364	8.4
Other	7,763	4.2	9,422	5.1

Net broadcast revenue	$183,180	100.0%	$183,697	100.0%

Block programming revenue increased $1.3 million, of which $1.2 million was generated from national programming revenue on our Christian, Teaching and Talk format radio stations. The increase is primarily due to an increase in the number of programmers featured on-air and secondarily due to rate increases for premium time slots.

Advertising revenues for 2013 were impacted by political revenues, which were $0.4 million in 2013 compared to $2.3 million in 2012. Excluding the impact of political, advertising revenues increased by $1.3 million, primarily from national spot sales on our Contemporary Christian Music format radio stations. Rates charged in these formats are ratings-sensitive.

The decline in infomercial revenues of $1.1 million reflects our ongoing effort to rebrand our stations. We continue to promote our stations through various local events and speaking engagements. Our rebranding efforts away from infomercials are to focus on offering our listeners programming and content that is consistent with our company values.

The decline in network revenue reflects the impact of political revenues, of which $0.6 million was recognized in 2013 compared to $2.0 million in 2012. Excluding political revenues, the $0.7 million increase in network revenue reflects the increase in compensation received for network programs in select markets and increased distribution of SRN programming.

Other revenue includes a $1.3 million increase in listener purchase program revenue, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers, and a $0.2 million increase in rental revenue generated from radio tower subleases.

On a same-station basis, net broadcast revenue was impacted by the decline in political advertising with $1.0 million recognized in 2013 in local & national advertising and network revenue compared to $4.3 million in 2012.

Internet and e-commerce Revenue

	Year Ended December31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet and e-commerce Revenue	$33,474	$40,906	$7,432	22.2%	14.6%	17.3%

Internet and E-Commerce revenue increased by $8.7 million as of 2013 when excluding political revenue of $1.2 million recognized in 2012. We continue to acquire or build websites that drive viewers to our content. During 2013, we acquired Christnotes.org and GodUpdates.org, as well as recognized a full year of revenue from 2012 acquisitions of Godvine.com and SermonSpice.com. Internet revenue growth reflects a higher demand for digital advertisements, including web banners and e-mail sponsorships. Advertising revenue, including those on our station branded websites, increased $5.7 million based on higher sales volume while video and graphic downloads increased $1.7 million based on an increase in the number of downloads.

Publishing Revenue

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$12,525	$12,331	$(194)	(1.5)%	5.5%	5.2%

Publishing revenues include a $0.4 million reduction in subscription revenue with our print magazines as a result of a lower number of subscribers partially offset by higher book sales volume on Xulon Press.

Broadcast Operating Expenses

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$120,772	$122,862	$2,090	1.7%	52.7%	51.9%
Same Station Broadcast Operating Expenses	$120,524	$120,970	$446	0.4%

Higher broadcast operating expenses reflect a $1.8 million increase in personnel related costs including commissions, a $0.5 million increase in promotional and event expenses, a $0.3 million increase in facility related expenses due to the addition of the Greenville, South Carolina market and rent escalations based on changes in the Consumer Price Index, a $0.3 million increase in bad debt expense associated with higher revenues, and a $0.1 million increase in production and programming expenses, offset by a $0.8 million decrease in advertising expenses and a $0.1 million decrease in travel and entertainment expenses. The increase in broadcast operating expenses on a same-station basis reflects these items net of the impact of start-up costs associated with format changes and station launches.

Internet Operating Expenses

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$25,145	$28,378	$3,233	12.9%	11.0%	12.0%

Internet operating expenses reflect higher variable expenses associated with higher revenues, including a $1.4 million increase in personnel related costs that includes commissions, a $0.9 million increase in royalties, a $0.6 million increase in streaming and hosting expense, a $0.1 million increase in bad debt expense associated with higher revenues and a $0.1 million increase in professional services, partially offset by a $0.3 million decline in discretionary advertising expenses. The decline in discretionary advertising expenses is due to the nature and timing of various campaigns and events. We intend to continue investing in our brands through strategic advertising.

Publishing Operating Expenses

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$12,288	$13,289	$1,001	8.1%	5.4%	5.6%

Publishing operating expenses reflect a $0.5 million increase in personnel related costs including commissions associated with higher revenues from Xulon Press and a $0.5 million increase in bad debt expense, also associated with higher revenues from Xulon Press.

Corporate Expenses

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$18,892	$21,430	$2,538	13.4%	8.2%	9.0%

Corporate expenses include shared general and administrative services. The increase over the same period of the prior year reflects a $0.3 million increase in stock-based compensation expense based on restricted share awards granted in 2013 that vested immediately, a $1.0 million increase in personnel related costs, a $0.4 million increase in travel and entertainment expense, a $0.2 million increase in facility related costs, a $0.2 million increase in computer software and maintenance, a $0.1 million increase in acquisition related costs and legal fees, a $0.1 million increase in professional related services and a $0.1 million increase in repair and maintenance expenses.

Depreciation Expense

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$12,343	$12,448	$105	0.9%	5.4%	5.3%

Depreciation expense increased slightly due to acquisition activity during 2013.

Amortization Expense

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,304	$2,814	$510	22.1%	1.0%	1.2%

Amortization expense increased due to the intangible assets recognized in the latter part of 2012 from our purchases of Godvine.com, SermonSpice.com and Churchangel.com. The intangible assets include advertising agreements, customer lists and domain names with useful lives that range between one and five years.

Impairment of indefinite-lived long-term assets other than goodwill

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived long-term assets other than goodwill	$88	$1,006	$918	1,043.2%	—%	0.4%

Due to actual operating results that did not meet or exceed the expectations and assumptions used in our prior estimates of fair value, we performed an interim valuation of our mastheads as of June 30, 2013. Based on our reductions in projected revenue growth and an increase in the discount rate from 8.5% to 9.0%, we determined that the carrying value of the mastheads were less than their estimated fair value. We recorded an impairment charge of $0.3 million associated with the mastheads. During our annual testing, we recorded an additional $0.7 million impairment charge based on further reductions in the projected revenue growth and an increase in the discount rate from 9.0% to 9.5%. These impairments were driven by declines in revenue associated with our print magazines and are a trend in the industry as a whole that is not unique to our operations.

Impairment of goodwill

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of goodwill	$—	$438	$438	100.0%	—%	0.2%

Based on the impairments recognized to the value of our mastheads, we could not conclude that it was more likely than not that goodwill associated with our magazine publishing unit was not impaired. We obtained an independent fair value of our magazine publishing unit as a whole as of June 2013. Based on this valuation, we determined that the carrying value of the goodwill was less than the implied value of goodwill as of that date and we recorded an impairment charge of $0.4 million. Based on the subsequent impairment of the fair value of mastheads, the carrying value of goodwill associated with our magazine publishing unit was not at risk of impairment as of our annual testing period. There were no indications of impairment present during the period ending December 31, 2013.

Impairment of long-lived Assets

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of long-lived Assets	$6,808	$—	$(6,808)	(100.0)%	3.0%	—%

During June 2012, based on changes in managements’ planned usage, land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with this land based on the estimated sale price. In December 2012, after several purchase offers for the land were terminated, we obtained an independent third party valuation for the land. Based on this independent fair value appraisal, we recorded an additional $1.2 million impairment charge associated with the land. There were no indications of impairment present during the period ending December 31, 2013 and it is our intent to continue to pursue the sale of this land.

(Gain) loss on the sale or disposal of assets

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$49	$(264)	$(313)	(638.8)%	—%	(0.1)%

The net gain on the sale or disposal of assets for the year ended December 31, 2013 includes a $0.4 million pre-tax gain on the partial sale of land in our Cleveland market and $0.1 million of insurance proceeds for damages at one of our stations offset by various fixed asset and equipment disposals. The net loss on disposal of assets for the same period of the prior year, includes a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island and a $0.6 million gain from insurance proceeds for repairs of storm damage in our New York market, partially offset by various fixed asset and equipment disposals including an additional loss associated with the write-off of a receivable from a prior station sale.

Other income (expense)

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$106	$68	$(38)	(35.8)%	—%	—%
Interest Expense	(24,911)	(16,892)	8,019	(32.2)%	(10.9)%	(7.1)%
Change in the fair value of interest rate swaps	—	3,177	3,177	100.0%	—%	1.3%
Loss on early retirement of long-term debt	(1,088)	(27,795)	(26,707)	2,454.7%	(0.5)%	(11.7)%
Net miscellaneous income and (expenses)	79	18	(61)	(77.2)%	—%	—%

Interest income represents earnings on excess cash. Interest expense reflects a decrease of $8.0 million due to the lower cost of capital under our Term Loan B as compared to our Terminated 9 5/ 8% Notes which were primarily repurchased in March 2013 in the Tender Offer. The change in the fair value of interest rate swaps reflect the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013.

The loss on early retirement of long-term debt for the year ended December 31, 2013 includes the unamortized discount associated with the two $4.0 million repayments of our Term Loan B, $26.9 million from the repurchase and redemption of $212.6 million of the then outstanding Terminated 9 5/8% Notes, and $0.9 million associated with the termination of our then existing credit facilities in conjunction with the Term Loan B and Revolver entered into on March 14, 2013. Loss on early retirement of debt of $1.1 million for the year ended December 31, 2012 represents the redemptions at a price equal to 103% of the face value and open market repurchases in each period of principal amounts of the Terminated 9 5/8% Notes.

Net miscellaneous income and expenses relates to royalty income from our real estate properties.

Provision for (benefit from) income taxes

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$153	$(4,192)	$(4,345)	(2,839.9)%	0.1%	(1.8)%

In accordance with FASB ASC Topic 740 “Income Taxes,” our benefit from income taxes was $4.2 million for the year ended December 31, 2013 compared to a tax provision of $0.2 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 60.8% for the year ended December 31, 2013 compared to 3.3% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss from discontinued operations, net of tax

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(95)	$(37)	$58	(61.1)%	—%	—%

The loss from discontinued operations for the years ended December 31, 2012 and 2013 reflect expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (loss)

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$4,428	$(2,736)	$(7,164)	(161.8)%	1.9%	(1.2)%

The decrease in net income reflects the increase of a $26.7 million loss on early retirement of long-term debt and a $3.7 million increase in operating expenses offset by the favorable impact of a $7.7 million increase in total revenue, a $8.0 million decrease in interest expense, a $3.2 million benefit from the change in the fair value of our interest rate swap and a $4.4 million decrease in income tax expense.

Year ended December 31, 2012 compared to year ended December 31, 2011

The following factors affected our results of operations for the year ended December 31, 2012 as compared to the prior year:

Financing

•

On December 12, 2012, we redeemed $4.0 million of the Terminated 9 5/8% Notes for $4.1 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.2 million pre-tax loss on the early retirement of debt, including approximately $17,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

•

On June 1, 2012, we redeemed $17.5 million of the Terminated 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

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

Acquisitions

•

On October 1, 2012, we completed the acquisition of Godvine.com for $4.2 million. Godvine.com is a Christian video website and media platform that increases our online presence and offers significant exposure on Facebook with now over 3.3 million Facebook fans. We believe that the addition of Godvine.com makes SWN the largest online destination for Christian content with an average of 5.8 million unique visits per month.

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

Block programming revenue increased $1.8 million, of which $2.0 million was generated by our national programming revenue on our Christian, Teaching and Talk format radio stations due primarily to an increase in the number of programmers featured on-air during the year and secondarily to rate increases.

Advertising revenues were favorably impacted by political revenues recognized in 2012 of $2.3 million compared to$0.2 million in 2011. Excluding political revenue, advertising revenues decreased by $1.5 million, primarily from national spot sales on our Contemporary Christian Music format radio stations. Advertising rates charged for these radio station formats are ratings-sensitive.

The decline in infomercial revenues of $0.2 million reflects our ongoing effort to rebrand our stations. We continue to promote our stations through various local events and speaking engagements. Our rebranding efforts away from infomercials are focused on offering our listeners programming and content consistent with our company values.

The increase in network revenue reflects the favorable impact of political revenues, of which $2.0 million was recognized in 2012 compared to $0.7 million in 2011. Excluding political revenues, the $0.7 million decrease in network revenue reflects lower program distribution given the demand for political advertisements.

Other revenue included a $0.5 million increase in event revenue and a $0.4 million dollar increase in listener purchase program revenue, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers.

On a same-station basis, political revenues associated with the elections in 2012 also favorably impacted broadcast revenues.

Internet and e-commerce Revenue

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet and e-commerce Revenue	$27,304	$33,474	$6,170	22.6%	12.5%	14.6%

Increases in Internet revenue reflected improving overall economic conditions, a higher demand for Internet advertisements, and growth from our Internet acquisitions that typically generate revenues across all of our web-based platforms. Banner advertisements and e-mail sponsorships, including banners on our radio station branded websites, increased $4.5 million, including $0.9 million of political revenue, due primarily to higher demand for placement from advertisers and secondarily to rate increases. Video and graphic downloads increased $1.6 million over the prior year due to higher volumes.

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

Broadcast Operating Expenses

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$115,482	$120,772	$5,290	4.6%	52.9%	52.7%
Same Station Broadcast Operating Expenses	$114,930	$119,745	$4,815	4.2%

Broadcast operating expenses increased due to higher variable expenses associated with higher revenues, including a $3.3 million increase in personnel-related costs including commissions and new local talent, a $0.8 million increase in facility related costs, a $0.4 million increase in advertising expenses, a $0.5 million increase in production and programming costs, a $0.1 million increase in LMA fees, and a $0.2 million increase in music license fees partially offset by a reduction in bad debt expense of $0.4 million. The increase in broadcast operating expenses on a same-station basis reflected these items net of the impact of start-up costs associated with format changes and station launches.

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

Operating expenses for Xulon Press increased due to higher variable costs associated with revenue growth. These costs included an increase of $0.8 million in personnel-related costs including commissions and a $0.1 million increase in advertising expense. This was offset by a decrease in our publishing printing costs associated with reduced distribution levels of our print magazines.

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

Depreciation expense decreased slightly due to approximately $1.4 million of computer software and website development costs acquired in 2008 that were fully depreciated during the prior year offset by a $0.5 million net increase in capital expenditures placed in service during the current year as well as the composite of current year acquisitions. During 2012, we acquired approximately $0.5 million of buildings and towers with longer estimated useful lives of thirty to thirty-five years compared to the prior year in which computer software and website development costs were recorded with useful lives of three years.

Amortization Expense

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,451	$2,304	$(147)	(6.0)%	1.1%	1.0%

The decrease in amortization expense reflected the impact of higher amortization recognized during 2011 for intangibles, such as advertising agreements, customer lists and domain names that were acquired during that year and prior years with useful lives ranging from one to five years.

Impairment of indefinite-lived long-term assets other than goodwill

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived long-term assets other than goodwill	$—	$88	$88	100.0%	—%	—%

Based on actual operating results that did not meet or exceed the expectations and assumptions used in our prior estimates of fair value, we performed an interim valuation of our mastheads as of June 30, 2012. Based on our reduction of projected revenues, we determined that the carrying value of the mastheads were less than their estimated fair value and we recorded an impairment charge of $0.1 million. The impairment was driven by declines in revenue associated with print magazines, which was indicative of the industry as a whole and not unique to our operations.

Impairment of Long-Lived Assets

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$—	$6,808	$6,808	100.0%	—%	3.0%

During June 2012, based on changes in managements’ planned usage, land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with this land based on the estimated sale price. In December 2012, after several purchase offers for the land were terminated, we obtained an independent third party valuation of the land. Based on this independent fair value appraisal, we recorded an additional $1.2 million impairment charge associated with the land.

(Gain) Loss on the sale or disposal of assets

	Year Ended December 31,
	2011	2012	Change $	Change %		2011	2012
	(Dollars in thousands)					% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$(4,153)	$49	$4,202	(101.2	) %	(1.9)%	—%

The net loss on disposal of assets for the twelve months ended December 31, 2012, included a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island and a $0.6 million gain from insurance proceeds for repairs of storm damage in our New York market, partially offset by various fixed asset and equipment disposals including an additional loss associated with the write-off of a receivable from a prior station sale. The net gain on disposal of assets for the same period of the prior year included a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, partially offset by various fixed asset and equipment disposals.

Other income (expense), net

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$344	$106	$(238)	(69.2)%	0.2%	—%
Interest Expense	(27,665)	(24,911)	2,754	(10.0)%	(12.7)%	(10.9)%
Loss on early retirement of long-term debt	(2,169)	(1,088)	1,081	(49.8)%	(0.9)%	(0.5)%
Net miscellaneous income and (expenses)	(40)	79	119	(297.5)%	—%	—%

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

In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $0.2 million for the year ended December 31, 2012 compared to a tax provision of $6.1 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 3.3% for the year ended December 31, 2012 compared to 49.0% for the same period of the prior year. The effective tax rate for each period differed from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards. During the year ended December 31, 2012, we released a portion of the reserve related to state income taxes for which the statute of limitations has expired. In addition, we have re-evaluated our position related to the reasoning for establishing the reserve and determined that additions to the reserve are no longer applicable. Accordingly, as the statute of limitations expires for each tax year, an additional portion of the reserve will be released.

Income (loss) from discontinued operations, net of tax

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Income (loss) from discontinued operations, net of tax	$(741)	$(95)	$646	(87.2)%	(0.3)%	—%

The loss from discontinued operations of $0.7 million and $0.1 million, respectively, for the years ended December 31, 2012 and 2011 reflected expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

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

Year ended December 31, 2013 compared to year ended December 31, 2012

STATION OPERATING INCOME. SOI decreased $1.6 million, or 2.5%, to $60.8 million for the year ended December 31, 2013 compared to $62.4 million for the same period of the prior year as a result of the changes in net broadcast revenue and broadcast operating expense explained above. As a percentage of net broadcast revenue, SOI decreased to 33.1% for the year ended December 31, 2013 from 34.1% for the same period of the prior year. On a same station basis, SOI decreased $1.6 million, or 2.6%, to $60.9 million for the year ended December 31, 2012 from $62.5 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 33.5% for the year ended December 31, 2013, compared to 34.2% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to net income as presented in our financial statements for the years ended December 31, 2012 and 2013:

	Year Ended December 31,
	2012	2013
	(Dollars in thousands)
Station operating income	$62,408	$60,835
Plus Internet and e-commerce revenue	33,474	40,906
Plus publishing revenue	12,525	12,331
Less Internet operating expenses	(25,145)	(28,378)
Less publishing operating expenses	(12,288)	(13,289)
Less corporate expenses	(18,892)	(21,430)
Less depreciation and amortization	(14,647)	(15,262)
Less impairment of indefinite-lived long-term assets other than goodwill	(88)	(1,006)
Less impairment of goodwill	—	(438)
Less impairment of long-lived assets	(6,808)	—
Less gain (loss) on the sale or disposal of assets	(49)	264

Operating income from continuing operations	$30,490	$34,533
Plus interest income	106	68
Less interest expense	(24,911)	(16,892)
Less change in fair value of interest rate swaps	—	3,177
Less loss on early retirement of long-term debt	(1,088)	(27,795)
Less net miscellaneous income and (expenses)	79	18
Less provision for (benefit from) income taxes	(153)	4,192
Less income (loss) from discontinued operations	(95)	(37)

Net income (loss)	$4,428	$(2,736)

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

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to net income as presented in our financial statements for the years ended December 31, 2011 and 2012:

	Year Ended December 31,
	2011	2012
	(Dollars in thousands)
Station operating income	$63,249	$62,408
Plus Internet and e-commerce revenue	27,304	33,474
Plus publishing revenue	12,131	12,525
Less Internet operating expenses	(20,889)	(25,145)
Less publishing operating expenses	(11,475)	(12,288)
Less corporate expenses	(17,503)	(18,892)
Less depreciation and amortization	(14,971)	(14,647)
Less impairment of indefinite-lived long-term assets other than goodwill	—	(88)
Less impairment of long-lived assets	—	(6,808)
Less gain (loss) on the sale or disposal of assets	4,153	(49)

Operating income from continuing operations	$41,999	$30,490
Plus interest income	344	106
Less interest expense	(27,665)	(24,911)
Less loss on early retirement of long-term debt	(2,169)	(1,088)
Less net miscellaneous income and (expenses)	(40)	79
Less provision for (benefit from) income taxes	(6,110)	(153)
Less income (loss) from discontinued operations	(741)	(95)

Net income	$5,618	$4,428

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to acquisitions and upgrades of radio station and network assets, contingent consideration, revenue recognition, allowance for doubtful accounts, goodwill and other non-intangible assets, uncertain tax positions, valuation allowance (deferred taxes), long-term debt and debt covenant compliance, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounting for contingent consideration

Acquisitions may include contingent consideration, the fair value of which is estimated on the acquisition date as the present value of the expected contingent payments, determined using weighted probabilities of possible payments. As discussed, future page views are the basis for calculating the contingent consideration associated with our acquisition of Twitchy.com in December 2013. The unobservable inputs to the determination of the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet these page view targets and discount rates used in the calculation. Should the actual page views generated by the acquired business increase or decrease as compared to our assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue included in broadcast revenue for the years ended December 31, 2011, 2012 and 2013 was approximately $5.2 million, $5.3 million and $5.6 million, respectively, and barter expenses were approximately the same as barter revenue for each period.

Allowance for doubtful accounts

Our allowance for doubtful accounts is evaluated on a monthly basis and is recorded based on our historical collection experience, the age of the receivables, specific customer information and economic conditions. We also review outstanding balances on an account-specific basis. In general, past due receivable balances are not written-off until all of our collection efforts have been unsuccessful, including use of a recovery agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Approximately 70% of our total assets as of December 31, 2013, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses are renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350).” Under ASU 2012-02, we have the option to assess whether it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that impairment exists, we are required to perform a quantitative analysis to estimate the fair value of the assets. The qualitative assessment requires significant judgment in considering events and circumstances that may affect the estimated fair value of our indefinite-lived intangible assets and to weigh these events and circumstances by what we believe to be the strongest to weakest indicator of potential impairment. ASU 2012-02 is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the provisions of ASU 2012-02 as of our 2012 annual testing period.

ASU 2012-02 provides examples of events and circumstances that could affect the estimated fair value of indefinite-lived intangible assets; however, the examples are not all-inclusive and are not by themselves indicators of impairment. We considered these events and circumstances, as well as other external and internal considerations. Our analysis, in order of what we consider to be the strongest to weakest indicators of impairment include: (1) the difference between any recent fair value calculations and the carrying value; (2) financial performance, such as station operating income, including performance as compared to projected results used in prior estimates of fair value; (3) macroeconomic economic conditions, including limitations on accessing capital that could affect the discount rates used in prior estimates of fair value; (4) industry and market considerations such as a declines in market-dependent multiples or metrics, a change in demand, competition, or other economic factors; (5) operating cost factors, such as increases in labor, that could have a negative effect on future expected earnings and cash flows; (6) legal, regulatory, contractual, political, business, or other factors; (7) other relevant entity-specific events such as changes in management or customers; and (8) any changes to the carrying amount of the indefinite-lived intangible asset.

Broadcast licenses

The unit of accounting we use to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. For our 2012 annual tests, we performed a qualitative assessment for all of our market clusters and a qualitative assessment for the twelve market clusters that were more likely than not to have an impairment. Our 2012 fair value estimates were prepared using the start-up income approach to estimate the fair value of the broadcast license. The start-up-income approach measures the expected future economic benefits that the broadcast licenses provide and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license. The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values and the risk-adjusted discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years, which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts. We did not record an impairment of our broadcast licenses during 2012.

For our 2013 annual tests, we also performed a qualitative assessment for all of our market clusters. We reviewed the significant assumptions applicable to our 2012 fair value estimates to assess if events and circumstances have occurred that could affect the significant inputs used in these fair value estimates. We reviewed each of the key estimates and assumptions and determined that there have been no significant changes that would need to be applied to a hypothetical start-up station in order to estimate the fair value. Projected revenues, operating profit margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values and the risk-adjusted discount rate are consistent with those applied in the 2012 testing period. We also reviewed internal benchmarks and economic performance for each of our markets to conclude that we could reasonably rely upon the 2012 fair value estimates and assumptions as a starting point to our qualitative analysis.

We calculated the amount by which the 2012 estimated fair values exceeded our carrying amounts to calculate the excess of fair value. We concluded that markets with broadcast licenses with a 25% or more excess of the estimated fair value over the carrying value were not likely to be impaired. We believe based on our analysis and review, including the financial performance of each market, that a 25% excess fair value margin is conservative and reasonable in the qualitative analysis. We determined that nine of the twelve markets for which a 2012 fair value was obtained were subject to further testing. The table below presents the percentage within a range by which our prior year start-up income estimated fair value exceeded the carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2013 Percentage Range By Which 2012 Estimated Fair Value Exceeds Carrying Value
	<25%	>26-30%	>30% to 75%	> than 75%
Number of market clusters	9	1	2	—
Broadcast license carrying value (in thousands)	$217,111	$18,501	$13,577	$—

Our qualitative review also included a review of the financial results of each market cluster. Radio station are often sold on the basis of a multiple of projected cash flow, or station operating income less station operating expenses (“SOI”). Numerous trade organizations and analysts review these radio stations sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of transactions, we believe industry benchmarks to be in the six to seven times cash flow range. Based our analysis, we determined that an SOI benchmark of four would be a conservative indicator of fair value. We determined that eight of the remaining markets were subject to further testing. The table below presents the percentage within a range by which our estimated fair value as a multiple of SOI exceeded the carrying value of our broadcasting licenses for these market clusters:

	Geographic Market Clusters as of December 31, 2013 Percentage Range By Which SOI Estimated Fair Value Exceeds Carrying Value
	<5%	>6-10%	>11% to 40%	> than 40%
Number of market clusters	8	1	4	8
Broadcast license carrying value (in thousands)	$51,850	$2,402	$61,354	$21,835

We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to perform an appraisal of the indefinite-lived intangible asset(s). Bond & Pecaro utilized an income approach to value broadcast licenses. The income approach measures the expected economic benefits that the broadcast licenses provides and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses are held by hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license. The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, and a discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2011	December 31, 2012	December 31, 2013
Discount rate	9.0%	9.0%	9.0%
Operating profit margin ranges	3.8% - 36.3%	5.1% - 35.5%	4.1% - 37.5%
Long-term market revenue growth rate ranges	1.0% - 4.0%	0.3% - 15.0%	1.0% - 2.5%

The table below presents the results of our quantitative analysis for 17 market clusters as of the 2013 annual testing period.

Market Cluster	Excess Fair Value 2013 Estimate
Atlanta, GA	13.6%
Boston, MA	6.9%
Chicago, IL	6.4%
Cleveland, OH	4.6%
Colorado Springs, CO	82.5%
Columbus, OH	6.0%
Dallas, TX	10.9%
Detroit, MI	2.9%
Greenville, SC (NEW)	8.5%
Honolulu, HI	6.3%
Los Angeles, CA	107.4%
Louisville, KY	8.0%
Minneapolis, MN	85.8%
Omaha, NE	1.1%
Phoenix, AZ	17.4%
Portland, OR	6.9%
Sacramento, CA	1.6%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast licenses as of the annual testing period ending December 31, 2013. Based on prior tests, we determined that no impairments of our broadcast licenses were necessary for years ending December 31, 2012 and 2011, respectively.

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

We have regularly performed quantitative reviews of mastheads based on the low margin by which our estimated fair values exceed our carrying value and actual operating results that do not meet or exceed our expectations. We engaged Bond & Pecaro, an independent third-party appraisal firm, to estimate the fair value of our mastheads using an income-based approach. The income-based approach utilized an estimated royalty stream that measures a cost savings to the business because it does not have to pay a royalty to use the owned trade name and content. The analysis assumes that the assets are employed by a typical market participant in their highest and best use. A discounted cash flow method is applied to calculate the estimated fair value of our mastheads, the key estimates and assumptions to which are as follows:

Mastheads	December 31, 2011	Interim June 30, 2012	December 31, 2012	Interim June 30, 2013	December 31, 2013
Discount rate	8.5%	8.5%	8.5%	9.0%	9.5%
Projected revenue growth ranges	1.5% - 2.50%	1.5% - 2.50%	1.5% - 3.0%	1.0% - 2.8%	1.2% - 2.5%
Royalty growth rate	3.0%	3.0%	3.0%	3.0%	2.0%

As of our June 2012 interim testing period, the estimated fair value of our mastheads exceeded our carrying value by 1.7%. As of our 2012 annual testing, we recorded an impairment charge associated with mastheads of $0.1 million driven by a reduction in projected net revenues. For the interim testing performed as of June 2013, projected revenue growth rates were lowered based on failure of the print magazine segment to achieve the amounts previously projected. Based on these lower actual and projected growth rates. we recorded an impairment of $0.3 million as of June 2013. During our 2013 annual testing, our royalty rate was lowered to 2.0% from the 3.0% industry standard based on gross margins associated with the segment. Additionally, the discount rate was raised from 9.0% to 9.5% based on risks associated with print magazines. We recorded an additional $0.3 million impairment charge associated with mastheads because of these changes. The primary driver of our impairments is the reduction of revenues, which are prevalent throughout the print magazines industry and is not unique to our operations.

Goodwill—Broadcast

We adopted ASU 2011-08, “Testing Goodwill for Impairment” as of our 2012 annual testing period. As a result, beginning in 2012, the first step of our impairment tests for goodwill is a thorough assessment of qualitative factors to determine if events or circumstances indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required. The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. Eleven of our 32 market clusters and our networks have goodwill associated with them as of our annual testing period ending December 31, 2013 compared to nine of our 31 markets as of the annual testing period ending December 31, 2012.

The first step of our review included an assessment to determine if events and circumstances have occurred that could affect the significant inputs used in our fair value estimates. We estimated fair values using a market and income approach and compared the estimated fair value of each market cluster to its carrying value including goodwill. Under the market approach, we applied a multiple of four to each market clusters’ station operating income (“SOI”) to calculate the estimated fair value. As described above, we believe that an SOI benchmark of four would be a conservative indicator of fair value. Under the income approach, we utilized a discounted cash flow method to calculate the estimated fair value of the accounting unit. The discounted cash flow method incorporates the cumulative present value of the net after-tax cash flows projected for each market assuming that it is a hypothetical start-up station. The key estimates and assumptions used in the start-up income valuation of our broadcast market clusters for each testing period are as follows:

	December 31,
Goodwill –Broadcast Market Clusters	2011	2012	2013
Discount rate	9.0%	9.0%	9.0%
Operating profit margin ranges	3.8% - 38.0%	5.1% - 35.5%	4.1% - 37.5%
Long-term market revenue growth rate ranges	1.0% - 4.0%	0.3% -15.0%	1.0% - 2.5%

If the carrying amount, including goodwill, exceeded the estimated fair value of the market cluster, an indication exists that the amount of goodwill attributed to that market cluster may be impaired. When we have indication of impairment, we perform a second step to determine the amount of any impairment. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to determine the enterprise value of four of our market clusters in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

Enterprise Valuations	December 31, 2011 Broadcast Market Clusters	December 31, 2012 Broadcast Market Clusters	December 31, 2013 Broadcast Market Clusters
Discount rate	9.0%	9.0%	9.0%
Operating profit margin ranges	6.8% - 45.4%	16.9% - 49.2%	11.9% - 44.7%
Long-term revenue market growth rate ranges	1.5% - 3.5%	1.0% - 3.5%	1.0% - 2.5%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast goodwill as of the annual testing period ending December 31, 2013. Based on prior tests, we determined that no impairments of our broadcast goodwill were necessary for years ending December 31, 2012 and 2011, respectively. The estimated fair value of our networks exceeded the carrying value by 63%, 113.0% and 101.6% for each of the annual testing periods ending December 31, 2013, 2012 and 2011, respectively. The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2013 Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 1%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	4	1	3	3
Carrying value including goodwill (in thousands)	$28,952	$17,978	$45,375	$45,152

	Broadcast Market Clusters as of December 31, 2012 Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	2	1	1	5
Carrying value including goodwill (in thousands)	$18,836	$1,423	$10,506	$132,645

	Broadcast Market Clusters as of December 31, 2011 Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	1	2	3	2
Carrying value including goodwill (in thousands)	$9,877	$17,487	$68,506	$5,178

Goodwill – Internet & Publishing

During 2012, we adopted ASU 2011-08, “Testing Goodwill for Impairment.” As a result, beginning in 2012, the first step of our impairment tests for goodwill is a thorough assessment of qualitative factors to determine if events or circumstances indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required. The units of accounting we use to test goodwill in our Internet business include Townhall.com and Salem Web Network. The operating results for Salem Web Network reflect the operating results and cash flows for all of our Internet sites exclusive of Townhall.com. We also separate our publishing business into two accounting units. The first publishing accounting unit is the magazine unit, which operates and produces all publications from a stand-alone facility, under one general manager, with operating results and cash flows of all publications reported on a combined basis. The second accounting unit is our book publishing division, Xulon Press, which also operates from a stand-alone facility, under one general manager who is responsible for the separately stated operating results and cash flows. Four of these accounting units have goodwill associated with them as our annual testing period.

We have regularly performed quantitative reviews of goodwill associated with our print magazine unit based on the low margin by which our estimated fair values exceed our carrying value including goodwill and actual operating results that do not meet or exceed our expectations. We engaged Bond & Pecaro, an independent third-party appraisal firm, to estimate the enterprise value of our business unit in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

Enterprise Valuation	December 31, 2011	Interim June 30, 2012	December 31, 2012	Interim June 30, 2013	December 31, 2013
	(Internet)	(Publishing)	(Internet &Publishing)	(Publishing)	(Publishing)
Discount rate	13.5%	8.5%	8.5% -13.5%	9.0%	9.5%
Operating profit margin ranges	18.4 - 22.0%	1.4% - 7.5%	0.5% - 22.0%	0.9% - 6.0%	(0.5%) - 6.0%
Long-term revenue market growth rate ranges	3.0%	1.5%	1.5% -3.0%	1.5% - 2.8%	1.5% - 6.1%

Based on our review and analysis of the enterprise estimated fair value, we recorded a $0.4 million impairment charge associated with the print magazine goodwill as of the June 2013 interim testing period. This impairment was driven by lower projected profit margins based on the failure of the print magazine segment to achieve the amounts previously projected. Additionally, the discount rate was raised from 9.0% to 9.5% based on risks associated with print magazines. The reduction of revenue in the print magazine segment is prevalent throughout the print magazine industry and is not unique to our operations. No impairment charges were necessary as of the annual testing periods ending December 31, 2013, 2012 and 2011. The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Internet and Publishing Accounting units as of December 31, 2013 Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	2	—	2	—
Carrying value including goodwill (in thousands)	$28,707	$—	$5,107	$—

	Internet and Publishing Accounting units as of December 31, 2012 Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	—	—	2	2
Carrying value including goodwill (in thousands)	$—	$—	$28,722	$2,103

	Internet and Publishing Accounting units as of December 31, 2011 Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	1	1	1	1
Carrying value including goodwill (in thousands)	$1,123	$3,764	$22,757	$(46)

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2009 through 2012.

Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings. Included in the $2.1 million accrual was $0.1 million in related interest, net of federal income tax benefits. During 2011, we recognized a net increase of $0.2 million in liabilities and at December 31, 2011, had $3.8 million in liabilities for unrecognized tax benefits. During 2012, we recognized a net decrease of $2.5 million in liabilities and at December 31, 2012, had $1.3 million in liabilities for unrecognized tax benefits. During 2013, we recognized a net decrease of $0.4 million in liabilities and at December 31, 2013, had $0.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.01 million accrued for the related interest, net of federal income tax benefits and $0.02 million for the related penalties recorded in income tax expense on our Consolidated Statements of Operations. Management expects an additional reduction of $0.4 million in the reserve over the next twelve months due to statute expirations.

A summary of the changes in the gross amount of unrecognized tax benefits is as follows:

December 31, 2013
(Dollars in thousands)
Balance at January 1, 2013	$1,325
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(401)
Related interest and penalties, net of federal tax benefits	(8)

Balance as of December 31, 2013	$916

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of December 31, 2013 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

As of December 31, 2013, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$65	$65	$—	$—
Trade accounts receivable, net	37,627	37,627	—	—
Fair value of interest rate swap	3,177	—	3,177	—
Fair value of earn-out contingent payment	616	—	—	616
Liabilities
Accounts payable	3,960	3,960	—	—
Accrued expenses	7,888	7,888	—	—
Accrued interest	37	37	—	—
Long-term debt	287,672	287,672	—	—

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

Stock-based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which equity awards, including stock options and restricted stock may be granted to employees, consultants and non-employee members of the Board of the Directors of the company. At the annual meeting of the company held on June 22, 2012, the company’s stockholders approved a revision to the Plan increasing the number of shares authorized by 1,900,000. As a result, a maximum of 5,000,000 shares are authorized under the Plan, of which 2,162,067 are outstanding and 514,751 are exercisable as of December 31, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

While our focus continues to be on deleveraging the company, we have recently completed several strategic acquisitions, including Twitchy.com in December 2013 and Eagle Publishing in January 2014. These acquisitions each contain contingent earn-out considerations based on future operating results. We believe that these contingent earn-out considerations provide some degree of protection with regard to cash outflows should the acquisitions not meet expectations. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and the notes from operating cash flow, borrowings under the Revolver and, if necessary, proceeds from the sale of selected assets or radio stations.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and update our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current projections, we expect to incur capital expenditures of $10.7 million during the twelve months ending December 31, 2014.

We have paid total cash distributions of $5.2 million and $3.4 million, for the year ending December 31, 2013 and 2012, respectively, on our Class A and Class B common stock. The actual declaration of dividends and distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. In September 2013, the Board of Directors elected to review distributions on a quarterly basis, rather than an annual basis. Based on the number of shares of Class A and Class B common stock currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $5.5 million. Our sole source of cash available for making any future distributions is our operating cash flow, subject to our Term Loan B and Revolver, which contain covenants that restrict the payment of dividends and distributions unless certain specified conditions are satisfied.

Cash Flows

Cash and cash equivalents decreased $0.3 million to $0.1 million as of December 31, 2013 compared to $0.4 million as of the same period of the prior year. Working capital increased $22.4 million to $19.2 million as of December 31, 2013, compared to $(3.2) million for the same period of the prior year. During the twelve months ending December 31, 2013, the balances outstanding under our consolidated debt agreements ranged from $251.1 to $307.9 million. These balances were ordinary and customary based on our operating and investing cash needs during this time.

The following events impacted our liquidity and capital resources during the year ended December 31, 2013:

Operating Cash Flows:

•	Our net income from continuing operations decreased $7.2 million to a net loss of $2.7 million from net income of $4.5 million for the same period of the prior year;

•	Our net income from continuing operations reflected a $27.8 million loss on the early retirement of debt; and

•	Our Days Sales Outstanding increased to 74 days as of December 31, 2013 compared to 70 days as of December 31, 2012.

Investing Cash Flows:

•	Capital expenditures increased $2.1 million to $10.6 million for 2013 from $8.5 million for 2012;and

•	We paid cash of $7.5 million for acquisitions, a decrease of $3.2 million as compared to cash paid for acquisitions in 2012.

Financing Cash Flows:

•

We tendered for or redeemed $213.5 million in aggregate principal amount of our Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes and paid $22.7 million for the repurchase;

•	We entered into the Term Loan B and Revolver on which we drew $300.0 million and $8.5 million; respectively, the proceeds of which paid our then existing debt and the Terminated 9 5/8% Notes;

•	We paid the outstanding balances and terminated our Terminated Revolver and Terminated FCB loan;

•	We paid the outstanding Terminated Subordinated Debt due to Related Parties of $15.0 million and terminated the related agreements;

•	We repaid $8.8 million of principal outstanding on the Term Loan B;

•	We repaid $2.0 million of principal on a seller financed note due 2014; and

•	We paid cash distributions of $5.2 million, on our Class A and Class B common stock, as compared to $3.4 million in 2012.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a new senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount of 4.50% for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For the twelve months ended December 31, 2013, approximately $0.2 million of the discount has been recognized as interest expense.

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

On December 30, 2013, we repaid $0.8 million in principal on the Term Loan B. We recorded a $3,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. On September 30, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $16,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. As of December 31, 2013, accrued interest on the Term Loan B was approximately $36,000.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of December 31, 2013, our leverage ratio was 5.49 to 1 compared to our compliance covenant of 6.75 and our interest coverage ratio was 3.16 compared to our compliance ratio of 1. We were in compliance with our debt covenants under the credit facility at December 31, 2013.

Terminated Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of Terminated 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the Terminated 9 5/8% Notes, which were due in full in December 2016. The Terminated 9 5/ 8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding Terminated 9 5/8% Notes. As of December 31, 2012, accrued interest on the Terminated 9 5/ 8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the Terminated 9 5/ 8% Notes based on the effective interest method. For each of the twelve months ended December 31, 2013 and 2012, approximately $37,000 and $0.2 million of the discount, respectively, was recognized as interest expense.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the Terminated 9 5/8% Notes. We issued a notice of redemption to redeem any of the Terminated 9 5/8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding Terminated 9 5/ 8% Notes to satisfy and discharge Salem’s obligations under the indenture for the Terminated 9 5/8% Notes. The carrying value of the Terminated 9 5/8% Notes was $212.6 million at December 31, 2012. There are no outstanding Terminated 9 5/8% Notes as of the effectiveness of the redemption.

Information regarding repurchases and redemptions of the Terminated 9 5/ 8% Notes are as follows:

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

Terminated Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a Revolver (“Terminated Revolver”). We amended the Terminated Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement, to redeem applicable portions of the Terminated 9 5/8% Notes. The calculation of the “Available Amount” also pertained to the payment of dividends when the leverage ratio was above 5.0 to 1.

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

The proceeds of the Terminated Subordinated Debt due to Related Parties could be used to repurchase a portion of the Terminated 9 5/ 8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Terminated Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit were to be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts were borrowed. The Terminated Subordinated Debt due to Related Parties did not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013, we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Terminated Subordinated Debt due to Related Parties and related agreements effective as of May 3, 2013. There are no outstanding balances on the Terminated Subordinated Debt due to Related Parties as of the repayment date.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2012	2013
	(Dollars in thousands)
Term Loan B	$—	$289,939
Revolver	—	—
Terminated Revolver	33,000	—
Terminated 9 5/8% senior secured second lien notes due 2016	212,622	—
Terminated Subordinated debt	7,500	—
Terminated Subordinated Debt due to Related Parties	15,000	—
Capital leases and other loans	858	854

	268,980	290,793
Less current portion	(20,108)	(3,121)

	$248,872	$287,672

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2013:

•	Outstanding borrowings of $291.3 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%.

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

Under FASB ASC Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We incurred significant impairment losses in prior years with regard to our indefinite-lived intangible assets. During the current year, we recognized impairment losses of $1.0 million associated with mastheads in our publishing segment. These impairments were driven by a reduction in projected net revenues resulting from ongoing operating results that have not met expectations. The impairment was indicative of trends in the publishing industry as a whole and is not unique to our company or operations.

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

The impairment charges we have recognized are non-cash in nature and did not violate covenants on our then-existing credit facilities, or on our current Revolver and Term Loan B. However, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012 and 2013, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

We enter into various agreements in the normal course of business that contain minimum guarantees. The typical minimum guarantee is tied to future revenue amounts that exceed the contractual level. Accordingly, the estimated fair value of these arrangements is zero. We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and update our computer infrastructures. We expect to incur capital expenditures of approximately $10.7 million throughout the twelve months ending December 31, 2014; the nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management.

The following table summarizes our aggregate contractual obligations at December 31, 2013, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than One year	1-3 years	3-5 years	More Than 5 years
	(Dollars in thousands)
Long-term debt, including current portion	$289,939	$3,000	$6,000	$6,000	$274,939
Interest payments on long-term debt (1)	91,604	13,105	26,191	26,165	26,143
Capital lease obligations and other loans	854	121	201	192	340
Operating leases	57,786	9,730	15,833	8,667	23,556
Deferred cash payments	300	300	—	—	—
Fair value of contingent earn-out consideration(2)	616	183	433	—	—
On-Air Talent (3)	5,287	2,722	2,529	36	—
Other Contracts (4)	7,044	7,044	—	—	—

Total contractual cash obligations	$453,430	$36,205	$51,187	$41,060	$324,978

(1)	Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2013 rates. Interest ultimately paid on these obligations will differ based on changes in interest rates for variable-rate debt, as well as any potential repayments or future refinancing. See Note 6 to the accompanying consolidated financial statements for further details.
(2)	Estimated fair value of contingent earn-out consideration payable over two years associated with our acquisition of Twitchy.com on December 10, 2013. See Note 3 to the accompanying consolidated financial statements for further details.
(3)	On-Air talent agreements are typically one to three years in length with various renewal dates. The liability shown is based on agreements in effect as of December 31, 2013. Future payments will vary as the agreements are renewed.
(4)	Other contracts consist of purchase commitments, including APA’s and royalty agreements as of December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Salem Communications Corporation

We have audited the accompanying consolidated balance sheets of Salem Communications Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules of the Company listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

SingerLewak LLP

Los Angeles, California

March 3, 2014

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$380	$65
Trade accounts receivable (net of allowance for doubtful accounts of $8,926 in 2012 and $10,809 in 2013)	35,009	37,627
Other receivables	609	720
Prepaid expenses	4,096	4,049
Deferred income taxes	6,248	6,876
Assets held for sale	1,964	1,700
Assets of discontinued operations	8	8

Total current assets	48,314	51,045

Notes receivable (net of allowance of $702 in 2012 and $548 in 2013)	1,662	1,866
Fair value of interest rate swap	—	3,177
Property, plant and equipment (net of accumulated depreciation of $135,823 in 2012 and $145,215 in 2013)	99,467	98,928
Broadcast licenses	373,720	381,836
Goodwill	22,383	22,374
Other indefinite-lived intangible assets	1,873	868
Amortizable intangible assets (net of accumulated amortization of $25,121 in 2012 and $27,933 in 2013)	8,753	8,793
Deferred financing costs	4,002	4,130
Other assets	2,007	2,096

Total assets	$562,181	$575,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,259	$3,960
Accrued expenses	6,627	7,888
Accrued compensation and related expenses	8,668	6,913
Accrued interest	1,110	37
Deferred revenue	9,531	9,721
Income tax payable	175	142
Terminated subordinated debt due to related parties	15,000	—
Current portion of long-term debt and capital lease obligations	5,108	3,121

Total current liabilities	51,478	31,782

Long-term debt and capital lease obligations, less current portion	248,872	287,672
Deferred income taxes	47,593	43,457
Deferred revenue	8,140	9,965
Other liabilities	29	452

Total liabilities	356,112	373,328

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,312,510 and 21,803,303 issued and 18,994,860 and 19,485,653 outstanding at December 31, 2012 and 2013, respectively	213	218
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2012 and 2013, respectively	56	56
Additional paid-in capital	233,974	237,579
Retained earnings (accumulated deficit)	5,832	(2,062)
Treasury stock, at cost (2,317,650 shares at December 31, 2012 and 2013)	(34,006)	(34,006)

Total stockholders’ equity	206,069	201,785

Total liabilities and stockholders’ equity	$562,181	$575,113

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2011	2012	2013
Net broadcast revenue	$178,731	$183,180	$183,697
Net Internet and e-commerce revenue	27,304	33,474	40,906
Net publishing revenue	12,131	12,525	12,331

Total net revenue	218,166	229,179	236,934

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $1,297, $1,357 and $1,386 for the years ended December 31, 2011, 2012 and 2013, respectively, paid to related parties)	115,482	120,772	122,862
Internet operating expenses, exclusive of depreciation and amortization shown below	20,889	25,145	28,378
Publishing operating expenses exclusive of depreciation and amortization shown below	11,475	12,288	13,289
Corporate expenses, exclusive of depreciation and amortization shown below (including $402, $386 and $239 for the years ended December 31, 2011, 2012 and 2013, respectively, paid to related parties)	17,503	18,892	21,430
Depreciation	12,520	12,343	12,448
Amortization	2,451	2,304	2,814
Impairment of indefinite-lived long-term assets other than goodwill	—	88	1,006
Impairment of goodwill	—	—	438
Impairment of long-lived assets	—	6,808	—
(Gain) loss on the sale or disposal of assets	(4,153)	49	(264)

Total operating expenses	176,167	198,689	202,401

Operating income (loss) from continuing operations	41,999	30,490	34,533
Other income (expense):
Interest income	344	106	68
Interest expense (including $38, $427 and $154 for the years ended December 31, 2011, 2012 and 2013, respectively, due to related parties)	(27,665)	(24,911)	(16,892)
Change in the fair value of interest rate swap	—	—	3,177
Loss on early retirement of long-term debt	(2,169)	(1,088)	(27,795)
Net miscellaneous income and (expenses)	(40)	79	18

Income (loss) from continuing operations before income taxes	12,469	4,676	(6,891)
Provision for (benefit from) income taxes	6,110	153	(4,192)

Income (loss) from continuing operations	6,359	4,523	(2,699)
Loss from discontinued operations, net of tax	(741)	(95)	(37)

Net income (loss)	$5,618	$4,428	$(2,736)

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2011	2012	2013
Basic earnings per share data:
Earnings (loss) per share from continuing operations	$0.26	$0.18	$(0.11)
Earnings (loss) per share from discontinued operations	(0.03)	—	—
Basic earnings (loss) per share	$0.23	$0.18	$(0.11)
Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$0.26	$0.18	$(0.11)
Earnings (loss) from discontinued operations	(0.03)	—	—
Diluted earnings (loss) per share	$0.23	$0.18	$(0.11)
Dividends per share	$—	$0.14	$0.21
Basic weighted average shares outstanding	24,475,102	24,577,605	24,938,075

Diluted weighted average shares outstanding	24,683,644	24,986,966	24,938,075

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2010	21,000,193	209	5,553,696	56	230,947	(802)	(34,006)	196,404
Stock-based compensation	—	—	—	—	950	—	—	950
Lapse of restricted shares	10,000	—	—	—	—	—	—	—
Options exercised	41,112	1	—	—	23	—	—	24
Tax benefit related to stock options exercised	—	—	—	—	52	—	—	52
Net income	—	—	—	—	—	5,618	—	5,618

Stockholders’ equity, December 31, 2011	21,051,305	210	5,553,696	56	231,972	4,816	(34,006)	203,048
Stock-based compensation	—	—	—	—	1,368	—	—	1,368
Options exercised	261,205	3	—	—	406	—	—	409
Tax benefit related to stock options exercised	—	—	—	—	228	—	—	228
Dividends	—	—	—	—	—	(3,412)	—	(3,412)
Net income	—	—	—	—	—	4,428	—	4,428

Stockholders’ equity, December 31, 2012	21,312,510	213	5,553,696	56	233,974	5,832	(34,006)	206,069
Stock-based compensation	—	—	—	—	1,849	—	—	1,849
Lapse of restricted shares	79,810	—	—	—	—	—	—	—
Options exercised	410,983	5	—	—	1,417	—	—	1,422
Tax benefit related to stock options exercised	—	—	—	—	339	—	—	339
Dividends	—	—	—	—	—	(5,158)	—	(5,158)
Net loss	—	—	—	—	—	(2,736)	—	(2,736)

Stockholders’ equity, December 31, 2013	21,803,303	218	5,553,696	56	237,579	(2,062)	(34,006)	201,785

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2012	2013
OPERATING ACTIVITIES
Income (loss) from continuing operations	$6,359	$4,523	$(2,699)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Non-cash stock-based compensation	950	1,368	1,849
Tax benefit related to stock options exercised	52	228	339
Depreciation and amortization	14,971	14,647	15,262
Amortization of bond issue costs and bank loan fees	1,556	1,291	853
Amortization and accretion of financing items	186	179	194
Provision for bad debts	2,069	2,554	3,456
Deferred income taxes	5,352	(329)	(4,764)
Impairment of indefinite-lived long-term assets other than goodwill	—	88	1,006
Impairment of goodwill	—	—	438
Impairment of long-lived assets	—	6,808	—
Change in the fair value of interest rate swaps	—	—	(3,177)
(Gain) loss on the sale or disposal of assets	(4,153)	49	(264)
Loss on early retirement of debt	2,169	1,088	27,795
Changes in operating assets and liabilities:
Accounts receivable	(633)	(2,556)	(3,049)
Prepaid expenses and other current assets	(81)	118	(50)
Accounts payable and accrued expenses	980	3,291	(4,733)
Deferred revenue	(616)	(2,240)	(3,688)
Other liabilities	2,601	—	—
Income taxes payable	(5)	(30)	(33)

Net cash provided by continuing operating activities	31,757	31,077	28,735

INVESTING ACTIVITIES
Capital expenditures	(7,522)	(8,549)	(10,639)
Deposits (release) of cash held in escrow pursuant to acquisition and sale activity	248	(725)	81
Purchases of broadcast assets and radio stations	(3,151)	(3,330)	(5,500)
Purchases of Internet businesses and assets	(6,000)	(7,365)	(1,977)
Proceeds from the sale of assets	12,750	907	477
Restricted cash	(10)	110	—
Other	(826)	(114)	(179)

Net cash used in investing activities of continuing operations	(4,511)	(19,066)	(17,737)

FINANCING ACTIVITIES
Payments to redeem Terminated 9 5/8% Notes	(35,000)	(21,500)	(213,500)
Payments of bond premium in connection with early redemptions and repurchases of the Terminated 9 5/8% Notes	(1,044)	(645)	(22,677)
Proceeds from borrowings under Term Loan B	—	—	298,500
Payments under Term Loan B	—	—	(8,750)
Proceeds from borrowings under Revolver	—	—	30,961
Payments under Revolver	—	—	(30,961)
Payments of costs related to bank credit facility	(597)	(149)	(4,394)
Proceeds from borrowings under terminated credit facilities and subordinated debt	108,400	154,169	46,747
Payments under terminated credit facilities and subordinated debt	(112,400)	(144,669)	(87,220)
Proceeds from Terminated Subordinated Debt due to Related Parties	9,000	27,000	—
Payments to Terminated Subordinated Debt due to Related Parties	—	(21,000)	(15,000)
Payments of bond issue costs	(43)	—	—
Payment of seller financed note	—	—	(2,000)
Proceeds from exercise of stock options	24	409	1,422
Payment of cash distribution on common stock	—	(3,412)	(5,158)

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2011	2012	2013
Payments on capital lease obligations	(116)	(125)	(122)
Book overdraft	3,650	(1,775)	876

Net cash used in financing activities	(28,126)	(11,697)	(11,276)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(625)	(1)	(37)
Investing cash flows	744	—	—

Total cash inflows (outflows) from discontinued operations	119	(1)	(37)

Net increase (decrease) in cash and cash equivalents	(761)	313	(315)
Cash and cash equivalents at beginning of period	828	67	380

Cash and cash equivalents at end of period	$67	$380	$65

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest net of capitalized interest (including $0, $322 and $296 for the years ended December 31, 2011, 2012 and 2013, respectively, paid to related parties)	$26,053	$23,448	$16,747
Cash paid for income taxes	226	220	242
Other supplemental disclosures of cash flow information:
Trade revenue	5,352	5,270	5,627
Trade expense	4,680	5,309	4,845
Non-cash investing and financing activities:
Net present value of advertising credits payable	—	—	2,427
Note receivable acquired in exchange for radio station	1,000	—	—
Seller financed note due directly to seller of station assets	—	—	2,000
Net present value of contingent consideration	—	—	616
Installment payments due 2014 under asset purchase agreement	—	—	300
Assets acquired under capital leases	25	27	118

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Salem Communications Corporation (“Salem” “we,” “us,” “our” or the “company”) include the company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Description of Business

Salem is a diversified multi-media company with integrated business operations covering radio broadcasting, content programming, the Internet, and publishing. Our programming is intended for audiences interested in Christian and family-themed content and conservative news talk. Our foundational business is the ownership and operation of radio stations in large metropolitan markets. Upon the close of all announced transactions, we will own and/or operate 103 radio stations throughout the United States. Our broadcasting business also includes Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial airtime to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

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

Trade Accounts Receivable

Trade accounts receivable represent receivables from customers for the sale of advertising, block program time, sponsorships and events, product sales, royalties, vide and graphic downloads, subscriptions, book sales and author fees. Our receivables are recorded as invoiced and represent claims that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is evaluated on a monthly basis and is recorded based on our historical collection experience, the age of the receivables, specific customer information and economic conditions. We also review outstanding balances on an account-specific basis. In general, past due receivable balances are not written-off until all of our collection efforts have been unsuccessful, including use of a recovery agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue included in broadcast revenue for the years ended December 31, 2011, 2012 and 2013 was approximately $5.2 million, $5.3 million and $5.6 million, respectively, and barter expenses were approximately the same as barter revenue for each period.

Accounting for Stock-Based Compensation

The company has one employee stock compensation plan, described more fully in “Note 10. Stock Incentive Plan.” We account for stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation—Stock Compensation.” We record equity awards under the fair value method with share-based compensation measured at the fair value of the award as of the grant date. The exercise price for options is equal to the closing market price of Salem Communications common stock on the date of grant.

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

Accounting for Contingent Consideration

Acquisitions may include contingent consideration, the fair value of which is estimated on the acquisition date as the present value of the expected contingent payments, determined using weighted probabilities of possible payments. As discussed, future page views are the basis for calculating the contingent consideration associated with our acquisition of Twitchy.com in December 2013. The unobservable inputs to the determination of the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet these page view targets and discount rates used in the calculation. Should the actual page views generated by the acquired business increase or decrease as compared to our assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results.

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

The markets and entities that we have accounted for as a discontinued operation are explained in more fully in “Note 3 – Acquisitions and Recent Transactions.”

Accounting for Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt. We capitalized interest of $0.1 million during the years ended December 31, 2012 and 2013, respectively. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized when they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Life
Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and production equipment	7-10 years
Software and website development costs	3 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	Lesser of 15 years or life of lease

The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the cash flows estimated to be generated from these assets is less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment were made during the years ended December 31, 2011.

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

There were no indications of impairment present during the period ending December 31, 2013 and it is our intent to continue to pursue the sale of this land.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of December 31, 2013	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-Lived Asset Held for Sale	$1,700			$1,700	$6,808

Accounting for Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in FASB ASC Topic 350-40 “Internal-Use Software.” Capitalized costs are generally amortized over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. Capitalized costs are generally amortized over the estimated useful life of three years. We capitalized $2.3 million, $2.3 million and $1.5 million during the years ended December 31, 2011, 2012 and 2013, respectively, related to internally developed software and website development costs. Amortization expense of amounts capitalized was $1.8 million, $2.1 million and $2.3 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Accounting for Advertising and Promotional Cost

Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $10.3 million, $10.5 million and $10.0 million for each of the years ending December 31, 2011, 2012, and 2013, respectively.

Accounting for Amortizable Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Typically, intangible assets are acquired in conjunction with the acquisition of radio stations, Internet businesses and publishing entities. These intangibles are amortized using the straight-line method over the following estimated useful lives:

Category	Life
Customer lists and contracts	Lesser of 5 years or life of contract
Favorable and assigned leases	Life of the lease
Domain and brand names	5 to 7 years
Internally developed software	3 to 5 years
Customer relationships	1 to 3 years
Other amortizable intangible assets	5 to 10 years

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the years ended December 31, 2011, 2012 or 2013.

Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 70% of our total assets as of December 31, 2013, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

Gain or Loss on the Sale or Disposal of Assets

We record gains or losses on the sale or disposal of assets equal to the proceeds, if any, as compared to the net book value. Exchange transactions are accounted for in accordance with FASB ASC Topic 845 “Non-Monetary Transactions.” For the year ended December 31, 2011, we recorded a gain on disposal of assets of $4.2 million that includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, offset by various fixed asset and equipment disposals. For the year ended December 31, 2012, we recorded a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island and a $0.6 million gain from insurance proceeds for repairs of storm damage in our New York market , partially offset by various fixed asset and equipment disposals including an additional loss associated with the write-off of a receivable from a prior station sale. For the year ended December 31, 2013, we recorded a $0.4 million pre-tax gain on the partial sale of land in our Cleveland market and $0.1 million of insurance proceeds for damages at one of our stations offset by various fixed asset and equipment disposals.

Leases

We lease various facilities including broadcast tower and transmitter sites. When we enter a lease agreement, we review the terms to determine the appropriate classification of the lease as a capital lease or operating lease based on the factors listed in FASB ASC Topic 840 “Leases.” Our current lease terms generally range from one to twenty-five years with rent expense recorded on a straight-line basis for financial reporting purposes. We also sublease towers that we own under various agreements with other broadcasters. Subleases generally cover a sixty-year term, over which time we recognize rental income on a straight-line basis. Deferred rent revenue was $4.6 million and $4.5 million at December 31, 2012 and 2013, respectively.

Leasehold Improvements

We may elect to construct or otherwise invest in leasehold improvements to properties. We capitalize the cost of the improvements that are then amortized over the shorter of the useful life of the improvement or the remaining lease term.

Deferred Financing Costs

Deferred financing costs consist of bond issue costs and bank loan fees. Bond issue costs represent costs incurred in conjunction with the issuance of the 9 5/8% Senior Secured Second Lien Notes on December 1, 2009 (“Terminated 9 5/8% Notes”). The costs are being amortized over the term of the Terminated 9 5/8% Notes as an adjustment to interest expense. Bank loan fees represent costs incurred with the Senior Credit Facility, which is a revolving credit facility (“Revolver”) entered on December 1, 2009. The costs are being amortized over the three-year term of the Revolver as an adjustment to interest expense. During the year ended December 31, 2010, approximately $0.7 million of bond issue costs were written off in conjunction with the early redemption of $30.0 million of the 9 5/8% Notes. During the year ended December 31, 2011, approximately $0.1 million of bond issue costs were written off upon the calling and retirement of the 9 5/8% Notes. During the year ended December 31, 2012, approximately $0.3 million of bond issue costs were written off upon the calling and retirement of the 9 5/8% Notes. Deferred financing costs consist of the following:

	As of December 31, 2012	As of December 31, 2013
	(Dollars in thousands)
Bond issue costs	$3,060	$—
Bank loan fees	942	4,130

	$4,002	$4,130

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million and $0.5 million at December 31, 2012 and 2013, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that will begin on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $3.2 million as of December 31, 2013, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 7.

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

Income Taxes and Uncertain Tax Positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2009 through 2012.

Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings. Included in the $2.1 million accrual was $0.1 million in related interest, net of federal income tax benefits. During 2011, we recognized a net increase of $0.2 million in liabilities and at December 31, 2011, had $3.8 million in liabilities for unrecognized tax benefits. During 2012, we recognized a net decrease of $2.5 million in liabilities and at December 31, 2012, had $1.3 million in liabilities for unrecognized tax benefits. During 2013, we recognized a net decrease of $0.4 million in liabilities and at December 31, 2013, had $0.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.01 million accrued for the related interest, net of federal income tax benefits and $0.02 million for the related penalties recorded in income tax expense on our Consolidated Statements of Operations. Management expects an additional reduction of $0.4 million in the reserve over the next twelve months due to statute expirations.

A summary of the changes in the gross amount of unrecognized tax benefits is as follows:

December 31, 2013
(Dollars in thousands)
Balance at January 1, 2013	$1,325
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(401)
Related interest and penalties, net of federal tax benefits	(8)

Balance as of December 31, 2013	$916

Valuation Allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of December 31, 2013 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,640,392, 1,927,099 and 2,162,067 shares of Class A common stock were outstanding at December 31, 2011, 2012 and 2013, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. The number of anti-dilutive shares as of December 31, 2011, and 2012 was 1,397,538, and 480,825, respectively.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2011	2012	2013
Weighted average shares	24,475,102	24,577,605	24,938,075
Effect of dilutive securities—stock options	208,542	409,361	—

Weighted average shares adjusted for dilutive securities	24,683,644	24,986,966	24,938,075

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

We may enter into LMA’s contemporaneously with entering an APA to acquire or sell a radio station. We may also enter into TBA’s. Typically, both LMA’s and TBA’s are contractual agreements under which the station owner / licensee makes airtime available to a programmer / licensee in exchange for a fee and reimbursement of certain expenses. LMA’s and TBA’s are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws.

The requirements of FASB ASC Topic 810 may apply to entities under LMA’s or TBA’s, depending on the facts and circumstances related to each transaction. As of December 31, 2013 we did not consolidate any entities with which we entered into LMA’s or TBA’s under the guidance in FASB ASC Topic 810.

Concentrations of Business Risks

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2011, 2012 and 2013, 43.0%, 42.3% and 41.8% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 15.2% and 23.2% for the year ended December 31, 2011, 16.2% and 23.6% for the year ended December 31, 2012 and 15.2% and 25.5% for the year ended December 31, 2013. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

Concentrations of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents; trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information. Historically, our bad debt expense has been within management’s expectations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements; (9) contingent consideration and (10) contingency reserves. These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as necessary.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the separation of our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this information regarding our non-broadcast segments is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouseMedia.com as discussed in Note 3, our Internet segment qualifies for disclosure as a reportable segment. All prior periods presented have been updated to reflect the separation of these non-broadcast segments. These reclassifications also include the accounting for discontinued operations as described in more detail in Note 3 to our consolidated financial statements.

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

Approximately 70% of our total assets as of December 31, 2013, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses are renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350).” Under ASU 2012-02, we have the option to assess whether it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that impairment exists, we are required to perform a quantitative analysis to estimate the fair value of the assets. The qualitative assessment requires significant judgment in considering events and circumstances that may affect the estimated fair value of our indefinite-lived intangible assets and to weigh these events and circumstances by what we believe to be the strongest to weakest indicator of potential impairment. ASU 2012-02 is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the provisions of ASU 2012-02 as of our 2012 annual testing period.

ASU 2012-02 provides examples of events and circumstances that could affect the estimated fair value of indefinite-lived intangible assets; however, the examples are not all-inclusive and are not by themselves indicators of impairment. We considered these events and circumstances, as well as other external and internal considerations. Our analysis, in order of what we consider to be the strongest to weakest indicators of impairment include: (1) the difference between any recent fair value calculations and the carrying value; (2) financial performance, such as station operating income, including performance as compared to projected results used in prior estimates of fair value; (3) macroeconomic economic conditions, including limitations on accessing capital that could affect the discount rates used in prior estimates of fair value; (4) industry and market considerations such as a declines in market-dependent multiples or metrics, a change in demand, competition, or other economic factors; (5) operating cost factors, such as increases in labor, that could have a negative effect on future expected earnings and cash flows; (6) legal, regulatory, contractual, political, business, or other factors; (7) other relevant entity-specific events such as changes in management or customers; and (8) any changes to the carrying amount of the indefinite-lived intangible asset.

Broadcast Licenses

The unit of accounting we use to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. For our 2012 annual tests, we performed a qualitative assessment for all of our market clusters and a qualitative assessment for the twelve market clusters that were more likely than not to have an impairment. Our 2012 fair value estimates were prepared using the start-up income approach to estimate the fair value of the broadcast license. The start-up-income approach measures the expected future economic benefits that the broadcast licenses provide and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license. The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values and the risk-adjusted discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years, which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts. We did not record an impairment of our broadcast licenses during 2012.

For our 2013 annual tests, we also performed a qualitative assessment for all of our market clusters. We reviewed the significant assumptions applicable to our 2012 fair value estimates to assess if events and circumstances have occurred that could affect the significant inputs used in these fair value estimates. We reviewed each of the key estimates and assumptions and determined that there have been no significant changes that would need to be applied to a hypothetical start-up station in order to estimate the fair value. Projected revenues, operating profit margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values and the risk-adjusted discount rate are consistent with those applied in the 2012 testing period. We also reviewed internal benchmarks and economic performance for each of our markets to conclude that we could reasonably rely upon the 2012 fair value estimates and assumptions as a starting point to our qualitative analysis.

We calculated the amount by which the 2012 estimated fair values exceeded our carrying amounts to calculate the excess of fair value. We concluded that markets with broadcast licenses with a 25% or more excess of the estimated fair value over the carrying value were not likely to be impaired. We believe based on our analysis and review, including the financial performance of each market, that a 25% excess fair value margin is conservative and reasonable in the qualitative analysis. We determined that nine of the twelve markets for which a 2012 fair value was obtained were subject to further testing. The table below presents the percentage within a range by which our prior year start-up income estimated fair value exceeded the carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2013
	Percentage Range By Which 2012 Estimated Fair Value Exceeds Carrying Value
	≤25%	>26-30%	>30% to 75%	> than 75%
Number of market clusters	9	1	2	—
Broadcast license carrying value (in thousands)	$217,111	$18,501	$13,577	$—

Our qualitative review also included a review of the financial results of each market cluster. Radio station are often sold on the basis of a multiple of projected cash flow, or station operating income less station operating expenses (“SOI”). Numerous trade organizations and analysts review these radio stations sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of transactions, we believe industry benchmarks to be in the six to seven times cash flow range. Based our analysis, we determined that an SOI benchmark of four would be a conservative indicator of fair value. We determined that eight of the remaining markets were subject to further testing. The table below presents the percentage within a range by which our estimated fair value as a multiple of SOI exceeded the carrying value of our broadcasting licenses for these market clusters:

	Geographic Market Clusters as of December 31, 2013
	Percentage Range By Which SOI Estimated Fair Value Exceeds Carrying Value
	≤5%	>6-10%	>11% to 40%	>than 40%
Number of market clusters	8	1	4	8
Broadcast license carrying value (in thousands)	$51,850	$2,402	$61,354	$21,835

We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to perform an appraisal of the indefinite-lived intangible asset(s). Bond & Pecaro utilized an income approach to value broadcast licenses. The income approach measures the expected economic benefits that the broadcast licenses provides and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses are held by hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license. The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, and a discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2011	December 31, 2012	December 31, 2013
Discount rate	9.0%	9.0%	9.0%
Operating profit margin ranges	3.8%—36.3%	5.1%—35.5%	4.1%—37.5%
Long-term market revenue growth rate ranges	1.0%—4.0%	0.3%—15.0%	1.0%—2.5%

The table below presents the results of our quantitative analysis for 17 market clusters as of the 2013 annual testing period.

Excess Fair Value
Market Cluster	2013 Estimate
Atlanta, GA	13.6%
Boston, MA	6.9%
Chicago, IL	6.4%
Cleveland, OH	4.6%
Colorado Springs, CO	82.5%
Columbus, OH	6.0%
Dallas, TX	10.9%
Detroit, MI	2.9%
Greenville, SC (NEW)	8.5%
Honolulu, HI	6.3%
Los Angeles, CA	107.4%
Louisville, KY	8.0%
Minneapolis, MN	85.8%
Omaha, NE	1.1%
Phoenix, AZ	17.4%
Portland, OR	6.9%
Sacramento, CA	1.6%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast licenses as of the annual testing period ending December 31, 2013. Based on prior tests, we determined that no impairments of our broadcast licenses were necessary for years ending December 31, 2012 and 2011, respectively.

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

We have regularly performed quantitative reviews of mastheads based on the low margin by which our estimated fair values exceed our carrying value and actual operating results that do not meet or exceed our expectations. We engaged Bond & Pecaro, an independent third-party appraisal firm, to estimate the fair value of our mastheads using an income-based approach. The income-based approach utilized an estimated royalty stream that measures a cost savings to the business because it does not have to pay a royalty to use the owned trade name and content. The analysis assumes that the assets are employed by a typical market participant in their highest and best use. A discounted cash flow method is applied to calculate the estimated fair value of our mastheads, the key estimates and assumptions to which are as follows:

Mastheads	December 31, 2011	Interim June 30, 2012	December 31, 2012	Interim June 30, 2013	December 31, 2013
Discount rate	8.5%	8.5%	8.5%	9.0%	9.5%
Projected revenue growth ranges	1.5% -2.50%	1.5% -2.50%	1.5% -3.0%	1.0% -2.8%	1.2% - 2.5%
Royalty growth rate	3.0%	3.0%	3.0%	3.0%	2.0%

As of our June 2012 interim testing period, the estimated fair value of our mastheads exceeded our carrying value by 1.7%. As of our 2012 annual testing, we recorded an impairment charge associated with mastheads of $0.1 million driven by a reduction in projected net revenues. For the interim testing performed as of June 2013, projected revenue growth rates were lowered based on failure of the print magazine segment to achieve the amounts previously projected. Based on these lower actual and projected growth rates. we recorded an impairment of $0.3 million as of June 2013. During our 2013 annual testing, our royalty rate was lowered to 2.0% from the 3.0% industry standard based on gross margins associated with the segment. Additionally, the discount rate was raised from 9.0% to 9.5% based on risks associated with print magazines. We recorded an additional $0.3 million impairment charge associated with mastheads because of these changes. The primary driver of our impairments is the reduction of revenues, which are prevalent throughout the print magazines industry and is not unique to our operations.

Goodwill—Broadcast

We adopted ASU 2011-08, “Testing Goodwill for Impairment” as of our 2012 annual testing period. As a result, beginning in 2012, the first step of our impairment tests for goodwill is a thorough assessment of qualitative factors to determine if events or circumstances indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required. The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. Eleven of our 32 market clusters and our networks have goodwill associated with them as of our annual testing period ending December 31, 2013 compared to nine of our 31 markets as of the annual testing period ending December 31, 2012.

The first step of our review included an assessment to determine if events and circumstances have occurred that could affect the significant inputs used in our fair value estimates. We estimated fair values using a market and income approach and compared the estimated fair value of each market cluster to its carrying value including goodwill. Under the market approach, we applied a multiple of four to each market clusters’ station operating income (“SOI”) to calculate the estimated fair value. As described above, we believe that an SOI benchmark of four would be a conservative indicator of fair value. Under the income approach, we utilized a discounted cash flow method to calculate the estimated fair value of the accounting unit. The discounted cash flow method incorporates the cumulative present value of the net after-tax cash flows projected for each market assuming that it is a hypothetical start-up station. The key estimates and assumptions used in the start-up income valuation of our broadcast market clusters for each testing period are as follows:

	December 31,
Goodwill –Broadcast Market Clusters	2011	2012	2013
Discount rate	9.0%	9.0%	9.0%
Operating profit margin ranges	3.8% - 38.0%	5.1% - 35.5%	4.1% - 37.5%
Long-term market revenue growth rate ranges	1.0% - 4.0%	0.3% - 15.0%	1.0% - 2.5%

If the carrying amount, including goodwill, exceeded the estimated fair value of the market cluster, an indication exists that the amount of goodwill attributed to that market cluster may be impaired. When we have indication of impairment, we perform a second step to determine the amount of any impairment. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to determine the enterprise value of four of our market clusters in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31, 2011	December 31, 2012	December 31, 2013
Enterprise Valuations	Broadcast Market Clusters	Broadcast Market Clusters	Broadcast Market Clusters
Discount rate	9.0%	9.0%	9.0%
Operating profit margin ranges	6.8% - 45.4%	16.9% - 49.2%	11.9% - 44.7%
Long-term revenue market growth rate ranges	1.5% - 3.5%	1.0% - 3.5%	1.0% - 2.5%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast goodwill as of the annual testing period ending December 31, 2013. Based on prior tests, we determined that no impairments of our broadcast goodwill were necessary for years ending December 31, 2012 and 2011, respectively. The estimated fair value of our networks exceeded the carrying value by 63%, 113.0% and 101.6% for each of the annual testing periods ending December 31, 2013, 2012 and 2011, respectively. The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	≤ 1%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	4	1	3	3
Carrying value including goodwill (in thousands)	$28,952	$17,978	$45,375	$45,152

	Broadcast Market Clusters as of December 31, 2012
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	≤ 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	2	1	1	5
Carrying value including goodwill (in thousands)	$18,836	$1,423	$10,506	$132,645

	Broadcast Market Clusters as of December 31, 2011
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	≤ 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	1	2	3	2
Carrying value including goodwill (in thousands)	$9,877	$17,487	$68,506	$5,178

Goodwill – Internet & Publishing

During 2012, we adopted ASU 2011-08, “Testing Goodwill for Impairment.” As a result, beginning in 2012, the first step of our impairment tests for goodwill is a thorough assessment of qualitative factors to determine if events or circumstances indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required. The units of accounting we use to test goodwill in our Internet business include Townhall.com and Salem Web Network. The operating results for Salem Web Network reflect the operating results and cash flows for all of our Internet sites exclusive of Townhall.com. We also separate our publishing business into two accounting units. The first publishing accounting unit is the magazine unit, which operates and produces all publications from a stand-alone facility, under one general manager, with operating results and cash flows of all publications reported on a combined basis. The second accounting unit is our book publishing division, Xulon Press, which also operates from a stand-alone facility, under one general manager who is responsible for the separately stated operating results and cash flows. Four of these accounting units have goodwill associated with them as our annual testing period.

We have regularly performed quantitative reviews of goodwill associated with our print magazine unit based on the low margin by which our estimated fair values exceed our carrying value including goodwill and actual operating results that do not meet or exceed our expectations. We engaged Bond & Pecaro, an independent third-party appraisal firm, to estimate the enterprise value of our business unit in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

Enterprise Valuation	December 31, 2011	Interim June 30, 2012	December 31, 2012	Interim June 30, 2013	December 31, 2013
	(Internet)	(Publishing)	(Internet & Publishing)	(Publishing)	(Publishing)
Discount rate	13.5%	8.5%	8.5% - 13.5%	9.0%	9.5%
Operating profit margin ranges	18.4 - 22.0%	1.4% - 7.5%	0.5% - 22.0%	0.9% - 6.0%	(0.5%) - 6.0%
Long-term revenue market growth rate ranges	3.0%	1.5%	1.5% - 3.0%	1.5% - 2.8%	1.5% - 6.1%

Based on our review and analysis of the enterprise estimated fair value, we recorded a $0.4 million impairment charge associated with the print magazine goodwill as of the June 2013 interim testing period. This impairment was driven by lower projected profit margins based on the failure of the print magazine segment to achieve the amounts previously projected. Additionally, the discount rate was raised from 9.0% to 9.5% based on risks associated with print magazines. The reduction of revenue in the print magazine segment is prevalent throughout the print magazine industry and is not unique to our operations. No impairment charges were necessary as of the annual testing periods ending December 31, 2013, 2012 and 2011. The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Internet and Publishing Accounting units as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	≤ 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	2	—	2	—
Carrying value including goodwill (in thousands)	$$28,707	$—	$5,107	$—

	Internet and Publishing Accounting units as of December 31, 2012
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	≤ 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	—	—	2	2
Carrying value including goodwill (in thousands)	$—	$—	$28,722	$2,103

	Internet and Publishing Accounting units as of December 31, 2011
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	≤ 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	1	1	1	1
Carrying value including goodwill (in thousands)	$$1,123	$3,764	$22,757	$(46)

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

NOTE 3. ACQUISITIONS AND RECENT TRANSACTIONS

During the year ended December 31, 2013, we completed or entered into the following transactions:

Debt

On December 30, 2013, we repaid $0.8 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded a $3,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

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

On March 14, 2013, we entered into the Term Loan B and a senior secured revolving credit facility of $25.0 million (“Revolver”). We used the proceeds from the Term Loan B and the Revolver to fund the repurchase of our Terminated 9 5/8% Notes pursuant to a cash tender offer launched on February 25, 2013 (“Tender Offer”), and to retire all other outstanding debt and pay related fees. Upon entry into the credit facility, our then existing revolving credit facilities, indebtedness due to First California Bank, and Subordinated Debt due to Related Parties were terminated. As a result of these terminations, we recorded a pre-tax loss on the early retirement of long-term debt of $0.9 million associated with unamortized bank fees and closing costs.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the Terminated 9 5/8% Notes. We issued a notice of redemption to redeem any Terminated 9 5/ 8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding Terminated 9 5/ 8% Notes to satisfy and discharge Salem’s obligations under the indenture for the Terminated 9 5/8% Notes as of such date.

Equity

On November 20, 2013, we announced a quarterly distribution in the amount of $0.0550 per share on Class A and Class B common stock. The quarterly distribution of $1.4 million, or $0.0550 per share of Class A and Class B common stock, was paid on December 27, 2013 to all common stockholders of record as of December 10, 2013.

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

Acquisitions

On December 10, 2013, we acquired Twitchy.com for $0.9 million paid in cash upon close of the transaction and up to $1.2 million in contingent earn-out consideration payable based on the achievement of future page view targets. Twitchy.com is a website featuring selected quotes and current events centered on US politics, global news, sports, entertainment, media, and breaking news. The contingent earn-out consideration is payable upon achievement of page view milestones over a two year period and has an estimated fair value of $0.6 million as of the closing date. The estimated fair value of the contingent earn-out consideration was determined using a probability-weighted discounted cash flow model. The fair value measurement includes page view forecasts which represent a Level 3 measurement as discussed in Note 7 of the accompanying consolidated financial statement in Item 8 of this report. The fair value of the contingent earn-out consideration will be reviewed quarterly over the two-year earn-out period based on actual page views as compared to the estimates used in our forecasts. Changes in the fair value of the contingent earn-out consideration will be reflected in our results of operations in future periods as they are identified. We believe that the followers of Twitchy.com, the established relationships and the assembled workforce provide future economic benefits to us, and we have recorded goodwill of $0.4 million representing the excess value of the Twitchy.com business.

On December 9, 2013, we acquired the EverythingInspirational.com domain name along with fourteen Facebook pages and various other Christian-themed social media intangible assets for $0.4 million in cash. We paid $0.1 million in cash upon closing and will pay the remaining $0.3 million in cash over three installments within 180 days from the closing date. The first installment of $0.1 million was paid on February 6, 2014.

On September 23, 2013, we entered into an APA to acquire radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.5 million in cash, of which $0.5 million related to the KRDY-AM tower site land in San Antonio, Texas. On December 20, 2013, we closed on the land purchase for $0.5 million in cash. The radio station acquisitions closed on February 7, 2014.

On September 11, 2013, we acquired the GodUpdates Facebook page for $0.3 million in cash, which we paid to the buyer on October 22, 2013.

On August 10, 2013, we acquired Christnotes.org for $0.5 million in cash. Christnotes.org is an online bible resource that allows users to search for bible verses and access commentary from biblical scholars. The acquisition resulted in goodwill of $20,755 representing the excess value of the business to us resulting from the integrated business model and services already established that provide future economic benefits to us due to increased web presence that drives viewers to our content.

On February 15, 2013, we completed the acquisition of WTOH-FM, Columbus, Ohio, for $4.0 million in cash. We began operating the radio station under a LMA with the prior owner on November 1, 2012. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date.

On February 5, 2013, we completed the acquisition of WGTK-FM, Greenville, South Carolina, for $5.4 million. The $5.4 million purchase price consists of $1.0 million in cash due upon close of the transaction, $2.0 million payable in April 2014, and $3.0 million payable in advertising credits to Bob Jones University, a related party of the station’s owner. The advertising credits are payable over ten years resulting in a fair value of $2.4 million. The $0.6 million discount on the advertising credits was recorded as a reduction of the fair value and will be amortized to interest expense over the ten year term. We began operating the radio station under a LMA with the prior owner on December 3, 2012. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. We paid the entire balance due on the seller financed note, including accrued interest on September 30, 2013.

Throughout the year ending December 31, 2013, we have acquired various domain names, including ChristianHeadlines.com, as well as other intangible assets including applications associated with our Internet segment for an aggregate amount of approximately $0.2 million.

A summary of our business acquisitions and asset purchases for the year ended December 31, 2013, none of which were material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
December 10, 2013	Twitchy.com (business acquisition)	$1,536
December 9, 2013	EverythingInspirational.com (asset purchases)	400
September 23, 2013	Land, San Antonio, Texas (asset purchase)	500
September 11, 2013	GodUpdates (asset purchase)	250
August 10, 2013	Christnotes.org (business acquisition)	500
February 15, 2013	WTOH-FM, Columbus, Ohio (business acquisition)	4,000
February 5, 2013	WGTK-FM, Greenville, South Carolina (business acquisition)	5,427
Various	Purchase of various intangible Internet assets (asset purchases)	207

		$12,820

The results of operations of the acquisitions are included in our consolidated results of operations from their respective dates of acquisition or LMA date if applicable. Under the acquisition method of accounting as specified in FASB ASC Topic 805 “Business Combinations,” the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Estimates of fair value include discounted estimated cash flows to be generated by those assets and the expected useful lives based on historical experience, market trends as well as any synergies to be achieved from the acquisition. Acquisitions may include contingent consideration, the fair value of which is estimated on the acquisition date as the present value of the expected contingent payments, determined using weighted probabilities of possible payments. We may obtain an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date. Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill represents the organizational systems and procedures in place to ensure the effective operation of the stations. Costs associated with acquisitions, including consulting and legal fees are expensed as incurred in corporate operating expenses.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes and the net present value of any contingent earn-out consideration. We estimated the fair value of the contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in Note 7 -Fair Value Measurements. The following table summarizes the total acquisition consideration for the year ending December 31, 2013:

Description	Total Consideration
(Dollars in thousands)
Cash payments	$7,477
Early repayment of principal on seller-financed note due 2014	2,000
Deferred cash payments (due 2014)	300
Net present value of deferred advertising credits	2,427
Fair value of contingent earn-out consideration	616

Total purchase price consideration	$12,820

The total acquisition consideration was allocated to the net assets acquired as follows:

	Broadcast Assets Acquired	Internet Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$1,752	$355	$2,107
Broadcast licenses	7,429	—	7,429
Goodwill	37	393	430
Customer lists and contracts	—	359	359
Domain and brand names	—	1,687	1,687
Software	—	99	99
Favorable and assigned lease	709	—	709

	$9,927	$2,893	$12,820

Pending Transactions:

On November 13, 2013, we entered into an APA to acquire radio station WOCN-AM, Miami, Florida for $1.2 million in cash and the transmitter site for this station for $1.0 million in cash. The purchase is subject to the approval of the FCC and is expected to close during the year ending December 31, 2014.

Discontinued Operations:

We ceased operating Samaritan Fundraising in December 2011 based on operating results that did not meet our expectations. All employees of this entity were terminated and we have had no material cash flows and we have had no ongoing or further involvement in the operations of this entity. The Consolidated Balance Sheets and Statements of Operations for all prior periods presented have been updated to reflect the operating results and net assets of this entity as a discontinued operation. As of December 31, 2013, assets of discontinued operations consist of net receivables due to us from prior operations. The following table sets forth the components of income (loss) from discontinued operations:

	Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Net revenues	$1,950	$38	$10
Operating expenses	2,793	196	72

Operating loss	$(843)	$(158)	$(62)
Impairment of assets used in discontinued operations	(382)	—	—

Loss from discontinued operations	$(1,225)	$(158)	$(62)
Benefit from income taxes	(484)	(63)	(25)

Loss from discontinued operations, net of tax	$(741)	$95	$(37)

During the year ended December 31, 2012, we completed or entered into the following transactions:

Debt

On December 12, 2012, we redeemed $4.0 million of the Terminated 9 5/8% Notes for $4.1 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.2 million pre-tax loss on the early retirement of debt, including approximately $17,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

On June 1, 2012, we redeemed $17.5 million of the Terminated 9 5/ 8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

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

Equity

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

Acquisitions

On December 3, 2012, we began operating radio station WGTK-FM, Greenville, South Carolina under an LMA with the owner. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. The acquisition of this radio station closed on February 5, 2013.

On November 1, 2012, we began operating radio station WTOH-FM, Columbus, Ohio under an LMA with the owner. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. The acquisition of this radio station closed on February 15, 2013.

On October 1, 2012, we completed the acquisition of Godvine.com for $4.2 million. Godvine.com is a Christian video website and media platform that increases our online presence and offers significant exposure on Facebook with over 2.8 million Facebook fans. We believe that the addition of Godvine.com makes Salem Web Network the largest online destination for Christian content with an average of 5.8 million unique visits per month.

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

A summary of our business acquisitions and asset purchases for the year ended December 31, 2012, none of which were individually or in aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
October 1, 2012	Godvine.com (business acquisition)	$4,200
August 31, 2012	WLCC-AM, Tampa, Florida (business acquisition)	1,150
August 30, 2012	Sermonspice.com (business acquisition)	3,000
May 15, 2012	Churchangel.com and rchurch.com (asset purchase)	165
April 10, 2012	WKDL-AM, Warrenton, Virginia (business acquisition)	30
January 13, 2012	KTNO-AM, Dallas, Texas (business acquisition)	2,150

		$10,695

The total acquisition consideration was allocated to the net assets acquired as follows:

	Broadcast Assets Acquired	Internet Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Asset
Property and equipment	$2,235	$289	$2,524
Broadcast licenses	1,086	—	1,086
Goodwill	9	2,283	2,292
Customer lists and contracts	—	767	767
Software	—	309	309
Customer relationships	—	927	927
Domain and brand names	—	2,711	2,711
Non-compete	—	106	106
Liabilities
Subscriber liabilities assumed	—	(27)	(27)

	$3,330	$7,365	$10,695

During the year ended December 31, 2011, we completed or entered into the following transactions:

Debt

On December 12, 2011, we redeemed $12.5 million of the Terminated 9 5/ 8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

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

On September 6, 2011, we repurchased $5.0 million of the Terminated 9 5/8% Notes due 2016 for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

On June 1, 2011, we redeemed $17.5 million of the Terminated 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issue costs associated with the 9 5/8% Notes.

Acquisitions and Dispositions

On December 21, 2011, we completed the acquisition of radio station KTEK-AM in Houston, Texas for $2.6 million, which includes $1.0 million of cash and $1.6 million netted against the unpaid portion of our note receivable. We began operating the station on March 5, 2010, pursuant to a long-term TBA. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the closing date. We previously sold the assets of KTEK-AM on March 28, 2008 for $7.8 million, which included $4.5 million in cash and $3.3 million in notes receivable of which we collected $1.8 million. Our 2011 purchase was partially funded by the unpaid portion of the note of $1.5 million.

On March 28, 2011, we completed the acquisition of the Internet business, WorshipHouseMedia.com, an on-line church media and video ministry website, for $6.0 million in cash. WorshipHouseMedia.com offers users worship and small group resources, including movie illustrations, song tracks, worship backgrounds, small group video curriculum and worship software, to churches that may face budget, time and in-house talent constraints. The site also includes WorshipHouseKids, which offers similar products designed to meet the needs of children’s ministry media in the church. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. The acquisition resulted in goodwill of $2.1 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

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

A summary of our business acquisitions for the year ended December 31, 2011, none of which were individually or in aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
December 21, 2011	KTEK-AM, Houston, Texas (business acquisition)	$2,601
March 28, 2011	WorshipHouseMedia.com (business acquisition)	6,000
March 14, 2011	WBZS-AM, Pawtucket, Rhode Island (business acquisition)	550

		$9,151

The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast Assets Acquired	Net Internet Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Asset
Property and equipment	$1,018	$8	$1,026
Broadcast licenses	2,130	—	2,130
Goodwill	3	2,143	2,146
Customer lists and contracts	—	80	80
Domain and brand names	—	457	457
Internally developed software	—	311	311
Customer relationships	—	2,451	2,451
Other amortizable intangible assets	—	550	550

	$3,151	$6,000	$9,151

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2012	2013
	(Dollars in thousands)
Land	$28,846	$29,748
Buildings	24,663	24,695
Office furnishings and equipment	37,935	38,794
Antennae, towers and transmitting equipment	74,897	76,454
Studio and production equipment	29,234	29,819
Computer software and website development costs	18,859	21,653
Record and tape libraries	65	65
Automobiles	1,107	1,139
Leasehold improvements	16,721	17,414
Construction-in-progress	2,963	4,362

	$235,290	$244,143
Less accumulated depreciation	(135,823)	(145,215)

	$99,467	$98,928

Depreciation expense was approximately $12.5 million, $12.3 million and $12.4 million for the years ended December 31, 2011, 2012, and 2013, respectively, which includes depreciation of $53,000 for each of the years ended December 31, 2011, 2012 and 2013 on a radio station tower that was valued at $0.8 million under a capital lease obligation. Accumulated depreciation associated with the capital lease was $238,000, $291,000 and $344,000 at December 31, 2011, 2012 and 2013, respectively.

During June 2012, based on changes in managements’ planned usage, land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with this land based on the estimated sale price. In December 2012, after several purchase offers for the land were terminated, we obtained a third party valuation for the land. Based on this fair value appraisal, we recorded an additional $1.2 million impairment charge associated with the land. There were no indications of impairment present during the period ending December 31, 2013 and it is our intent to continue to pursue the sale of this land.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of December 31, 2013	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-Lived Asset Held for Sale	$1,700			$1,700	$6,808

NOTE 5. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2013
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,572	$(14,232)	$3,340
Domain and brand names	12,700	(8,124)	4,576
Favorable and assigned leases	2,358	(1,701)	657
Other amortizable intangible assets	4,096	(3,876)	220

	$36,726	$(27,933)	$8,793

	As of December 31, 2012
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,213	$(12,665)	$4,548
Domain and brand names	11,015	(7,192)	3,823
Favorable and assigned leases	1,649	(1,594)	55
Other amortizable intangible assets	3,997	(3,670)	327

	$33,874	$(25,121)	$8,753

Based on the amortizable intangible assets as of December 31, 2013, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2014	$2,851
2015	2,170
2016	1,343
2017	944
2018	729
Thereafter	756

Total	$8,793

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a new senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount of 4.50% for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For the twelve months ended December 31, 2013, approximately $0.2 million of the discount has been recognized as interest expense.

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

On December 30, 2013, we repaid $0.8 million in principal on the Term Loan B. We recorded a $3,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. On September 30, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $16,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. On June 28, 2013, we repaid $4.0 million in principal on the Term Loan B. We recorded a $14,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount. As of December 31, 2013, accrued interest on the Term Loan B was approximately $36,000.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of December 31, 2013, our leverage ratio was 5.49 to 1 compared to our compliance covenant of 6.75 and our interest coverage ratio was 3.16 compared to our compliance ratio of 1. We were in compliance with our debt covenants under the credit facility at December 31, 2013.

Terminated Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of Terminated 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the Terminated 9 5/8% Notes, which were due in full in December 2016. The Terminated 9 5/ 8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding Terminated 9 5/8% Notes. As of December 31, 2012, accrued interest on the Terminated 9 5/ 8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the Terminated 9 5/ 8% Notes based on the effective interest method. For each of the twelve months ended December 31, 2013 and 2012, approximately $37,000 and $0.2 million of the discount, respectively, was recognized as interest expense.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the Terminated 9 5/8% Notes. We issued a notice of redemption to redeem any of the Terminated 9 5/8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding Terminated 9 5/ 8% Notes to satisfy and discharge Salem’s obligations under the indenture for the Terminated 9 5/8% Notes. The carrying value of the Terminated 9 5/8% Notes was $212.6 million at December 31, 2012. There are no outstanding Terminated 9 5/8% Notes as of the effectiveness of the redemption.

Information regarding repurchases and redemptions of the Terminated 9 5/8% Notes are as follows:

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

Terminated Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a Revolver (“Terminated Revolver”). We amended the Terminated Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement, to redeem applicable portions of the Terminated 9 5/8% Notes. The calculation of the “Available Amount” also pertained to the payment of dividends when the leverage ratio was above 5.0 to 1.

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

Terminated Subordinated Debt due to Related Parties

On November 17, 2011, we entered into the Terminated Subordinated Debt due Related Parties with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s Board of Directors. Pursuant to the related agreements, Mr. Epperson committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we also entered into a subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6 million for a total line of credit of up to $12 million.

The proceeds of the Terminated Subordinated Debt due to Related Parties could be used to repurchase a portion of the Terminated 9 5/8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Terminated Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit were required to be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts were borrowed. The Terminated Subordinated Debt due to Related Parties did not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013, we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Terminated Subordinated Debt due to Related Parties and related agreements effective as of May 3, 2013. There are no outstanding balances on the Terminated Subordinated Debt due to Related Parties as of the repayment date.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2012	2013
	(Dollars in thousands)
Term Loan B	$—	$289,939
Revolver	—	—
Terminated Revolver	33,000	—
Terminated 9 5/8% senior secured second lien notes due 2016	212,622	—
Terminated Subordinated debt	7,500	—
Terminated Subordinated Debt due to Related Parties	15,000	—
Capital leases and other loans	858	854

	268,980	290,793
Less current portion	(20,108)	(3,121)

	$248,872	$287,672

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2013:

•	Outstanding borrowings of $291.3 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%.

Other Debt

We enter capital leases for copiers and various other pieces of office equipment. The obligations recorded at December 31, 2012 and 2013 represent the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2013 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
2014	$3,121
2015	3,107
2016	3,094
2017	3,101
2018	3,091
Thereafter	275,279

$290,793

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

As of December 31, 2013, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$65	$65	$—	$—
Trade accounts receivable, net	37,627	37,627	—	—
Fair value of interest rate swap	3,177	—	3,177	—
Fair value of earn-out contingent payment	616	—	—	616
Liabilities
Accounts payable	3,960	3,960	—	—
Accrued expenses	7,888	7,888	—	—
Accrued interest	37	37	—	—
Long-term debt	287,672	287,672	—	—

NOTE 8. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2009 through 2012.

The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following:

	December 31,
	2011	2012	2013
	(Dollars in thousands)
Current:
Federal	$(8)	$8	$—
State	282	198	193

	274	206	193

Deferred:
Federal	4,425	3,649	(1,075)
State	1,411	(3,702)	(3,310)

	5,836	(53)	(4,385)

Provision for (benefit from) income taxes	$6,110	$153	$(4,192)

Discontinued operations are reported net of the tax benefit of $0.5 million in 2011, $(0.06) million in 2012 and $(0.02) million in 2013.

The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2012	2013
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$6,146	$6,786
Net operating loss, AMT credit and other carryforwards	58,702	71,246
State taxes	103	90
Other	3,014	3,322

Total deferred tax assets	67,965	81,444
Valuation allowance for deferred tax assets	(2,913)	(2,868)

Net deferred tax assets	$65,052	$78,576

Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	$5,032	$3,840
Excess of net book value of intangible assets for financial reporting purposes over tax basis	100,040	109,133
Interest rate swap	—	1,251
Unrecognized tax benefits	1,325	933

Total deferred tax liabilities	106,397	115,157

Net deferred tax liabilities	$(41,345)	$(36,581)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2012	2013
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$6,248	$6,876
Deferred income tax liability per balance sheet	(47,593)	(43,457)

	$(41,345)	$(36,581)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$4,364	$1,637	$(2,411)
Effect of state taxes, net of federal	1,102	(2,278)	(2,025)
Permanent items	696	788	270
ISO benefit	—	—	—
Other, net	(52)	6	(26)

Provision for income taxes	$6,110	$153	$(4,192)

At December 31, 2013, we had net operating loss carryforwards for federal income tax purposes of approximately $155.6 million that expire in 2020 through 2033 and for state income tax purposes of approximately $974.6 million that expire in years 2014 through 2033. For financial reporting purposes at December 31, 2013, we had a valuation allowance of $2.9 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards that may not be realized.

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

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $14.9 million, $15.7 million and $16.9 million in 2011, 2012 and 2013, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013, are as follows:

	Related Parties	Other	Total
	(Dollars in thousands)
2014	$1,445	$9,730	$11,175
2015	1,449	9,046	10,495
2016	1,367	6,787	8,154
2017	1,042	4,809	5,851
2018	439	3,858	4,297
Thereafter	4,212	23,556	27,768

	$9,954	$57,786	$67,740

NOTE 10. STOCK INCENTIVE PLAN

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

During the year ending December 31, 2012, the Board of Directors accelerated the vesting period for two outstanding stock awards issued to two employees. This accelerated vesting resulted in additional compensation cost of $0.1 million recognized in the fourth quarter of 2012. The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$603	$933	$766
Restricted stock shares compensation expense included in corporate expenses	4	—	481
Stock option compensation expense included in broadcast operating expenses	281	305	302
Stock option compensation expense included in Internet operating expenses	52	111	253
Stock option compensation expense included in publishing operating expenses	10	19	47

Total stock-based compensation expense, pre-tax	$950	$1,368	$1,849

Tax benefit (expense) from stock-based compensation expense	(220)	(579)	(740)

Total stock-based compensation expense, net of tax	$730	$789	$1,109

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted shares using the Black-Scholes valuation model were as follows for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Expected volatility	101.49%	102.37%	100.78%
Expected dividends	0.0%	5.07%	2.05%
Expected term (in years)	7.5	8.2	6.6
Risk-free interest rate	1.64%	1.66%	1.06%

Stock option information with respect to the company’s stock-based equity plans during the three years ended December 31, 2013 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,151,998	$6.83	$5.36	5.0 years	$748
Granted	630,000	2.43	2.05		116
Exercised	(41,112)	0.59	0.42		125
Forfeited or expired	(100,494)	11.47	7.72		22

Outstanding at December 31, 2011	1,640,392	$5.01	$4.07	5.2 years	$584

Exercisable at December 31, 2011	655,228	7.56	5.47	2.9 years	414

Expected to Vest	980,189	$3.31	$3.13	6.8 years	$170
Outstanding at January 1, 2012	1,640,392	$5.01	$4.07	5.2 years	$584
Granted	626,000	2.74	1.51		1,704
Exercised	(261,205)	1.57	1.28		910
Forfeited or expired	(78,088)	14.06	8.03		10,824

Outstanding at December 31, 2012	1,927,099	$4.37	$3.45	5.4 years	$3,899

Exercisable at December 31, 2012	707,024	6.58	5.41	2.9 years	1,004

Expected to Vest	1,158,461	$3.09	$2.32	6.8 years	$2,749
Outstanding at January 1, 2013	1,927,099	$4.37	$3.45	5.4 years	$3,899
Granted	735,750	6.93	4.90		1,303
Exercised	(410,983)	3.46	2.47		1,883
Forfeited or expired	(89,799)	12.30	7.43		72

Outstanding at December 31, 2013	2,162,067	$5.09	$3.57	5.5 years	$8,491

Exercisable at December 31, 2013	514,751	6.29	4.52	2.7 years	1,919

Expected to Vest	1,564,128	$4.71	$3.28	6.4 years	$6,240

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2013 of $8.70 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2011, 2012 and 2013 was $1.0 million, $1.2 million and $0.8 million, respectively.

Non-employee directors of the company have been awarded restricted stock grants that vest one year from the date of issuance. During the twelve months ended December 31, 2013, the company granted restricted stock awards to certain members of management. These restricted stock awards vested immediately, but contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until the three-month anniversary from the grant date. The restricted stock awards were independent of option grants and were granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the date of grant.

The fair values of shares of restricted stock are determined based on the closing price of the company common stock on the grant dates. There were no restricted stock awards outstanding during the year ending December 31, 2012. Information regarding the company’s restricted stock during the years ended December 31, 2011 and 2013 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2011	10,000	$2.03
Granted
Lapsed	(10,000)	2.03
Forfeited	—

Non-Vested at December 31, 2011	—	$—

Non-Vested at January 1, 2013	—	$—
Granted	79,810	6.02
Lapsed	(79,810)	6.02
Forfeited	—	—

Non-Vested at December 31, 2013	—	$—

As of December 31, 2013, there was $2.4 million of total unrecognized compensation cost related to non-vested awards of stock options. This cost is expected to be recognized over a weighted-average period of 1.86 years.

Additional information regarding options outstanding as of December 31, 2013, is as follows:

Range of Exercise Prices	Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$0.36 - $ 3.00	997,166	5.9	$2.51	196,000	$2.00
$3.01 - $ 6.00	289,625	3.9	5.15	171,725	5.17
$6.01 - $ 9.00	728,250	6.5	6.93	—	—
$9.01 - $ 12.00	70,050	1.2	11.80	70,050	11.80
$12.01 - $ 15.00	58,475	0.9	13.88	58,475	13.88
$15.01 - $ 18.00	13,876	0.4	16.75	13,876	16.75
$18.01 - $ 21.00	4,625	0.9	18.89	4,625	18.89
$21.01 - $ 24.00	—	—	—	—	—
$24.01 - $ 25.50	—	—	—	—	—

$0.36 - $ 25.50	2,162,067	5.5	$5.09	514,751	$6.29

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

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2011, 2012 and 2013 amounted to $160,000, $165,000 and $170,000, respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board. Rental expense under these leases included in operating expense for 2011, 2012 and 2013 amounted to $1.1 million, $1.2 million and $1.2 million, respectively.

Terminated Subordinated Debt due to Related Parties

On November 17, 2011, we entered into terminated subordinated lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson had committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger had committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we entered into a line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million (together, the “Terminated Subordinated Debt due to Related Parties”).

The proceeds of the Subordinated Debt due to Related Parties may be used to repurchase a portion of Salem’s then outstanding Terminated 9 5/8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each terminated subordinated line of credit were required to be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts were borrowed. The terminated subordinated lines of credit did not contain any covenants. At December 31, 2011 and 2012, $9.0 million and $15.0 million, respectively, was outstanding under the Terminated Subordinated Debt due to Related Parties. There are no outstanding balances on the Terminated Subordinated Debt due Related Parties as of the repayment date.

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

Truth For Life—Mr. Hinz, Mr. Riddle and Mrs. Weinberg

Truth For Life is a non-profit organization that is a customer of Salem Communications. During 2011, 2012 and 2013, the company billed Truth For Life approximately $1.9 million, $2.1 million and $2.1 million, respectively, for airtime on its stations. Mr. Hinz, a director of the company was an active member of the board of directors of Truth for Life during 2009 and through September 2010. Mr. Riddle, a director of the company, joined the Truth for Life board in October 2010 and remains a member of this board. Mrs. Allyson Weinberg is the wife of the company’s former director Dennis M. Weinberg, who did not stand for re-election to the board at the 2013 Annual Meeting of Stockholders. Mrs. Weinberg joined the board of Truth for Life in April 2011 and remains a member of this board.

Know the Truth—Mr. Riddle

Know the Truth is a non-profit organization that is a customer of Salem Communications. During 2011, 2012 and 2013, the company billed Know the Truth approximately $0.3 million, $0.4 million and $0.4 million, respectively, for airtime on its stations. Mr. Riddle, a director of the company, joined the Know the Truth board 2010 and remains a member of this board.

Split-Dollar Life Insurance

The company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. During 2011, the then existing policies were cancelled and new policies were entered. The company is the owner of the policies and is entitled to recover all of the premiums paid on these policies. The company records an asset based on the lower of the aggregate premiums paid or insurance cash surrender value. The premiums were $990,000, $193,000 and $386,000, for each of the years ended December 31, 2011, 2012 and 2013, respectively. As of December 31, 2011, 2012, and 2013 we recorded net assets of $1.1 million, $1.3 million and $1.6 million, respectively. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the company rents aircraft from a company that is owned by Edward G. Atsinger III, Chief Executive Officer and director of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis at what the company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2011, 2012 and 2013 amounted to approximately $402,000, $386,000 and $239,000, respectively.

NOTE 12. DEFINED CONTRIBUTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The plan previously allowed for a company match of 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period. The company match was temporarily suspended in July 2008 as part of an extensive cost-reduction program. The company match was reinstated effective January 1, 2012 under new terms that allow for a company match of 50% on the first 5% of the amounts contributed by each participant. During the years ending December 31, 2012 and 2013, we contributed and expensed $1.3 million and $1.4 million, respectively, in the 401(k) Plan.

NOTE 13. EQUITY TRANSACTIONS

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

The following table shows distributions that have been declared and paid since January 1, 2012:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
November 20, 2013	December 27, 2013	$0.0550	$1,376
September 12, 2013	October 4, 2013	$0.0525	1,308
May 30, 2013	June 28, 2013	$0.0500	1,240
March 18, 2013	April 1, 2013	$0.0500	1,234
November 29, 2012	December 28, 2012	$0.0350	854
August 30, 2012	September 28, 2012	$0.0350	854
May 31, 2012	June 21, 2012	$0.0350	854
March 7, 2012	March 30, 2012	$0.0350	850

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.” As a result, $1.0 million, $1.4 million and $1.8 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the year ended December 31, 2011, 2012, and 2013, respectively.

NOTE 14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected financial results of the company on a quarterly basis.

	March 31		June 30		September 30		December 31
	2012	2013	2012	2013	2012	2013	2012	2013
	(Dollars in thousands, except per share data)
Total revenue	$54,284	$55,628	$57,626	$60,136	$56,719	$58,476	$60,550	$62,694
Operating income	7,930	6,582	3,862	9,287	8,479	8,974	10,219	9,690
Net income (loss) before discontinued operations	885	(18,582)	(1,779)	5,205	3,407	5,334	2,010	5,344
Net income (loss)	$843	$(18,593)	$(1,792)	$5,201	$3,368	$5,323	$2,009	$5,333
Basic earnings (loss) per share	$0.04	$(0.75)	$(0.07)	$0.20	$0.13	$0.21	$0.08	$0.21
Basic earnings (loss) per share from continuing operations	$0.03	$(0.75)	$(0.07)	$0.20	$0.13	$0.21	$0.08	$0.21
Diluted earnings (loss) per share	$0.04	$(0.75)	$(0.07)	$0.20	$0.13	$0.21	$0.08	$0.21
Diluted earnings (loss) per share from continuing operations	$0.03	$(0.75)	$(0.07)	$0.20	$0.13	$0.21	$0.08	$0.21
Weighted average shares outstanding – basic	24,564,947	24,632,431	24,356,298	24,737,131	24,663,027	25,126,858	24,726,148	25,255,881
Weighted average shares outstanding – diluted	24,753,671	24,632,431	24,356,298	25,624,350	25,358,052	25,921,391	25,266,368	26,051,098

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

Management uses operating income before depreciation, amortization, impairments, (gain) loss on the sale or disposal of assets, as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2013
Net revenue	$183,697	$40,906	$12,331	$—	$236,934
Operating expenses	122,862	28,378	13,289	21,430	185,959

Operating income (loss) before depreciation, amortization, impairment of long-lived assets and (gain) loss on the sale or disposal of assets	$60,835	$12,528	$(958)	$(21,430)	$50,975

Depreciation	7,934	2,904	444	1,166	12,448
Amortization	154	2,654	6	—	2,814
Impairment of indefinite-lived long-term assets other than goodwill	—	—	1,006	—	1,006
Impairment of goodwill	—	—	438	—	438
(Gain) loss on the sale or disposal of assets	(274)	—	—	10	(264)

Operating income (loss)	$53,021	$6,970	$(2,852)	$(22,606)	$34,533

Year Ended December 31, 2012
Net revenue	$183,180	$33,474	$12,525	$—	$229,179
Operating expenses	120,772	25,145	12,288	18,892	177,097

Operating income (loss) before depreciation, amortization, impairment of long-lived assets and (gain) loss on the sale or disposal of assets	$62,408	$8,329	$237	$(18,892)	$52,082

Depreciation	8,274	2,438	423	1,208	12,343
Amortization	105	2,189	8	2	2,304
Impairment of indefinite-lived long-term assets other than goodwill	—	—	88	—	88
Impairment of long-lived assets	6,808	—	—	—	6,808
(Gain) loss on the sale or disposal of assets	84	(76)	—	41	49

Operating income (loss)	$47,137	$3,778	$(282)	$(20,143)	$30,490

Year Ended December 31, 2011
Net revenue	$178,731	$27,304	$12,131	$—	$218,166
Operating expenses	115,482	20,889	11,475	17,503	165,349

Operating income (loss) before depreciation, amortization, impairment of long-lived assets and (gain) loss on the sale or disposal of assets	$63,249	$6,415	$656	$(17,503)	$52,817

Depreciation	8,834	2,139	308	1,239	12,520
Amortization	136	2,186	127	2	2,451
(Gain) loss on the sale or disposal of assets	(4,332)	(11)	23	167	(4,153)

Operating income (loss)	$58,611	$2,101	$198	$(18,911)	$41,999

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2013
Property, plant and equipment, net	$82,457	$6,402	$1,596	$8,473	$98,928
Broadcast licenses	381,836	—	—	—	381,836
Goodwill	3,917	17,550	899	8	22,374
Other indefinite-lived intangible assets	—	—	868	—	868
Amortizable intangible assets, net	661	8,119	11	2	8,793
As of December 31, 2012
Property, plant and equipment, net	$82,972	$6,309	$1,271	$8,915	$99,467
Broadcast licenses	373,720	—	—	—	373,720
Goodwill	3,881	17,157	1,337	8	22,383
Other indefinite-lived intangible assets	—	—	1,873	—	1,873
Amortizable intangible assets, net	106	8,634	11	2	8,753

NOTE 16. SUBSEQUENT EVENTS

On January 10, 2014, we acquired the assets of Eagle Publishing, including Regnery Publishing, HumanEvents.com, and Redstate.com, as well as Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price of the Eagle entities is $8.5 million with $3.5 million paid in cash upon closing, $2.5 million payable in January 2015 and $2.5 million payable in January 2016. Up to an additional $8.5 million of contingent earn-out consideration $8.5 million can be paid over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016. The contingent earn out consideration will be recorded at the estimated net present value based on a weighted probability of possible payments. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

On February 7, 2014, we closed on the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash. We began operating these stations as of the closing date.

On February 28, 2014, we entered into an APA to acquire radio station WOLT-FM in Greenville, South Carolina for $1.1 million. We began operating the station under an LMA as of this date. The acquisition is subject to the approval of the FCC and is expected to close during the year ending December 31, 2014.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission using the 1992 framework. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

(c) Attestation Report of Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Singer Lewak LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Salem Communications Corporation

We have audited Salem Communications Corporation and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 3, 2014 expressed an unqualified opinion.

SingerLewak LLP

Los Angeles, California

March 3, 2014

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

2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2011, 2012 and 2013 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM COMMUNICATIONS CORPORATION

Schedule II – Valuation & Qualifying Accounts

(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Cost and Expense	Deductions Bad Debt Write-offs	Balance at End of Period
Year Ended December 31, 2011 Allowance for Doubtful Accounts	10,026	2,069	(2,795)	9,300
Year Ended December 31, 2012 Allowance for Doubtful Accounts	9,300	2,554	(2,928)	8,926
Year Ended December 31, 2013 Allowance for Doubtful Accounts	8,926	3,456	(1,573)	10,809

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1

3.02	Amended and Restated Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	000-26497	06/26/07	3.1

4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09

4.02	Indenture, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.	8-K	000-26497	12/03/09	4.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

4.03	Form of 9.625% Senior Secured Second Lien Notes due 2016 (filed as part of Exhibit 4.21).	8-K	000-26497	12/03/09	4.2

4.04	Second Lien Security Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.	8-K	000-26497	12/03/09	4.3

4.05	Registration Rights Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent and Banc of America Securities LLC, as Representative of the Initial Purchasers.	8-K	000-26497	12/03/09	4.4

4.06	Third Supplemental Indenture, dated as of November 30, 2009, among Salem Communications Holding Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	000-26497	12/03/09	4.5

10.01	Employment Agreement, dated July 1, 2013 between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	03/11/13	99.1

10.02	Employment Agreement, dated July 1, 2013 between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/09/13	10.02.07

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.03	Employment Agreement dated January 1, 2014 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	12/17/13	99.5

10.04	Employment Agreement dated January 1, 2014 between Salem Communications Holding Corporation and David Santrella.	8-K	000-26497	12/17/13	99.3

10.05	Employment Agreement dated January 1, 2014 between Salem Communications Holding Corporation and Francis W. Wright.	8-K	000-26497	12/17/13	99.2

10.06	Employment Agreement, effective as of January 1, 2014, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	12/17/13	99.4

10.07.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04

10.07.02	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06

10.07.03	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08

10.07.04	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.07.05	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02

10.07.06	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12

10.07.07	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Atsinger Family Trust/Epperson Family Limited Partnership expiring 2009.	10-K	000-26497	03/30/00	10.05.13

10.07.08	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15

10.07.09	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16

10.07.10	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.07.11	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18

10.07.12	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19

10.07.12.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01

10.07.12.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02

10.07.13	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20

10.07.14	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21

10.07.15	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K	000-26497	03/31/99	10.05.23

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.07.16	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24

10.07.17	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25

10.07.18	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20

10.07.19	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21

10.07.20	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.22

10.07.21	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23

10.07.22	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.07.23	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.07.24	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26

10.07.25	Lease Agreement, dated April 8, 2008, between Pennsylvania Media Associates, Inc. (WFIL-AM and WNTP-AM/Philadelphia, PA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.27

10.08.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.02

10.08.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.03

10.08.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.04

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.08.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.05

10.09.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through June 3, 2009).	8-K	000-26497	06/09/09	10.08.04.01

10.09.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02

10.09.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01

10.10	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11

10.11	Intercreditor Agreement dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto, Bank of America, N.A., as first lien agent and control agent and the Collateral Agent.	8-K	000-26497	12/03/09	10.1

10.12.01	Credit Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, as the borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender, L/C Issuer and a Lender, the other Lenders party thereto, Banc of America Securities LLC, as Joint Lead Arranger and Sole Book Manager, Barclays Capital and ING Capital LLC, as Joint Lead Arrangers, Barclays Capital, as Syndication Agent, and ING Capital LLC, as Documentation Agent.	8-K	000-26497	12/03/09	10.2

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.12.02	Amendment No. 1 and Waiver to Credit Agreement dated as of November 1, 2010, among Salem Communications Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender party thereto.	8-K	000-26497	11/14/10	99.2

10.12.03	Second Amendment to the Credit Agreement dated as of November 15, 2011 by and between Salem Communications Corporation and Wells Fargo Bank, N.A.	8-K	000-26497	11/21/11	10.1

10.13	First Lien Security Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	12/03/09	10.3

10.14	Increase Joinder dated as of November 1, 2010 among Salem Communications Corporation, Wells Fargo Bank, National Association, the Guarantors party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	11/4/10	99.1

10.15	Affiliate Line of Credit, dated as of November 17, 2011 between Salem Communications Corporation and Edward G. Atsinger III.	10-K	000-26497	03/9/12	10.16

10.16	Affiliate Line of Credit, dated as of November 17, 2011 between Salem Communications Corporation and Stuart W. Epperson.	10-K	000-26497	03/9/12	10.16

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.17.01	Affiliate Line of Credit dated as of May 1, 2012 between Salem Communications Corporation and Roland S. Hinz.	10-Q	000-26497	08/09/12	10.19

10.17.02	Amended and Restated Affiliate Line of Credit, dated as of September 12, 2012 between Salem Communications Corporation and Roland S. Hinz.	8-K	000-26497	09/17/12	99.1

10.18.01	Business Loan Agreement dated as of May 21, 2012 between Salem Communications Corp. and First California Bank.	10-Q	000-26497	08/09/12	10.20.01

10.18.02	Promissory Note dated May 21, 2012 between Salem Communications Corporation and First California Bank.	10-Q	000-26497	08/09/12	10.20.02

10.18.03	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, First California Bank and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.03

10.18.04	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Edward G. Atsinger III and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.04

10.18.05	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Stuart W. Epperson and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.05

10.18.06	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Roland Hinz and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.06

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.18.07	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Atsinger Family Trust and First California Bank.	10-Q	000-26497	08/09/12	10.20.07

10.18.08	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Edward G. Atsinger III and First California Bank.	10-Q	000-26497	08/09/12	10.20.08

10.18.09	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, The Stuart W. Epperson Revocable Living Trust under agreement dated January 14, 1993, as amended and First California Bank.	10-Q	000-26497	08/09/12	10.20.09

10.18.10	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Stuart W. Epperson and First California Bank.	10-Q	000-26497	08/09/12	10.20.10

10.19.01	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	8-K	000-26497	03/14/13	10.1

10.19.02	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.2

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

21	Subsidiaries of Salem Communications Corporation.	—	—	—	—	X

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.2	Consent of Bond & Pecaro, Inc., dated February 5, 2013.	—	—	—	—	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Annual Report on Form 10K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 3, 2014

	By:	/s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
March 3, 2014

	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III Edward G. Atsinger III	Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/s/ EVAN D. MASYR Evan D. Masyr	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2014

/s/ STUART W. EPPERSON Stuart W. Epperson	Chairman	March 3, 2014

/s/ DAVID DAVENPORT David Davenport	Director	March 3, 2014

/s/ ROLAND S. HINZ Roland S. Hinz	Director	March 3, 2014

/s/ JONATHAN VENVERLOH Jonathan Venverloh	Director	March 3, 2014

/s/ RICHARD A. RIDDLE Richard A. Riddle	Director	March 3, 2014

/s/ FRANK WRIGHT Frank Wright	Director	March 3, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

21	Subsidiaries of Salem Communications Corporation.

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.

23.3	Consent of Bond & Pecaro, Inc.

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Annual Report on Form 10K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.