Form 10-Q
period 2014-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2014-05-09
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 1, 2014
Common Stock, $0.01 par value per share	19,592,736 shares

Class B	Outstanding at May 1, 2014
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2013	March 31, 2014
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65	$278
Trade accounts receivable (net of allowance for doubtful accounts of $10,809 in 2013 and $11,116 in 2014)	37,627	36,021
Other receivables	720	2,098
Inventories (net of reserves of $2,562 in 2014)	—	564
Prepaid expenses	4,049	5,639
Deferred income taxes	6,876	6,876
Assets held for sale	1,700	1,700
Assets of discontinued operations	8	—

Total current assets	51,045	53,176

Notes receivable (net of allowance of $548 in 2013 and $968 in 2014)	1,866	2,240
Fair value of interest rate swap	3,177	2,081
Property, plant and equipment (net of accumulated depreciation of $145,215 in 2013 and $148,255 in 2014)	98,928	99,639
Broadcast licenses	381,836	383,606
Goodwill	22,374	24,709
Other indefinite-lived intangible assets	868	868
Amortizable intangible assets (net of accumulated amortization of $27,933 in 2013 and $29,542 in 2014)	8,793	16,897
Deferred financing costs	4,130	3,962
Other assets	2,096	1,769

Total assets	$575,113	$588,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,960	$3,897
Accrued expenses	7,888	12,760
Accrued compensation and related expenses	6,913	7,778
Accrued interest	37	18
Deferred revenue	9,721	13,488
Income tax payable	142	191
Current portion of long-term debt and capital lease obligations	3,121	2,439

Total current liabilities	31,782	40,571

Long-term debt and capital lease obligations, less current portion	287,672	288,445
Deferred income taxes	43,457	43,429
Deferred revenue	9,965	10,515
Other liabilities	452	4,076

Total liabilities	373,328	387,036

Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,803,303 and 21,905,636 issued and 19,485,653 and 19,587,986 outstanding at December 31, 2013 and March 31, 2014, respectively	218	219
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2013 and March 31, 2014, respectively	56	56
Additional paid-in capital	237,579	238,717
Retained earnings (accumulated deficit)	(2,062)	(3,075)
Treasury stock, at cost (2,317,650 shares at December 31, 2013 and March 31, 2014)	(34,006)	(34,006)

Total stockholders’ equity	201,785	201,911

Total liabilities and stockholders’ equity	$575,113	$588,947

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2014
Net broadcast revenue	$43,247	$45,576
Net Internet and e-commerce revenue	9,716	12,910
Net publishing revenue	2,665	3,847

Total revenue	55,628	62,333

Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $352 and $359 for the three months ended March 31, 2013 and 2014, respectively, paid to related parties)	29,567	31,189
Internet operating expenses exclusive of depreciation and amortization shown below	6,841	9,817
Publishing operating expenses exclusive of depreciation and amortization shown below	3,023	4,419
Corporate expenses exclusive of depreciation and amortization shown below (including $135 and $171 for the three months ended March 31, 2013 and 2014, respectively, paid to related parties)	5,796	6,830
Depreciation	3,122	3,129
Amortization	693	1,608
Change in the estimated fair value of contingent earn-out consideration	—	127
(Gain) loss on the sale or disposal of assets	4	(117)

Total operating expenses	49,046	57,002

Operating income from continuing operations	6,582	5,331
Other income (expense):
Interest income	21	15
Interest expense (including $154 for the three months ended March 31, 2013 paid to related parties)	(5,723)	(3,779)
Change in the fair value of interest rate swap	(429)	(1,096)
Loss on early retirement of long-term debt	(27,721)	(8)
Net miscellaneous income and expenses	6	66

Income (loss) from continuing operations before income taxes	(27,264)	529
Provision for (benefit from) income taxes	(8,682)	98

Income (loss) from continuing operations	(18,582)	431
Income (loss) from discontinued operations	(11)	—

Net income (loss)	$(18,593)	$431

Basic earnings per share data:
Earnings (loss) per share from continuing operations	$(0.75)	$0.02
Earnings (loss) per share from discontinued operations	—	—
Basic earnings (loss) per share	$(0.75)	$0.02
Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$(0.75)	$0.02
Earnings (loss) per share from discontinued operations	—	—
Diluted earnings (loss) per share	$(0.75)	$0.02
Distributions per share	$0.05	$0.06
Basic weighted average shares outstanding	24,632,431	25,064,982

Diluted weighted average shares outstanding	24,632,431	25,881,811

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(18,582)	$431
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	820	603
Tax benefit related to stock options exercised	—	69
Depreciation and amortization	3,815	4,737
Amortization of bond issue costs and bank loan fees	343	172
Amortization and accretion of financing items	47	46
Accretion of acquisition-related deferred payments	—	214
Provision for bad debts	802	686
Deferred income taxes	(8,694)	(28)
Change in the fair value of interest rate swaps	429	1,096
Change in the estimated fair value of contingent earn-out consideration	—	127
Loss on early retirement of long-term debt	27,721	8
(Gain) loss on the sale or disposal of assets	4	(117)
Changes in operating assets and liabilities:
Accounts receivable	1,070	5,084
Prepaid expenses and other current assets	(703)	231
Accounts payable and accrued expenses	(3,631)	680
Deferred revenue	(1,569)	(3,364)
Other liabilities	(9)	(424)
Income taxes payable	(14)	49

Net cash provided by operating activities	1,849	10,300

INVESTING ACTIVITIES
Capital expenditures	(2,343)	(3,010)
Cash escrow deposits related to acquisitions	424	—
Purchases of broadcast assets and radio stations	(5,000)	(1,784)
Purchases of Internet businesses and assets	—	(4,173)
Proceeds from the sale of assets	—	2
Payment of restricted cash	(970)	—
Other	(26)	129

Net cash used in investing activities	(7,915)	(8,836)

FINANCING ACTIVITIES
Payments to redeem Terminated 9 5/8% Notes	(212,597)	—
Proceeds from borrowings under Term Loan	298,500	—
Payments under Term Loan B	—	(2,250)
Proceeds from borrowings under Revolver	8,537	8,610
Payments under Revolver	(4,537)	(6,291)
Payments of costs related to bank credit facility	(3,881)	(4)
Proceeds from borrowings under terminated credit facilities and subordinated debt	24,070	—
Payments under terminated credit facilities and subordinated debt	(87,220)	—
Payments to Terminated Subordinated Debt due to Related Parties	(15,000)	—
Proceeds from exercise of stock options	129	467
Payments on capital lease obligations	(31)	(32)
Payment of cash distribution on common stock	(1,234)	(1,444)
Book overdraft	(915)	(307)

Net cash provided by (used in) financing activities	5,821	(1,251)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(12)	—

Net cash outflows from discontinued operations	(12)	—

Net increase (decrease) in cash and cash equivalents	(257)	213
Cash and cash equivalents at beginning of year	380	65

Cash and cash equivalents at end of period	$123	$278

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest (including $296 paid to related parties for the three months ending March 31, 2013)	$5,895	$3,350
Cash paid for income taxes	$23	$8
Other supplemental disclosures of cash flow information:
Trade revenue	$1,109	$1,628
Trade expense	$1,085	$1,367
Non-cash investing and financing activities:
Seller financed note due directly to seller of station assets	$2,000	$—
Estimated present value of contingent earn-out consideration	$—	$2,047
Deferred payments due 2014 under asset purchase agreement	$—	$200
Present value of deferred cash payments (due 2015)	$—	$2,392
Present value of deferred cash payments (due 2016)	$—	$2,289

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

Information with respect to the three months ended March 31, 2013 and 2014 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

The balance sheet at December 31, 2013 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a diversified multi-media company with integrated business operations covering radio broadcasting, content programming, the Internet and publishing. Our programming is intended for audiences interested in Christian and family-themed content and conservative news talk.

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

Internet and e-commerce has been a significant area of growth for Salem and continues to be a prime focus for our future development. Salem Web Network™ (“SWN”) and our other Internet businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s Internet portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites include Townhall.com™ and HotAir.com. Townhall.com also operates Twitchy.com and as of January 10, 2014, Human Events.com and RedState.com. All of our digital content is accessible through our radio station websites that also promote local content of interest to our audiences throughout the United States.

Our Internet and e-commerce segment also operates church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com. We offer books, DVD’s and editorial content developed by our on-air personalities through the Salem Consumer Products website. As of January 10, 2014, our Internet and e-commerce segment includes e-book sales through Regnery Publishing; Eagle Financial Publications of digitally delivered newsletters that feature market analysis and investment advice; and Eagle Wellness, offering complementary health advice as well as nutritional products.

Our acquisition of Regnery Publishing on January 10, 2014, represents a major shift in our publishing segment. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Laura Ingraham, Mark Steyn and Dinesh D’Souza. Our publishing segment also includes Salem Publishing™, a producer and distributor of Christian and conservative opinion print magazines and Xulon Press™, a print-on-demand self-publishing service for Christian authors.

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

We may enter into Local Marketing Agreements (“LMAs”) contemporaneously with entering an Asset Purchase Agreement (“APA”) to acquire or sell a radio station. We may also enter into Time Brokerage Agreements (TBAs”). Typically, both LMAs and TBAs are contractual agreements under which the station owner / licensee makes airtime available to a programmer / licensee in exchange for a fee and reimbursement of certain expenses. LMAs and TBAs are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws.

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of March 31, 2014 we did not consolidate any entities with which we entered into LMA’s or TBA’s under the guidance in FASB ASC Topic 810.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include: (1) asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) inventory reserves; (6) reserves for royalty advances; (7) self-insurance reserves; (8) fair value of equity awards; (9) estimated lives for tangible and intangible assets; (10) fair value measurements; (11) contingency reserves; (12) probabilities associated with the potential for contingent earn-out consideration; and (13) sales returns and allowances. These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 69% of our total assets as of March 31, 2014 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 Fair Value Measurements and Disclosures as Level 3 inputs discussed in detail in Note 14 to our Condensed Consolidated Financial Statements. There were no indications of impairment as of the period ending March 31, 2014.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment present as of the period ending March 31, 2014.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the three months ending March 31, 2014, we completed or entered into the following transactions:

Debt

On March 31, 2014, we repaid $2.3 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

Equity

On March 6, 2014, we announced a quarterly distribution in the amount of $0.0575 per share on Class A and Class B common stock. The quarterly distribution of $1.4 million was paid on March 31, 2014 to all Class A and Class B common stockholders of record as of March 17, 2014.

Acquisition of Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, Redstate.com, Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million due January 2015 and $2.5 million due January 2016. We paid an additional $0.4 million of costs upon closing associated with liabilities incurred by the seller. The deferred payments due January 2015 and January 2016 were recorded at their present value of $2.4 million and $2.3 million, respectively.

We may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $2.0 million. The estimated fair value of the contingent earn-out consideration was determined using a probability weighted discounted cash flow model. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 14 to our Condensed Consolidated Financial Statements. The fair value of the contingent earn-out consideration will be reviewed quarterly over the remaining three year earn-out period based on actual revenue earned as compared to the estimated revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. There were no changes in our estimates as of the quarter ending March 31, 2014.

We believe that strong author relationships, assembled creative talent agreements and the loyal readers of Eagle publications, as well as our ability to market and promote these products through our existing media platform, provides future economic benefits to us. We have recorded goodwill of $2.3 million representing the excess value of these future economic benefits.

Other Acquisitions

On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash. We began operating these stations as of the closing date. KDIS-FM, Little Rock, Arkansas began programming on March 31, 2014 and reflect station revenue in the accompanying Condensed Consolidated Statement of

Operations as of that date. KRDY-AM, San Antonio, Texas began programming on May 1, 2014 and accordingly, does not reflect station revenues in the accompanying Condensed Consolidated Statement of Operations. We recorded goodwill of $18,000 associated with the excess value of these entities attributable to existing tower sites and the audience reach.

Throughout the three months ending March 31, 2014, we have acquired domain names associated with our Internet segment, including IBeliveInJesus.com, for an aggregate amount of approximately $0.2 million.

A summary of our business acquisitions and asset purchases for the three months ended March 31, 2014, none of which were material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
February 7, 2014	KDIS-FM, Little Rock Arkansas and KRDY-AM, San Antonio, Texas (business acquisition)	$1,984
January 10, 2014	Eagle Publishing (business acquisition)	10,628
Various	Purchase of Internet domains (asset purchases)	173

		$12,785

The results of operations of the acquisitions are included in our consolidated results of operations from their respective dates of acquisition date, LMA date, or launch of programming date as applicable. Under the acquisition method of accounting as specified in FASB ASC Topic 805 Business Combinations, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction.

Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. Acquisitions may include contingent consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts. We may retain a third-party appraiser to estimate the fair value of the acquired net assets as of the acquisition date. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various asset categories in our financial statements. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third party reports for reasonableness of the assigned values. We believe that these valuations and analysis provide appropriate estimates of the fair value for net assets acquired.

Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees are expensed as incurred in corporate operating expenses.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes and the present value of any contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 14 -Fair Value Measurements. The following table summarizes the total acquisition consideration for the three months ended March 31, 2014:

Description	Total Consideration
(Dollars in thousands)
Cash payments	$5,957
Escrow deposits paid in prior years	200
Deferred cash payments made related to prior year acquisition	(100)
Present value of deferred cash payments (due 2015)	2,392
Present value of deferred cash payments (due 2016)	2,289
Present value of estimated fair value of contingent earn-out consideration	2,047

Total purchase price consideration	$12,785

The total acquisition consideration was allocated to the net assets acquired as follows:

	Broadcast Assets Acquired	Internet Assets Acquired	Publishing Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$195	$929	$3,929	$5,053
Developed websites	—	539	38	577
Broadcast licenses	1,771	—	—	1,771
Goodwill	18	2,128	189	2,335
Customer lists and contracts	—	2,232	509	2,741
Domain and brand names	—	1,872	827	2,699
Subscriber base and lists	—	2,446	—	2,446
Author relationships	—	—	1,682	1,682
Non-compete agreements	—	79	66	145
Liabilities
Deferred revenue & royalties assumed	—	(3,779)	(2,885)	(6,664)

	$1,984	$6,446	$4,355	$12,785

Pending Transactions

On February 28, 2014, we entered into an APA to acquire radio station WRTH-FM (formerly WOLT-FM) in Greenville, South Carolina for $1.1 million. We began operating the station under an LMA as of this date. The acquisition closed May 6, 2014.

On November 13, 2013, we entered into an APA to acquire radio station WOCN-AM, Miami, Florida and the related transmitter site for $2.2 million in cash. The acquisition is subject to the approval of the FCC and is expected to close during the year ending December 31, 2014.

Discontinued Operations

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

The following table sets forth the components of the loss from discontinued operations:

Three Months Ended March 31, 2013
(Dollars in thousands)
Net revenues	$—
Operating expenses	(16)

Operating loss	$(16)
Benefit from income taxes	(5)

Loss from discontinued operations, net of tax	$(11)

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our recent acquisitions include contingent consideration, the fair value of which was estimated on the acquisition date as the present value of the expected contingent payments, determined using a probability weighted discounted cash flow based on probabilities of possible future payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet the targets and discount rates used in the calculation. Should the actual results of the acquired business increase or decrease as compared to our estimate and assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 14 to our Condensed Consolidated Financial Statements. Any changes in the estimated fair value of contingent earn-out consideration, up to the contractual amounts, will be reflected in our results of operations in future periods as they are identified. Any changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

On December 10, 2013, we recorded an estimate of contingent earn-out consideration payable upon achievement of page view milestones over a two year period related to our acquisition of Twitchy.com. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $1.2 million total contingent earn-out consideration at $0.6 million as of the closing date. During the three month period ending March 31, 2014, we noted that actual page views were slightly higher than those expected at the time of our original projections. We increased our page view estimates and revised the probability weighted discounted cash flow model for our updated projections. We recorded a $0.1 million increase in the estimated fair value of the contingent earn-out consideration, which is reflected in our results of operations for the current period. We will review our estimates quarterly over the remaining earn-out period of 1.75 years.

On January 10, 2014, we recorded an estimate of contingent earn-out consideration payable upon achievement of certain revenue benchmarks over a three year period related to acquisition of Eagle entities. Using a probability-weighted discounted cash flow model, we recorded the estimated fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date. We will review our estimates quarterly over the three year earn-out period.

The following table reflects the changes in the present value of our acquisition related contingent earn-out consideration for the three months ended March 31, 2014:

	Three months ending March 31, 2014
	(dollars in thousands)
	Short Term Accrued Expenses	Long Term Other Liabilities	Total
Beginning Balance as of January 1, 2014	$329	$287	$616
Acquisitions	692	1,355	2,047
Accretion of acquisition-related contingent consideration	23	37	60
Change in fair value of contingent earn-out consideration	104	23	127
Payments	—	—	—

Ending Balance as of March 31, 2014	$1,148	$1,702	$2,850

NOTE 6. STOCK INCENTIVE PLAN

The company has one stock incentive plan. The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the company to grant stock options and restricted stock to employees, directors, officers and advisors of the company. A maximum of 5,000,000 shares are authorized under the Plan. Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated upon the occurrence of certain corporate transactions of the company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. We recognize non-cash stock-based compensation expense related to the estimated fair value of stock options granted in accordance with FASB ASC Topic 718 Compensation—Stock Compensation.

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Stock option compensation expense included in Corporate expenses	$78	$405
Restricted stock shares compensation expense included in Corporate expenses	481	—
Stock option compensation expense included in Broadcast operating expenses	169	125
Stock option compensation expense included in Internet operating expenses	74	58
Stock option compensation expense included in Publishing operating expenses	18	15

Total stock-based compensation expense, pre-tax	$820	$603
Tax provision for stock-based compensation expense	(328)	(241)

Total stock-based compensation expense, net of tax	$492	$362

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Expected volatility	100.78%	86.84%
Expected dividends	2.05%	2.51%
Expected term (in years)	6.6	7.5
Risk-free interest rate	1.06%	2.36%

Stock option information with respect to the company’s stock-based equity plans during the three months ended March 31, 2014 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,162,067	$5.09	$3.57	5.5 years	$8,491
Granted	10,000
Exercised	(102,333)
Forfeited or expired	(39,275)

Outstanding at March 31, 2014	2,030,459	$5.00	$3.51	5.4 years	$10,535

Exercisable at March 31, 2014	735,714	$6.03	$4.36	3.5 years	$3,314

Expected to Vest	1,229,362	$4.41	$3.02	6.5 years	$6,857

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 31, 2014 of $9.99 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the three months ended March 31, 2013 and 2014 was $0.8 million and $1.5 million, respectively.

As of March 31, 2014, there was $1.9 million of total unrecognized compensation cost related to non-vested awards of stock options. This cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

Changes to accounting principles are established by the FASB in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be not applicable to our financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB ASC Topic 740, Income Taxes, (“FASB ASU 2013-11”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, an amendment to FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC Topic 815”). The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities (“FASB ASC Topic 405”). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

NOTE 8. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 Compensation-Stock Expense. As a result, $0.8 million and $0.6 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three months ended March 31, 2013 and 2014, respectively.

The following table shows distributions that have been declared and paid since January 1, 2013:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
March 6, 2014	March 31, 2014	$0.0575	$1,444
November 20, 2013	December 27, 2013	$0.0550	1,376
September 12, 2013	October 4, 2013	$0.0525	1,308
May 30, 2013	June 28, 2013	$0.0500	1,240
March 18, 2013	April 1, 2013	$0.0500	1,234

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. Based on the number of shares of Class A and Class B currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $5.8 million for the year ending December 31, 2014.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

Salem Communications Corporation has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Salem Communications Corporation other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a new senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For the three months ended March 31, 2013 and 2014, approximately $9,000 and $46,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, in which time the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter beginning on September 30, 2013 for the Term Loan B. Prepayments may be made against the outstanding balance of our Term Loan B. Each repayment of the outstanding Term Loan B is applied ratably to each of the next four principal installments thereof in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

On March 31, 2014, we repaid $2.3 million in principal on the Term Loan B and paid interest due as of that date. We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount on the principal repaid. As of March 31, 2014, accrued interest on the Term Loan B was $0 and there is no current portion of the Term Loan B due in the next twelve months.

Information regarding repayments of our Term Loan B is as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
March 31, 2014	$2,250	$8
December 30, 2013	750	3
September 30, 2013	4,000	16
June 28, 2013	4,000	14

The Revolver has a term of five years. We report outstanding balances on our Revolver as short-term based on use of the Revolver to fund ordinary and customary operating cash needs with repayments made frequently. We believe that the borrowing capacity under our Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of March 31, 2014, our leverage ratio was 5.52 to 1 compared to our compliance covenant of 6.50 and our interest coverage ratio was 3.56 compared to our compliance ratio of 2.0. We were in compliance with our debt covenants under the credit facility at March 31, 2014.

Terminated Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of our 9 5/8% Notes Senior Secured Second Lien Notes due 2016 (“Terminated 9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the Terminated 9 5/8% Notes, which were due in full in December 2016. The Terminated 9 5/8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding Terminated 9 5/8% Notes. As of December 31, 2012, accrued interest on the Terminated 9 5/8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the Terminated 9 5/8% Notes based on the effective interest method. For each of the twelve months ended December 31, 2013 and 2012, approximately $37,000 and $0.2 million of the discount, respectively, was recognized as interest expense.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the Terminated 9 5/8% Notes. We issued a notice of redemption to redeem any of the Terminated 9 5/8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding Terminated 9 5/8% Notes to satisfy and discharge Salem’s obligations under the indenture for the Terminated 9 5/8% Notes. The carrying value of the Terminated 9 5/8% Notes was $212.6 million at December 31, 2012. There are no outstanding Terminated 9 5/8% Notes as of the effectiveness of the redemption.

Information regarding repurchases and redemptions of the Terminated 9 5/8% Notes is as follows:

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

Terminated Senior Credit Facility

On December 1, 2009, we entered into a Revolver (“Terminated Revolver”). We amended the Terminated Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement, to redeem applicable portions of the Terminated 9 5/8% Notes. The calculation of the “Available Amount” also pertained to the payment of dividends when the leverage ratio was above 5.0 to 1.

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

The Terminated Revolver was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $0.9 million pre-tax loss on the early retirement of long-term debt related to unamortized credit facility fees. There was no outstanding balance on the Terminated Revolver as of the termination date.

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

The FCB loan was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $33,000 pre-tax loss on the early retirement of long-term debt for unamortized credit facility fees. There was no outstanding balance on the FCB Loan as of the termination date.

Terminated Subordinated Debt due to Related Parties

On November 17, 2011, we entered into subordinated lines of credit “Terminated Subordinated Debt due Related Parties” with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s Board of Directors. Pursuant to the related agreements, Mr. Epperson committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we also entered into a subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6 million for a total line of credit of up to $12 million.

The proceeds of the Terminated Subordinated Debt due to Related Parties could be used to repurchase a portion of the Terminated 9 5/8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Terminated Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit were required to be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts were borrowed. The Terminated Subordinated Debt due to Related Parties did not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013, we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Terminated Subordinated Debt due to Related Parties and related agreements effective as of May 3, 2013. There were no outstanding balances on the Terminated Subordinated Debt due to Related Parties as of the repayment date.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2013	As of March 31, 2014
	(Dollars in thousands)
Term Loan B	$289,939	$287,743
Revolver	—	2,318
Capital leases and other loans	854	823

	290,793	290,884
Less current portion	(3,121)	(2,439)

	$287,672	$288,445

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2014:

•	Outstanding borrowings of $289.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $2.3 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2013 and March 31, 2014 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2014 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2015	$2,439
2016	3,098
2017	3,095
2018	3,104
2019	3,087
Thereafter	276,061

$290,884

NOTE 10. DEFERRED FINANCING COSTS

Deferred financing costs consist of bank loan fees incurred upon entering our Term Loan B and Revolver as of March 14, 2013. The costs are being amortized over the seven year term of the Term Loan B and the five year term of the Revolver as an adjustment to interest expense. Deferred financing costs were $4.1 million and $4.0 million at March 31, 2013 and 2014, respectively.

NOTE 11. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2014
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,911	$(14,539)	$5,372
Domain and brand names	15,399	(8,520)	6,879
Favorable and assigned leases	2,358	(1,726)	632
Subscriber base and lists	4,302	(2,060)	2,242
Author relationships	2,245	(767)	1,478
Non-compete agreements	888	(594)	294
Other amortizable intangible assets	1,336	(1,336)	—

	$46,439	$(29,542)	$16,897

	As of December 31, 2013
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,170	$(13,830)	$3,340
Domain and brand names	12,700	(8,124)	4,576
Favorable and assigned leases	2,358	(1,701)	657
Subscriber base and lists	1,856	(1,856)	—
Author relationships	563	(563)	—
Non-compete agreements	743	(550)	193
Other amortizable intangible assets	1,336	(1,309)	27

	$36,726	$(27,933)	$8,793

Based on the amortizable intangible assets as of March 31, 2014, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2014 (Apr – Dec)	$4,579
2015	4,838
2016	2,921
2017	1,520
2019	1,305
Thereafter	1,734

Total	$16,897

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

Options to purchase 2,580,033 and 2,030,459 shares of Class A common stock were outstanding at March 31, 2013 and 2014, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of March 31, 2013 and 2014 there were 675,808 and 816,829 dilutive shares, respectively.

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

Under FASB ASC Topic 815 Derivatives and Hedging the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $2.1 million as of March 31, 2014, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14.

NOTE 14. FAIR VALUE ACCOUNTING

FASB ASC Topic 820 Fair Value Measurements and Disclosures established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defines three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the FASB ASC Topic 820 hierarchy are as follows:

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

As of March 31, 2014, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	March 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$278	$278	$—	$—
Trade accounts receivable, net	36,021	36,021	—	—
Fair value of interest rate swap	2,081	—	2,081	—
Liabilities:
Accounts payable	3,897	3,897	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	12,760	11,612	—	1,148
Accrued interest	18	18	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	4,076	2,374	—	1,702
Long-term debt	290,884	290,884	—	—

NOTE 15. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 Income Taxes. There were no adjustments to the balance of our unrecognized tax benefits as of March 31, 2013 and 2014. At December 31, 2013, we had $0.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of March 31, 2014 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

NOTE 17. SEGMENT DATA

FASB ASC Topic 280 Segment Reporting requires companies to provide certain information about their operating segments. We operate in three segments — radio broadcasting, Internet and publishing — of which our radio broadcasting and Internet segment are reportable segments. Our radio broadcasting segment operates radio stations throughout the United States, as well as various radio networks and our National sales group. Our Internet segment operates all of our websites, digital publications and consumer product sales. Our publishing segment operates Regnery Publishing, our print magazines and Xulon Press, a print-on-demand book publisher.

Management uses operating income before depreciation, amortization, impairments and (gain) loss on sale or disposal of assets, as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Internet and e-commerce	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2014
Net revenue	$45,576	$12,910	$3,847	$—	$62,333
Operating expenses	31,189	9,817	4,419	6,830	52,255

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$14,387	$3,093	$(572)	$(6,830)	$10,078

Depreciation	1,988	753	101	287	3,129
Amortization	28	1,278	302	—	1,608
Change in estimated fair value of contingent earn-out consideration	—	127	—	—	127
(Gain) loss on disposal of assets	(117)	—	—	—	(117)

Operating income (loss) from continuing operations	$12,488	$935	$(975)	$(7,117)	$5,331

Three Months Ended March 31, 2013
Net revenue	$43,247	$9,716	$2,665	$—	$55,628
Operating expenses	29,567	6,841	3,023	5,796	45,227

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$13,680	$2,875	$(358)	$(5,796)	$10,401

Depreciation	1,973	743	116	290	3,122
Amortization	35	656	2	—	693
(Gain) loss on disposal of assets	4	—	—	—	4

Operating income (loss) from continuing operations	$11,668	$1,476	$(476)	$(6,086)	$6,582

	Radio Broadcast	Internet and e-commerce	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2014
Inventories	$—	$387	$177	$—	$564
Property, plant and equipment, net	82,291	6,960	2,006	8,382	99,639
Broadcast licenses	383,606	—	—	—	383,606
Goodwill	3,936	19,677	1,088	8	24,709
Other indefinite-lived intangible assets	—	—	868	—	868
Amortizable intangible assets, net	633	13,454	2,809	1	16,897
As of December 31, 2013
Property, plant and equipment, net	$82,457	$6,402	$1,596	$8,473	$98,928
Broadcast licenses	381,836	—	—	—	381,836
Goodwill	3,917	17,550	899	8	22,374
Other indefinite-lived intangible assets	—	—	868	—	868
Amortizable intangible assets, net	661	8,119	11	2	8,793

NOTE 18. SUBSEQUENT EVENTS

On April 14, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

On May 6, 2014, we completed the acquisition of WRTH-FM (formerly WOLT-FM) in Greenville, South Carolina for $1.1 million. We began operating this station under an LMA as of February 28, 2014.

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

Nielsen Audio has developed technology to collect data for its ratings service. The Portable People MeterTM (“PPM”) is a small device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is already in a number of our markets and is scheduled to be introduced in more markets in the future. In markets where we subscribe to Nielsen Audio under the PPM, our ratings have been less consistent. PPM data can fluctuate when changes are made to the “panel” (a group of individuals holding PPM devices). As a result, all radio broadcast stations, including ours, are susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time.

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising time during election years for political advertisements. Quarterly revenue from the sale of block programming time does not tend to vary significantly because program rates are generally set annually and are recognized on a per program basis. We currently program 40 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 27 News Talk stations, 12 Contemporary Christian Music stations, 10 Business format stations, and eight Spanish-language Christian Teaching and Talk stations. The business format features financial experts, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2013, we sold 97 % of our broadcast revenue for cash. Our general policy is not to preempt advertising paid for in cash with advertising paid for in trade.

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

Internet & e-commerce Segment

Internet and e-commerce has been a significant area of growth for Salem and continues to be a prime focus for our future development. Salem Web Network™ (“SWN”) and our other Internet businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s Internet portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites include Townhall.com™ and HotAir.com. Townhall.com also operates Twitchy.com and as of January 10, 2014, Human Events.com and RedState.com. All of our digital content is accessible through our radio station websites that also promote local content of interest to our audiences throughout the United States.

Our Internet and e-commerce segment also operates church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com. We offer books, DVD’s and editorial content developed by our on-air personalities through the Salem Consumer Products website. As of January 10, 2014, our Internet and e-commerce segment includes e-book sales through Regnery Publishing; Eagle Financial Publications of digitally delivered newsletters that feature market analysis and investment advice; and Eagle Wellness, offering complementary health advice as well as nutritional products.

Our Internet and e-commerce revenues are generated from streaming services, sales of digital advertising, sales of videos, digital e-mail subscriptions and consumer products including e-book sales, DVD’s, editorial materials created by our on-air hosts, and wellness products. The revenues of these businesses are reported as Internet and e-commerce revenue on our Consolidated Statements of Operations. Similarly to our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter over quarter comparisons based on the date in which the Easter holiday is observed as this holiday generates a higher volume of video downloads associated with church products. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs and (vi) costs of goods sold associated with Eagle Wellness products.

Publishing Segment

Our acquisition of Regnery Publishing on January 10, 2014, represents a major shift in our publishing segment. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Laura Ingraham, Mark Steyn and Dinesh D’Souza.

Our publishing segment also includes Salem Publishing™, a producer and distributor of Christian and conservative opinion print magazines and Xulon Press™, a print-on-demand self-publishing service for Christian authors.

Publishing revenues includes book publishing revenues and sales of advertising in and subscriptions to our print magazines. Xulon Press™ generally earns revenue from fees paid by authors in association with the publishing, editing and marketing of their books. Revenues of these entities are reported as publishing on our Consolidated Statements of Operations. Book publishing revenues and cash flows are typically higher in the second and fourth quarter of each year when bigger titles are released. Print magazine revenues are higher in the second and fourth quarter as we publish more titles in those quarters. Similarly to our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising placement during election years for political advertisements.

The primary operating expenses incurred by Salem Publishing™ include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) printing and production costs, including paper costs, (v) cost of goods sold and (vi) inventory reserves associated with Regnery Publishing.

OVERVIEW

Our radio-broadcasting segment derives revenue primarily from the sale of block programming time and advertising, both at a national and local level.

Our principal sources of broadcast revenue include:

•	the sale of block program time, both to national and local program producers;

•	the sale of advertising time on our radio stations, both to national and local advertisers;

•	the sale of advertising time on our national radio network; and

•	revenue derived from radio station sponsored events.

The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•	audience share;

•	how well our stations perform for our clients;

•	the size of the market;

•	the general economic conditions in each market; and

•	supply and demand on both a local and national level.

Our principal sources of Internet and e-commerce revenue include:

•	the sale of digital advertising;

•	the support and promotion to stream third-party content on our websites;

•	e-books;

•	digital e-mail and newsletter subscriptions;

•	product sales and royalties for on-air host materials including editorial publications;

•	nutritional product sales; and

•	video and graphic downloads.

Our principal sources of publishing revenue include:

•	the sale of books;

•	subscription fees for our magazines;

•	the sale of print magazine advertising; and

•	fees from authors for book publishing.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The following factors affected our results of operations and cash flows for the three months ended March 31, 2014 as compared to the same period of the prior year:

Financing

•	On March 31, 2014, we repaid $2.3 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

•	On March 6, 2014, we announced a quarterly distribution in the amount of $0.0575 per share on Class A and Class B common stock. The quarterly distribution of $1.4 million was paid on March 31, 2014 to all Class A and Class B common stockholders of record as of March 17, 2014.

Acquisitions

•	On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash. We began operating these stations as of the closing date. KDIS-FM, Little Rock, Arkansas began programming on March 31, 2014 and reflect station revenue in the accompanying condensed consolidated statement of operations as of that date. KRDY-AM, San Antonio, Texas began programming on May 1, 2014 and accordingly, does not reflect station revenues in the accompanying condensed consolidated statement of operations.

•	On January 10, 2014, we acquired entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, Redstate.com, Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million due January 2015 and $2.5 million due January 2016. We paid an additional $0.4 million of costs upon closing associated with liabilities incurred by the seller. The deferred payments due January 2015 and January 2016 were recorded at their present value of $2.4 million and $2.3 million, respectively. Up to an additional $8.5 million of contingent earn-out consideration can be paid over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016. The contingent earn-out consideration was recorded at the estimated fair value of $2.0 million. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, will be reflected in our results of operations in future periods as they are identified.

•	We recorded an increase in the fair value of the contingent earn-out consideration of $0.1 million associated with our December 2013 acquisition of Twitchy.com, which is reflected in our results of operations for the current period. We will review our estimates quarterly over the remaining earn-out period of 1.75 years. Up to an additional $1.2 million of contingent earn-out consideration can be paid over the remaining term of 1.75 years based on the achievement of certain page view milestones established in the purchase agreement. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, will be reflected in our results of operations in future periods as they are identified.

Net Broadcast Revenue

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$43,247	$45,576	$2,329	5.4%	77.7%	73.1%
Same Station Net Broadcast Revenue	$43,198	$45,427	$2,229	5.2%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2013		2014
	(Dollars in thousands)
Block program time:
National	$10,657	24.6%	$11,158	24.5%
Local	7,949	18.4%	8,379	18.4%

	18,606	43.0%	19,537	42.9%
Advertising:
National	3,093	7.2%	3,684	8.1%
Local	14,756	34.1%	14,950	32.8%

	17,849	41.3%	18,634	40.9%
Infomercials	1,444	3.3%	1,068	2.3%
Network	3,446	8.0%	4,013	8.8%
Other	1,902	4.4%	2,324	5.1%

Net broadcast revenue	$43,247	100.0%	$45,576	100.0%

Block programming revenue increased $0.9 million, of which $0.4 million was generated from national ministries on our Christian Teaching & Talk format stations and $0.3 million was generated from local block programming revenue on our News Talk format stations. The increases reflect a greater number of programmers featured on-air with corresponding increases in demand for premium time slots that results in realization of higher rates.

Advertising revenues reflect an increase of $0.5 million in political advertisements on our broadcast stations associated with local and congressional elections and a $0.3 million increase in national advertising through SMR and VMR. The increase in national advertising reflects a higher demand from the motion picture industry, auto makers and consumer-based products partially offset by a $0.1 million decline advertisements from national rep firms.

The decline in infomercial revenues of $0.4 million reflects our ongoing effort to rebrand our stations. We continue to promote our stations through various local events and speaking engagements. Our rebranding efforts away from infomercials are to focus on offering our listeners programming and content that is consistent with our company values.

The increase in network revenues reflects the increase in compensation received for network programs in select markets and increases in distribution of SRN programming.

Other revenue includes a $0.4 million increase in listener purchase program revenue, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers.

On a same-station basis, net broadcast revenue was favorably impacted by the increase in political advertising with $0.7 million recognized in 2014 in local & national advertising and network revenue compared to $0.2 million in 2013.

Internet and e-commerce Revenue

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Internet and e-commerce Revenue	$9,716	$12,910	$3,194	32.9%	17.5%	20.7%

We continue to acquire and build websites to deliver our content to viewers. On January 10, 2014, we acquired and began operating Eagle Financial Publications, Eagle Wellness and Regnery Publishing, which has an e-book segment, each of which is reported in our Internet and e-commerce segment. During 2013, we acquired Christnotes.org, Godupdates.org as well as Twitchy.com which we began operating on December 10, 2013. The $3.2 million increase in Internet and e-commerce revenues includes $2.8 million of revenue associated with Eagle entities and approximately $0.1 million of revenue associated with Twitchy.com. Advertising and remnant sales increased $0.6 million due to an increase in the number of advertisements sold, which was partially offset by a decline in video and graphic downloads due to the timing of the Easter holiday in the second quarter of 2014 as compared to the first quarter of 2013.

Publishing Revenue

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$2,665	$3,847	$1,182	44.4%	4.8%	6.2%

Our acquisition of Regnery Publishing on January 10, 2014 represents a key opportunity for our publishing segment. Regnery Publishing generated $0.9 million in net book sales revenue, comprised of $1.4 million in gross sales exclusive of e-books, less estimated sales returns and allowances of $0.5 million. Our print-on-demand book publisher, Xulon Press, increased revenue from the sale of books by $0.2 million based on a higher volume of books sold and increased revenue from author submission fees by $0.2 million attributable to an increase in the number of authors utilizing our services. Our print magazines remain challenged with declining subscriber levels, showing a decrease in subscriber revenue and reductions in advertising revenues based on lower distribution levels of $0.1 million.

Broadcast Operating Expenses

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$29,567	$31,189	$1,622	5.5%	53.2%	50.0%
Same Station Net Broadcast Operating Expenses	$29,448	$30,959	$1,511	5.1%

Broadcast operating expenses reflect increases associated with higher revenues, including a $0.9 million increase in personnel-related costs including sales commissions, a $0.7 million increase in advertising costs, a $0.2 million increase in facility-related costs based on additional locations associated with station acquisitions. The increase in broadcast operating expenses on a same-station basis reflect the impact of these items net of start-up costs associated with format changes and station launches.

Internet Operating Expenses

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$6,841	$9,817	$2,976	43.5%	12.3%	15.7%

During 2014, we acquired Eagle Financial Publications, Eagle Wellness and Regnery Publishing, which has an e-book segment, the expenses of which are reported as Internet operating expenses. The increase in operating expenses of $3.0 million includes $1.6 million of operating costs incurred by Eagle entities. Consistent with higher revenues, personnel and related costs including sales commissions increased $0.7 million and streaming and hosting expenses increased $0.3 million, each exclusive of amounts shown for Eagle. Additionally, our station websites incurred higher costs of $0.4 million associated with Internet operations partially offset by cost savings generated from Salem Consumer Products entity. We utilize cost and operational efficiencies where possible by consolidating administrative and technical support, as well as the use of shared facilities and other resources.

Publishing Operating Expenses

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$3,023	$4,419	$1,396	46.2%	5.4%	7.1%

During 2014, we acquired Regnery Publishing, a book publisher reported within our publishing segment exclusive of e-book operations. We began operating Regnery Publishing on January 10, 2014 and recognized $1.2 million of expenses associated with this entity. Our print-on-demand book publisher, Xulon Press, incurred an additional $0.2 million of personnel-related costs associated with higher employee headcount to meet production demands associated with higher revenues from sales volume. We utilize cost and operational efficiencies where possible by consolidating administrative and technical support, as well as the use of shared facilities and other resources.

Corporate Expenses

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$5,796	$6,830	$1,034	17.8%	10.4%	11.0%

Corporate expenses include shared general and administrative services. The increase over the same period of the prior year includes a $1.0 million increase in personnel-related costs and a $0.2 million increase in travel and entertainment expenses that were partially offset by a $0.1 million decline in non-cash stock-based compensation expense.

Depreciation Expense

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,122	$3,129	$7	0.2%	5.6%	5.0%

Depreciation expense has remained consistent relative to that of the same period of the prior year.

Amortization Expense

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$693	$1,608	$915	132.0%	1.2%	2.6%

Amortization expense increased due to the intangible assets acquired with Christnotes.org, Godupdates.org and Twitchy.com, in the latter half of 2013 and intangible assets acquired in January 2014 with our acquisition of Eagle entities. These intangible assets include advertising agreements, customer lists and domain names, with estimated useful lives ranging from one to five years.

Change in Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Change in estimated fair value of contingent earn-out consideration	$—	$127	$127	100.0%	—%	0.2%

On December 10, 2013, we recorded an estimate of contingent earn-out consideration payable upon achievement of page view milestones over a two year period related to our acquisition of Twitchy.com. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $1.2 million total contingent earn-out consideration at $0.6 million present value as of the closing date. During the three month period ending March 31, 2014, we noted that actual page views were slightly higher than those expected at the time of our original projections. We increased our page view estimates and revised the probability weighted discounted cash flow model for our updated projections. We recorded a $0.1 million increase in the estimated fair value of the contingent earn-out consideration, which is reflected in our results of operations for the current period. We will review our estimates quarterly over the remaining earn-out period of 1.75 years. Any changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

(Gain) Loss on the Sale or Disposal of Assets

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$4	$(117)	$(121)	(3,025.0)%	—%	(0.2)%

The net gain on the sale or disposal of assets for the three months ended March 31, 2014 includes $0.1 million of insurance proceeds from a damage claim associated with one of our market as well as other insignificant fixed asset and equipment disposals.

Other Income (Expense)

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$21	$15	$(6)	(28.6)%	—%	—%
Interest Expense	(5,723)	(3,779)	1,944	(34.0)%	(10.3)%	(6.1)%
Change in the fair value of interest rate swaps	(429)	(1,096)	(667)	155.5%	(0.8)%	(1.8)%
Loss on early retirement of long-term debt	(27,721)	(8)	27,713	(100.0)%	(49.8)%	—%
Net miscellaneous income and (expenses)	6	66	60	1,000.0%	—%	0.1%

Interest income represents earnings on excess cash. Interest expense reflects a decrease of $1.9 million due to the lower cost of capital under our Term Loan B as compared to our Terminated 9 5/8% Notes which were repurchased in March 2013 in a cash tender offer launched on February 25, 2013 (“Tender Offer”). The change in the fair value of interest rate swaps reflect the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013. Net miscellaneous income and expenses includes royalty income from our real estate properties.

The loss on early retirement of long-term debt of $27.7 million for the three months ending March 31, 2013 includes $26.9 million from the repurchase of $212.6 million of our 9 5/8% Notes Senior Secured Second Lien Notes due 2016 (“Terminated 9 5/8% Notes”) and $0.8 million associated with the termination of our then existing credit facilities in conjunction with the new Term Loan B and Revolver.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$(8,682)	$98	$8,780	(101.1)%	(15.6)%	0.2%

In accordance with FASB ASC Topic 740 Income Taxes, our tax provision for income taxes was $0.1 million for the three months ended March 31, 2014 compared to a tax benefit of $8.7 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 21.3% for the three months ended March 31, 2014 compared to 31.8% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss From Discontinued Operations, Net of Tax

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(11)	$—	$11	(100.0)%	—%	—%

The loss from discontinued operations for the three months ended March 31, 2013 relates to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (Loss)

	Three Months Ended March 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$(18,593)	$431	$19,024	102.3%	(33.4)%	0.7%

We recognized net income of $0.4 million compared to a loss of $18.6 million in the same period of the prior year. The change reflects the impact on the prior year of the $27.7 million loss from the early retirement of long-term debt and a $1.3 million decline in income from continuing operations due to higher operating expenses, an $8.8 million increase in our tax provision, and a $0.6 million charge associated with the change in fair value of our swap agreement offset by a $1.9 million reduction in interest expense resulting from our new debt agreement entered March 2013 that did not benefit that quarter.

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

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

STATION OPERATING INCOME. SOI increased $0.7 million, or 5.2%, to $14.4 million for the three months ended March 31, 2014, compared to $13.7 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI remained consistent at 31.6%. On a same station basis, SOI increased $0.7 million, or 5.2%, to $14.5 million for the three months ended March 31, 2014 from $13.8 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI remained consistent at 31.8%.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to net income as presented in our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Station operating income	$13,680	$14,387
Plus Internet and e-commerce revenue	9,716	12,910
Plus publishing revenue	2,665	3,847
Less Internet operating expenses	(6,841)	(9,817)
Less publishing operating expenses	(3,023)	(4,419)
Less corporate expenses	(5,796)	(6,830)
Less depreciation and amortization	(3,815)	(4,737)
Less change in estimated fair value of contingent earn-out consideration	—	(127)
Less gain (loss) on sale or disposal of assets	(4)	117

Operating income from continuing operations	$6,582	$5,331
Plus interest income	21	15
Less interest expense	(5,723)	(3,779)
Less change in fair value of interest rate swaps	(429)	(1,096)
Less loss on early retirement of long-term debt	(27,721)	(8)
Less net miscellaneous income and expenses	6	66
Less provision for (benefit from) income taxes	8,682	(98)
Less discontinued operations	(11)	—

Net income (loss)	$(18,593)	$431

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to acquisitions and upgrades of radio station and network assets, contingent consideration, revenue recognition, sales returns and allowances, allowance for doubtful accounts, goodwill and other non-intangible assets, uncertain tax positions, valuation allowance (deferred taxes), royalty reserves and liabilities, long-term debt and debt covenant compliance, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates are critical accounting policies that affect the preparation of our Condensed Consolidated Financial Statements.

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. We may retain a third-party appraiser to estimate the fair value of these radio stations and networks assets. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various asset categories in our financial statements. The estimated fair value assigned to the FCC license and other assets are subjective in nature and require careful consideration and judgment. Management reviews the third party reports for reasonableness of the assigned values. We believe that these valuations and analysis provide appropriate estimates of the fair value for net assets acquired.

Property, plant and equipment are recorded at their estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees are expensed as incurred in corporate operating expenses.

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

Accounting for acquisitions and of businesses

We account for business acquisitions in accordance with the acquisition method of accounting as specified in FASB ASC Topic 805 Business Combinations. The total acquisition consideration is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. Acquisitions may include contingent consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts. We may retain a third-party appraiser to estimate the fair value of the acquired net assets as of the acquisition date. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various asset categories in our financial statements. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third party reports for reasonableness of the assigned values. We believe that these valuations and analysis provide appropriate estimates of the fair value for net assets acquired.

Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees are expensed as incurred in corporate operating expenses.

Accounting for contingent consideration

Acquisitions may include contingent consideration, the fair value of which is estimated on the acquisition date as the present value of the expected contingent payments, determined using a probability weighted discounted cash flow model for probabilities of possible future payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet the targets and discount rates used in the calculation. Should the actual results of the acquired business increase or decrease as compared to our estimate and assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contractual amounts, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

Revenue recognition

Revenues are recognized when pervasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the price to the customer is fixed or determinable and collection of the arrangement fee is reasonably assured.

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing. Revenues from the sale of advertising in our magazines are recognized upon publication. Revenue from the sale of subscriptions to our publications and newsletters is recognized over the life of the subscription. Revenue from book sales is recorded when shipment occurs. Revenue from the sale of services is recognized when the services are rendered. Revenue net of estimated sales returns and allowances from product sales are recognized upon shipment.

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

Sales returns

We provide for estimated returns for products sold with the right of return, primarily book sales associated with Regnery Publishing and nutritional products sold through Eagle Wellness. We record an estimate of these product returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance of our products. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or its market.

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

Advertising time that our radio stations exchange for goods and/or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue included in broadcast revenue for the three months ended March 31, 2013 and 2014 was approximately $1.1 million and $1.6 million, respectively, and barter expenses for the three months ended March 31, 2013 and 2014 was approximately $1.0 million and $1.4 million, respectively.

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

Accounting for discontinued operations

We regularly review underperforming assets to determine if a sale might be a better way to monetize the assets. When a station, group of stations, or other asset groups are considered for sale, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 Discontinued Operations. This pronouncement specifies that the operations and cash flow of the entity disposed of, or to be sold, have or will be eliminated from the ongoing operations as a result of the disposal and that we will not have significant continuing involvement in the operations after the disposal transaction. For our radio stations, we define a cluster as a group of radio stations operating in the same geographic market, sharing the same building, equipment, and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. General Managers are compensated based on the results of their cluster as a whole, not the results of any individual radio stations. We have determined that a radio market qualifies for a discontinued operation when management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), the sale is probable, and the sale will result in the exit of a particular geographic market.

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

The markets and entities that we have accounted for as a discontinued operation are explained in more fully in “Note 4 – Acquisitions and Recent Transactions.”

Goodwill and other indefinite-lived intangible assets

Approximately 69% of our total assets as of March 31, 2014 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 Fair Value Measurements and Disclosures as Level 3 inputs discussed in detail in Note 14 to our Condensed Consolidated Financial Statements.

Impairment of long-lived assets

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 Income Taxes. There were no adjustments to the balance of our unrecognized tax benefits as of March 31, 2013 and 2014. At December 31, 2012, we had $0.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of March 31, 2014 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Royalty advances to authors

Royalties due to book authors are paid in advance and capitalized. Royalties are expensed as the related book revenues are earned or when we determine that future recovery of the royalty is not likely. We reviewed historical data associated with royalty advances, earnings and recoverability based on actual results of Regnery Publishing. Historically, the longer the unearned portion of an advance remains outstanding, the less likely it is that we will recover the advance through the sale of the book. We apply this historical experience to outstanding royalty advances to estimate the likelihood of recovery. A provision was established to expense the balance of any unearned advance which we believe is not recoverable. Our analysis also considers other discrete factors, such as death of an author, any decision to not pursue publication of a title, poor market demand or other relevant factors.

Inventory

Our inventory on hand consists of published books and wellness Products. Inventory is recorded at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method.

Inventory reserves

We reviewed historical data associated with book and wellness product inventories held by Regnery Publishing and Eagle Wellness. We utilized this historical data associated with sales returns and allowances and royalty reserves, as well as overall economic conditions and product demand, to estimate the fair value of inventory on hand. A provision has been established to expense the balance of unsold inventory for which we believe the cost to be unrecoverable.

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

Under FASB ASC Topic 815 Derivatives and Hedging the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $2.1 million as of March 31, 2014, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 14 to our Condensed Consolidated Financial Statements.

Fair value accounting

FASB ASC Topic 820 Fair Value Measurements and Disclosures established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations or cash flows. We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption of the fair value provisions of FASB ASC Topic 820 to nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As of March 31, 2014, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	March 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$278	$278	$—	$—
Trade accounts receivable, net	36,021	36,021	—	—
Fair value of interest rate swap	2,081	—	2,081	—
Liabilities:
Accounts payable	3,897	3,897	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	12,760	11,612	—	1,148
Accrued interest	18	18	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	4,076	2,374	—	1,702
Long-term debt	290,884	290,884	—	—

Stock-based compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718 Compensation—Stock Compensation. We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Communications common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include: (1) asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) inventory reserves; (6) reserves for royalty advances; (7) self-insurance reserves; (8) fair value of equity awards; (9) estimated lives for tangible and intangible assets; (10) fair value measurements; (11) contingency reserves; (12) probabilities associated with the potential for contingent earn-out consideration; and (13) sales returns and allowances. These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

LIQUIDITY AND CAPITAL RESOURCES

While our focus continues to be on deleveraging the company, we have recently completed several strategic acquisitions, including Twitchy.com in December 2013 and Eagle Publishing in January 2014. These acquisitions each contain contingent earn-out considerations based on future operating results. We believe that these contingent earn-out considerations provide some degree of protection with regard to cash outflows should the acquisitions not meet our expectations. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and the notes from operating cash flow, borrowings under the Revolver and, if necessary, proceeds from the sale of selected assets or radio stations.

In March 2013, we entered into a the Term Loan B and Revolver, repurchased or redeemed all of the $213.5 million aggregate principal amount of our Terminated 9 5/8% Notes, and terminated our prior credit facilities, FCB Loan and our Subordinated Debt due to Related Parties. We believe that the borrowing capacity under the Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. We have repaid $11.0 million of principal outstanding under the Term Loan B, exceeding the contractual repayments required to date of $2.3 million. We expect to incur lower interest expense as a result of the Term Loan B and Revolver as compared to our prior external sources of credit.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. We expect to incur additional capital expenditures of approximately $7.7 million during the remainder of 2014.

In recent years, we have recognized impairment charges on non-amortizable intangible assets such as FCC licenses and mastheads. These impairment charges are non-cash in nature and have not impacted our liquidity or compliance with our debt covenants.

Cash Flows

Cash and cash equivalents increased $0.2 million to $0.3 million as of March 31, 2014 compared to $0.1 million as of December 31, 2013. Working capital decreased $6.6 million to $12.6 million as of March 31, 2014, compared to $19.2 million as of December 31, 2013. During the three months ending March 31, 2014, the balances outstanding under our consolidated debt agreements ranged from $291.3 million to $294.7 million. These balances were ordinary and customary based on our operating and investing cash needs during this time.

The following events impacted our liquidity and capital resources during the three months ended March 31, 2014:

•	We repaid $2.3 million of principal outstanding on the Term Loan B;

•	Capital expenditures increased $0.7 million to $3.0 million from $2.3 million for the same period of the prior year;

•	Our Day’s Sales Outstanding decreased to 68 days as of March 31, 2014 compared to 74 days for the same period of the prior year;

•	Cash paid for acquisitions increased $0.9 million to $5.9 million from $5.0 million for the same period of the prior year;

•	We paid cash distributions of $1.4 million, or $0.0575 per share of Class A and Class B common stock, on March 31, 2014;

•	Based on the number of shares of Class A and Class B common stock currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $5.8 million; and

•	Our net income from continuing operations increased $19.0 million to a net income of $0.4 million from a net loss of $18.6 million for the same period of the prior year.

Credit Facilities

Salem Communications Corporation has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Salem Communications Corporation other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a new senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount of 4.50% for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For the three months ended March 31, 2013 and 2014, approximately $9,000 and $46,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, in which time the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter beginning on September 30, 2013 for the Term Loan B. Prepayments may be made against the outstanding balance of our Term Loan B. Each repayment of the outstanding Term Loan B is applied ratably to each of the next four principal installments thereof in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

On March 31, 2014, we repaid $2.3 million in principal on the Term Loan B and paid interest due as of that date. We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount on the principal repaid. As of March 31, 2014, accrued interest on the Term Loan B was $0 and there is no current portion of the Term Loan B due in the next twelve months.

Information regarding repayments of our Term Loan B is as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
March 31, 2014	$2,250	$8
December 30, 2013	750	3
September 30, 2013	4,000	16
June 28, 2013	4,000	14

The Revolver has a term of five years. We report outstanding balances on our Revolver as short-term based on use of the Revolver to fund ordinary and customary operating cash needs with repayments made frequently. We believe that the borrowing capacity under our Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of March 31, 2014, our leverage ratio was 5.52 to 1 compared to our compliance covenant of 6.50 and our interest coverage ratio was 3.56 compared to our compliance ratio of 2.0. We were in compliance with our debt covenants under the credit facility at March 31, 2014.

Terminated Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of Terminated 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the Terminated 9 5/8% Notes, which were due in full in December 2016. The Terminated 9 5/8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding Terminated 9 5/8% Notes. As of December 31, 2012, accrued interest on the Terminated 9 5/8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the Terminated 9 5/8% Notes based on the effective interest method. For each of the twelve months ended December 31, 2013 and 2012, approximately $37,000 and $0.2 million of the discount, respectively, was recognized as interest expense.

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the Terminated 9 5/8% Notes. We issued a notice of redemption to redeem any of the Terminated 9 5/8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding Terminated 9 5/8% Notes to satisfy and discharge Salem’s obligations under the indenture for the Terminated 9 5/8% Notes. The carrying value of the Terminated 9 5/8% Notes was $212.6 million at December 31, 2012. There are no outstanding Terminated 9 5/8% Notes as of the effectiveness of the redemption.

Information regarding repurchases and redemptions of the Terminated 9 5/8% Notes is as follows:

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

Terminated Senior Credit Facility

On December 1, 2009, we entered into a Revolver (“Terminated Revolver”). We amended the Terminated Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement, to redeem applicable portions of the Terminated 9 5/8% Notes. The calculation of the “Available Amount” also pertained to the payment of dividends when the leverage ratio was above 5.0 to 1.

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

The Terminated Revolver was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $0.9 million pre-tax loss on the early retirement of long-term debt related to unamortized credit facility fees. There was no outstanding balance on the Terminated Revolver as of the termination date.

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

The FCB loan was terminated on March 14, 2013 upon entry into our current senior secured credit facility. This termination resulted in a $33,000 pre-tax loss on the early retirement of long-term debt for unamortized credit facility fees. There was no outstanding balance on the FCB Loan as of the termination date.

Terminated Subordinated Debt due to Related Parties

On November 17, 2011, we entered into subordinated lines of credit (“Terminated Subordinated Debt due Related Parties”) with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s Board of Directors. Pursuant to the related agreements, Mr. Epperson committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we also entered into a subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6 million for a total line of credit of up to $12 million.

The proceeds of the Terminated Subordinated Debt due to Related Parties could be used to repurchase a portion of the Terminated 9 5/8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Terminated Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit were required to be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts were borrowed. The Terminated Subordinated Debt due to Related Parties did not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013, we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Terminated Subordinated Debt due to Related Parties and related agreements effective as of May 3, 2013. There were no outstanding balances on the Terminated Subordinated Debt due to Related Parties as of the repayment date.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2013	As of March 31, 2014
	(Dollars in thousands)
Term Loan B	$289,939	$287,743
Revolver	—	2,318
Capital leases and other loans	854	823

	290,793	290,884
Less current portion	(3,121)	(2,439)

	$287,672	$288,445

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2014:

•	Outstanding borrowings of $289.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $2.3 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2013 and March 31, 2014 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2014 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2015	$2,439
2016	3,098
2017	3,095
2018	3,104
2019	3,087
Thereafter	276,061

$290,884

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

Under FASB ASC Topic 350 Intangibles—Goodwill and Other, indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We have incurred significant impairment losses in prior periods with regard to our indefinite-lived intangible assets.

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2014. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of March 31, 2014, we had no off-balance sheet arrangements.

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

Under FASB ASC Topic 815 Derivatives and Hedging the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $2.1 million as of March 31, 2014, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There are no material changes from the Risk Factors disclosed in the 2013 Annual Report.

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

SALEM COMMUNICATIONS CORPORATION

May 9, 2014	By:	/s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 9, 2014	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and nine months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X