Form 10-Q
period 2014-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2014-08-08
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 1, 2014
Common Stock, $0.01 par value per share	19,698,236 shares

Class B	Outstanding at August 1, 2014
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2013	June 30, 2014
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65	$232
Trade accounts receivable (net of allowance for doubtful accounts of $10,809 in 2013 and $12,950 in 2014)	37,627	35,462
Other receivables	720	2,989
Inventories (net of reserves of $2,747 in 2014)	—	740
Prepaid expenses	4,049	6,101
Deferred income taxes	6,876	6,876
Assets held for sale	1,700	1,700
Assets of discontinued operations	8	—

Total current assets	51,045	54,100

Notes receivable (net of allowance of $548 in 2013 and $1,018 in 2014)	1,866	405
Fair value of interest rate swap	3,177	708
Property, plant and equipment (net of accumulated depreciation of $145,215 in 2013 and $150,164 in 2014)	98,928	101,468
Broadcast licenses	381,836	385,548
Goodwill	22,374	24,727
Other indefinite-lived intangible assets	868	868
Amortizable intangible assets (net of accumulated amortization of $27,933 in 2013 and $31,070 in 2014)	8,793	15,398
Deferred financing costs	4,130	3,800
Other assets	2,096	1,977

Total assets	$575,113	$588,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,960	$4,065
Accrued expenses	7,888	11,783
Accrued compensation and related expenses	6,913	9,699
Accrued interest	37	404
Deferred revenue	9,721	12,580
Income tax payable	142	104
Current portion of long-term debt and capital lease obligations	3,121	1,541

Total current liabilities	31,782	40,176

Long-term debt and capital lease obligations, less current portion	287,672	287,716
Deferred income taxes	43,457	44,105
Deferred revenue	9,965	10,552
Other liabilities	452	3,945

Total liabilities	373,328	386,494

Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,803,303 and 22,006,386 issued and 19,485,653 and 19,688,736 outstanding at December 31, 2013 and June 30, 2014, respectively	218	220
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2013 and June 30, 2014, respectively	56	56
Additional paid-in capital	237,579	239,561
Retained earnings (accumulated deficit)	(2,062)	(3,326)
Treasury stock, at cost (2,317,650 shares at December 31, 2013 and June 30, 2014)	(34,006)	(34,006)

Total stockholders’ equity	201,785	202,505

Total liabilities and stockholders’ equity	$575,113	$588,999

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net broadcast revenue	$47,025	$47,855	$90,272	$93,431
Net Internet revenue	9,906	14,390	19,622	27,300
Net publishing revenue	3,205	6,392	5,870	10,239

Total net revenue	60,136	68,637	115,764	130,970

Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $359 and $364 for the three months ended June 30, 2013 and 2014, respectively, and $711 and $723 for the six months ended June 30, 2013 and 2014, respectively, paid to related parties)	30,844	33,910	60,411	65,099
Internet operating expenses exclusive of depreciation and amortization shown below	6,887	10,063	13,728	19,880
Publishing operating expenses exclusive of depreciation and amortization shown below	3,452	6,439	6,475	10,858
Corporate expenses exclusive of depreciation and amortization shown below (including $25 and $5 for the three months ended June 30, 2013 and 2014, respectively, and $160 and $176 for the six months ended June 30, 2013 and 2014, respectively, paid to related parties)	5,092	5,458	10,888	12,288
Depreciation	3,102	3,167	6,224	6,296
Amortization	688	1,529	1,381	3,137
Change in the estimated fair value of contingent earn-out consideration	—	242	—	369
Impairment of indefinite-lived long-term assets other than goodwill	345	—	345	—
Impairment of goodwill	438	—	438	—
Loss on disposal of assets	1	338	5	221

Total operating expenses	50,849	61,146	99,895	118,148

Net operating income from continuing operations	9,287	7,491	15,869	12,822
Other income (expense):
Interest income	15	26	36	41
Interest expense including $0 and $154, respectively, for the three and six months ended June 30, 2013, paid to related parties.	(3,719)	(4,068)	(9,442)	(7,847)
Change in fair value of interest rate swap	4,007	(1,373)	3,578	(2,469)
Loss on early retirement of long-term debt	(55)	—	(27,776)	(8)
Net miscellaneous income and expenses	5	14	11	80

Net income (loss) from continuing operations before income taxes	9,540	2,090	(17,724)	2,619
Provision for (benefit from) income taxes	4,335	827	(4,347)	925

Net income (loss) from continuing operations	5,205	1,263	(13,377)	1,694
Loss from discontinued operations	(4)	—	(15)	—

Net income (loss)	$5,201	$1,263	$(13,392)	$1,694

Basic earnings per share data:
Earnings (loss) per share from continuing operations	$0.20	$0.05	$(0.54)	$0.07
Earnings (loss) per share from discontinued operations	—	—	—	—
Basic earnings (loss) per share	$0.20	$0.05	$(0.54)	$0.07
Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$0.20	$0.05	$(0.54)	$0.07
Earnings (loss) per share from discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$0.20	$0.05	$(0.54)	$0.07
Distributions per share	$0.05	$0.06	$0.10	$0.12
Basic weighted average shares outstanding	24,737,131	25,172,696	24,684,781	25,118,839

Diluted weighted average shares outstanding	25,624,530	25,950,600	24,684,781	25,916,205

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(13,377)	$1,694
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	1,171	932
Tax benefit related to stock options exercised	113	77
Depreciation and amortization	7,605	9,433
Amortization of bank loan fees	511	344
Accretion of discount on Term Loan B	100	94
Accretion of acquisition-related deferred payments and contingent consideration	—	540
Provision for bad debts	1,521	1,510
Deferred income taxes	(4,578)	648
Impairment of indefinite-lived long-term assets other than goodwill	345	—
Impairment of goodwill	438	—
Change in the fair value of interest rate swap	(3,578)	2,469
Change in the estimated fair value of contingent earn-out consideration	—	369
Loss on early retirement of long-term debt	27,776	8
Loss on the sale or disposal of assets	5	221
Changes in operating assets and liabilities:
Accounts receivable	(278)	4,024
Prepaid expenses and other current assets	(793)	(407)
Accounts payable and accrued expenses	(3,878)	3,512
Deferred revenue	(1,045)	(3,733)
Other liabilities	(9)	(767)
Income taxes payable	(137)	(38)

Net cash provided by operating activities	11,912	20,930

INVESTING ACTIVITIES
Capital expenditures	(5,232)	(6,117)
Cash escrow deposits (paid) released related to acquisitions	370	(50)
Purchases of broadcast assets and radio stations	(5,000)	(4,563)
Purchases of Internet businesses and assets	—	(3,129)
Purchases of publishing businesses and assets	—	(2,774)
Proceeds from the sale of assets	—	2
Other	(162)	(228)

Net cash used in investing activities	(10,024)	(16,859)

FINANCING ACTIVITIES
Payments to redeem Terminated 9 5/8% Notes	(213,500)	—
Payment of bond premium in connection with early redemptions and repurchases of Terminated 9 5/8% Notes	(22,677)	—
Proceeds from borrowings under Term Loan	298,500	—
Payments under Term Loan B	(4,000)	(2,250)
Proceeds from borrowings under Revolver	11,500	26,392
Payments under Revolver	(11,087)	(25,718)
Payments of costs related to bank credit facility	(4,364)	(14)
Proceeds from borrowings under terminated credit facilities and subordinated debt	46,747	—
Payments under terminated credit facilities and subordinated debt	(87,220)	—
Payments to Terminated Subordinated Debt due to Related Parties	(15,000)	—
Proceeds from exercise of stock options	583	975
Payments on capital lease obligations	(63)	(62)
Payment of cash distribution on common stock	(2,474)	(2,958)
Book overdraft	875	(269)

Net cash used in financing activities	(2,180)	(3,904)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(15)	—

Net cash outflows from discontinued operations	(15)	—

Net increase (decrease) in cash and cash equivalents	(307)	167
Cash and cash equivalents at beginning of year	380	65

Cash and cash equivalents at end of period	$73	$232

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest (including $296 paid to related parties for the six months ending June 30, 2013)	$9,835	$6,682
Cash paid for income taxes	$245	$238
Other supplemental disclosures of cash flow information:
Trade revenue	$2,530	$3,524
Trade expense	$2,059	$3,379
Non-cash investing and financing activities:
Seller financed note due directly to seller of station assets	$2,000	$—
Present value of advertising credits payable	$2,427	$—
Estimated present value of contingent earn-out consideration	$—	$2,047
Deferred payments due 2014 under asset purchase agreement	$—	$300
Present value of deferred cash payments (due 2015)	$—	$893
Present value of deferred cash payments (due 2016)	$—	$2,289

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

Information with respect to the three and six months ended June 30, 2013 and 2014 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

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

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. Upon the close of all announced transactions, we will own and/or operate 104 radio stations throughout the United States. Our broadcasting business also includes Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial airtime to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

Internet and e-commerce has been a significant area of growth for Salem and continues to be a prime focus for our future development. Salem Web Network™ (“SWN”) and our other Internet businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s Internet portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites include Townhall.com™ and HotAir.com. Townhall.com also operates Twitchy.com and as of January 10, 2014, HumanEvents.com and RedState.com. All of our digital content is accessible through our radio station websites that also promote local content of interest to our audiences throughout the United States.

Our Internet and e-commerce segment also operates church product websites including WorshipHouseMedia.com, SermonSpice.com and ChurchStaffing.com. We offer books, DVD’s and editorial content developed by our on-air personalities through the Salem Consumer Products website. As of January 10, 2014, our Internet and e-commerce segment includes e-book sales through Regnery Publishing; Eagle Financial Publications distribution of digitally delivered newsletters featuring market analysis and investment advice; and Eagle Wellness, offering complementary health advice as well as nutritional products.

Our acquisition of Regnery Publishing on January 10, 2014, represents a major shift in our publishing segment. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Ed Klein, Laura Ingraham, Mark Steyn and Dinesh D’Souza. Our publishing segment also includes Salem Publishing™, a producer and distributor of Christian and conservative opinion print magazines and Xulon Press™, a print-on-demand self-publishing service for Christian authors.

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

We may enter into Local Marketing Agreements (“LMAs”) contemporaneously with entering an Asset Purchase Agreement (“APA”) to acquire or sell a radio station. We may also enter into Time Brokerage Agreements (“TBAs”). Typically, both LMAs and TBAs are contractual agreements under which the station owner / licensee makes airtime available to a programmer/licensee in exchange for a fee and reimbursement of certain expenses. LMAs and TBAs are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws.

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of June 30, 2014 we did not consolidate any entities with which we entered into LMA’s or TBA’s under the guidance in FASB ASC Topic 810.

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

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 70% of our total assets as of June 30, 2014 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 Fair Value Measurements and Disclosures as Level 3 inputs discussed in detail in Note 14 to our Condensed Consolidated Financial Statements. There were no indications of impairment present as of the period ending June 30, 2014.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment present as of the period ending June 30, 2014.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the six months ending June 30, 2014, we completed or entered into the following transactions:

Debt

On March 31, 2014, we repaid $2.3 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

Equity

On May 27, 2014, we announced a quarterly distribution in the amount of $0.06 per share on Class A and Class B common stock. The quarterly distribution of $1.5 million was paid on June 30, 2014 to all Class A and Class B common stockholders of record as of June 16, 2014.

On March 6, 2014, we announced a quarterly distribution in the amount of $0.0575 per share on Class A and Class B common stock. The quarterly distribution of $1.4 million was paid on March 31, 2014 to all Class A and Class B common stockholders of record as of March 17, 2014.

Acquisition of Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, Redstate.com, Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million due January 2015 and $2.5 million due January 2016. We paid an additional $0.4 million of costs upon closing associated with liabilities incurred by the seller. On June 6, 2014, we paid $1.5 million of the $2.5 million deferred installment due January 2015. Based on the early payment, our deferred payment due January 2015 was reduced to $0.9 million. The deferred payments due January 2015 and January 2016 are recorded at their present value of $0.9 million and $2.3 million, respectively, with the discount being amortized to non-cash interest expense over the payment term using the effective interest method.

We may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $2.0 million. The estimated fair value of the contingent earn-out consideration was determined using a probability-weighted discounted cash flow model. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 14 to our Condensed Consolidated Financial Statements. The fair value of the contingent earn-out consideration will be reviewed quarterly over the remaining three year earn-out period based on actual revenue earned as compared to the estimated revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent earn-out consideration are discussed in Note 5 to our Condensed Consolidated Financial Statements.

We believe that strong author relationships, assembled creative talent agreements and the loyal readers of Eagle publications, as well as our ability to market and promote these products through our existing media platform, provides future economic benefits to us. We have recorded goodwill of $2.3 million representing the excess value of these future economic benefits.

Other Acquisitions

On May 22, 2014, we completed the acquisition of radio station WOCN-AM, Miami, Florida and the related transmitter site for $2.5 million in cash. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the closing date. We will begin programming the station upon implementation of our format changes. We recorded goodwill of $12,000 associated with the excess value of this entity attributable to the existing tower site, the related transmitter site and the audience reach obtained.

On May 6, 2014, we completed the acquisition of WRTH-FM (formerly WOLT-FM) in Greenville, South Carolina for $1.1 million in cash. We began operating this station under an LMA as of February 28, 2014. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. We recorded goodwill of $6,400 associated with the excess value of this entity attributable to the existing tower site and the audience reach obtained.

On April 14, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash. We began operating these stations as of the closing date. KDIS-FM, Little Rock, Arkansas began programming on March 31, 2014, with revenue reflected as of this date in the accompanying Condensed Consolidated Statement of Operations. KRDY-AM, San Antonio, Texas began programming on June 1, 2014, with revenue reflected as of this date in the accompanying Condensed Consolidated Statement of Operations. We recorded goodwill of $18,000 associated with the excess value of these entities attributable to existing tower sites and the audience reach obtained.

Throughout the six months ending June 30, 2014, we have acquired domain names associated with our Internet segment for an aggregate amount of approximately $0.2 million.

A summary of our business acquisitions and asset purchases for the six months ended June 30, 2014, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
May 22, 2014	WOCN-AM Miami, Florida (business acquisition)	$2,450
May 6, 2014	WRTH-FM (formerly WOLT-FM), Greenville, South Carolina (business acquisition)	1,125
April 15, 2014	FM Translators, Orlando, Florida, Tampa, Florida, Omaha, Nebraska (asset purchase)	350
February 7, 2014	KDIS-FM, Little Rock Arkansas and KRDY-AM, San Antonio, Texas (business acquisition)	1,984
January 10, 2014	Eagle Publishing (business acquisition)	10,628
Various	Purchase of Internet domains (asset purchases)	203

		$16,740

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

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes and the present value of any contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 14 -Fair Value Measurements. The following table summarizes the total acquisition consideration for the six months ended June 30, 2014:

Description	Total Consideration
(Dollars in thousands)
Cash payments	$10,466
Escrow deposits paid in prior years	1,345
Deferred cash payments made related to prior year acquisition	(300)
Present value of deferred cash payments (due 2015)	893
Present value of deferred cash payments (due 2016)	2,289
Present value of estimated fair value of contingent earn-out consideration	2,047

Total purchase price consideration	$16,740

The total acquisition consideration was allocated to the net assets acquired as follows:

	Broadcast Assets Acquired	Internet Assets Acquired	Publishing Assets Acquired	Net Assets Acquired
		(Dollars in thousands)
Assets
Property and equipment	$1,927	$929	$3,929	$6,785
Developed websites	—	539	38	577
Broadcast licenses	3,946	—	—	3,946
Goodwill	36	2,128	189	2,353
Customer lists and contracts	—	2,232	509	2,741
Domain and brand names	—	1,886	843	2,729
Subscriber base and lists	—	2,446	—	2,446
Author relationships	—	—	1,682	1,682
Non-compete agreements	—	79	66	145
Liabilities
Deferred revenue & royalties assumed	—	(3,779)	(2,885)	(6,664)

	$5,909	$6,460	$4,371	$16,740

Pending Transactions

On May 29, 2014, we entered into an APA to acquire radio station KXXT-FM in Phoenix, Arizona for $0.6 million. We began operating the station under an LMA as of June 6, 2014. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. The acquisition is subject to the approval of the FCC and is expected to close during the year ending December 31, 2014.

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

The following table sets forth the components of the loss from discontinued operations:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(Dollars in thousands)
Net revenues	$11	$11
Operating expenses	(19)	(35)

Operating loss	$(8)	$(24)
Benefit from income taxes	(4)	(9)

Loss from discontinued operations, net of tax	$(4)	$(15)

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Two of our recent acquisitions include contingent consideration, the fair value of which was estimated on the acquisition date as the present value of the expected future contingent payments; determined using a probability-weighted discounted cash flow based on probabilities of possible future payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet the targets and discount rates used in the calculation. Should the actual results of the acquired business increase or decrease as compared to our estimate and assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 14 to our Condensed Consolidated Financial Statements. Any changes in the estimated fair value of contingent earn-out consideration, up to the contractual amounts, will be reflected in our results of operations in future periods as they are identified. Any changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

On December 10, 2013, we recorded an estimate of contingent earn-out consideration payable upon achievement of page view milestones over a two year period related to our acquisition of Twitchy.com. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $1.2 million total contingent earn-out consideration at the present value of $0.6 million as of the closing date. During each of the three month periods ending March 31, 2014 and June 30, 2014, we observed actual page views that were slightly higher than those expected at the time of our projections. We increased our page view estimates and revised the probability-weighted discounted cash flow model for the updated projections. We recorded a $0.1 million increase in the estimated fair value of the contingent earn-out consideration for the three months ending March 31, 2014 and $0.1 million for the three months ending June 30, 2014, which is reflected in our results of operations for three and six months ending June 30, 2014. We will review our estimates quarterly over the remaining earn-out period of 1.50 years.

On January 10, 2014, we recorded an estimate of contingent earn-out consideration payable upon achievement of certain revenue benchmarks over a three year period related to the acquisition of the Eagle entities. Using a probability-weighted discounted cash flow model, we recorded the estimated fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date. There were no changes in our estimates as of the three months ending March 31, 2014. During the three month period ending June 30, 2014, we observed actual revenues that were higher than those projected in our original estimates. We increased our revenue estimates and revised the probability-weighted discounted cash flow model for the updated projections. We recorded a $0.2 million increase in the estimated fair value of the contingent earn-out consideration for the three months ending June 30, 2014, which is reflected in our results of operations for this period. We will review our estimates quarterly over the remaining earn-out period of 2.75 years.

The following table reflects the changes in the present value of our acquisition related contingent earn-out consideration for the three and six months ended June 30, 2014:

	Three months ending June 30, 2014
	(dollars in thousands)
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
Beginning Balance as of March 31, 2014	$1,148	$1,702	$2,850
Acquisitions	—	—	—
Accretion of acquisition-related contingent consideration	26	37	63
Change in the estimated fair value of contingent earn-out consideration	206	36	242
Reclass payments due in next12 month to short-term	176	(176)	—

Ending Balance as of June 30, 2014	$1,556	$1,599	$3,155

	Six months ending June 30, 2014
	(dollars in thousands)
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
Beginning Balance as of January 1, 2014	$329	$287	$616
Acquisitions	692	1,355	2,047
Accretion of acquisition-related contingent consideration	49	74	123
Change in the estimated fair value of contingent earn-out consideration	310	59	369
Reclassification of payments due in next12 month to short-term	176	(176)	—

Ending Balance as of June 30, 2014	$1,556	$1,599	$3,155

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Dollars in thousands)
Stock option compensation expense included in Corporate expenses	$234	$215	$312	$620
Restricted stock shares compensation expense included in Corporate expenses	—	—	481	—
Stock option compensation expense included in Broadcast operating expenses	48	64	217	189
Stock option compensation expense included in Internet operating expenses	59	36	133	94
Stock option compensation expense included in Publishing operating expenses	10	14	28	29

Total stock-based compensation expense, pre-tax	$351	$329	$1,171	$932
Tax provision for stock-based compensation expense	(140)	(132)	(468)	(373)

Total stock-based compensation expense, net of tax	$211	$197	$703	$559

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Expected volatility	n/a	67.08%	100.8%	74.98%
Expected dividends	n/a	2.82%	2.05%	2.70%
Expected term (in years)	n/a	8.0	6.6	7.8
Risk-free interest rate	n/a	2.21%	1.06%	2.27%

Stock option information with respect to the company’s stock-based equity plans during the six months ended June 30, 2014 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,162,067	$5.09	$3.57	5.5 years	$8,491
Granted	25,000
Exercised	(203,083)
Forfeited or expired	(70,026)

Outstanding at June 30, 2014	1,913,958	$4.85	$3.39	5.4 years	$9,092

Exercisable at June 30, 2014	604,213	$5.72	$4.14	3.4 years	$2,537

Expected to Vest	1,243,607	$4.45	$3.04	6.3 years	$6,224

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 30, 2014 of $9.46 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the six months ended June 30, 2013 and 2014 was $0.5 million and $1.5 million, respectively.

As of June 30, 2014, there was $1.7 million of total unrecognized compensation cost related to non-vested awards of stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

Changes to accounting principles are established by the FASB in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be not applicable to our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our financial position, results of operations, cash flows, or presentation thereof.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. These amendments are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

NOTE 8. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 Compensation-Stock Expense. As a result, $0.3 million and $0.9 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six months ended June 30, 2014, respectively, in comparison to $0.4 million and $1.2 million for the three and six months ended June 30, 2013.

The following table shows distributions that have been declared and paid since January 1, 2013:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
May 27, 2014	June 30, 2014	$0.0600	$1,514
March 6, 2014	March 31, 2014	$0.0575	1,444
November 20, 2013	December 27, 2013	$0.0550	1,376
September 12, 2013	October 4, 2013	$0.0525	1,308
May 30, 2013	June 28, 2013	$0.0500	1,240
March 18, 2013	April 1, 2013	$0.0500	1,234

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. Based on the number of shares of Class A and Class B currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $6.0 million for the year ending December 31, 2014.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

Salem Communications Corporation has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Salem Communications Corporation other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and six months ended June 30, 2013 and 2014, approximately $52,000 and $62,000, respectively, and $48,000 and $94,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, in which time the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter which began on September 30, 2013 for the Term Loan B. Prepayments may be made against the outstanding balance of our Term Loan B. Each repayment of the outstanding Term Loan B is applied ratably to each of the next four principal installments thereof in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

On March 31, 2014, we repaid $2.3 million in principal on the Term Loan B and paid interest due as of that date. We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount on the principal repaid. As of June 30, 2014, accrued interest on the Term Loan B was $0 and there is one quarterly principal payment on Term Loan B due in the next twelve months.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below. If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At June 30, 2014, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.03%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of June 30, 2014, our leverage ratio was 5.64 to 1 compared to our compliance covenant of 6.50 and our interest coverage ratio was 3.42 compared to our compliance ratio of 2.0. We were in compliance with our debt covenants under the credit facility at June 30, 2014.

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

We were required to repay the FCB Loan as follows: (a) twenty-three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven (7) quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one (1) final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan could be prepaid at any time subject to a minimum interest charge of fifty dollars ($50). If an event of default occurred on the FCB Loan, the Interest Rate could have been increased by 5.00% per annum.

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

The proceeds of the Terminated Subordinated Debt due to Related Parties could be used to repurchase a portion of the Terminated 9 5/8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Terminated Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit were required to be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts were borrowed. The Terminated Subordinated Debt due to Related Parties did not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013, we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Terminated Subordinated Debt due to Related Parties and related agreements effective as of May 3, 2013. There were no outstanding balances on the Terminated Subordinated Debt due to Related Parties as of the termination date.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2013	As of June 30, 2014
	(Dollars in thousands)
Term Loan B	$289,939	$287,791
Revolver	—	674
Capital leases and other loans	854	792

	290,793	289,257
Less current portion	(3,121)	(1,541)

	$287,672	$287,716

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2014:

•	Outstanding borrowings of $289.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $0.7 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2013 and June 30, 2014 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2014 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2015	$1,541
2016	3,096
2017	3,097
2018	3,099
2019	3,089
Thereafter	275,335

$289,257

NOTE 10. DEFERRED FINANCING COSTS

Deferred financing costs consist of bank loan fees incurred upon entering our Term Loan B and Revolver as of June 30, 2013. The costs are being amortized over the seven year term of the Term Loan B and the five year term of the Revolver as an adjustment to interest expense. Deferred financing costs were $4.1 million and $3.8 million at December 31, 2013 and June 30, 2014, respectively.

NOTE 11. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2014
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,910	$(15,213)	$4,697
Domain and brand names	15,429	(8,920)	6,509
Favorable and assigned leases	2,358	(1,749)	609
Subscriber base and lists	4,302	(2,263)	2,039
Author relationships	2,245	(971)	1,274
Non-compete agreements	888	(618)	270
Other amortizable intangible assets	1,336	(1,336)	—

	$46,468	$(31,070)	$15,398

	As of December 31, 2013
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,170	$(13,830)	$3,340
Domain and brand names	12,700	(8,124)	4,576
Favorable and assigned leases	2,358	(1,701)	657
Subscriber base and lists	1,856	(1,856)	—
Author relationships	563	(563)	—
Non-compete agreements	743	(550)	193
Other amortizable intangible assets	1,336	(1,309)	27

	$36,726	$(27,933)	$8,793

Based on the amortizable intangible assets as of June 30, 2014, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2014 (July – Dec)	$3,055
2015	4,844
2016	2,927
2017	1,525
2018	1,311
Thereafter	1,736

Total	$15,398

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

Options to purchase 2,410,330 and 1,913,958 shares of Class A common stock were outstanding at June 30, 2013 and 2014, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of June 30, 2013 and 2014 there were 887,219 and 777,904 dilutive shares, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $0.7 million as of June 30, 2014, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14.

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

As of June 30, 2014, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	June 30, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$232	$232	$—	$—
Trade accounts receivable, net	35,462	35,462	—	—
Fair value of interest rate swap	708	—	708	—
Liabilities:
Accounts payable	4,065	4 065	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	11,783	10,227	—	1,556
Accrued interest	404	404	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	3,945	2,346	—	1,599
Long-term debt	289,257	289,257	—	—

NOTE 15. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 Income Taxes. There were no adjustments to the balance of our unrecognized tax benefits as of June 30, 2013 and 2014. At December 31, 2013, we had $0.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of June 30, 2014 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

NOTE 17. SEGMENT DATA

FASB ASC Topic 280 Segment Reporting requires companies to provide certain information about their operating segments. We operate in three segments — radio broadcasting, Internet and publishing — of which our radio broadcasting and Internet segment are reportable segments. Our radio broadcasting segment operates radio stations throughout the United States, as well as various radio networks and our sales groups. Our Internet segment operates all of our websites, digital publications and consumer product sales. Our publishing segment operates Regnery Publishing, our print magazines and Xulon Press, a print-on-demand book publisher.

Management uses operating income before depreciation, amortization, impairments and (gain) loss on sale or disposal of assets, as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Internet and e-commerce	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2014
Net revenue	$47,855	$14,390	$6,392	$—	$68,637
Operating expenses	33,910	10,063	6,439	5,458	55,870

Net operating income (loss) before depreciation, amortization and loss on disposal of assets	$13,945	$4,327	$(47)	$(5,458)	$12,767

Depreciation	1,995	761	133	278	3,167
Amortization	24	1,202	303	—	1,529
Change in estimated fair value of contingent earn-out consideration	—	90	152	—	242
Loss on disposal of assets	338	—	—	—	338

Net operating income (loss) from continuing operations	$11,588	$2,274	$(635)	$(5,736)	$7,491

Three Months Ended June 30, 2013
Net revenue	$47,025	$9,906	$3,205	$—	$60,136
Operating expenses	30,844	6,887	3,452	5,092	46,275

Net operating income (loss) before depreciation, amortization, impairments and loss on disposal of assets	$16,181	$3,019	$(247)	$(5,092)	$13,861

Depreciation	1,964	744	118	276	3,102
Amortization	43	643	2	—	688
Impairment of indefinite-lived long-term assets other than goodwill	—	—	345	—	345
Impairment of goodwill	—	—	438	—	438
Loss on disposal of assets	1	—	—	—	1

Net operating income (loss) from continuing operations	$14,173	$1,632	$(1,150)	$(5,368)	$9,287

	Radio Broadcast	Internet and e-commerce	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2014
Net revenue	$93,431	$27,300	$10,239	$—	$130,970
Operating expenses	65,099	19,880	10,858	12,288	108,125

Net operating income (loss) before depreciation, amortization and loss on disposal of assets	$28,332	$7,420	$(619)	$(12,288)	$22,845

Depreciation	3,983	1,514	234	565	6,296
Amortization	52	2,480	605	—	3,137
Change in estimated fair value of contingent earn-out consideration	—	217	152	—	369
Loss on disposal of assets	221	—	—	—	221

Net operating income (loss) from continuing operations	$24,076	$3,209	$(1,610)	$(12,853)	$12,822

Six Months Ended June 30, 2013
Net revenue	$90,272	$19,622	$5,870	$—	$115,764
Operating expenses	60,411	13,728	6,475	10,888	91,502

Net operating income (loss) before depreciation, amortization, impairments and loss on disposal of assets	$29,861	$5,894	$(605)	$(10,888)	$24,262

Depreciation	3,937	1,487	234	566	6,224
Amortization	78	1,299	4	—	1,381
Impairment of indefinite-lived long-term assets other than goodwill	—	—	345	—	345
Impairment of goodwill	—	—	438	—	438
Loss on disposal of assets	5	—	—	—	5

Net operating income (loss) from continuing operations	$25,841	$3,108	$(1,626)	$(11,454)	$15,869

	Radio Broadcast	Internet and e-commerce	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2014
Inventories	$—	$390	$350	$—	$740
Property, plant and equipment, net	84,117	6,936	2,041	8,374	101,468
Broadcast licenses	385,836	—	—	—	385,548
Goodwill	3,954	19,677	1,088	8	24,727
Other indefinite-lived intangible assets	—	—	868	—	868
Amortizable intangible assets, net	609	12,255	2,533	1	15,398
As of December 31, 2013
Property, plant and equipment, net	$82,457	$6,402	$1,596	$8,473	$98,928
Broadcast licenses	381,836	—	—	—	381,836
Goodwill	3,917	17,550	899	8	22,374
Other indefinite-lived intangible assets	—	—	868	—	868
Amortizable intangible assets, net	661	8,119	11	2	8,793

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

Our broadcast revenues are generated from the sale of local and national advertising time, the sale of local and national programming time, the sale of network programs, and locally sponsored events. Broadcast revenues are impacted by the program rates our radio stations charge, the level of broadcast airtime sold and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We do not subscribe to traditional audience measuring services for most of our radio stations. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets, we subscribe to Nielsen Audio, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

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

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising time during election years for political advertisements. Quarterly revenue from the sale of block programming time does not tend to vary significantly because program rates are generally set annually and are recognized on a per program basis. We currently program 41 of our stations with our Christian Teaching and Talk format, which is long-form talk programming with Christian and family themes. We also program 27 News Talk stations, 12 Contemporary Christian Music stations, 10 Business format stations, and eight Spanish-language Christian Teaching and Talk stations. Our business format stations operate similar to our Christian Teaching and Talk format in that they also feature long form block programming, but with financial experts, business talk, and nationally recognized Bloomberg programming. Our remaining stations are programmed in various other formats including ethnic, country and oldies.

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

Internet & e-commerce Segment

Internet and e-commerce has been a significant area of growth for Salem and continues to be a prime focus for our future development. Salem Web Network™ (“SWN”) and our other Internet businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s Internet portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites include Townhall.com™ and HotAir.com. Townhall.com also operates Twitchy.com and as of January 10, 2014, HumanEvents.com and RedState.com. All of our digital content is accessible through our radio station websites that also promote local content of interest to our audiences throughout the United States.

Our Internet and e-commerce segment also operates church product websites including WorshipHouseMedia.com, SermonSpice.com and ChurchStaffing.com. We offer books, DVD’s and editorial content developed by our on-air personalities through the Salem Consumer Products website. As of January 10, 2014, our Internet and e-commerce segment includes e-book sales through Regnery Publishing; Eagle Financial Publications distribution of digitally delivered newsletters featuring market analysis and investment advice; and Eagle Wellness, offering complementary health advice as well as nutritional products.

Our Internet and e-commerce revenues are generated from sales of digital advertising, streaming services, e-books, digital e-mail and newsletter subscriptions, product sales and royalties, consumer products including e-book sales, DVD’s, and editorial materials created by our on-air hosts, wellness products, and video and graphic downloads. The revenues of these businesses are reported as Internet and e-commerce revenue on our Condensed Consolidated Statements of Operations. Similarly to our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter over quarter comparisons based on the date in which the Easter holiday is observed as this holiday generates a higher volume of video downloads associated with church products. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs and (vi) costs of goods sold associated with Eagle Wellness products.

Publishing Segment

Our acquisition of Regnery Publishing on January 10, 2014, represents a major shift in our publishing segment. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Ed Klein, Laura Ingraham, Mark Steyn and Dinesh D’Souza.

Our publishing segment also includes Salem Publishing™, a producer and distributor of Christian and conservative opinion print magazines and Xulon Press™, a print-on-demand self-publishing service for Christian authors.

Publishing revenues include the sale of books, advertising in and subscriptions to our print magazines, and revenues from fees paid by authors in association with the publishing, editing and marketing of their books. Revenues of these entities are reported as publishing on our Condensed Consolidated Statements of Operations. Book publishing revenues and cash flows are typically higher in the second and fourth quarter of each year when bigger titles are released. Print magazine revenues are higher in the second and fourth quarter as we publish more titles in those quarters. Similarly to our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising placement during election years for political advertisements.

The primary operating expenses incurred by Salem Publishing™ include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses (iv) printing and production costs, including paper costs, (v) cost of goods sold and (vi) inventory reserves associated with Regnery Publishing.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The following factors affected our results of operations and cash flows for the three months ended June 30, 2014 as compared to the same period of the prior year:

Equity

•	On May 27, 2014, we announced a quarterly distribution in the amount of $0.06 per share on Class A and Class B common stock. The quarterly distribution of $1.5 million was paid on June 30, 2014 to all Class A and Class B common stockholders of record as of June 16, 2014.

Acquisitions

•	On June 6, 2014, we made an early payment of $1.5 million in cash against the $2.5 million deferred payment liability due January 2015 for our acquisition of entities of Eagle Publishing.

•	On May 22, 2014, we completed the acquisition of radio station WOCN-AM, Miami, Florida and the related transmitter site for $2.5 million in cash.

•	On May 6, 2014, we completed the acquisition of WRTH-FM (formerly WOLT-FM) in Greenville, South Carolina for $1.1 million in cash.

•	On April 14, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

Net Broadcast Revenue

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$47,025	$47,855	$830	1.8%	78.2%	69.7%
Same Station Net Broadcast Revenue	$47,025	$47,557	$532	1.1%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,
	2013		2014
	(Dollars in thousands)
Block program time:
National	$11,111	23.6%	$11,176	23.4%
Local	7,841	16.7%	8,267	17.3%

	18,952	40.3%	19,443	40.7%
Advertising:
National	3,638	7.7%	3,752	7.8%
Local	16,230	34.6%	16,597	34.7%

	19,868	42.3%	20,349	42.5%
Infomercials	1,430	3.0%	1,059	2.2%
Network	3,805	8.1%	3,887	8.1%
Other	2,970	6.3%	3,117	6.5%

Net broadcast revenue	$47,025	100.0%	$47,855	100.0%

Block programming revenue increased $0.5 million, of which $0.4 million was generated from local programming on our News Talk, Christian Teaching & Talk and Spanish Christian Teaching & Talk format stations. The increase reflects a greater number of programmers featured on-air with corresponding increases in demand for premium time slots that results in the realization of higher rates.

Advertising revenue increased $0.5 million of which $0.3 million was due to political based advertisements associated with local and congressional elections and $0.2 million was due to higher advertising volume from local advertisers.

Declines in infomercial revenues of $0.4 million reflect our ongoing efforts to rebrand our stations. We continue to promote our stations through local events and speaking engagements that allow us to focus on programming and content consistent with our company values while moving away from infomercials.

The increase in network revenues reflects the increase in compensation received for network programs in select larger markets.

The increase in other revenue of approximately $0.2 million reflects event revenue from attendance and sponsorships of various local events held during this period.

Internet and e-commerce Revenue

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Internet and e-commerce Revenue	$9,906	$14,390	$4,484	45.3%	16.5%	21.0%

We continue to acquire and build websites to deliver our content to viewers. On January 10, 2014, we acquired and began operating Eagle Financial Publications, Eagle Wellness and Regnery Publishing, which has an e-book segment, each of which is reported in our Internet and e-commerce segment. During 2013, we acquired Christnotes.org, Godupdates.org and Twitchy.com which we began operating on December 10, 2013. The $4.5 million increase in Internet and e-commerce revenues includes $3.2 million of revenue associated with the Eagle entities and approximately $0.1 million of revenue from Twitchy.com. On all other digital platforms, advertising and remnant sales increased $0.7 million based on higher volumes and revenue from video and graphic downloads increased $0.3 million due to the timing of the Easter holiday in the second quarter of 2014 as compared to the first quarter of 2013.

Publishing Revenue

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$3,205	$6,392	$3,187	99.4%	5.3%	9.3%

Our acquisition of Regnery Publishing on January 10, 2014 represents a key opportunity for our publishing segment. Regnery Publishing generated $2.8 million in net book sales, or $4.6 million in gross sales (exclusive of e-books) less estimated sales returns and allowances of $1.8 million during the three month period ending June 30, 2014. Xulon Press, our print-on-demand book publisher, generated an increase of $0.4 million in author submission and marketing fees due to an increase in the number of authors utilizing these services. Declining subscriber levels continue to challenge our print magazines which resulted in a decline in revenue of $0.1 million.

Broadcast Operating Expenses

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$30,844	$33,910	$3,066	9.9%	51.3%	49.4%
Same Station Broadcast Operating Expenses	$30,844	$33,498	$2,654	8.6%

Broadcast operating expenses reflect higher variable expenses associated with higher revenues, including a $0.9 million increase in advertising and event costs, a $0.8 million increase in personnel-related costs that includes sales commissions, a $0.5 million increase in facility-related costs due to additional locations acquired, a $0.3 million increase in music license fees, a $0.3 million increase in travel costs, including acquisition related site visits and a $0.3 million increase in legal fees.

Internet Operating Expenses

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$6,887	$10,063	$3,176	46.1%	11.5%	14.7%

We utilize cost and operational efficiencies where possible by consolidating administrative and technical support, as well as the use of shared facilities and other resources. During 2014, we acquired Eagle Financial Publications, Eagle Wellness and Regnery Publishing, which has an e-book segment, the expenses of which are reported as Internet operating expenses. Increases in Internet operating expenses of $3.2 million include $2.0 million of operating costs incurred by Eagle entities. Across all other digital platforms, we see higher variable expenses consistent with higher revenues, including a $0.5 million increase in personnel and related costs that includes sales commissions, a $0.5 million increase in streaming and hosting expense, a $0.1 million increase in royalties, and a $0.1 million increase in bad debt reserves.

Publishing Operating Expenses

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$3,452	$6,439	$2,987	86.5%	5.7%	9.4%

During 2014, we acquired Regnery Publishing, a book publisher reported within our publishing segment exclusive of e-book operations. We began operating Regnery Publishing on January 10, 2014 and recognized $2.9 million of expenses associated with this entity during the three month period ending June 30, 2014. Xulon Press, our print-on-demand book publisher, incurred higher variable costs associated with revenue growth, including an increase of $0.1 million in personnel-related costs due to an increase in the number of employees and hours worked to meet production demands from the higher revenue volume.

Corporate Expenses

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$5,092	$5,458	$366	7.2%	8.5%	8.0%

Corporate expenses include shared general and administrative services. Increases over the same period of the prior year include $0.1 million of personnel-related costs, $0.1 million of travel and entertainment expenses, and $0.1 million of facility-related costs. These increases in shared general and administrative services are consistent with our acquisition related growth and development.

Depreciation Expense

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,102	$3,167	$65	2.1%	5.2%	4.6%

Depreciation expense is consistent with that of the same period of the prior year.

Amortization Expense

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$688	$1,529	$841	122.2%	1.1%	2.2%

Our acquisition activity, including Christnotes.org, Godupdates.org and Twitchy.com in 2013 and Eagle in January 2014 consist of intangible assets such as advertising agreements, customer lists and domain names, with estimated useful lives ranging from one to five years. Amortization expense increases over the life of these assets based on the acquisition date.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$—	$242	$242	100.0%	—%	0.4%

On December 10, 2013, we recorded an estimate of contingent earn-out consideration payable upon achievement of page view milestones over a two year period related to our acquisition of Twitchy.com. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $1.2 million total contingent earn-out consideration at the present value of $0.6 million as of the closing date. During the three month period ending June 30, 2014, we noted that actual page views were slightly higher than those expected at the time of our original projections. We increased our page view estimates and revised the probability-weighted discounted cash flow model for our updated projections. We recorded a $0.1 million increase in the estimated fair value of the contingent earn-out consideration, which is reflected in our results of operations for the current period. We will review our estimates quarterly over the remaining earn-out period of 1.50 years.

On January 10, 2014, we recorded an estimate of contingent earn-out consideration payable upon achievement of certain revenue benchmarks over a three year period related to the acquisition of the Eagle entities. Using a probability-weighted discounted cash flow model, we recorded the estimated fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date. There were no changes in our estimates as of the three months ending March 31, 2014. During the three month period ending June 30, 2014, we observed actual revenues that were higher than those projected in our original estimates. We increased our revenue estimates and revised the probability-weighted discounted cash flow model for the updated projections. We recorded a $0.2 million increase in the estimated fair value of the contingent earn-out consideration for the three months ending June 30, 2014, which is reflected in our results of operations for this period. We will review our estimates quarterly over the remaining earn-out period of 2.75 years.

Any changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

Impairment of Indefinite-Lived Long-Term Assets Other than Goodwill

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived long-term assets other than goodwill	$345	$—	$(345)	(100.0)%	0.6%	—%

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our mastheads as of June 30, 2013. We determined that the carrying value of the mastheads was less than the estimated fair value. We recorded an impairment charge of $0.3 million associated with the mastheads in our publishing division during that period. There were no indications of impairment present as of the period ending June 30, 2014.

Impairment of Goodwill

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Impairment of goodwill	$438	$—	$(438)	(100.0)%	0.7%	—%

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our print magazines as of June 30, 2013. We determined that the carrying value of the goodwill was less than the estimated fair value. We recorded an impairment charge of $0.4 million associated with the goodwill previously recorded in our print magazine division during that period. There were no indications of impairment present as of the period ending June 30, 2014.

Loss on the Sale or Disposal of Assets

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Loss on the sale or disposal of assets	$1	$338	$337	33,700.0%	—%	0.5%

The net loss on the sale or disposal of assets for the three months ended June 30, 2014 includes $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.1 million loss due to the relocation of our office and studio facility in our San Francisco market as well as other insignificant fixed asset and equipment disposals.

The net loss on disposal of assets for the three months ended June 30, 2013 represents various fixed asset and equipment disposals.

Other Income (Expense)

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$15	$26	$11	73.3%	—%	—%
Interest Expense	(3,719)	(4,068)	(349)	9.4%	(6.2)%	(5.9)%
Change in the fair value of interest rate swap	4,007	(1,373)	5,380	(134.3)%	6.7%	(2.0)%
Loss on early retirement of long-term debt	(55)	—	55	(100.0)%	(0.1)%	—%
Net miscellaneous income and (expenses)	5	14	9	180.0%	—%	—%

Interest income represents earnings on excess cash. Interest expense reflects an increase of $0.4 million due to the interest associated with the interest rate swap offset by the lower cost of capital under our Term Loan B as compared to our Terminated 9 5/8% Notes which were repurchased in March 2013 in a cash tender offer launched on February 25, 2013 (“Tender Offer”). The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013. Net miscellaneous income and expenses includes royalty income from our real estate properties.

The loss on early retirement of long-term debt of $0.1 million reflects the fees associated with the final redemption of our outstanding Terminated 9 5/8% Notes.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$4,335	$827	$(3,508)	(80.9)%	7.2%	1.2%

In accordance with FASB ASC Topic 740 Income Taxes, our tax provision for income taxes was $0.8 million for the three months ended June 30, 2014 compared to $4.3 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 39.6% for the three months ended June 30, 2014 compared to 45.4% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss From Discontinued Operations, Net of Tax

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(4)	$—	$4	(100.0)%	—%	—%

The loss from discontinued operations for the three months ended June 30, 2013 relates to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (Loss)

	Three Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$5,201	$1,263	$(3,938)	(75.7)%	8.6%	1.8%

We recognized net income of $1.3 million for the three months ending June 30, 2014 compared to $5.2 million in the same period of the prior year. The change reflects the $1.8 million decline in income from continuing operations due to higher operating expenses, a $5.4 million increase in the charge associated with the change in fair value of our swap agreement and $0.4 million increase in interest expense offset by a $3.5 million reduction in our tax provision.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The following factors affected our results of operations and cash flows for the six months ended June 30, 2014 as compared to the same period of the prior year:

Financing

•	On March 31, 2014, we repaid $2.3 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

Equity

•	On May 27, 2014, we announced a quarterly distribution in the amount of $0.06 per share on Class A and Class B common stock. The quarterly distribution of $1.5 million was paid on June 30, 2014 to all Class A and Class B common stockholders of record as of June 16, 2014.

•	On March 6, 2014, we announced a quarterly distribution in the amount of $0.0575 per share on Class A and Class B common stock. The quarterly distribution of $1.4 million was paid on March 31, 2014 to all Class A and Class B common stockholders of record as of March 17, 2014.

Acquisitions

•	On June 6, 2014, we made an early payment of $1.5 million in cash against the $2.5 million deferred payment liability due January 2015 for our acquisition of entities of Eagle Publishing.

•	On May 22, 2014, we completed the acquisition of radio station WOCN-AM, Miami, Florida and the related transmitter site for $2.5 million in cash.

•	On May 6, 2014, we completed the acquisition of WRTH-FM (formerly WOLT-FM) in Greenville, South Carolina for $1.1 million in cash.

•	On April 14, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

•	On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash.

•	We recorded an increase in the fair value of the contingent earn-out consideration of $0.2 million associated with our December 2013 acquisition of Twitchy.com, which is reflected in our results of operations for the current period. We will review our estimates quarterly over the remaining earn-out period of 1.50 years. Up to an additional $1.2 million of contingent earn-out consideration can be paid over the remaining term of 1.75 years based on the achievement of certain page view milestones established in the purchase agreement. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, will be reflected in our results of operations in future periods as they are identified.

•	On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, Redstate.com, Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million due January 2015 and $2.5 million due January 2016. We paid an additional $0.4 million of costs upon closing associated with liabilities incurred by the seller. On June 6, 2014, we paid $1.5 million of the $2.5 million deferred installment due January 2015. Based on the early payment, our deferred payment due January 2015 was reduced to $0.9 million. The deferred payments due January 2015 and January 2016 are recorded at their present value of $0.9 million and $2.3 million, respectively, with the discount being amortized to non-cash interest expense over the payment term using the effective interest method.

•	We may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. On January 10, 2014, we recorded an estimate of contingent earn-out consideration payable upon achievement of certain revenue benchmarks over a three year period related to the acquisition of the Eagle entities. Using a probability-weighted discounted cash flow model, we recorded the estimated fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date. There were no changes in our estimates as of the three months ending March 31, 2014. During the three month period ending June 30, 2014, we observed actual revenues that were higher than those projected in our original estimates. We increased our revenue estimates and revised the probability-weighted discounted cash flow model for the updated projections. We recorded a $0.2 million increase in the estimated fair value of the contingent earn-out consideration for the three months ending June 30, 2014, which is reflected in our results of operations for this current period. We will review our estimates quarterly over the remaining earn-out period of 2.75 years. Any changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent earn-out consideration are discussed in Note 5 to our Condensed Consolidated Financial Statements.

Net Broadcast Revenue

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$90,272	$93,431	$3,159	3.5%	78.0%	71.3%
Same Station Net Broadcast Revenue	$90,223	$92,984	$2,761	3.1%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2013		2014
	(Dollars in thousands)
Block program time:
National	$21,768	24.1%	$22,334	23.9%
Local	15,790	17.5%	16,646	17.8%

	37,558	41.6%	38,980	41.7%
Advertising:
National	6,731	7.5%	7,436	7.9%
Local	30,986	34.3%	31,547	33.8%

	37,717	41.8%	38,983	41.7%
Infomercials	2,874	3.2%	2,127	2.3%
Network	7,251	8.0%	7,900	8.5%
Other	4,872	5.4%	5,441	5.8%

Net broadcast revenue	$90,272	100.0%	93,431	100.0%

Block programming revenue increased $1.4 million, of which $0.9 million was generated from local programming primarily on our News Talk format stations, $0.4 million was generated from national ministries, primarily on our Christian Teaching & Talk format stations and $0.1 million was generated from our business format stations. The increases reflect a greater number of programmers featured on-air with corresponding increases in demand for premium time slots that results in realization of higher rates.

Advertising revenues increased $0.8 million from political based advertisements associated with local and congressional elections and a $0.4 million increase in national advertising through SMR and VMR due to higher demand from advertisers.

Declines in infomercial revenues of $0.8 million reflect our ongoing effort to rebrand our stations. We continue to promote our stations through local events and speaking engagements that move away from infomercials and allow us to focus on programming and content consistent with our company values.

The increase in network revenues reflects a $0.3 million increase in compensation received for network programs in select larger markets and an increase of $0.3 million in distribution of SRN programming.

Other revenue includes a $0.4 million increase in listener purchase program revenue, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers as well as a $0.1 million increase in event revenue based on higher attendance and sponsorships.

Internet and e-commerce Revenue

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Internet and e-commerce Revenue	$19,622	$27,300	$7,678	39.1%	17.0%	20.8%

We continue to acquire and build websites to deliver our content to viewers. On January 10, 2014, we acquired and began operating Eagle Financial Publications, Eagle Wellness and Regnery Publishing, which has an e-book segment, each of which is reported in our Internet and e-commerce segment. During 2013, we acquired Christnotes.org, Godupdates.org as well as Twitchy.com which we began operating on December 10, 2013. The $7.7 million increase in Internet and e-commerce revenues includes $6.1 million of revenue associated with Eagle entities and approximately $0.2 million of revenue from Twitchy.com. Advertising and remnant sales increased $1.4 million based on higher sales volume partially offset by a $0.1 million decline in video and graphic downloads.

Publishing Revenue

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$5,870	$10,239	$4,369	74.4%	5.1%	7.8%

Our acquisition of Regnery Publishing on January 10, 2014 represents a key opportunity for our publishing segment. Regnery Publishing generated $3.7 million in net book sales revenue, comprised of $6.0 million in gross sales exclusive of e-books, less estimated sales returns and allowances of $2.3 million. Xulon Press, our print-on-demand book publisher, generated a $0.2 million increase in revenue from book sales based on a higher volume of books sold and increased revenue from author submission, consulting and marketing fees by $0.6 million attributable to an increase in the number of authors utilizing our services. Declining subscriber levels continue to challenge our print magazines with a $0.2 million decline in revenue including the impact on advertising based on lower distribution levels.

Broadcast Operating Expenses

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$60,411	$65,099	$4,688	7.8%	52.2%	49.7%
Same Station Broadcast Operating Expenses	$60,292	$64,457	$4,165	6.9%

Broadcast operating expenses reflect higher variable costs associated with higher revenues, including a $1.7 million increase in personnel-related costs that includes sales commissions, a $1.5 million increase in advertising and event costs, a $0.8 million increase in facility-related costs due to additional locations acquired, a $0.4 million increase in music license fees, a $0.3 million increase in travel costs including acquisition related site visits, and a $0.2 million increase in professional services, partially offset by a $0.2 million decline in bad debt expense.

Internet Operating Expenses

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$13,728	$19,880	$6,152	44.8%	11.9%	15.2%

We utilize cost and operational efficiencies where possible by consolidating administrative and technical support, as well as the use of shared facilities and other resources. During 2014, we acquired Eagle Financial Publications, Eagle Wellness and Regnery Publishing, which has an e-book segment, the expenses of which are reported as Internet operating expenses. The increase in operating expenses of $6.2 million includes $3.9 million of operating costs incurred by the Eagle entities. Across all other digital platforms, we see higher variable expenses consistent with higher revenues, including an increase of $1.1 million in personnel related costs that includes sales commissions, a $0.9 million increase in streaming and hosting expenses, a $0.1 million increase in advertising expenses and a $0.1 million increase in bad debt expense partially offset by a $0.1 million decline in royalties. Additionally, our stations incurred higher costs of $0.1 million associated with their website operations.

Publishing Operating Expenses

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$6,475	$10,858	$4,383	67.7%	5.6%	8.3%

During 2014, we acquired Regnery Publishing, a book publisher reported within our publishing segment exclusive of e-book operations. We began operating Regnery Publishing on January 10, 2014 and recognized $4.2 million of expenses associated with this entity. Xulon Press, our print on demand book publisher, incurred higher variable costs associated with revenue growth, including an increase of $0.3 million in personnel-related costs due to increases in employee headcount and hours worked to meet production demands. Our print magazines showed a $0.2 million decrease in operating expenses including distribution costs, consistent with the decline in the number of subscribers.

Corporate Expenses

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$10,888	$12,288	$1,400	12.9%	9.4%	9.4%

Corporate expenses include shared general and administrative services. The increase over the same period of the prior year includes a $1.1 million increase in personnel-related costs, a $0.3 million increase in travel and entertainment expenses and a $0.1 million increase in facility-related expenses that were partially offset by a $0.2 million decline in non-cash stock-based compensation expense. These increases in shared general and administrative services are consistent with our acquisition related growth and development.

Depreciation Expense

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$6,224	$6,296	$72	1.2%	5.4%	4.8%

Depreciation expense is consistent with that of the same period of the prior year.

Amortization Expense

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,381	$3,137	$1,756	127.2%	1.2%	2.4%

Our acquisition activity, including Christnotes.org, Godupdates.org and Twitchy.com in 2013 and Eagle in January 2014, consist of intangible assets such as advertising agreements, customer lists and domain names, with estimated useful lives ranging from one to five years. Amortization expense increases over the life of these assets based on the acquisition date.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$—	$369	$369	100.0%	—%	0.3%

On December 10, 2013, we recorded an estimate of contingent earn-out consideration payable upon achievement of page view milestones over a two year period related to our acquisition of Twitchy.com. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $1.2 million total contingent earn-out consideration at the present value of $0.6 million as of the closing date. During each of the three month periods ending March 31, 2014 and June 30, 2014, we observed actual page views that were slightly higher than those expected at the time of our projections. We increased our page view estimates and revised the probability-weighted discounted cash flow model for the updated projections. We recorded a $0.1 million increase in the estimated fair value of the contingent earn-out consideration for the three months ending March 31, 2014 and $0.1 million for the three months ending June 30, 2014, which is reflected in our results of operations for the three and six months ending June 30, 2014. We will review our estimates quarterly over the remaining earn-out period of 1.50 years.

On January 10, 2014, we recorded an estimate of contingent earn-out consideration payable upon achievement of certain revenue benchmarks over a three year period related to the acquisition of the Eagle entities. Using a probability-weighted discounted cash flow model, we recorded the estimated fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date. There were no changes in our estimates as of the three months ending March 31, 2014. During the three month period ending June 30, 2014, we observed actual revenues that were higher than those projected in our original estimates. We increased our revenue estimates and revised the probability-weighted discounted cash flow model for the updated projections. We recorded a $0.2 million increase in the estimated fair value of the contingent earn-out consideration for the three months ending June 30, 2014, which is reflected in our results of operations for the current period. We will review our estimates quarterly over the remaining earn-out period of 2.75 years.

Impairment of Indefinite-Lived Long-Term Assets Other than Goodwill

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived long-term assets other than goodwill	$345	$—	$(345)	(100.0)%	0.3%	—%

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our mastheads as of June 30, 2013. We determined that the carrying value of the mastheads was less than the estimated fair value. We recorded an impairment charge of $0.3 million associated with the mastheads in our publishing division during that period. There were no indications of impairment present as of the period ending June 30, 2014.

Impairment of Goodwill

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Impairment of goodwill	$438	$—	$(438)	(100.0)%	0.4%	—%

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our print magazines as of June 30, 2013. We determined that the carrying value of the goodwill was less than the estimated fair value. We recorded an impairment charge of $0.4 million associated with the goodwill previously recorded in our print magazine division during that period. There were no indications of impairment present as of the period ending June 30, 2014.

Loss on the Sale or Disposal of Assets

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Loss on the sale or disposal of assets	$5	$221	$216	4,320.0%	—%	0.2%

The net loss on the sale or disposal of assets for the six months ended June 30, 2014 includes a $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.1 million loss due to the relocation of our office and studio facility in our San Francisco market offset by $0.1 million of insurance proceeds from a damage claim associated with one of our market as well as other insignificant fixed asset and equipment disposals.

The net loss on disposal of assets for the six months ended June 30, 2013 represents various fixed asset and equipment disposals.

Other Income (Expense)

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$36	$41	$5	13.9%	—%	—%
Interest Expense	(9,442)	(7,847)	1,595	(16.9)%	(8.2)%	(6.0)%
Change in the fair value of interest rate swap	3,578	(2,469)	(6,047)	(169.0)%	3.1%	(1.9)%
Loss on early retirement of long-term debt	(27,776)	(8)	27,768	(100.0)%	(24.0)%	—%
Net miscellaneous income and (expenses)	11	80	69	627.3%	—%	0.1%

Interest income represents earnings on excess cash. Interest expense reflects a decrease of $1.6 million due to the lower cost of capital under our Term Loan B as compared to our Terminated 9 5/8% Notes which were repurchased in March 2013 in a cash tender offer (“Tender Offer”). The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013. Net miscellaneous income and expenses includes royalty income from our real estate properties.

The loss on early retirement of long-term debt of $27.8 million includes $26.9 million from the repurchase of $212.6 million of the outstanding 9 5/8% Notes and $0.9 million associated with the termination of our then existing credit facilities in conjunction with the Term Loan B and Revolver entered into on March 14, 2013.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$(4,347)	$925	$5,272	(121.3)%	(3.8)%	0.7%

In accordance with FASB ASC Topic 740 Income Taxes, our tax provision for income taxes was $0.9 million for the six months ended June 30, 2014 compared to a tax benefit of $4.3 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 35.3% for the six months ended June 30, 2014 compared to 24.5% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss From Discontinued Operations, Net of Tax

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(15)	$—	$15	(100.0)%	—%	—%

The loss from discontinued operations for the three months ended June 30, 2013 relates to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (Loss)

	Six Months Ended June 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$(13,392)	$1,694	$15,086	112.6%	(11.6)%	1.3%

We recognized net income of $1.7 million for the six months ending June 30, 2014 compared to a loss of $13.4 million in the same period of the prior year. The change reflects the impact on the prior year of the $27.8 million loss from the early retirement of long-term debt and a $3.1 million decline in income from continuing operations due to higher operating expenses, an $5.2 million increase in our tax provision, and a $6.1 million increase in the charge associated with the change in fair value of our swap agreement offset by a $1.6 million reduction in interest expense resulting from our credit agreement entered March 2013.

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

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

STATION OPERATING INCOME. SOI decreased $2.3 million, or 13.8%, to $13.9 million for the three months ended June 30, 2014, compared to $16.2 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 29.1% from 34.4% for the same period of the prior year. On a same station basis, SOI decreased $2.1 million, or 13.1%, to $14.1 million for the three months ended June 30, 2014 from $16.2 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 29.6% from 34.4% for the same period of the prior year.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

STATION OPERATING INCOME. SOI increased $1.6 million, or 5.1%, to $28.3 million for the six months ended June 30, 2014, compared to $29.9 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 30.3% from 33.1% for the same period of the prior year. On a same station basis, SOI decreased $1.4 million, or 4.7%, to $28.5 million for the six months ended June 30, 2014 from $29.9 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 30.7% from 33.2 % for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to net income (loss) as presented in our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Dollars in thousands)
Station operating income	$16,181	$13,945	$29,861	$28,332
Plus net Internet revenue	9,906	14,390	19,622	27,300
Plus net publishing revenue	3,205	6,392	5,870	10,239
Less Internet operating expenses	(6,887)	(10,063)	(13,728)	(19,880)
Less publishing operating expenses	(3,452)	(6,439)	(6,475)	(10,858)
Less corporate expenses	(5,092)	(5,458)	(10,888)	(12,288)
Less depreciation and amortization	(3,790)	(4,696)	(7,605)	(9,433)
Less change in the estimated fair value of contingent earn-out consideration	—	(242)	—	(369)
Less impairment of indefinite-lived long-term assets other than goodwill	(345)	—	(345)	—
Less impairment of goodwill	(438)	—	(438)	—
Less loss on disposal of assets	(1)	(338)	(5)	(221)

Net operating income from continuing operations	$9,287	$7,491	$15,869	$12,822
Plus interest income	15	26	36	41
Less interest expense	(3,719)	(4,068)	(9,442)	(7,847)
Less change in fair value of interest rate swap	4,007	(1,373)	3,578	(2,469)
Less loss on early retirement of long-term debt	(55)	—	(27,776)	(8)
Less net miscellaneous income and expenses	5	14	11	80
Less provision for (benefit from) income taxes	(4,335)	(827)	4,347	(925)
Less discontinued operations	(4)	—	(15)	—

Net income (loss)	$5,201	$1,263	$(13,392)	$1,694

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

Property, plant and equipment are recorded at their estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred in corporate operating expenses.

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

Accounting for contingent consideration

Acquisitions may include contingent consideration, the fair value of which is estimated on the acquisition date as the present value of the expected contingent payments, determined using a probability-weighted discounted cash flow model for probabilities of possible future payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet the targets and discount rates used in the calculation. Should the actual results of the acquired business increase or decrease as compared to our estimate and assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contractual amounts, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

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

Multiple-Deliverables

We may enter bundled advertising agreements that include spot advertisements on our radio stations, Internet banner placements, print magazine advertisements and booth space at specific events, or some combination thereof. The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor specific objective evidence or estimated selling price if vendor specific objective evidence is not available. Objective evidence of fair value includes the price charged for each element when sold separately. The estimated selling price is the price that we would transact if the deliverable was sold regularly on a standalone basis. Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

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

Advertising time that our radio stations exchange for goods and/or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue for the three and six months ended June 30, 2014 was approximately $1.9 million and $3.5 million, respectively, and $1.4 million and $2.5 million, respectively, for the same period of the prior year. Barter expenses were approximately the same as barter revenue for each period.

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

Goodwill and other indefinite-lived intangible assets

Approximately 70% of our total assets as of June 30, 2014 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 Income Taxes. There were no adjustments to the balance of our unrecognized tax benefits as of June 30, 2013 and 2014. At December 31, 2013, we had $0.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of June 30, 2014 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $0.7 million as of June 30, 2014, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 14 to our Condensed Consolidated Financial Statements.

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

As of June 30, 2014, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	June 30, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$232	$232	$—	$—
Trade accounts receivable, net	35,462	35,462	—	—
Fair value of interest rate swap	708	—	708	—
Liabilities:
Accounts payable	4,065	4 065	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	11,783	10,227	—	1,556
Accrued interest	404	404	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	3,945	2,346	—	1,599
Long-term debt	289,257	289,257	—	—

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

LIQUIDITY AND CAPITAL RESOURCES

While our focus continues to be on deleveraging the company, we have recently completed several strategic acquisitions, including Twitchy.com in December 2013 and Eagle Publishing in January 2014. These acquisitions each contain contingent earn-out arrangements based on future operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should the acquisitions not meet our operational expectations. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from operating cash flow, borrowings under the Revolver and, if necessary, proceeds from the sale of selected assets or radio stations.

In March 2013, we entered into a senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility (“Revolver”) of $25.0 million, repurchased or redeemed all of the $213.5 million aggregate principal amount of our Terminated 9 5/8% Notes, and terminated our prior credit facilities, FCB Loan and our Subordinated Debt due to Related Parties. We believe that the borrowing capacity under the Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. We have repaid $11.0 million of principal outstanding under the Term Loan B, exceeding the contractual repayments required to date of $3.0 million. We expect to incur lower interest expense as a result of the Term Loan B and Revolver as compared to our prior external sources of credit.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. We expect to incur additional capital expenditures of approximately $4.2 million during the remainder of 2014 for planned projects.

In recent years, we have recognized impairment charges on non-amortizable intangible assets such as FCC licenses and mastheads. These impairment charges are non-cash in nature and have not impacted our liquidity or compliance with our debt covenants.

Cash Flows

Cash and cash equivalents increased $0.2 million to $0.3 million as of June 30, 2014 compared to $0.1 million as of December 31, 2013. Working capital decreased $5.3 million to $13.9 million as of June 30, 2014, compared to $19.2 million as of December 31, 2013. During the six months ending June 30, 2014, the balances outstanding under our consolidated debt agreements ranged from $289.0 million to $294.7 million. These balances were ordinary and customary based on our operating and investing cash needs during this time.

The following events impacted our liquidity and capital resources during the six months ended June 30, 2014:

•	We repaid $2.3 million of principal outstanding on the Term Loan B;

•	Capital expenditures increased $0.9 million to $6.1 million from $5.2 million for the same period of the prior year;

•	Our Day’s Sales Outstanding, or the average number of days to collect receivables from the date of sale, decreased to 67 days as of June 30, 2014 compared to 74 days for the same period of the prior year;

•	Cash paid for acquisitions increased $5.5 million to $10.5 million from $5.0 million for the same period of the prior year;

•	We paid cash distributions of $2.9 million, on our Class A and Class B common stock as compared to $2.5 million for the same period of the prior year;

•	Based on the number of shares of Class A and Class B common stock currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $6.0 million; and

•	Our net income from continuing operations increased $15.1 million to a net income of $1.7 million from a net loss of $13.4 million for the same period of the prior year.

Credit Facilities

Salem Communications Corporation has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Salem Communications Corporation other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B and Revolver. The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and six months ended June 30, 2013 and 2014, approximately $52,000 and $62,000, respectively, and $48,000 and $94,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, in which time the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter which began on September 30, 2013 for the Term Loan B. Prepayments may be made against the outstanding balance of our Term Loan B. Each repayment of the outstanding Term Loan B is applied ratably to each of the next four principal installments thereof in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

On March 31, 2014, we repaid $2.3 million in principal on the Term Loan B and paid interest due as of that date. We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount on the principal repaid. As of June 30, 2014, accrued interest on the Term Loan B was $0 and there is one quarterly principal payment on Term Loan B due in the next twelve months.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below. If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At June 30, 2014, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.03%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which starts at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which starts at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of June 30, 2014, our leverage ratio was 5.64 to 1 compared to our compliance covenant of 6.50 and our interest coverage ratio was 3.42 compared to our compliance ratio of 2.0. We were in compliance with our debt covenants under the credit facility at June 30, 2014.

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

We were required to repay the FCB Loan as follows: (a) twenty-three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven (7) quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one (1) final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan could be prepaid at any time subject to a minimum interest charge of fifty dollars ($50). If an event of default occurred on the FCB Loan, the Interest Rate could have been increased by 5.00% per annum.

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

The proceeds of the Terminated Subordinated Debt due to Related Parties could be used to repurchase a portion of the Terminated 9 5/8% Notes. Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Terminated Revolver referred to above plus 2% per annum. Interest was payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit were required to be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts were borrowed. The Terminated Subordinated Debt due to Related Parties did not contain any covenants. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013, we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Terminated Subordinated Debt due to Related Parties and related agreements effective as of May 3, 2013. There were no outstanding balances on the Terminated Subordinated Debt due to Related Parties as of the termination date.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2013	As of June 30, 2014
	(Dollars in thousands)
Term Loan B	$289,939	$287,791
Revolver	—	674
Capital leases and other loans	854	792

	290,793	289,257
Less current portion	(3,121)	(1,541)

	$287,672	$287,716

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2014:

•	Outstanding borrowings of $289.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $0.7 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2013 and June 30, 2014 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2014 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2015	$1,541
2016	3,096
2017	3,097
2018	3,099
2019	3,089
Thereafter	275,335

$289,257

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2014. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of June 30, 2014, we had no off-balance sheet arrangements.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $0.7 million as of June 30, 2014, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

SALEM COMMUNICATIONS CORPORATION
August 8, 2014

By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 8, 2014

By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.02.01	Employment Agreement, dated July 1, 2014 between Salem Communications Holding Corporation and Stuart W. Epperson.	—	—	—	—	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and six months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X