Form 10-Q
period 2014-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2014-11-07
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 3, 2014
Common Stock, $0.01 par value per share	19,716,740 shares

Class B	Outstanding at November 3, 2014
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2013	September 30, 2014
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65	$311
Trade accounts receivable (net of allowance for doubtful accounts of $10,809 in 2013 and $14,398 in 2014)	37,627	40,168
Other receivables	720	3,332
Inventories (net of reserves of $2,748 in 2014)	—	626
Prepaid expenses	4,049	6,396
Deferred income taxes	6,876	6,876
Assets held for sale	1,700	1,700
Assets of discontinued operations	8	—

Total current assets	51,045	59,409

Notes receivable (net of allowance of $548 in 2013 and $1,022 in 2014)	1,866	313
Fair value of interest rate swap	3,177	1,754
Property, plant and equipment (net of accumulated depreciation of $145,215 in 2013 and $153,295 in 2014)	98,928	100,296
Broadcast licenses	381,836	385,554
Goodwill	22,374	24,727
Other indefinite-lived intangible assets	868	868
Amortizable intangible assets (net of accumulated amortization of $27,933 in 2013 and $32,600 in 2014)	8,793	13,903
Deferred financing costs	4,130	3,628
Other assets	2,096	2,100

Total assets	$575,113	$592,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,960	$5,252
Accrued expenses	7,888	13,324
Accrued compensation and related expenses	6,913	8,649
Accrued interest	37	45
Deferred revenue	9,721	12,409
Income tax payable	142	169
Current portion of long-term debt and capital lease obligations	3,121	2,871

Total current liabilities	31,782	42,719

Long-term debt and capital lease obligations, less current portion	287,672	283,506
Deferred income taxes	43,457	46,590
Deferred revenue	9,965	10,452
Other liabilities	452	4,151

Total liabilities	373,328	387,418

Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,803,303 and 22,030,640 issued and 19,485,653 and 19,712,990 outstanding at December 31, 2013 and September 30, 2014, respectively	218	220
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2013 and September 30, 2014, respectively	56	56
Additional paid-in capital	237,579	240,026
Accumulated deficit	(2,062)	(1,162)
Treasury stock, at cost (2,317,650 shares at December 31, 2013 and September 30, 2014)	(34,006)	(34,006)

Total stockholders’ equity	201,785	205,134

Total liabilities and stockholders’ equity	$575,113	$592,552

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Net broadcast revenue	$46,015	$46,962	$136,287	$140,393
Net Internet revenue	9,390	14,511	29,012	41,811
Net publishing revenue	3,071	8,130	8,941	18,369

Total net revenue	58,476	69,603	174,240	200,573

Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $358 and $364 for the three months ended September 30, 2013 and 2014, respectively, and $1,069 and $1,087 for the nine months ended September 30, 2013 and 2014, respectively, paid to related parties)	30,847	32,596	91,258	97,695
Internet operating expenses exclusive of depreciation and amortization shown below	6,644	10,931	20,372	30,811
Publishing operating expenses exclusive of depreciation and amortization shown below	3,301	6,766	9,776	17,624
Corporate expenses exclusive of depreciation and amortization shown below (including $79 and $35 for the three months ended September 30, 2013 and 2014, respectively, and $239 and $211 for the nine months ended September 30, 2013 and 2014, respectively, paid to related parties)	4,951	5,254	15,839	17,542
Depreciation	3,089	3,141	9,313	9,437
Amortization	695	1,530	2,076	4,667
Change in the estimated fair value of contingent earn-out consideration	—	545	—	914
Impairment of indefinite-lived long-term assets other than goodwill	—	—	345	—
Impairment of goodwill	—	—	438	—
(Gain) loss on disposal of assets	(25)	(7)	(20)	214

Total operating expenses	49,502	60,756	149,397	178,904

Net operating income from continuing operations	8,974	8,847	24,843	21,669
Other income (expense):
Interest income	16	2	52	43
Interest expense including $0 and $154, respectively, for the three and nine months ended September 30, 2013, paid to related parties	(3,770)	(4,139)	(13,212)	(11,986)
Change in fair value of interest rate swap	(1,033)	1,046	2,545	(1,423)
Loss on early retirement of long-term debt	(16)	(18)	(27,792)	(26)
Net miscellaneous income and expenses	4	572	15	652

Net income (loss) from continuing operations before income taxes	4,175	6,310	(13,549)	8,929
Provision for (benefit from) income taxes	(1,159)	2,567	(5,506)	3,492

Net income (loss) from continuing operations	5,334	3,743	(8,043)	5,437
Loss from discontinued operations	(11)	—	(26)	—

Net income (loss)	$5,323	$3,743	$(8,069)	$5,437

Basic earnings per share data:
Earnings (loss) per share from continuing operations	$0.21	$0.14	$(0.32)	$0.21
Earnings (loss) per share from discontinued operations	—	—	—	—
Basic earnings (loss) per share	$0.21	$0.14	$(0.32)	$0.21
Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$0.21	$0.14	$(0.32)	$0.21
Earnings (loss) per share from discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$0.21	$0.14	$(0.32)	$0.21
Distributions per share	$—	$0.06	$0.10	$0.18
Basic weighted average shares outstanding	25,126,858	25,536,397	24,832,140	25,258,025

Diluted weighted average shares outstanding	25,921,391	26,265,957	24,832,140	26,032,789

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(8,043)	$5,437
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	1,529	1,276
Tax benefit related to stock options exercised	117	78
Depreciation and amortization	11,389	14,104
Amortization of bank loan fees	682	516
Accretion of discount on Term Loan B	148	141
Accretion of acquisition-related deferred payments and contingent consideration	—	486
Provision for bad debts	2,490	2,186
Deferred income taxes	(5,815)	3,133
Impairment of indefinite-lived long-term assets other than goodwill	345	—
Impairment of goodwill	438	—
Change in the fair value of interest rate swap	(2,545)	1,423
Change in the estimated fair value of contingent earn-out consideration	—	914
Loss on early retirement of long-term debt	27,792	26
(Gain) loss on the sale or disposal of assets	(20)	214
Changes in operating assets and liabilities:
Accounts receivable	1,717	(1,476)
Prepaid expenses and other current assets	(860)	(588)
Accounts payable and accrued expenses	(3,756)	4,035
Deferred revenue	(4,148)	(4,218)
Other liabilities	(9)	(428)
Income taxes payable	(75)	27

Net cash provided by operating activities	21,376	27,286

INVESTING ACTIVITIES
Capital expenditures	(7,792)	(7,910)
Cash escrow deposits (paid) released related to acquisitions	170	(120)
Purchases of broadcast assets and radio stations	(5,000)	(4,570)
Purchases of Internet businesses and assets	(707)	(3,334)
Purchases of publishing businesses and assets	—	(2,774)
Proceeds from the sale of assets	—	2
Other	(117)	(271)

Net cash used in investing activities	(13,446)	(18,977)

FINANCING ACTIVITIES
Payments to redeem Terminated 9 5⁄8% Notes	(213,500)	—
Payment of bond premium in connection with early redemptions and repurchases of Terminated 9 5⁄8% Notes	(22,677)	—
Proceeds from borrowings under Term Loan	298,500	—
Payments under Term Loan B	(8,000)	(7,250)
Proceeds from borrowings under Revolver	20,512	44,656
Payments under Revolver	(18,052)	(41,897)
Payments of costs related to bank credit facility	(4,384)	(14)
Proceeds from borrowings under terminated credit facilities and subordinated debt	46,747	—
Payments under terminated credit facilities and subordinated debt	(87,220)	—
Payments to Terminated Subordinated Debt due to Related Parties	(15,000)	—
Payments of contingent earn-out consideration	—	(300)
Proceeds from exercise of stock options	978	1,095
Payments of seller financed note	(2,000)	—
Payments on capital lease obligations	(92)	(92)
Payment of cash distributions on common stock	(2,474)	(4,537)
Book overdraft	(196)	276

Net cash used in financing activities	(6,858)	(8,063)

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(26)	—

Net cash outflows from discontinued operations	(26)	—

Net increase in cash and cash equivalents	1,046	246

Cash and cash equivalents at beginning of year	380	65

Cash and cash equivalents at end of period	$1,426	$311

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest (including $296 paid to related parties for the nine months ending September 30, 2013)	$13,384	$10,804
Cash paid for income taxes	$250	$254
Other supplemental disclosures of cash flow information:
Trade revenue	$4,250	$4,919
Trade expense	$3,300	$4,827
Non-cash investing and financing activities:
Seller financed note due directly to seller of station assets	$2,000	$—
Present value of advertising credits payable	$2,427	$—
Estimated present value of contingent earn-out consideration	$—	$2,047
Deferred payments due 2014 under asset purchase agreement	$—	$300
Present value of deferred cash payments (due 2015)	$—	$893
Present value of deferred cash payments (due 2016)	$—	$2,289
Assets acquired under capital leases	$97	$—

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

Information with respect to the three and nine months ended September 30, 2013 and 2014 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2013. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2013 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a diversified multi-media company with integrated business operations covering radio broadcasting, content programming, Internet portals and websites and book and magazine publishing. Our programming is intended for audiences interested in Christian and family-themed content and conservative news talk.

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. Upon the close of all announced transactions, we will own and/or operate 105 radio stations throughout the United States. Our broadcasting business also includes Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are networks that produce and distribute programming, such as talk, news and music segments, to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial airtime to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

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

Our Internet and e-commerce segment also operates church product websites including WorshipHouseMedia.com, SermonSpice.com and ChurchStaffing.com. We offer books, DVD’s and editorial content developed by our on-air personalities through the Salem Consumer Products website. As of January 10, 2014, our Internet and e-commerce segment includes e-book sales through Regnery Publishing; distribution of digitally delivered newsletters featuring market analysis and investment advice through Eagle Financial Publications; and complimentary health advice and nutritional products through Eagle Wellness.

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

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation which requires VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with variations in factors other than the amount of investment in the entity.

We may enter into Local Marketing Agreements (“LMAs”) contemporaneously with entering an Asset Purchase Agreement (“APA”) to acquire or sell a radio station. We may also enter into Time Brokerage Agreements (“TBAs”). Typically, both LMAs and TBAs are contractual agreements under which the station owner/licensee makes airtime available to a programmer/licensee in exchange for a fee and reimbursement of certain expenses. LMAs and TBAs are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws.

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of September 30, 2014 we did not consolidate any entities with which we entered into LMAs or TBAs under the guidance in FASB ASC Topic 810.

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

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 69% of our total assets as of September 30, 2014 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 Fair Value Measurements and Disclosures as Level 3 inputs discussed in detail in Note 14 to our Condensed Consolidated Financial Statements. There were no indications of impairment present as of the period ending September 30, 2014.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment present as of the period ending September 30, 2014.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the nine months ending September 30, 2014, we completed or entered into the following transactions:

Debt

On September 29, 2014, we repaid $5.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest as of that date. We recorded an $18,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

On March 31, 2014, we repaid $2.3 million in principal on our Term Loan B and paid interest due as of that date. We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

Equity

On September 2, 2014, we announced a quarterly distribution in the amount of $0.0625 per share on Class A and Class B common stock. The quarterly distribution of $1.6 million was paid on September 30, 2014 to all Class A and Class B common stockholders of record as of September 16, 2014.

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

We may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. The purchase price includes the original estimated fair value of the contingent earn-out consideration recorded at the present value of $2.0 million. The estimated fair value of the contingent earn-out consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that the benchmarks be achieved. The probability-weighted earn-out payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 14 to our Condensed Consolidated Financial Statements. The fair value of the contingent earn-out consideration will be reviewed quarterly over the remaining earn-out period based on actual revenue earned as compared to the estimated revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent earn-out consideration are discussed in Note 5 to our Condensed Consolidated Financial Statements.

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

On April 15, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash. We began operating these stations as of the closing date. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of these entities as of the closing date. We recorded goodwill of $18,000 associated with the excess value of these entities attributable to existing tower sites and the audience reach obtained.

Throughout the nine months ending September 30, 2014, we have acquired domain names associated with our Internet segment for an aggregate amount of approximately $0.2 million in cash.

A summary of our business acquisitions and asset purchases for the nine months ended September 30, 2014, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
May 22, 2014	WOCN-AM Miami, Florida (business acquisition)	$2,450
May 6, 2014	WRTH-FM (formerly WOLT-FM), Greenville, South Carolina (business acquisition)	1,125
April 15, 2014	FM Translators, Orlando, Florida, Tampa, Florida, Omaha, Nebraska (asset purchase)	357
February 7, 2014	KDIS-FM, Little Rock Arkansas and KRDY-AM, San Antonio, Texas (business acquisition)	1,984
January 10, 2014	Eagle Publishing (business acquisition)	10,628
Various	Purchase of various Internet assets (asset purchases)	408

		$16,952

The operating results of these acquisitions are included in our consolidated results of operations from their respective closing date or LMA date. Under the acquisition method of accounting as specified in FASB ASC Topic 805 Business Combinations, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction.

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

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 14 -Fair Value Measurements. The following table summarizes the total acquisition consideration for the nine months ended September 30, 2014:

Description	Total Consideration
(Dollars in thousands)
Cash payments	$10,678
Escrow deposits paid in prior years	1,345
Deferred cash payments made related to prior year acquisition	(300)
Present value of deferred cash payments (due 2015)	893
Present value of deferred cash payments (due 2016)	2,289
Present value of estimated fair value of contingent earn-out consideration	2,047

Total purchase price consideration	$16,952

The total acquisition consideration was allocated to the net assets acquired as follows:

	Broadcast Assets Acquired	Internet Assets Acquired	Publishing Assets Acquired	Net Assets Acquired
		(Dollars in thousands)
Assets
Property and equipment	$1,927	$1,099	$3,929	$6,955
Developed websites	—	539	38	577
Broadcast licenses	3,953	—	—	3,953
Goodwill	36	2,128	189	2,353
Customer lists and contracts	—	2,232	509	2,741
Domain and brand names	—	1,921	843	2,764
Subscriber base and lists	—	2,446	—	2,446
Author relationships	—	—	1,682	1,682
Non-compete agreements	—	79	66	145
Liabilities
Deferred revenue & royalties assumed	—	(3,779)	(2,885)	(6,664)

	$5,916	$6,665	$4,371	$16,952

Pending Transactions

On May 29, 2014, we entered into an APA to acquire radio station KXXT-AM in Phoenix, Arizona for $0.6 million. We began operating the station under an LMA as of June 6, 2014. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. The transaction closed on October 1, 2014.

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

The following table sets forth the components of the loss from discontinued operations:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(Dollars in thousands)
Net revenues	$—	$11
Operating expenses	(19)	(54)

Operating loss	$(19)	$(43)
Benefit from income taxes	(8)	(17)

Loss from discontinued operations, net of tax	$(11)	$(26)

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions of Twitchy.com and entities of Eagle Publishing included contingent consideration, the fair value of which was estimated on the acquisition date as the present value of the expected future contingent payments which we determined using a probability-weighted discounted cash flow model for probabilities of possible future payments.

The unobservable inputs used in determining the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet the targets and discount rates used in the calculation. Should the actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 14 to our Condensed Consolidated Financial Statements. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contractual amounts, are reflected in our results of operations in the periods they are identified. Any changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

On December 10, 2013, we recorded an estimate of contingent earn-out consideration payable upon achievement of page view milestones over a two year period related to our acquisition of Twitchy.com. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $1.2 million total contingent earn-out consideration at the present value of $0.6 million as of the closing date. During our quarterly reviews as of March 31, 2014, June 30, 2014 and September 30, 2014, we observed actual page views that were higher than those estimated at the time of our projections. We increased our future page view estimates and revised our probability-weighted discounted cash flow model for the updated projections. We recorded a $58,000 and $275,000 increase in the estimated fair value of the contingent earn-out consideration which is reflected in our operating results for the three and nine months ending September 30, 2014, respectively. We will continue to review our estimates quarterly over the remaining earn-out period of 1.25 years. We may pay up to an additional $1.0 million of contingent earn-out consideration over the remaining earn-out period based on the achievement of certain page view milestones established in the purchase agreement. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, will be reflected in our results of operations in future periods as they are identified.

On January 10, 2014, we recorded an estimate of contingent earn-out consideration payable upon achievement of certain revenue benchmarks over a three year period related to the acquisition of the Eagle entities. Using a probability-weighted discounted cash flow model, we recorded the estimated fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date. There were no changes in our estimates as of the quarterly review performed as of March 31, 2014. During our quarterly reviews as of June 30, 2014 and September 30, 2014, we observed actual revenues that were higher than those estimated at the time of our original projections. We increased our revenue estimates and revised our probability-weighted discounted cash flow model for the updated projections. We recorded a $0.5 million and $0.6 million increase in the estimated fair value of the contingent earn-out consideration which is reflected in our operating results for the three and nine months ending September 30, 2014, respectively. We will continue to review our estimates quarterly over the remaining earn-out period of 2.50 years. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, will be reflected in our results of operations in future periods as they are identified.

The following table reflects the changes in the present value of our acquisition related contingent earn-out consideration for the three and nine months ended September 30, 2014:

	Three months ending September 30, 2014
	(dollars in thousands)
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
Beginning Balance as of July 1, 2014	$1,556	$1,599	$3,155
Acquisitions	—	—	—
Accretion of acquisition-related contingent consideration	15	17	32
Change in the estimated fair value of contingent earn-out consideration	382	163	545
Payments	(300)	—	(300)

Ending Balance as of September 30, 2014	$1,653	$1,779	$3,432

	Nine months ending September 30, 2014
	(dollars in thousands)
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
Beginning Balance as of January 1, 2014	$329	$287	$616
Acquisitions	692	1,355	2,047
Accretion of acquisition-related contingent consideration	64	91	155
Change in the estimated fair value of contingent earn-out consideration	692	222	914
Reclassification of payments due in next12 month to short-term	176	(176)	—
Payments	(300)	—	(300)

Ending Balance as of September 30, 2014	$1,653	$1,779	$3,432

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Dollars in thousands)
Stock option compensation expense included in Corporate expenses	$243	$223	$555	$843
Restricted stock shares compensation expense included in Corporate expenses	—	—	481	—
Stock option compensation expense included in Broadcast operating expenses	43	64	260	253
Stock option compensation expense included in Internet operating expenses	62	40	195	134
Stock option compensation expense included in Publishing operating expenses	10	17	38	46

Total stock-based compensation expense, pre-tax	$358	$344	$1,529	$1,276
Tax provision for stock-based compensation expense	(143)	(137)	(611)	(510)

Total stock-based compensation expense, net of tax	$215	$207	$918	$766

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Expected volatility	n/a	n/a	100.78%	74.98%
Expected dividends	n/a	n/a	2.05%	2.70%
Expected term (in years)	n/a	n/a	6.6	7.8
Risk-free interest rate	n/a	n/a	1.06%	2.27%

Stock option information with respect to the company’s stock-based equity plans during the nine months ended September 30, 2014 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,162,067	$5.09	$3.57	5.5 years	$8,491
Granted	25,000	$8.40	$4.73		$—
Exercised	(227,337)	$4.82	$3.74		$977
Forfeited or expired	(72,401)	$13.30	$8.52		$11

Outstanding at September 30, 2014	1,887,329	$4.85	$3.38	5.1 years	$5,652

Exercisable at September 30, 2014	695,459	$5.18	$3.80	3.4 years	$2,110

Expected to Vest	1,131,684	$4.66	$3.13	6.1 years	$3,363

The aggregate intrinsic value represents the difference between the company’s closing stock price on September 30, 2014 of $7.61 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the nine months ended September 30, 2013 and 2014 was $0.8 million and $1.8 million, respectively.

As of September 30, 2014, there was $1.3 million of total unrecognized compensation cost related to non-vested awards of stock options. This cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

Changes to accounting principles are established by the FASB in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be not applicable to our financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures. The new standard provides management with specific guidance on the assessments and related disclosures as well as provides a longer look-forward period as one year from the financial statement issuance date. The new standard is effective for the annual period ending after December 15, 2016, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

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

NOTE 8. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 Compensation-Stock Compensation. As a result, $0.3 million and $1.3 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2014, respectively, in comparison to $0.4 million and $1.5 million for the three and nine months ended September 30, 2013.

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this quarterly report.

The following table shows distributions that have been declared and paid since January 1, 2013:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
September 2, 2014	September 30, 2014	$0.0625	$1,579
May 27, 2014	June 30, 2014	$0.0600	1,514
March 6, 2014	March 31, 2014	$0.0575	1,444
November 20, 2013	December 27, 2013	$0.0550	1,376
September 12, 2013	October 4, 2013	$0.0525	1,308
May 30, 2013	June 28, 2013	$0.0500	1,240
March 18, 2013	April 1, 2013	$0.0500	1,234

Based on the number of shares of Class A and Class B currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $6.1 million for the year ending December 31, 2014.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

Salem Communications Corporation has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Salem Communications Corporation other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and nine months ended September 30, 2013 and 2014, approximately $47,000 and $141,000 respectively, and $48,000 and $110,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, maturing in March 2020. During this term, the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter which began on September 30, 2013 for the Term Loan B. Prepayments may be made against the outstanding balance of our Term Loan B. Each repayment of the outstanding Term Loan B is applied ratably to each of the next four principal installments thereof in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

On September 29, 2014, we repaid $5.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded an $18,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount on the principal repaid. On March 31, 2014, we repaid $2.3 million in principal on the Term Loan B and paid interest due as of that date. We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount on the principal repaid. As of September 30, 2014, accrued interest on the Term Loan B was $36,000 and there are no quarterly principal payments due in the next twelve months.

Information regarding repayments of our Term Loan B is as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
September 29, 2014	$5,000	$18
March 31, 2014	2,250	8
December 30, 2013	750	3
September 30, 2013	4,000	16
June 28, 2013	4,000	14

The Revolver has a term of five years, maturing in March 2018. We report outstanding balances on our Revolver as short-term based on use of the Revolver to fund ordinary and customary operating cash needs with repayments made frequently. We believe that the borrowing capacity under our Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below. If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At September 30, 2014, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.04%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of September 30, 2014, our leverage ratio was 5.42 to 1 compared to our compliance covenant of 6.50 and our interest coverage ratio was 3.44 compared to our compliance ratio of 2.0. We were in compliance with our debt covenants under the credit facility at September 30, 2014.

Terminated Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of our 9 5⁄8% Notes Senior Secured Second Lien Notes due 2016 (“Terminated 9 5⁄8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the Terminated 9 5⁄8% Notes, which were due in full in December 2016. The Terminated 9 5⁄8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding Terminated 9 5⁄8% Notes. As of December 31, 2012, accrued interest on the Terminated 9 5⁄8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the Terminated 9 5⁄8% Notes based on the effective interest method. For the three and nine months ended September 30, 2013, approximately $0 and $37,000 of the discount, respectively, was recognized as interest expense.

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

Information regarding repurchases and redemptions of the Terminated 9 5⁄8% Notes is as follows:

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2013	As of September 30, 2014
	(Dollars in thousands)
Term Loan B	$289,939	$282,856
Revolver	—	2,759
Capital leases and other loans	854	762

	290,793	286,377
Less current portion	(3,121)	(2,871)

	$287,672	$283,506

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2014:

•	Outstanding borrowings of $284.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $2.8 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2013 and September 30, 2014 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2014 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2015	$2,871
2016	3,095
2017	3,098
2018	3,095
2019	3,091
Thereafter	271,127

$286,377

NOTE 10. DEFERRED FINANCING COSTS

Deferred financing costs consist of bank loan fees incurred upon entering our Term Loan B and Revolver as of September 30, 2013. The costs are being amortized over the seven year term of the Term Loan B and the five year term of the Revolver as an adjustment to interest expense. Deferred financing costs were $4.1 million and $3.6 million at December 31, 2013 and September 30, 2014, respectively.

NOTE 11. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2014
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,910	$(15,885)	$4,025
Domain and brand names	15,464	(9,321)	6,143
Favorable and assigned leases	2,358	(1,772)	586
Subscriber base and lists	4,302	(2,467)	1,835
Author relationships	2,245	(1,175)	1,070
Non-compete agreements	888	(644)	244
Other amortizable intangible assets	1,336	(1,336)	—

	$46,503	$(32,600)	$13,903

	As of December 31, 2013
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,170	$(13,830)	$3,340
Domain and brand names	12,700	(8,124)	4,576
Favorable and assigned leases	2,358	(1,701)	657
Subscriber base and lists	1,856	(1,856)	—
Author relationships	563	(563)	—
Non-compete agreements	743	(550)	193
Other amortizable intangible assets	1,336	(1,309)	27

	$36,726	$(27,933)	$8,793

Based on the amortizable intangible assets as of September 30, 2014, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2014 (Oct – Dec)	$1,528
2015	4,851
2016	2,934
2017	1,532
2018	1,318
Thereafter	1,740

Total	$13,903

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

Options to purchase 2,296,020 and 1,887,329 shares of Class A common stock were outstanding at September 30, 2013 and September 30, 2014, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of September 30, 2013 and September 30, 2014 there were 794,553 and 729,560 dilutive shares, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $1.8 million as of September 30, 2014, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14.

NOTE 14. FAIR VALUE MEASUREMENTS

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

As of September 30, 2014, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets and liabilities measured at fair value:

	September 30, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$311	$311	$—	$—
Trade accounts receivable, net	40,168	40,168	—	—
Fair value of interest rate swap	1,754	—	1,754	—
Liabilities:
Accounts payable	5,252	5,252	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	13,324	11,671	—	1,653
Accrued interest	45	45	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	4,151	2,372	—	1,779
Long-term debt	286,377	286,377	—	—

NOTE 15. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 Income Taxes. We recorded a decrease in our unrecognized tax benefits of $0.03 million and $0.04 million, respectively, as of September 30, 2013 and September 30, 2014. At December 31, 2013, we had $0.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of September 30, 2014 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

	Radio Broadcast	Internet and e-commerce	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2014
Net revenue	$46,962	$14,511	$8,130	$—	$69,603
Operating expenses	32,596	10,931	6,766	5,254	55,547

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and gain on disposal of assets	$14,366	$3,580	$1,364	$(5,254)	$14,056

Depreciation	1,971	764	130	276	3,141
Amortization	23	1,202	304	1	1,530
Change in the estimated fair value of contingent earn-out consideration	—	58	487	—	545
Gain on disposal of assets	(7)	—	—	—	(7)

Net operating income (loss) from continuing operations	$12,379	$1,556	$443	$(5,531)	$8,847

Three Months Ended September 30, 2013
Net revenue	$46,015	$9,390	$3,071	$—	$58,476
Operating expenses	30,847	6,644	3,301	4,951	45,743

Net operating income (loss) before depreciation, amortization, and (gain) loss on disposal of assets	$15,168	$2,746	$(230)	$(4,951)	$12,733

Depreciation	1,986	702	115	286	3,089
Amortization	39	655	1	—	695
(Gain) loss on disposal of assets	(35)	—	—	10	(25)

Net operating income (loss) from continuing operations	$13,178	$1,389	$(346)	$(5,247)	$8,974

	Radio Broadcast	Internet and e-commerce	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Nine Months Ended September 30, 2014
Net revenue	$140,393	$41,811	$18,369	$—	$200,573
Operating expenses	97,695	30,811	17,624	17,542	163,672

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and loss on disposal of assets	$42,698	$11,000	$745	$(17,542)	$36,901

Depreciation	5,954	2,278	364	841	9,437
Amortization	75	3,682	909	1	4,667
Change in the estimated fair value of contingent earn-out consideration	—	275	639	—	914
Loss on disposal of assets	214	—	—	—	214

Net operating income (loss) from continuing operations	$36,455	$4,765	$(1,167)	$(18,384)	$21,669

Nine Months Ended September 30, 2013
Net revenue	$136,287	$29,012	$8,941	$—	$174,240
Operating expenses	91,258	20,372	9,776	15,839	137,245

Net operating income (loss) before depreciation, amortization, impairments and (gain) loss on disposal of assets	$45,029	$8,640	$(835)	$(15,839)	$36,995

Depreciation	5,923	2,189	349	852	9,313
Amortization	117	1,954	5	—	2,076
Impairment of indefinite-lived long-term assets other than goodwill	—	—	345	—	345
Impairment of goodwill	—	—	438	—	438
(Gain) loss on disposal of assets	(30)	—	—	10	(20)

Net operating income (loss) from continuing operations	$39,019	$4,497	$(1,972)	$(16,701)	$24,843

	Radio Broadcast	Internet and e-commerce	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2014
Inventories, net	$—	$292	$334	$—	$626
Property, plant and equipment, net	82,889	7,091	2,017	8,299	100,296
Broadcast licenses	385,554	—	—	—	385,554
Goodwill	3,954	19,677	1,088	8	24,727
Other indefinite-lived intangible assets	—	—	868	—	868
Amortizable intangible assets, net	586	11,086	2,229	2	13,903

As of December 31, 2013
Property, plant and equipment, net	$82,457	$6,402	$1,596	$8,473	$98,928
Broadcast licenses	381,836	—	—	—	381,836
Goodwill	3,917	17,550	899	8	22,374
Other indefinite-lived intangible assets	—	—	868	—	868
Amortizable intangible assets, net	661	8,119	11	2	8,793

NOTE 18. SUBSEQUENT EVENTS

Subsequent events reflect all applicable transactions through the date of the filing.

On October 1, 2014, we completed the acquisition of radio station KXXT-AM in Phoenix, Arizona for $0.6 million in cash. We began operating the station under an LMA as of June 6, 2014. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date.

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

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising time during election years for political advertisements. Quarterly revenue from the sale of block programming time does not tend to vary significantly because program rates are generally set annually and are recognized on a per program basis. We currently program 41 of our stations with our Christian Teaching and Talk format, which is predominantly long-form talk programming with Christian and family themes. We also program 27 News Talk stations, 12 Contemporary Christian Music stations, 10 Business format stations, and eight Spanish-language Christian Teaching and Talk stations. Our business format stations operate similar to our Christian Teaching and Talk format in that they also feature long-form block programming, but with financial experts, business talk, and nationally recognized Bloomberg programming. Our remaining stations are programmed in various other formats including ethnic, country and oldies.

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

Our Internet and e-commerce segment also operates church product websites including WorshipHouseMedia.com, SermonSpice.com and ChurchStaffing.com. We offer books, DVD’s and editorial content developed by our on-air personalities through the Salem Consumer Products website. As of January 10, 2014, our Internet and e-commerce segment includes e-book sales through Regnery Publishing; distribution of digitally delivered newsletters featuring market analysis and investment advice through Eagle Financial Publications; and complimentary health advice and nutritional products through Eagle Wellness.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The following factors affected our results of operations and cash flows for the three months ended September 30, 2014 as compared to the same period of the prior year:

Financing

•	On September 29, 2014, we repaid $5.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded an $18,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

Equity

•	On September 2, 2014, we announced a quarterly distribution in the amount of $0.0625 per share on Class A and Class B common stock. The quarterly distribution of $1.6 million was paid on September 30, 2014 to all Class A and Class B common stockholders of record as of September 16, 2014.

Acquisitions

•	We recorded an increase in the fair value of the contingent earn-out consideration of $0.1 million associated with our December 2013 acquisition of Twitchy.com, which is reflected in our results of operations for the three months ending September 30, 2014. The increase was based on actual page views that exceeded those estimated at the time of our projections. We increased our future page view estimates and revised our probability-weighted discounted cash flow model for the updated projections. We will continue to review our estimates quarterly over the remaining earn-out period of 1.25 years.

•	We recorded an increase in the fair value of the contingent earn-out consideration of $0.5 million associated with Eagle entities, which is reflected in our results of operations for the three months ending September 30, 2014. The increase was based on actual revenues earned from Eagle entities in excess of those estimated at the time of our projections. We increased our future revenue estimates and revised our probability-weighted discounted cash flow model for the updated projections. We will continue to review our estimates quarterly over the remaining earn-out period of 2.50 years.

Net Broadcast Revenue

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$46,015	$46,962	$947	2.1%	78.7%	67.5%
Same Station Net Broadcast Revenue	$46,015	$46,491	$476	1.0%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,
	2013		2014
	(Dollars in thousands)
Block program time:
National	$11,367	24.7%	11,326	24.1%
Local	8,099	17.6%	8,704	18.5%

	19,466	42.3%	20,030	42.6%
Advertising:
National	3,203	7.0%	3,816	8.1%
Local	15,752	34.2%	15,111	32.2%

	18,955	41.2%	18,927	40.3%
Infomercials	1,069	2.3%	977	2.1%
Network	3,835	8.3%	3,992	8.5%
Other	2,690	5.8%	3,036	6.5%

Net broadcast revenue	$46,015	100.0%	46,962	100.0%

The increase in block programming revenue of $0.6 million resulted from an increase in local programming from our News Talk, Christian Teaching & Talk and Spanish Christian Teaching & Talk format stations. The increase reflects growth in the number of programmers featured on-air with corresponding increases in demand for premium time slots resulting in the realization of higher rates.

We generated political advertising revenue of $0.5 million associated with upcoming local and congressional elections. Excluding this political revenue, total advertising revenue decreased $0.4 million due to a lower demand for advertising primarily at the local level.

Declines in infomercial revenues of $0.1 million reflect our ongoing efforts to rebrand our stations. We continue to promote our stations through local events and speaking engagements that allow us to focus on programming and content consistent with our company values and move away from infomercials that we believe are of less interest to our listeners.

The increase in network revenues includes an increase of $0.4 million associated with political based advertisements across our national platform. The political revenues were partially offset with declines in network compensation.

Other revenue includes a $0.3 million increase in listener purchase program revenue, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers.

Net Internet and e-commerce Revenue

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Internet and e-commerce Revenue	$9,390	$14,511	$5,121	54.5%	16.1%	20.8%

We continue to acquire and build websites to deliver relevant content to our audience. On January 10, 2014, we acquired and began operating Eagle Financial Publications, Eagle Wellness and Regnery Publishing, which has an e-book segment, each of which is reported in our Internet and e-commerce segment. During 2013, we acquired Christnotes.org, Godupdates.org and Twitchy.com which we began operating on December 10, 2013. The $5.1 million increase in Internet and e-commerce revenues includes $4.3 million of revenue associated with the Eagle entities and approximately $0.2 million of revenue from Twitchy.com. On all other digital platforms, advertising and remnant sales increased $0.6 million due to a higher volume of advertisements and remnant sales.

Net Publishing Revenue

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$3,071	$8,130	$5,059	164.7%	5.3%	11.7%

Our acquisition of Regnery Publishing on January 10, 2014 represents a key opportunity for our publishing segment. Regnery Publishing generated $5.0 million in publishing revenue comprised of $7.7 million in gross sales (exclusive of e-books) less estimated sales returns and allowances of $2.7 million during the three month period ending September 30, 2014. Xulon Press, our print-on-demand book publisher, generated an increase of $0.1 million in publishing fees due to an increase in the number of authors utilizing these services. Our print magazines remain challenged with declining subscriber levels, showing a decrease in subscriber and advertising revenues of $0.2 million due to lower distribution levels and number of advertisers.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$30,847	$32,596	$1,749	5.7%	52.8%	46.8%
Same Station Broadcast Operating Expenses	$30,847	$32,048	$1,201	3.9%

Broadcast operating expenses reflect higher variable expenses associated with higher revenues, including a $0.7 million increase in personnel-related costs that includes sales commissions, a $0.4 million increase in advertising and event costs, a $0.4 million increase in professional services, a $0.1 million increase in facility-related costs from additional locations acquired, a $0.1 million increase in music license fees and a $0.1 million increase in travel costs, including acquisition-related site visits offset by a $0.2 million decrease in bad debt expenses.

Internet and e-commerce Operating Expenses

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Internet and e-commerce Operating Expenses	$6,644	$10,931	$4,287	64.5%	11.4%	15.7%

We utilize cost and operational efficiencies where possible by consolidating administrative and technical support, as well as the use of shared facilities and other resources. During 2014, we acquired Eagle Financial Publications, Eagle Wellness and Regnery Publishing, which has an e-book segment, the expenses of which are reported as Internet operating expenses. Increases in Internet operating expenses of $4.3 million include $3.1 million of operating costs incurred by Eagle entities. Across all other digital platforms, we see higher variable expenses consistent with higher revenues, including a $0.6 million increase in personnel and related costs that includes sales commissions, a $0.4 million increase in streaming and hosting expense, and a $0.2 million increase in advertising.

Publishing Operating Expenses

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$3,301	$6,766	$3,465	105.0%	5.6%	9.7%

During 2014, we acquired Regnery Publishing, a book publisher reported within our publishing segment exclusive of e-book operations. We began operating Regnery Publishing on January 10, 2014 and recognized $3.7 million of expenses associated with this entity during the three month period ending September 30, 2014. Xulon Press, our print-on-demand book publisher, incurred higher variable costs of $0.3 million, including commissions, associated with revenue growth, partially offset by a $0.1 million decline in bad debt expense. Operating expenses incurred by our print magazines declined by $0.3 million, including lower costs of sales of $0.1 million consistent with the revenue declines.

Corporate Expenses

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$4,951	$5,254	$303	6.1%	8.5%	7.5%

Corporate expenses include shared general and administrative services and unallocated expenses. Increases over the same period of the prior year include $0.4 million of personnel-related costs offset by a $0.1 million reduction in facility-related costs. While these increases in shared general and administrative services are consistent with our acquisition related growth and development, we continue to seek cost effective ways to reduce our overhead costs and expenses.

Depreciation Expense

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,089	$3,141	$52	1.7%	5.3%	4.5%

Depreciation expense is consistent with that of the same period of the prior year.

Amortization Expense

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$695	$1,530	$835	120.1%	1.2%	2.2%

Our acquisition activity, including Christnotes.org, Godupdates.org and Twitchy.com in 2013 and Eagle in January 2014 included intangible assets such as advertising agreements, customer lists and domain names, with estimated useful lives ranging from one to five years. Amortization expense increases over the life of these assets based on the acquisition date.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$—	$545	$545	100.0%	—%	—%

We recorded an increase in the fair value of the contingent earn-out consideration of $0.1 million associated with our December 2013 acquisition of Twitchy.com, which is reflected in our results of operations for the three months ending September 30, 2014. The increases were based on actual page views that exceeded those estimated at the time of our projections. We increased our future page view estimates and revised our probability-weighted discounted cash flow model for the updated projections. We will continue to review our estimates quarterly over the remaining earn-out period of 1.25 years.

We recorded increases in the fair value of the contingent earn-out consideration of $0.5 million associated with the acquisition of Eagle entities, which is reflected in our results of operations for the three months ending September 30, 2014. The increases were based on actual revenues earned from Eagle entities in excess of those estimated at the time of our projections. We increased our future revenue estimates and revised our probability-weighted discounted cash flow model for the updated projections. We will continue to review our estimates quarterly over the remaining earn-out period of 2.50 years.

Any changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

(Gain) loss on the Sale or Disposal of Assets

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$(25)	$(7)	$18	(72.0)%	—%	—%

The net loss on disposal of assets for the three months ended September 30, 2014 represents various fixed asset and equipment disposals. The net loss on the sale or disposal of assets for the same period of the prior year includes $0.1 million of insurance proceeds for damages at one of our stations offset by various fixed asset and equipment disposals.

Other Income (Expense)

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$16	$2	$(14)	(87.5)%	—%	—%
Interest Expense	(3,770)	(4,139)	(369)	9.8%	(6.4)%	(5.9)%
Change in the fair value of interest rate swap	(1,033)	1,046	2,079	(201.3)%	(1.8)%	1.5%
Loss on early retirement of long-term debt	(16)	(18)	(2)	12.5%	—%	—%
Net miscellaneous income and (expenses)	4	572	568	14,200.0%	—%	0.8%

Interest income represents earnings on excess cash. Interest expense reflects an increase of $0.4 million due to interest payments associated with our interest rate swap. The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013.

Net miscellaneous income and expenses includes $0.2 million of royalty income and fees for our real estate properties, $0.2 million of insurance proceeds, and $0.2 million received in an eminent domain settlement.

The loss on early retirement of long-term debt reflects unamortized discount on redemptions of our Term Loan B.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$(1,159)	$2,567	$3,726	(321.5)%	(2.0)%	3.7%

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 Income Taxes, our tax provision for income taxes was $2.6 million for the three months ended September 30, 2014 compared to a benefit of $1.2 million for the same period of the prior year. The increase in our provision was due the $6.3 million pre-tax income from continuing operations as compared to $4.2 million for the same period of the prior year net of the expiration of certain state statute of limitations for prior year deductions and carryovers. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 40.7% for the three months ended September 30, 2014 compared to (27.8%) for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss From Discontinued Operations, Net of Tax

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(11)	$—	$11	(100.0)%	—%	—%

The loss from discontinued operations for the three months ended September 30, 2013 relates to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (Loss)

	Three Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$5,323	$3,743	$(1,580)	(29.7)%	9.1%	5.4%

We recognized net income of $3.7 million for the three months ending September 30, 2014 compared to $5.3 million in the same period of the prior year. The change reflects the $0.2 million decline in income from continuing operations due to higher operating expenses, a $3.8 million increase in our tax provision and a $0.3 million increase in interest expense offset by a $2.0 million decrease in the charge associated with the change in fair value of our swap agreement.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The following factors affected our results of operations and cash flows for the nine months ended September 30, 2014 as compared to the same period of the prior year:

Financing

•	On September 29, 2014, we repaid $5.0 million in principal on our Term Loan B and paid interest due as of that date. We recorded an $18,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

•	On March 31, 2014, we repaid $2.3 million in principal on our Term Loan B and paid interest due as of that date. We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount.

Equity

•	On September 2, 2014, we announced a quarterly distribution in the amount of $0.0625 per share on Class A and Class B common stock. The quarterly distribution of $1.6 million was paid on September 30, 2014 to all Class A and Class B common stockholders of record as of September 16, 2014.

•	On May 27, 2014, we announced a quarterly distribution in the amount of $0.06 per share on Class A and Class B common stock. The quarterly distribution of $1.5 million was paid on June 30, 2014 to all Class A and Class B common stockholders of record as of June 16, 2014.

•	On March 6, 2014, we announced a quarterly distribution in the amount of $0.0575 per share on Class A and Class B common stock. The quarterly distribution of $1.4 million was paid on March 31, 2014 to all Class A and Class B common stockholders of record as of March 17, 2014.

Acquisitions

•	On June 6, 2014, we made an early payment of $1.5 million in cash against the $2.5 million deferred payment liability due January 2015 for our acquisition of entities of Eagle Publishing.

•	On May 22, 2014, we completed the acquisition of radio station WOCN-AM, Miami, Florida and the related transmitter site for $2.5 million in cash.

•	On May 6, 2014, we completed the acquisition of WRTH-FM (formerly WOLT-FM) in Greenville, South Carolina for $1.1 million in cash.

•	On April 14, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

•	On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash.

•	We recorded increases in the fair value of the contingent earn-out consideration of $0.3 million associated with our December 2013 acquisition of Twitchy.com, which is reflected in our results of operations for the nine months ending September 30, 2014. The increases were based on actual page views that exceeded those estimated at the time of our projections. We increased our future page view estimates and revised our probability-weighted discounted cash flow model for the updated projections. We will continue to review our estimates quarterly over the remaining earn-out period of 1.25 years. We may pay up to an additional $1.0 million of contingent earn-out consideration over the remaining earn-out period based on the achievement of certain page view milestones established in the purchase agreement. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, will be reflected in our results of operations in future periods as they are identified.

•	On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, Redstate.com, Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million due January 2015 and $2.5 million due January 2016. We paid an additional $0.4 million of costs upon closing associated with liabilities incurred by the seller. The deferred payments due January 2015 and January 2016 are recorded at their present value of $0.9 million and $2.3 million, respectively, with the discount being amortized to non-cash interest expense over the payment term using the effective interest method.

•	We may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. On January 10, 2014, we recorded an estimate of contingent earn-out consideration payable upon achievement of certain revenue benchmarks over a three year period related to the acquisition of the Eagle entities. Using a probability-weighted discounted cash flow model, we recorded the estimated fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date. There were no changes in our estimates as of the three months ending March 31, 2014.

•	We recorded increases in the fair value of the contingent earn-out consideration of $0.6 million associated with Eagle entities, which is reflected in our results of operations for the nine months ending September 30, 2014. The increases were based on actual revenues earned from Eagle entities in excess of those estimated at the time of our projections. We increased our future revenue estimates and revised our probability-weighted discounted cash flow model for the updated projections. We will continue to review our estimates quarterly over the remaining earn-out period of 2.50 years. Any changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, will be reflected in our results of operations in future periods as they are identified.

Net Broadcast Revenue

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$136,287	$140,393	$4,106	3.0%	78.2%	70.0%
Same Station Net Broadcast Revenue	$136,238	$139,475	$3,237	2.4%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2013		2014
	(Dollars in thousands)
Block program time:
National	$33,135	24.3%	33,660	24.0%
Local	23,889	17.5%	25,350	18.1%

	57,024	41.8%	59,010	42.1%
Advertising:
National	9,934	7.3%	11,252	8.0%
Local	46,738	34.3%	46,658	33.2%

	56,672	41.6%	57,910	41.2%
Infomercials	3,943	2.9%	3,104	2.2%
Network	11,086	8.1%	11,892	8.5%
Other	7,562	5.6%	8,477	6.0%

Net broadcast revenue	$136,287	100.0%	140,393	100.0%

The increase in block programming revenue increased $2.0 million, of which $0.8 million was generated from national ministries, primarily on our Christian Teaching & Talk format stations, $0.7 million was generated on our News Talk format stations, $0.3 million was generated from our local programming on our Spanish Christian Teaching & Talk format stations, and $0.2 million was generated from our business format stations. The increases reflect a greater number of programmers featured on-air with corresponding increases in demand for premium time slots that results in realization of higher rates.

Total advertising revenue increased $1.2 million of which $1.1 million was generated from political based advertisements associated with local and congressional elections. The remaining $0.1 million increase was generated by SMR and VMR primarily from national spot sales.

Declines in infomercial revenues of $0.8 million reflect our ongoing effort to rebrand our stations. We continue to promote our stations through local events and speaking engagements that allow us to focus on programming and content consistent with our company values and move away from infomercials that we believe are not of interest to our listeners.

The increase in network revenues of $0.8 million reflects an increase of $0.3 million associated with political based advertisements across our national platform and an increase of $0.5 million in compensation received for network programs in select larger markets distribution of SRN programming.

Other revenue includes a $0.7 million increase in listener purchase program revenue, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers and a $0.1 million increase in event revenue based on higher attendance and sponsorships for local events, including concerts and speaking events.

Net Internet and e-commerce Revenue

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Internet and e-commerce Revenue	$29,012	$41,811	$12,799	44.1%	16.7%	20.8%

We continue to acquire and build websites to deliver relevant content to our audience. On January 10, 2014, we acquired and began operating Eagle Financial Publications, Eagle Wellness and Regnery Publishing, which has an e-book segment, each of which is reported in our Internet and e-commerce segment. During 2013, we acquired Christnotes.org, Godupdates.org as well as Twitchy.com which we began operating on December 10, 2013. The $12.8 million increase in Internet and e-commerce revenues includes $10.4 million of revenue associated with Eagle entities and approximately $0.4 million of revenue from Twitchy.com. Advertising and remnant sales increased $2.2 million based on higher sales volume partially offset by a $0.2 million decline in video and graphic downloads.

Net Publishing Revenue

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$8,941	$18,369	$9,428	105.4%	5.1%	9.2%

Our acquisition of Regnery Publishing on January 10, 2014 represents a key opportunity for our publishing segment. Regnery Publishing generated $8.5 million in net book sales revenue, comprised of $13.6 million in gross sales exclusive of e-books, less estimated sales returns and allowances of $5.1 million and $0.3 million in other revenues, including bulk sales, shipping and handling and other fees. Xulon Press, our print-on-demand book publisher, generated an increase of $0.5 million in publishing fees due to an increase in the number of authors utilizing these services. Print magazine revenue remained challenged with at $0.2 million decline in subscription and advertising revenue due to a lower number of subscribers and lower distribution levels.

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$91,258	$97,695	$6,437	7.1%	52.4%	48.7%
Same Station Broadcast Operating Expenses	$91,139	$96,505	$5,366	5.9%

Broadcast operating expenses reflect higher variable costs associated with higher revenues, including a $2.4 million increase in personnel-related costs that includes sales commissions, a $1.9 million increase in advertising and event costs, a $0.9 million increase in professional services, a $0.8 million increase in facility-related costs due to additional locations acquired, a $0.3 million increase in music license fees, a $0.3 million increase in travel costs including acquisition- related site visits and a $0.2 million increase in production and programming expense partially offset by a $0.3 million decline in bad debt expense.

Internet and e-commerce Operating Expenses

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$20,372	$30,811	$10,439	51.2%	11.7%	15.4%

We utilize cost and operational efficiencies where possible by consolidating administrative and technical support, as well as the use of shared facilities and other resources. During 2014, we acquired Eagle Financial Publications, Eagle Wellness and Regnery Publishing, which has an e-book segment, the expenses of which are reported as Internet operating expenses. The increase in operating expenses of $10.4 million includes $7.1 million of operating costs incurred by the Eagle entities. Across all other digital platforms, we see higher variable expenses consistent with higher revenues, including an increase of $1.8 million in personnel related costs that includes sales commissions, a $1.3 million increase in streaming and hosting expenses, a $0.3 million increase in advertising expenses and a $0.1 million increase in bad debt expense partially offset by a $0.1 million decline in royalties.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$9,776	$17,624	$7,848	80.3%	5.6%	8.8%

During 2014, we acquired Regnery Publishing, a book publisher reported within our publishing segment exclusive of e-book operations. We began operating Regnery Publishing on January 10, 2014 and recognized $7.9 million of expenses associated with this entity. Xulon Press, our print on demand book publisher, incurred higher variable costs associated with revenue growth, including an increase of $0.3 million in personnel-related costs due to increases in employee headcount and hours worked to meet production demands. These increases were partially offset by a $0.3 million decline in operating expenses including printing and mailing costs associated with our print magazines.

Corporate Expenses

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$15,839	$17,542	$1,703	10.8%	9.1%	8.7%

Corporate expenses include shared general and administrative services and unallocated expenses. Increases in these costs over the same period of the prior year include a $1.4 million increase in personnel-related costs, a $0.3 million increase in travel and a $0.2 million increase in acquisition related costs that were partially offset by a $0.3 million decline in non-cash stock-based compensation expense. While these increases in shared general and administrative services are consistent with our acquisition related growth and development, we continue to seek cost effective ways to reduce our overhead costs and expenses.

Depreciation Expense

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$9,313	$9,437	$124	1.3%	5.3%	4.7%

Depreciation expense increased slightly due to recent acquisition activity.

Amortization Expense

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,076	$4,667	$2,591	124.8%	1.2%	2.3%

Our acquisition activity, including Christnotes.org, Godupdates.org and Twitchy.com in 2013 and Eagle in January 2014, included intangible assets such as advertising agreements, customer lists and domain names, with estimated useful lives ranging from one to five years. Amortization expense increases over the life of these assets based on the acquisition date.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$—	$914	$914	100.0%	—%	—%

We recorded increases in the fair value of the contingent earn-out consideration of $0.3 million associated with our December 2013 acquisition of Twitchy.com, which is reflected in our results of operations for the nine months ending September 30, 2014. The increases were based on actual page views that exceeded those estimated at the time of our projections. We increased our future page view estimates and revised our probability-weighted discounted cash flow model for the updated projections. We will continue to review our estimates quarterly over the remaining earn-out period of 1.25 years. We may pay up to an additional $1.0 million of contingent earn-out consideration over the remaining earn-out period based on the achievement of certain page view milestones established in the purchase agreement.

We recorded increases in the fair value of the contingent earn-out consideration of $0.6 million associated with the acquisition of Eagle entities, which is reflected in our results of operations for the nine months ending September 30, 2014. The increases were based on actual revenues earned from Eagle entities in excess of those estimated at the time of our projections. We increased our future revenue estimates and revised our probability-weighted discounted cash flow model for the updated projections. We will continue to review our estimates quarterly over the remaining earn-out period of 2.50 years.

Any changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

Impairment of Indefinite-Lived Long-Term Assets Other than Goodwill

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived long-term assets other than goodwill	$345	$—	$(345)	(100.0)%	0.2%	—%

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our mastheads as of June 30, 2013. We determined that the carrying value of the mastheads was less than the estimated fair value. We recorded an impairment charge of $0.3 million associated with the mastheads in our publishing division during that period. There were no indications of further impairment present as of the period ending September 30, 2014.

Impairment of Goodwill

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Impairment of goodwill	$438	$—	$(438)	(100.0)%	0.3%	—%

Due to actual operating results that did not meet or exceed our expectations or the assumptions used in our prior valuations, we performed an interim valuation of our print magazines as of June 30, 2013. We determined that the carrying value of the goodwill was less than the estimated fair value. We recorded an impairment charge of $0.4 million associated with the goodwill previously recorded in our print magazine division during that period. There were no indications of further impairment present as of the period ending September 30, 2014.

(Gain) loss on the Sale or Disposal of Assets

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$(20)	$214	$234	(1,170.0)%	—%	0.1%

The net loss on the sale or disposal of assets for the nine months ended September 30, 2014 includes a $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.1 million loss due to the relocation of our office and studio facility in our San Francisco market offset by $0.1 million of insurance proceeds from a claim associated with one of our market as well as other insignificant fixed asset and equipment disposals.

The net loss on disposal of assets for the same period of the prior year includes $0.1 million of insurance proceeds for damages at one of our stations offset by various fixed asset and equipment disposals.

Other Income (Expense)

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$52	$43	$(9)	(17.3)%	—%	—%
Interest Expense	(13,212)	(11,986)	1,226	(9.3)%	(7.6)%	(6.0)%
Change in the fair value of interest rate swap	2,545	(1,423)	(3,968)	(155.9)%	1.5%	(0.7)%
Loss on early retirement of long-term debt	(27,792)	(26)	27,766	(99.9)%	(16.0)%	—%
Net miscellaneous income and (expenses)	15	652	637	4,246.7%	—%	0.3%

Interest income represents earnings on excess cash. Interest expense reflects a decrease of $1.2 million due to the lower cost of capital under our Term Loan B as compared to our Terminated 9 5⁄8% Notes which were repurchased in March 2013 in a cash tender offer (“Tender Offer”). The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013.

Net miscellaneous income and expenses includes $0.2 million of royalty income and fees for our real estate properties, $0.3 million of insurance proceeds, and $0.2 million received in an eminent domain settlement.

The loss on early retirement of long-term debt of $27.8 million includes $26.9 million from the repurchase of $212.6 million of the outstanding 9 5⁄8% Notes and $0.9 million associated with the termination of our then existing credit facilities in conjunction with the Term Loan B and revolving credit facility of $25.0 million (“Revolver”) entered into on March 14, 2013.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$(5,506)	$3,492	$8,998	(163.4)%	(3.2)%	1.7%

In accordance with FASB ASC Topic 740 Income Taxes, our tax provision for income taxes was $3.5 million for the nine months ended September 30, 2014 compared to a tax benefit of $5.5 million for the same period of the prior year. The increase in our provision was due the $8.9 million pre-tax income from continuing operations as compared to a $13.5 million pre-tax loss from continuing operations expirations for the same period of the prior year net of the expiration of certain state statute of limitations for prior year deductions and carryovers. Provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 39.1% for the nine months ended September 30, 2014 compared to 40.6% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Loss From Discontinued Operations, Net of Tax

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(26)	$—	$26	(100.0)%	—%	—%

The loss from discontinued operations for the three months ended September 30, 2013 relates to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (Loss)

	Nine Months Ended September 30,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$(8,069)	$5,437	$13,506	167.4%	(4.6)%	2.7%

We recognized net income of $5.4 million for the nine months ending September 30, 2014 compared to a loss of $8.1 million in the same period of the prior year. The change reflects the impact on the prior year of the $27.8 million loss from the early retirement of long-term debt and a $3.1 million decline in income from continuing operations due to higher operating expenses, a $9.0 million increase in our tax provision, and a $3.9 million increase in the charge associated with the change in fair value of our swap agreement offset by a $1.2 million reduction in interest expense resulting from our credit agreement entered March 2013.

NON-GAAP FINANCIAL MEASURES

Regulation G and other SEC regulations define and prescribe the conditions under which certain non-GAAP financial information may be presented. We closely monitor EBIDTA, Adjusted EBITDA, Station Operating Income (“SOI”), Internet and e-commerce operating income, publishing operating income, and free cash flow, all of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our financial performance. These non-GAAP measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance. Management uses these non-GAAP measures to evaluate financial results, develop budgets, manage expenditures, and determine employee compensation. Our presentation of this additional information is not to be considered as a substitute for or superior to net income or loss as reported in accordance with GAAP.

The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define SOI as net broadcast revenue less broadcast operating expenses. Accordingly, changes in net broadcast revenue and broadcast operating expenses, as explained above, have a direct impact on changes in SOI. SOI is not a measure of performance calculated in accordance with GAAP. SOI should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. We believe that SOI is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income (most directly comparable GAAP financial measure), because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. SOI is used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. We use SOI as one of the key measures of operating efficiency, profitability and in our internal review associated with impairment analysis of indefinite-lived intangible assets. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. SOI as defined by and used by our company is not necessarily comparable to similarly titled measures employed by other companies. Our definition of SOI is not necessarily comparable to similarly titled measures reported by other companies.

We apply a similar methodology to our Internet and e-commerce group and to our publishing group. Internet and e-commerce operating income is defined as Internet and e-commerce revenue minus Internet and e-commerce operating expenses. Publishing operating income is defined as publishing revenue minus publishing operating expenses. Internet and e-commerce operating income and publishing operating income are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. Our definitions of Internet and e-commerce operating income and publishing operating income are not necessarily comparable to similarly titled measures reported by other companies.

We define EBITDA as net income before interest, taxes, depreciation, amortization and change in fair value of interest rate swaps. We define Adjusted EBITDA as EBITDA before gains or losses on the disposal of assets, changes in the estimated fair value of contingent earn-out consideration and non-cash compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to and not a substitute for or superior to our results of operations presented on a GAAP basis. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.

We define free cash flow as Adjusted EBITDA less capital expenditures, less cash paid for income taxes, less cash paid for interest. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after capital expenses and cash paid for income taxes and interest. A limitation of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow, a non-GAAP measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Our presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of free cash flow is not necessarily comparable to similarly titled measures reported by other companies.

The table below shows select non-GAAP performance indicators that we believe provide useful information to management and investors. We use these non-GAAP measures to evaluate financial results, develop budgets, manage expenditures, and determine employee compensation. Our presentation of this additional information is not to be considered as a substitute for or superior to net income or loss as reported in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013		2014
Non-GAAP Measures	(Dollars in thousands)
Station Operating Income	$15,168	$14,366	$	45,029	$42,698
Internet and e-commerce operating income	2,746	3,580		8,640	11,000
Publishing operating income	(230)	1,364		(835)	745
EBIDTA	12,735	14,072		8,429	36,399
Adjusted EBITDA	13,095	14,972		38,539	38,829
Free Cash Flow	6,981	9,041		17,113	19,861

The following table provides a reconciliation these non-GAPP measures to net income (loss) as presented in our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Dollars in thousands) (Unaudited)
Reconciliation of Station Operating Income, Internet and E-Commerce Operating Income and Publishing Operating Income to Net Operating Income from Continuing Operations
Station Operating Income	$15,168	$14,366	$45,029	$42,698
Internet and e-commerce operating income	2,746	3,580	8,640	11,000
Publishing operating income (loss)	(230)	1,364	(835)	745
Less:
Corporate expenses	(4,951)	(5,254)	(15,839)	(17,542)
Change in the estimated fair value of contingent earn-out consideration	—	(545)	—	(914)
Depreciation and amortization	(3,784)	(4,671)	(11,389)	(14,104)
Impairment of indefinite-lived long-term assets other than goodwill	—	—	(345)	—
Impairment goodwill	—	—	(438)	—
Loss on disposal of assets	25	7	20	(214)

Net operating income from continuing operations	$8,974	$8,847	$24,843	$21,669

Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Adjusted EBITDA	$13,095	$14,972	$38,539	$38,829
Less:
Stock-based compensation	(358)	(344)	(1,529)	(1,276)
Loss on early retirement of long-term debt	(16)	(18)	(27,792)	(26)
Discontinued operations, net of tax	(11)	—	(26)	—
Change in the estimated fair value of contingent earn-out consideration	—	(545)	—	(914)
Impairment of indefinite-lived long-term assets other than goodwill	—	—	(345)	—
Impairment of goodwill	—	—	(438)	—
Loss on disposal of assets	25	7	20	(214)

EBITDA	12,735	14,072	8,429	36,399
Plus:
Interest income	16	2	52	43
Less:
Depreciation and amortization	(3,784)	(4,671)	(11,389)	(14,104)
Interest expense	(3,770)	(4,139)	(13,212)	(11,986)
Change in fair value of interest rate swap	(1,033)	1,046	2,545	(1,423)
Provision for (benefit from) income taxes	1,159	(2,567)	5,506	(3,492)

Net income (loss)	$5,323	$3,743	$(8,069)	$5,437

Reconciliation of Adjusted EBITDA to Free Cash Flow
Adjusted EBITDA	$13,095	$14,972	$38,539	$38,829
Less:
Cash interest	(3,549)	(4,122)	(13,384)	(10,804)
Cash taxes	(5)	(16)	(250)	(254)
Capital expenditures	(2,560)	(1,793)	(7,792)	(7,910)

Free Cash Flow	$6,981	$9,041	$17,113	$19,861

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

Advertising time that our radio stations exchange for goods and/or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue for the three and nine months ended September 30, 2014 was approximately $1.4 million and $4.9 million, respectively, and $1.7 million and $4.2 million, respectively, for the same period of the prior year. Barter expenses were approximately the same as barter revenue for each period.

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

Goodwill and other indefinite-lived intangible assets

Approximately 69% of our total assets as of September 30, 2014 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 Income Taxes. We recorded a decrease in our unrecognized tax benefits of $0.03 million and $0.04 million, respectively, as of September 30, 2013 and September 30, 2014. At December 31, 2013, we had $0.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of September 30, 2014 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $1.8 million as of September 30, 2014, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 14 to our Condensed Consolidated Financial Statements.

Fair value measurements

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

As of September 30, 2014, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	September 30, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$311	$311	$—	$—
Trade accounts receivable, net	40,168	40,168	—	—
Fair value of interest rate swap	1,754	—	1,754	—
Liabilities:
Accounts payable	5,252	5,252	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	13,324	11,671	—	1,653
Accrued interest	45	45	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	4,151	2,372	—	1,779
Long-term debt	286,377	286,377	—	—

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

LIQUIDITY AND CAPITAL RESOURCES

While our focus continues to be on deleveraging the company, we have completed several strategic acquisitions, including Twitchy.com in December 2013 and Eagle Publishing in January 2014. These acquisitions each contain contingent earn-out arrangements based on future operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should the acquisitions not meet our operational expectations. To date, we have paid $0.3 million of cash for amounts earned under these contingent earn-out arrangements. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from operating cash flow, borrowings under the Revolver and, if necessary, proceeds from the sale of selected assets or radio stations.

In March 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and the Revolver of $25.0 million, repurchased or redeemed all of the $213.5 million aggregate principal amount of our Terminated 9 5⁄8% Notes, and terminated our prior credit facilities, FCB Loan and our Subordinated Debt due to Related Parties. We believe that the borrowing capacity under the Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. Since the inception of our Term Loan B, we have repaid $16.0 million of principal outstanding, exceeding the contractual repayments required to date of $12.3 million. We expect to incur lower interest expense as a result of the Term Loan B and Revolver as compared to our prior external sources of credit.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur additional capital expenditures of approximately $1.8 million for the remainder of 2014.

In recent years, we have recognized impairment charges on non-amortizable intangible assets, including FCC licenses and mastheads. These impairment charges were non-cash in nature and did not impact our liquidity or compliance with our debt covenants. If actual future results are less favorable than the assumptions and estimates we used in our impairment analysis, we are subject to future impairment charges, the amount of which may be material.

Cash Flows

Cash and cash equivalents increased $0.2 million to $0.3 million as of September 30, 2014 compared to $0.1 million as of December 31, 2013. Working capital decreased $2.5 million to $16.7 million as of September 30, 2014, compared to $19.2 million as of December 31, 2013. During the nine months ending September 30, 2014, the balances outstanding under our consolidated debt agreements ranged from $286.8 million to $294.7 million. These balances were ordinary and customary based on our operating and investing cash needs during this time.

The following events impacted our liquidity and capital resources during the nine months ended September 30, 2014:

•	We repaid $7.3 million of principal outstanding on the Term Loan B;

•	Cash paid for acquisitions increased $5.0 million to $10.7 million from $5.7 million for the same period of the prior year;

•	Capital expenditures increased $0.1 million to $7.9 million from $7.8 million for the same period of the prior year;

•	Our Day’s Sales Outstanding, or the average number of days to collect receivables from the date of sale, was consistent at 74 days as of September 30, 2014 and 2013;

•	We paid cash distributions of $4.5 million, on our Class A and Class B common stock as compared to $2.5 million for the same period of the prior year;

•	Based on the number of shares of Class A and Class B common stock currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $6.1 million; and

•	Our net operating income from continuing operations decreased $3.1 million to $21.7 million from $24.8 million for the same period of the prior year.

Credit Facilities

Salem Communications Corporation has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Salem Communications Corporation other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and $25.0 million Revolver. The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and nine months ended September 30, 2013 and 2014, approximately $47,000 and $141,000 respectively, and $48,000 and $110,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, maturing in March 2020. During this term, the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter which began on September 30, 2013 for the Term Loan B. Prepayments may be made against the outstanding balance of our Term Loan B. Each repayment of the outstanding Term Loan B is applied ratably to each of the next four principal installments thereof in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

On September 29, 2014, we repaid $5.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded an $18,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount on the principal repaid. On March 31, 2014, we repaid $2.3 million in principal on the Term Loan B and paid interest due as of that date. We recorded an $8,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount on the principal repaid. As of September 30, 2014, accrued interest on the Term Loan B was $36,000 and there are no quarterly principal payments due in the next twelve months.

Information regarding repayments of our Term Loan B is as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
September 29, 2014	$5,000	$18
March 31, 2014	2,250	8
December 30, 2013	750	3
September 30, 2013	4,000	16
June 28, 2013	4,000	14

The Revolver has a term of five years, maturing in March 2018. We report outstanding balances on our Revolver as short-term based on use of the Revolver to fund ordinary and customary operating cash needs with repayments made frequently. We believe that the borrowing capacity under our Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below. If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At September 30, 2014, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.04%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party. As of September 30, 2014, our leverage ratio was 5.42 to 1 compared to our compliance covenant of 6.50 and our interest coverage ratio was 3.44 compared to our compliance ratio of 2.0. We were in compliance with our debt covenants under the credit facility at September 30, 2014.

Terminated Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of our 9 5⁄8% Notes Senior Secured Second Lien Notes due 2016 (“Terminated 9 5⁄8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the Terminated 9 5⁄8% Notes, which were due in full in December 2016. The Terminated 9 5⁄8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding Terminated 9 5⁄8% Notes. As of December 31, 2012, accrued interest on the Terminated 9 5⁄8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the Terminated 9 5⁄8% Notes based on the effective interest method. For the three and nine months ended September 30, 2013, approximately $0 and $37,000 of the discount, respectively, was recognized as interest expense.

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

Information regarding repurchases and redemptions of the Terminated 9 5⁄8% Notes is as follows:

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2013	As of September 30, 2014
	(Dollars in thousands)
Term Loan B	$289,939	$282,856
Revolver	—	2,759
Capital leases and other loans	854	762

	290,793	286,377
Less current portion	(3,121)	(2,871)

	$287,672	$283,506

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2014:

•	Outstanding borrowings of $284.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $2.8 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2013 and September 30, 2014 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2014 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2015	$2,871
2016	3,095
2017	3,098
2018	3,095
2019	3,091
Thereafter	271,127

$286,377

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at September 30, 2014. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2014, we had no off-balance sheet arrangements.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $1.8 million as of September 30, 2014, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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
November 7, 2014
	By:	/s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 7, 2014
	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.06.01	Employment Agreement dated September 15, 2014 between Salem Communications Holding Corporation and Davie A.R. Evans.	8-K	000-26497	09/19/2014	99.1

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X