Form 10-K
period 2014-12-31
SALEM MEDIA GROUP, INC. /DE/
filed 2015-03-13
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-26497

SALEM MEDIA GROUP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0121400
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD	93012
CAMARILLO, CALIFORNIA	( ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of the Exchange on which registered
Class A Common Stock, $0.01 par value per share	The NASDAQ Global Market

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $85,498,373 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at February 20, 2015
Common Stock, $0.01 par value per share	19,783,365 shares
Class B	Outstanding at February 20, 2015
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2014 Radio Market Survey Schedule & Population Rankings published by Nielson Audio (“Nielson”) (formerly Arbitron). According to the Radio Market Survey, the population estimates used are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2015 by Nielsen.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Salem Media Group, Inc. (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” from time to time in both written reports (including this report) and oral statements, within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “intends,” “could,” “would,” “should” “seeks” “predicts,” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on these forward-looking statements, which reflect our expectations based upon data available to the company as of the date of this report. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in Salem’s reports on Forms 10-K, 10-Q and 8-K filed with or furnished to the Securities and Exchange Commission. Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections and other forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I

ITEM 1. BUSINESS.

CORPORATE INFORMATION

Salem Media Group, Inc. (“Salem”) is a domestic multi-media company with integrated operations consisting of radio broadcasting, digital media, and publishing. On February 19, 2015, we changed our name from Salem Communications Corporation to Salem Media Group, Inc. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk.

SEGMENT INFORMATION

We have two reportable segments, radio broadcasting and digital media. Digital media (formerly “Internet and e-commerce”) became a reportable segment as of the first quarter of 2011 upon the realization of organic and acquisition related revenue growth. Our acquisition of Eagle Publishing on January 10, 2014, including Regnery Publishing, Eagle Financial Publications, Eagle Wellness, HumanEvents.com and RedState.com, resulted in operational changes to our business and a realignment of our operating segments. We now have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing. We changed the composition of our operating segments to reflect management’s view of the operating results for each segment.

Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assess the performance of each operating segment and determine the appropriate allocations of resources to each segment. Our operating segments do not all meet the quantitative thresholds to qualify as reportable segments; however, we have elected to disclose the results of these non-reportable operating segments as we believe this information is useful to readers of our financial statements. We continue to review our operating segment classifications to align with operational changes in our business and may make future changes as necessary.

We measure and evaluate results of our operating segments based on income and expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury; nor do they include costs such as amortization, depreciation, taxes or interest expense. Changes to our operating segments did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented have been updated to reflect the new composition of our operating segments. Refer to Note 16 – Segment Data in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information.

Business Strategy

Our goal is to produce and deliver compelling content to all audiences interested in Christian and family-themed programming and conservative news talk so that we are considered the market-leader for audiences, programmers and advertisers. Our media platform includes traditional media such as radio broadcasting, book publishing and magazines as well as emerging media, that include web portals and digital media. We continually pursue expansion of our media platform as the marketplace evolves while aggressively managing costs and cash flows. Expansion opportunities for our media platform include increasing the strength and reach of our broadcast signals, investing in and building Internet websites, promoting our authors and on-air talent, including their publications, and increasing the distribution and page views of our publishing content. Our national presence in each of these mediums provides advertisers and programmers with a powerful and integrated platform to reach audiences throughout the United States without compromising the sense of community involvement and branding we generate locally with sponsored events and promotions.

We are fundamentally committed to programming and content emphasizing Christian values, conservative family themes and news. Our commitment to these values means that we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changes in audience preferences.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. Our radio stations carry national and local programming content as well as national and local advertisers. We produce and sponsor a number of community events that we believe are important in building our brand identity. We also believe that our active community involvement, including remote broadcasts, client events, concerts and tie-ins to major events, builds station awareness and listener loyalty. We promote our station websites on-air and at community events that direct participants to our station websites specifically designed for each of our radio stations. Audiences can access our entire library of digital content and online publications from each of our station websites.

To operate our broadcast entities efficiently, we assemble market clusters, or multiple radio stations that operate within the same geographic market. Several benefits are achievable when operating multiple radio stations in the same market. First, we can offer advertisers and programmers access to multiple audiences by providing airtime on each radio station in that market when advantageous. Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support, promotional functions and other shared overhead costs such as rent, when possible. Third, the addition of new radio stations into existing markets allows us to leverage our hands-on knowledge of that market to increase our appeal to new listeners and advertisers.

Upon the close of all announced transactions, we will own and/or operate 108 radio stations in 39 markets, including 65 stations in 22 of the top 25 markets, consisting of 32 FM radio stations and 76 AM radio stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest radio broadcaster in the United States measured by number of stations overall and the third largest operator as measured by number of stations in the top 25 markets. We also program the Family Talk™ Christian-themed talk format station on SiriusXM Channel 131.

We program our radio stations in formats that we believe target the various demographic segments of audiences interested in Christian and family-themed programming and conservative news talk content. Our five main formats are: (1) Christian Teaching and Talk, (2) News Talk, (3) Contemporary Christian Music, (4) Spanish Language Christian Teaching and Talk and (5) Business.

Christian Teaching and Talk. We currently program 42 of our radio stations in our foundational format, Christian Teaching and Talk, which is talk programming emphasizing Christian and family themes. Through this format, a listener can hear Bible teachings and sermons, as well as gain insight to questions related to daily life, such as raising children or religious legal rights in education and in the workplace. This format uses block programming time to offer a learning resource and a source of personal support for listeners. Listeners often contact our programmers to ask questions, obtain materials on a subject matter or receive study guides based on what they have learned on the radio.

Block Programming. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. Historically, more than 95% of these religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average nearly 25 years on-air. Over the last five years, block-programming revenue has comprised between 40% to 41% of our total net broadcast revenue.

Satellite Radio. We program SiriusXM Channel 131, the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

News Talk. We currently program 28 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by our network, Salem Radio Network® (“SRN”). SRN’s nationally syndicated programs are distributed nationally through 2,500 affiliated radio stations. The syndication of our programs through SRN allows us to reach listeners in markets where we do not own or operate stations.

Contemporary Christian Music. We currently program 12 radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format, branded “Safe for the Whole Family®”, features sounds that listeners of all ages can enjoy and lyrics that can be appreciated. The CCM genre continues to be popular. We believe that this listener base is underserved in terms of radio coverage, particularly in larger markets, and that our stations fill an otherwise void area in listener choices.

Spanish Language Christian Teaching and Talk. We currently program nine of our radio stations in a Spanish Language Christian Teaching and Talk format. This format is similar to our core Christian Teaching and Talk format in that it broadcasts biblical and family-themed programming, but the programming is specifically tailored for Spanish-speaking audiences. Additionally, block programming on our Spanish Language Christian Teaching and Talk stations is primarily local rather than national.

Business. We currently program 10 of our radio stations in a business format. Our business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format in that it features long-form block programming.

Salem Radio Network® and Salem Media Representatives™

As part of our overall business strategy to expand our media platform, we operate a national network of affiliated radio stations. SRN, our wholly owned national radio network develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem owned and operated stations. SRN is headquartered in Dallas, Texas and syndicates programming to approximately 2,500 affiliated radio stations. Currently we have rights to several full-time satellite channels to deliver SRN programs to affiliates via satellite. The principal source of network revenue is from the sale of advertising time.

We also own and operate SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”) and Salem Media RepresentativesTM (“SMR”) a national advertising sales firm with offices in 11 U.S. cities. SMR specializes in placing national advertising on religious and other commercial radio stations. Like SRN, SNN, SMN and SGN are radio networks that produce and distribute talk, news and music programming to radio stations throughout the U.S., including Salem owned stations.

SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. National companies often prefer to advertise across the United States as an efficient and cost effective way to reach their target audiences. Our advertisers can benefit from our national platform, including SMR, under which we bundle and sell radio airtime, digital advertisements and placements, and magazine advertisements that are distributed throughout the United States. SRN and our radio stations each have relationships with SMR for the sale of available SRN spot advertising. SMR also contracts with individual radio stations to sell airtime to national advertisers desiring to include selected company stations in national buys covering multiple markets.

Advertising Revenue. We recognize advertising and commission revenue from radio stations as the spots air. For the year ended December 31, 2014, we derived 32.4% of our net broadcast revenue, or $62.6 million, from the sale of local spot advertising and 7.8% of our net broadcast revenue, or $15.0 million, from the sale of national spot advertising.

Program Revenue. We recognize programming revenue as the programs air from radio stations. For the year ended December 31, 2014, we derived 23.3% and 17.9% of our net broadcast revenue, or $44.9 million and $34.6 million, respectively, from the sale of national and local block program time, respectively. We derive national program revenue primarily from geographically diverse, well-established non-profit religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 12 1/2, 25 or 50-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who purchase daily releases. We believe that our management team is successful in identifying and assisting quality local programs expand into national syndication.

Network Revenue. SRN’s net revenue, including commission revenue for SMR, for the year ended December 31, 2014 was $15.8 million, or 8.2% of net broadcast revenue.

Revenues generated from each of our radio stations, networks, advertising firms and radio station websites, including banner and digital revenue are reported as broadcast revenue in our consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Digital Media

Web-based and digital content has been a significant growth area for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications, that provide market analysis and investment advice for individual subscribers from financial commentators. Church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States.

E-commerce sites include Salem Consumer Products, an e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities and Eagle Wellness, an online site offering complimentary health advice and sales of nutritional products.

Our digital strategy is to continue to build a robust web-based platform designed for audiences interested in Christian and family-themed content and conservative news. The Internet continues to change the way in which media is delivered to audiences. Continual advancements with online search engines and social media sites provide consumers with numerous methods to locate specific information and content online. These advancements have also enabled a large number of individuals to create and publish content that may or may not be tailored to that specific consumer. Our editorial staff, including our on-air personalities, provide web-based commentaries, programs, text, and audio and video content that we believe to be knowledge-based, credible and reliable. This highly specific web-based content provides our advertisers a unique and powerful way to reach their targeted audiences.

Revenue generated from our Christian websites, our conservative news and opinion websites, our e-commerce sites and our Church Products are reported as digital media revenue on our consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Publishing

Our acquisition of Regnery Publishing on January 10, 2014 represented a major shift in our publishing operating segment. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Ed Klein, Laura Ingraham, Mark Steyn and Dinesh D'Souza.

Our publishing operating segment also includes Salem Publishing™ and Xulon Press. Salem Publishing™ produces and distributes numerous Christian print magazines, including: Homecoming® The Magazine, YouthWorker Journal™, Singing News®, FaithTalk Magazine™, and Preaching Magazine™. Through December 2014, we also printed and produced Townhall Magazine™. Xulon Press™ is a print-on-demand self-publishing service for Christian authors.

Our publishing strategy mirrors that of our other operating segments - to build and maintain a distribution network targeting audiences interested in Christian and family-themed content as well as conservative news. Content from our print magazines is also available on branded websites for each publication.

Revenue generated from these entities is reported as publishing revenue in our consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Audience Growth

The continued success of our business is dependent upon our ability to reach a growing audience. We continually seek opportunities for growth by increasing the strength and number of our broadcast signals, increasing the number of page-views on our digital platform, increasing book sales and increasing our subscriber base for published magazines and digital content. To accomplish this, we produce content that we believe is both compelling and of high commercial value based on our market testing and fine-tuning. We rely on a combination of research, marketing, targeted promotions and live events to create visibility and brand awareness in each of our markets. By maximizing our audience share, we achieve higher ratings and page turns that can be converted into advertising revenues. To maximize results, we cross-promote our content on each of our media platforms to enhance our brand names and reach our targeted audiences. We believe that the growth of our media platform provides advertisers with effective methods to reach an expanding audience.

Technical Improvements

We continually seek ways to expand our media reach from a technological perspective. For broadcasting, we seek growth opportunities by increasing the strength and number of our broadcast signals that allows us to reach listeners for both our day and night signals. We have recently acquired several FM translators that allow our AM signals to offer multi-channel and HD channel programming. We continue to build or purchase websites that allow our audiences to view our content online or through digital streaming. Our website content is available on numerous iPhone® applications and all of our radio stations, in addition to some of our web portals, have iPhone® and android applications for digital streaming and viewing our content.

Advertising Sales Professionals

We have assembled an effective, highly trained sales staff that is responsible for converting our audience share into revenue. We operate a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure. We hire sales professionals that are capable of selling both integrated and stand-alone advertisements. We provide our sales professionals with the tools and resources necessary to compete effectively in the marketplace. We sell and market our platforms as stand-alone products or in combination with other offerings. Based on our experience, we tailor our platform to meet each advertiser’s needs, including the geographic coverage area, event sponsorships and special features, digital promotions, e-mail sponsorships, and/or print advertisements.

Significant Community Involvement

We expect our public image to reflect the lifestyle and viewpoints of the target demographic groups that we serve. We regularly collaborate with organizations serving the Christian and family-themed audience and we sponsor and support events important to this group. We believe that our ongoing active involvement and our strong relationships within the Christian community provide us with a unique competitive advantage that significantly improves the marketability of our media platform to advertisers and programmers targeting such communities. Our sponsored events include listener rallies, speaking tours, pastor appreciation events and concerts such as our Celebrate Freedom® Music Festival and our Fishfest®. Local events such as these connect us with our listeners and enable us to create an enhanced awareness and name recognition in all of our markets. This involvement allows for increased effectiveness in developing and improving our programming formats, which contribute to a greater audience share and higher ratings over the long-term.

Corporate Structure

Management of our operations is decentralized. Our operational vice presidents and general managers are located throughout the United States. We anticipate relying on this strategy of decentralization, which we believe encourages each general manager and vice president to apply innovative techniques for improving and growing their operations that may be beneficial in other markets.

Our broadcast operations vice presidents are experienced radio broadcasters with expertise in sales, programming, marketing and production. Our broadcast operations vice presidents, some of whom are also station general managers, oversee several markets on a regional basis. Our SWN and publishing operations vice presidents and general managers are located throughout the United States in offices in which our digital and publishing entities operate.

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

Recent Events

During the year ended December 31, 2014, we completed or entered into the following transactions:

Debt

Throughout the year, we repaid $15.3 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest through each repayment date. We recorded a loss on early retirement of debt of $0.1 million related to the unamortized discount and $0.3 million in bank loan fees.

Repayments of our Term Loan B were as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
December 31, 2014	$4,000	$16
November 28, 2014	4,000	15
September 29, 2014	5,000	18
March 31, 2014	2,250	8

Equity

During the year ended December 31, 2014, after quarterly review of our earnings, cash flows, financial requirements, and other factors, our Board of Directors’ declared equity distributions to all stockholders of record of our Class A and Class B common stock as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Total Cash Distributed (in thousands)
December 2, 2014	December 15, 2014	December 29, 2014	$0.0650	$1,646
September 2, 2014	September 16, 2014	September 30, 2014	$0.0625	1,579
May 27, 2014	June 16, 2014	June 30, 2014	$0.0600	1,514
March 6, 2014	March 17, 2014	March 31, 2014	$0.0575	1,444

The actual declaration of future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this annual report on Form 10-K.

Acquisition of Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million due January 2015 and $2.5 million due January 2016. We paid an additional $0.4 million of costs upon closing associated with liabilities incurred by the seller. On June 6, 2014, we paid $1.5 million of the $2.5 million deferred installment due January 2015. Based on the early payment, our deferred payment due January 2015 was reduced to $0.9 million. The deferred payments due January 2015 and January 2016 were recorded at their present value of $0.9 million and $2.3 million, respectively, with the discount being amortized to non-cash interest expense over the payment term using the effective interest method.

As part of our purchase agreement, we may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. The purchase price includes the original estimated fair value of the contingent earn-out consideration recorded at the present value of $2.0 million. The estimated fair value of the contingent earn-out consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn-out payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted earn-out payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 8 to our consolidated financial statements included in this annual report on Form 10-K. The fair value of the contingent earn-out consideration is reviewed quarterly over the earn-out period to compare actual revenue earned to the estimated revenue used in our forecasts.

As of December 31, 2014, $0.9 million of the actual cash due toward the contingent earn-out consideration earned is recorded in current liabilities. We may pay up to an additional $5.9 million over the remaining earn-out period based on the achievement of certain revenue benchmarks. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $1.7 million at December 31, 2014. Changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, are reflected in our results of operations in the periods in which they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent earn-out consideration are discussed in Note 4 to our consolidated financial statements included in this annual report on Form 10-K.

The accompanying consolidated statements of operations included in this annual report on Form 10-K reflect the operating results of these entities as of the closing date. We believe that strong author relationships, assembled creative talent agreements and the loyal readers of Eagle publications, as well as our ability to market and promote these products through our existing media platform, provides future economic benefits to us. For the year ended December 31, 2014, we have recorded goodwill of $2.3 million representing the excess value of these future economic benefits.

Other Acquisitions

On December 23, 2014, we completed the acquisition of the construction permit for WLTE-FM in Pendleton, South Carolina for $0.5 million in cash. The asset acquisition cost is reflected in projects-in-process as of December 31, 2014. The station will operate within our Greenville, South Carolina market.

On December 23, 2014, we completed the acquisition of an FM translator in Pickens, South Carolina for $0.2 million in cash. The asset acquisition cost is included in projects-in-process as of December 31, 2014. The FM Translator will operate in our Greenville, South Carolina market.

On December 22, 2014, we completed the acquisition of an FM translator in Bayshore Gardens, Florida for $0.1 million in cash. The asset acquisition cost is included in projects-in-process as of December 31, 2014. The FM Translator will operate in our Tampa, Florida market.

On November 24, 2014, we completed the acquisition of an FM translator in Travelers Rest, South Carolina for $0.2 million in cash. The asset acquisition cost is included in projects-in-process as of December 31, 2014. The FM Translator will operate in our Greenville, South Carolina market.

On October 1, 2014, we completed the acquisition of radio station KXXT-AM in Phoenix, Arizona for $0.6 million in cash. We began operating the station under a Local Marketing Agreement (“LMA”) as of June 6, 2014. The accompanying consolidated statements of operations included in this annual report on Form 10-K reflects the operating results of this entity as of the LMA date. We recorded goodwill of $1,400 associated with the excess value of this entity attributable to the audience reach obtained.

On May 22, 2014, we completed the acquisition of radio station WOCN-AM, Miami, Florida and the related transmitter site for $2.5 million in cash. The accompanying consolidated statements of operations included in this annual report on Form 10-K reflects the operating results of this entity as of the closing date. On November 24, 2014, we entered a Time Brokerage Agreement (“TBA”) with a programmer under which we will receive monthly license fees beginning in December 2014 through November 2019. Upon acquisition, we recorded goodwill of $12,000 associated with the excess value of this entity attributable to the existing tower site, the related transmitter site and the audience reach obtained.

On May 6, 2014, we completed the acquisition of WRTH-FM (formerly WOLT-FM) in Greenville, South Carolina for $1.1 million in cash. We began operating this station under a LMA as of February 28, 2014. The accompanying consolidated statements of operations included in this annual report on Form 10-K reflect the operating results of this entity as of the LMA date. We recorded goodwill of $6,400 associated with the excess value of this entity attributable to the existing tower site and the audience reach obtained.

On April 15, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The asset acquisition cost is reflected in projects-in-process as of December 2014. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash. We began operating these stations as of the closing date. The accompanying consolidated statements of operations included in this annual report on Form 10-K reflects the operating results of these entities as of the closing date. We recorded goodwill of $18,000 associated with the excess value of these entities attributable to existing tower sites and the audience reach obtained.

Throughout the year ending December 31, 2014, we have acquired domain names for an aggregate amount of approximately $0.4 million in cash.

A summary of our business acquisitions and asset purchases for the year ended December 31, 2014, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
December 23, 2014	WLTE-FM Pendleton, South Carolina (asset acquisition)	$525
December 23, 2014	FM Translator, Pickens, South Carolina (asset acquisition)	185
December 22, 2014	FM Translator, Bayshore Gardens, Florida (asset acquisition)	140
November 24, 2014	FM Translator, Traveler’s Rest, South Carolina (asset acquisition)	200
October 1, 2014	KXXT-AM Phoenix, Arizona (business acquisition)	575
May 22, 2014	WOCN-AM Miami, Florida (business acquisition)	2,450
May 6, 2014	WRTH-FM (formerly WOLT-FM), Greenville, South Carolina (business acquisition)	1,125
April 15, 2014	FM Translators, Orlando, Florida, Tampa, Florida, Omaha, Nebraska (asset purchase)	357
February 7, 2014	KDIS-FM, Little Rock Arkansas and KRDY-AM, San Antonio, Texas (business acquisition)	1,984
January 10, 2014	Eagle Publishing (business acquisition)	10,628
Various	Purchases of domain names (asset purchases)	487
		$18,656

Refer to Note 3 - Acquisitions and Recent Transactions in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information and the accounting related to our acquisition activity.

Pending Transactions

On December 10, 2014, we entered into an Asset Purchase Agreement (“APA”) to acquire radio station WDYZ-FM in Orlando, Florida for $1.3 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the first quarter of 2015.

On February 20, 2015, we entered into an APA to acquire radio station WDDZ-AM in Pittsburg, Pennsylvania for $1.0 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the second quarter of 2015.

On February 20, 2015, we entered into an APA to acquire radio station WDWD-AM in Atlanta, Georgia for $2.8 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the second quarter of 2015.

Radio Stations

Upon the close of all announced transactions, we will own and/or operate a national portfolio of 108 radio stations in 39 markets, consisting of 32 FM stations and 76 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market(1)	Rank(2)	Call Letters	Acquired	Format
New York, NY	1, 19 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 35 (4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KVCE-AM	Pending	Business
		KTNO-AM	2012	Spanish Language Christian Teaching and Talk
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
		KTEK-AM	2011	Business
Washington, D.C.	7	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WWRC-AM	2010	News Talk
Philadelphia, PA	8	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Atlanta, GA	9	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Business
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
		WDWD-AM	Pending	Christian Teaching and Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WWDJ-AM	2003	Spanish Language Christian Teaching and Talk
Miami, FL	11	WKAT-AM	2005	Spanish Language Christian Teaching and Talk
		WHIM-AM	2008	Christian Teaching and Talk
		WZAB-AM	2009	Business
		WOCN-AM	2014	Ethnic
Detroit, MI	12	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	News Talk
		KNTS-AM (5)	1997	Spanish Language Christian Teaching and Talk
		KKOL-AM	1997	Business
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
		KXXT-AM	2014	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	Business
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Denver-Boulder, CO	17	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM (6)	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (6)	1999	Spanish Language Christian Teaching and Talk
Tampa, FL	18	WTWD-AM (7)	2000	Christian Teaching and Talk
		WTBN-AM (7)	2001	Christian Teaching and Talk
		WLCC-AM	2012	Spanish Language Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
Riverside-San Bernardino, CA	24	KTIE-AM	2001	News Talk
Pittsburgh, PA	25	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
		WDDZ-AM	Pending	News Talk
San Antonio, TX	26	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
		KRDY-AM	2014	Spanish Language Christian Teaching and Talk
Sacramento, CA	27	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
Cleveland, OH	30	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Orlando, FL	32	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WBZW-AM	2006	Business
		WDYZ-AM	Pending	Spanish Christian Teaching and Talk
Columbus, OH	36	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM	2013	News Talk
Nashville, TN	44	WBOZ-FM (8)	2000	Contemporary Christian Music
		WFFH-FM (8)	2002	Contemporary Christian Music
		WFFI-FM (8)	2002	Contemporary Christian Music
Louisville, KY	53	WFIA-FM	1999	Christian Teaching and Talk
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Greenville, SC	58	WGTK-FM	2013	News Talk
		WRTH-FM (formerly WOLT-FM)	2014	Oldies
		WLTE-FM	2014	Classic Hits
Honolulu, HI	62	KHNR-AM	2006	News Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Business
		KHCM-FM	2004	Country Music
		KHCM-AM	2000	Chinese
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
Omaha, NE	74	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM	2005	Spanish Language Christian Teaching and Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	75	WLSS-AM	2005	News Talk
Little Rock, AR	82	KDIS-FM	2014	Christian Teaching and Talk
Colorado Springs, CO	89	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	120	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	130	WHKZ-AM	2001	Christian Teaching and Talk
Warrenton, Virginia		WRCW-AM (formerly WKDL-AM)	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)	All metropolitan statistical area (“MSA”) rank information used in this annual report on Form 10-K, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2014 Radio Market Survey Schedule & Population Rankings published by Nielson. According to the Radio Market Survey, the population estimates used are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2015 by Nielsen Demographics.
(3)	This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 19.
(4)	This market includes the San Jose, CA market, which independently has a MSA rank of 35.
(5)	KNTS-AM is an expanded band AM station paired with KLFE-AM. The licenses for these stations include a condition requiring that one or the other be surrendered by July 15, 2009. However, the Federal Communications Commission (“FCC”) is currently permitting these paired expanded band stations to continue to operate beyond the specified surrender date, pursuant to a special temporary authority (“STA”) granted by the FCC and a request for extension of that STA.

(6)	KBJD-AM is an expanded band AM station paired with KRKS-AM, which licenses have not been renewed by the FCC. The original license for KBJD-AM includes a condition requiring that one or the other paired license be surrendered by February 20, 2006. However, the FCC is currently permitting these paired expanded band stations to continue to operate beyond their license expirations date pursuant to the pending license renewal applications for those stations, and to continue to operate beyond the specified surrender date pursuant to an STA granted by the FCC and a request for extension of such STA.

(7)	WTBN-AM is simulcast with WTWD-AM, Tampa, FL.
(8)	WBOZ-FM is trimulcast with WFFH-FM, Nashville, TN and WFFI-FM, Nashville, TN.

Digital Media

We own and operate the numerous Christian and Conservative opinion websites including:

Salem Web Network™ Christian Content Websites:

BibleStudyTools.com is a free Bible website for verse search and in-depth studies packed with commentaries, reading plans, and hundreds of helpful resources designed as aids to Bible study.

OnePlace.com™ is a leading provider of on-demand, online audio streaming for nearly 200 radio programs from more than 185 popular Christian broadcast ministries. Oneplace.com serves as both a complement to and an extension of Salem’s block programming radio business.

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

ChristianHeadlines.com reports the news of importance to the Christian audience with a headlines blog, persecution updates, Christian worldview commentary, and features on events from the worldwide Christian Church.

Townhall Media - Conservative Opinion Websites:

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

RedState.com is the leading conservative, political news blog for right of center activists.

Human Events.com is a conservative opinion website that provides news and commentary on issues of interest to the conservative community.

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

Our digital media operating segment also includes Salem Consumer Products, (“SCP”) which hosts several websites for our audience to purchase Christian and conservative content from our on-air hosts and contributors.  These sites include:

•	ConservativeStore.com
•	ChristianBookstore.net
•	SRNStore.com

Digital media also includes Eagle Financial Publications, which provide market analysis and investment advice for individual subscribers from financial commentators. These Financial Publications are digitally delivered and reported in our digital media operating segment.

Revenue generated from our digital media operating segment includes advertising arrangements based on cost-per-click or performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers' products or services. We also generate revenue from digital subscriptions, streaming, downloads and product sales through our e-commerce sites. Revenue is recognized upon digital delivery or page views, downloads and upon shipment of products. Revenue from this operating segment is reported as Digital Media revenue on our consolidated statements of operations included in this annual report on Form 10-K.

Publishing

Our Publishing segment consists of Regnery Publishing, a publisher of conservative books, Xulon Press and Salem PublishingTM.

Salem PublishingTM , our print magazine division, publishes magazines on a monthly or semi-monthly basis.  Our publications include the following Christian or conservative publications:

•	Singing News®
•	Homecoming The Magazine
•	YouthWorker Journal™
•	Preaching Magazine™
•	FaithTalk Magazine™
•	Townhall Magazine™ (December 2014 issue was the last issue of this publication)

Xulon Press™ is a print-on-demand self-publishing service for Christian authors.  Revenue from this operating segment is reported as Publishing revenue on our consolidated statements of operations included in this annual report on Form 10-K.

COMPETITION

We operate in a highly competitive broadcast and media business. We compete for listeners, advertisers and customers with other radio broadcasters, as well as with other forms of media including broadcast and cable television, newspapers and magazines, book publishers, national and local digital services, outdoor advertising, direct mail, online marketing and media companies, social media platforms, web-based blogs, and mobile devices.

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

Christian and Family-Themed Radio. The segment of this industry that focuses on Christian and family themes is also a highly competitive business. The financial success of each of our radio stations that focuses on Christian Teaching and Talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and non-commercial radio station licensees. While no commercial group owner in the United States specializing in Christian and family-themed programming approaches Salem in size of potential listening audience and presence in major markets, other religious radio stations exist and enjoy varying degrees of prominence and success in each of our markets.

We also compete for advertising revenue with other commercial religious format and general format radio station licensees. Our competition for advertising dollars includes other radio stations as well as broadcast television, cable television, newspapers, magazines, direct mail, online and billboard advertising, some of which may be controlled by horizontally-integrated companies. Several factors can materially affect competitive advantage, including, but not limited to audience ratings, program content, management talent and expertise, sales talent and experience, audience characteristics, signal strength, and the number and characteristics of other radio stations in the same market.

New Methods of Content Delivery. Competition also comes from new media technologies and services. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile devices including smart phone applications for iPhone® and Android®, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, satellite delivered digital audio radio, which deliver multiple audio programming formats to national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including Internet acquisitions made by SWN and our exclusive arrangement to provide Christian and family-themed talk on SiriusXM, a satellite digital audio radio service.

NETWORK. Salem Radio Network® competes with other commercial radio networks that offer news and talk programming to religious and general format stations and noncommercial networks that offer Christian music formats. SRN also competes with other radio networks for the services of talk show personalities.

DIGITAL MEDIA. Salem Web Network™ and Townhall Media compete for visitors and advertisers with other companies that deliver on-line audio programming and Christian and conservative web-based content as well as providers of general market websites. The online media and distribution business changes quickly and is highly competitive. We compete to attract and maintain interactions with advertisers, consumers, content creators and web publishers. Salem Church Products competes for customers with other online sites that offer resources useful in ministries, preaching, teaching and for employment within the Christian community. Eagle Wellness competes in a large, highly fragmented industry that includes specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, other online retailers and pharmaceuticals.

PUBLISHING. Regnery Publishing competes with other book publishers for readers and book sales as well as competes for product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, digital availability of published products, and timely delivery of products to customers. Print magazines compete for readers and advertisers with other print publications, including those that also address themes of interest to church leadership and the Christian audience. Xulon Press™ competes for authors with other on-demand publishers including those focused exclusively on Christian book publishers.

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

The following table sets forth information with respect to each of our radio stations for which we own the license. Stations operated under an LMA are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the Effective Radiated Power (“ERP”) of the radio station’s antenna and the Height Above Average Terrain (“HAAT”) of the radio station’s antenna.

Market	Station Call Letters	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
New York, NY	WMCA-AM	AM	June 2022	B	N/A	5 / 5
	WNYM-AM	AM	June 2022	B	N/A	50 / 5
Los Angeles, CA	KKLA-FM	FM	December 2021	B	2,959	10
	KRLA-AM	AM	December 2021	B	N/A	50 / 3
	KFSH-FM	FM	December 2021	A	328	6
Chicago, IL	WYLL-AM	AM	December 2020	B	N/A	50 / 50
	WIND-AM	AM	December 2020	B	N/A	5 / 5
San Francisco, CA	KFAX-AM	AM	December 2021	B	N/A	50 / 50
	KDOW-AM	AM	December 2021	D	N/A	5 / 0.145
Dallas-Fort Worth, TX	KLTY-FM	FM	August 2021	C	1,667	100
	KWRD-FM	FM	August 2021	C	1,988	98
	KSKY-AM	AM	August 2021	B	N/A	20 / 0.7
	KTNO-AM	AM	August 2021	B	N/A	50 / 0.35
Houston-Galveston, TX	KNTH-AM	AM	August 2021	B	N/A	10/ 5
	KKHT-FM	FM	August 2021	C	1,952	100
	KTEK-AM	AM	August 2021	D	N/A	2.5
Washington, D.C.	WAVA-FM	FM	October 2019	B	604	33
	WAVA-AM	AM	October 2019	D	N/A	12
	WWRC-AM	AM	October 2019	B	N/A	35 / 5
Philadelphia, PA	WFIL-AM	AM	August 2022	B	N/A	5 / 5
	WNTP-AM	AM	August 2022	B	N/A	50 / 10
Atlanta, GA	WNIV-AM	AM	April 2020	D	N/A	5 / 0.039
	WLTA-AM	AM	April 2020	C	N/A	1 / 1
	WAFS-AM	AM	April 2020	D	N/A	25
	WFSH-FM	FM	April 2020	C1	1,657	24
	WGKA-AM	AM	April 2020	B	N/A	14 / 049
Boston, MA	WEZE-AM	AM	April 2014	B	N/A	5 / 5
	WROL-AM	AM	April 2014	B	N/A	5 / 0.09
	WWDJ-AM	AM	April 2014	B	N/A	5 / 5
Miami, FL	WKAT-AM	AM	February 2020	B	N/A	5 / 1
	WHIM-AM	AM	February 2020	B	N/A	50 / 10
	WZAB-AM	AM	February 2020	B	N/A	4 / 5
	WOCN-AM	AM	February 2020	B	N/A	1 / 1
Detroit, MI	WDTK-AM	AM	October 2020	C	N/A	1 / 1
	WLQV-AM	AM	October 2020	B	N/A	50 / 10
Seattle-Tacoma, WA	KGNW-AM	AM	February 2022	B	N/A	50 / 5
	KLFE-AM	AM	February 2022	B	N/A	5 / 5
	KNTS-AM	AM	February 2022	B	N/A	10 / 1
	KKOL-AM	AM	February 2022	B	N/A	50 / 47
Phoenix, AZ	KKNT-AM	AM	October 2021	B	N/A	5 / 5
	KPXQ-AM	AM	October 2021	B	N/A	50 / 1
	KXXT-AM	AM	October 2021	B	N/A	15 / 0.25
Minneapolis-St. Paul, MN	KKMS-AM	AM	April 2021	B	N/A	5 / 5
	KYCR-AM	AM	April 2021	B	N/A	3.8 / 0.26
	WWTC-AM	AM	April 2021	B	N/A	5 / 5
San Diego, CA	KPRZ-AM	AM	December 2021	B	N/A	20 / 10
	KCBQ-AM	AM	December 2021	B	N/A	50 / 2.9
Denver-Boulder, CO	KRKS-FM	FM	April 2021	C	984	100
	KRKS-AM	AM	April 2021	B	N/A	6.5 / 0.36
	KNUS-AM	AM	April 2021	B	N/A	5 / 5
	KBJD-AM	AM	April 2021	B	N/A	10 / 1
Tampa, FL	WTWD-AM	AM	February 2020	B	N/A	5 / 5
	WTBN-AM	AM	February 2020	B	N/A	5 / 5
	WLCC-AM	AM	February 2020	B	N/A	10 / 1
	WGUL-AM	AM	February 2020	B	N/A	5 / 1.5
Portland, OR	KPDQ-FM	FM	February 2020	C	1,270	52
	KPDQ-AM	AM	February 2020	B	N/A	1 / 0.5
	KFIS-FM	FM	February 2020	C1	1,266	7
	KRYP-FM	FM	February 2020	C1	1,270	1.6
Riverside-San Bernardino, CA	KTIE-AM	AM	December 2021	B	N/A	2.5 / 0.96
Pittsburgh, PA	WORD-FM	FM	August 2022	B	528	43
	WPIT-AM	AM	August 2022	D	N/A	5 / 0.024
San Antonio, TX	KSLR-AM	AM	August 2021	B	N/A	5 / 4.3
	KLUP-AM	AM	August 2021	B	N/A	5 / 1
	KRDY-AM	AM	August 2021	B	N/A	10 / 1
Sacramento, CA	KFIA-AM	AM	December 2021	B	N/A	25 / 1
	KTKZ-AM	AM	December 2021	B	N/A	5 / 5
	KSAC-FM	FM	December 2021	B1	1,010	2.55
	KKFS-FM	FM	December 2021	A	328	6
Cleveland, OH	WHKW-AM	AM	October 2020	B	N/A	50 / 50
	WFHM-FM	FM	October 2020	B	620	31
	WHK-AM	AM	October 2020	B	N/A	5 / 5
Orlando, FL	WORL-AM	AM	February 2020	B	N/A	1 / 1
	WTLN-AM	AM	February 2020	B	N/A	12 / 5
	WBZW-AM	AM	February 2020	B	N/A	5 / 0.35
Columbus, OH	WRFD-AM	AM	October 2020	D	N/A	23
	WTOH-FM	FM	October 2020	A	505	2.6
Nashville, TN	WBOZ-FM	FM	August 2020	A	328	6
	WFFH-FM	FM	August 2020	A	453	3.2
	WFFI-FM	FM	August 2020	A	755	1.15
Louisville, KY	WFIA-FM	FM	August 2020	A	394	3.3
	WGTK-AM	AM	August 2020	B	N/A	5 / 5
	WFIA-AM	AM	August 2020	D	N/A	0.93 / 0.162
Greenville, SC	WGTK-FM	FM	December 2019	0	14,895	100
	WRTH-FM	FM	December 2019	0	495	2.7
	WLTE-FM	FM	July 2017	A	397	4.1
Honolulu, HI	KHNR-AM	AM	February 2022	B	N/A	10 / 10
	KAIM-FM	FM	February 2022	C	328	100
	KGU-AM	AM	February 2022	B	N/A	10 / 10
	KHCM-FM	FM	February 2022	C1	46	80
	KHCM-AM	AM	February 2022	B	N/A	2 / 2
	KGU-FM	FM	February 2022	C	1,965	100
	KKOL-FM	FM	February 2022	C	1,965	100
Omaha, NE	KGBI-FM	FM	June 2021	C	1,014	100
	KOTK-AM	AM	June 2021	B	N/A	1 / 0.33
	KCRO-AM	AM	June 2021	D	N/A	1 / 0.054
Sarasota-Bradenton, FL	WLSS-AM	AM	February 2020	B	N/A	5 / 3
Little Rock, AR	KDIS-FM	FM	April 2017	0	312	3
Colorado Springs, CO	KGFT-FM	FM	April 2021	C	2,218	78
	KBIQ-FM	FM	April 2021	C	256	72
	KZNT-AM	AM	April 2021	B	N/A	5 / 0.54
Oxnard-Ventura, CA	KDAR-FM	FM	December 2021	B1	1,289	1.5
Youngstown-Warren, OH	WHKZ-AM	AM	October 2020	B	N/A	5 / 5
Warrenton, Virginia	WRCW-AM (formerly WKDL-AM)	AM	April 2012	D	N/A	3 / 0.125

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

Our current ownership of radio broadcast stations complies with the FCC’s multiple ownership rules; however, these rules may limit the number of additional stations that we may acquire in the future in certain of our markets and could limit the potential buyers of any stations we may attempt to sell. The FCC is also required by the Communications Act to review its broadcast ownership rules every four years. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 quadrennial review of its media ownership rules with the issuance of a Notice of Inquiry (“NOI”). The NOI was intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. We believe that the next step will be for the FCC to issue a Notice of Proposed Rulemaking (“NPRM”) to seek comment on specific proposed changes to its ownership rules in connection with the 2010 quadrennial review of the broadcast ownership rules and has now consolidated its 2010 quadrennial review with the 2014 quadrennial review of the ownership rules. The FCC has instructed its Media Bureau to complete the combined 2010 and 2014 reviews by June 30, 2016. We can make no determination as to what effect, if any, the combined 2010 and 2014 quadrennial reviews will have on Salem.

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

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable,” or cognizable, interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner, member, or stockholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC’s ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as an “owner” of the radio station, television station or daily newspaper in question, and therefore subject to the FCC’s ownership rules. On December 22, 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) to seek comment on specific proposed changes to its ownership rules. In the NPRM, the FCC tentatively concluded to maintain its local radio ownership rules largely intact. Comments and Reply Comments have been received by the FCC in connection with the NPRM (2010 quadrennial review). Since, as of this date, no Report and Order has been adopted by the FCC in connection with the local radio ownership rules proposals in the 2010 quadrennial review and is again reviewing those rules in connection with the 2014 quadrennial review, consolidating its 2010 quadrennial review with its 2014 quadrennial review, , we can make no determination as to what effect, if any, the combined 2010 and 2014 quadrennial reviews will have on Salem, since action is not anticipated until 2016.

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

Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” The FCC has gradually relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. Although in recent years proposals have been put forth by the FCC to reinstitute certain formal procedures, none of these proposals have yet been adopted for radio stations. Licenses continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application, but such complaints may be filed and considered at any time.

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

Proposed Changes. As noted above, in May 2010, the FCC formally initiated its 2010 quadrennial review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. On December 22, 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) in the 2010 quadrennial review to seek comment on specific proposed changes to its ownership rules. In the 2010 quadrennial review NPRM, the FCC tentatively concluded to maintain its local radio ownership rules largely intact. Comments and Reply Comments have been received by the FCC in connection with the NPRM. The 2010 quadrennial review has now been consolidated in with the FCC’s 2014 quadrennial review of its ownership rules. Since, as of this date, no Report and Order has been adopted by the FCC in connection with the local radio ownership rules proposals in the 2010 quadrennial review NPRM, and the FCC has directed its Media Bureau to complete the combined 2010 and 2014 reviews we can make no determination as to what effect, if any, this NPRM will have on Salem.

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

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Improvements Act (“HSR Act”) and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws, as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the company. Acquisitions that are not required to be reported under the HSR Act may be investigated by the FTC or the DOJ under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. The DOJ also has stated publicly that it believes that LMAs and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act.

We can provide no assurances that our acquisition strategy will be adversely affected in any material respect by antitrust reviews.

GEOGRAPHIC FINANCIAL INFORMATION

Our operating segments are based in various locations throughout the United States. Our broadcast operating segment is particularly dependent on revenue from our Los Angeles and Dallas markets which generated 14.3% and 24.0% , respectively, of our total net broadcasting advertising revenue for the year ended December 31, 2014, 15.2% and 25.5%, respectively, for the year ended December 31, 2013, and 16.2% and 23.6%, respectively, for the year ended December 31, 2012.

Because substantial portions of our broadcast advertising revenues are derived from local advertisers in Los Angeles and Dallas, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

EMPLOYEES

As of February 17, 2015, we employed 1,177 employees in radio broadcasting, 186 employees in digital entities, 131 employees in printing and publishing, and 111 employees in corporate functions. Of these employees, 1,230 are full-time and 375 are part-time employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

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

AVAILABLE INFORMATION

Our Internet address is www.salemmedia.com. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available as soon as reasonably practical after we electronically file them or furnish them to the SEC. Any information found on our website is not a part of or incorporated by reference into, this or any other report of the company filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before investing in our securities. Our business is subject to risks associated with general economic conditions, geopolitical events, competition, technological obsolescence and employee relations. The risks described below, along with risks not currently known to us or that we currently believe are immaterial, may impair our business operations and liquidity in unfavorable ways. We operate in a continually changing business environment in which new risk factors emerge from time to time. We can neither predict new risk factors, nor can we assess the impact, if any, these new risk factors may have on our business. The extent to which any risk factor, or combination of risk factors, may affect our business, financial condition and results of operations could seriously and materially influence the trading price of our common stock.

CERTAIN FACTORS AFFECTING SALEM

We may choose not to pursue potentially more profitable business opportunities outside of our Christian, conservative news talk and family-themed formats, or not to broadcast programming that violates our programming standards, either of which may have a material and adverse effect on our business.

We are fundamentally committed to broadcasting, digital and publishing formats and programming emphasizing Christian values, conservative family themes and news. We may choose not to switch to other formats or pursue potentially more profitable business opportunities due to this commitment, which could result in lower operating revenues and profits than we might otherwise achieve. We also do not intend to pursue business opportunities or broadcast programming that would conflict with our core commitment to Christian and family-themed formats or that would violate our programming standards, even if such opportunities or programming would be more profitable. Our decision not to pursue other formats, business opportunities and/or broadcast programming that is inconsistent with our programming standards may have a material and adverse effect on our business.

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

Our results of operations could be negatively impacted by weak economic conditions of an individual business sector.

A recession or downturn in the economy of any individual business sector could have a significant effect on us. Even with the recovery seen from the 2008 economic recession, an individual business sector (such as the automotive industry) that tends to spend more on advertising than other sectors, might be forced to maintain a reduced level of advertising expenditures. If that sector experiences a slower recovery than the economy in general, that sector may reduce its advertising expenditures further if additional downturns occur. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may negatively impact our results of operations.

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

The radio broadcast industry is subject to rapid technological change, evolving industry standards and the emergence of competition from new media technologies and services. We cannot make assurances that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are currently being developed or introduced, including but not limited to:

•	Satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;
•	Audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the Internet and other digital audio broadcast formats;
•	In-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;
•	Low-power FM radio, which could result in additional FM radio broadcast outlets including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act;
•	High Definition (“HD”) radio;
•	Internet radio and other audio content offerings such as Pandora and iHeart Radio; and
•	Personal digital audio devices (e.g. audio via WiFi, mobile phones, WiMAX, etc.) or other emerging next-generation networks and technologies.

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

Under Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We incurred significant impairment losses in prior years with regard to our indefinite-lived intangible assets. During the fourth quarter of 2014, we recognized impairment losses of $79,000 associated with mastheads and goodwill within our publishing segment. We perform our annual impairment testing during the fourth quarter at the same time that we prepare our budget and financial forecasts for the following year. During our 2015 budget process held during the fourth quarter of 2014, we decided to cease publishing Townhall Magazine as of December 2014 and we are considering ceasing additional print magazines in the future. These impairments were driven by reductions in our projected net revenues that were not offset with equal cost reductions from the planned decrease in the number of our publications. The growth of digital-only publications, that are often free or significantly less than a print magazine has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the publishing industry as a whole and are not unique to our company or operations.

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

We may not be able to utilize our deferred tax assets to offset future taxable income.

As of December 31, 2014 , we had deferred tax assets, net of valuation allowances, of $81.6 million on our consolidated balance sheets included in this annual report on Form 10-K. We expect to utilize these deferred tax assets to reduce consolidated income tax liabilities over a period not to exceed five years. However, we may not be able to fully utilize these deferred tax assets if future taxable income and related income tax liabilities are insufficient to allow their use. We may be required to record a larger valuation allowance against these deferred tax assets if we believe that we are unable to utilize them, which would have an adverse material effect on our results of operations and financial position.

If we are unable to execute our acquisition strategy successfully, our business may not continue to grow.

We intend to continue to selectively acquire radio stations, FM translators, digital media entities and publishing businesses. With respect to the acquisition of radio stations, our acquisition strategy has been, and will continue to focus primarily on, the acquisition of stations in the top fifty (50) markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our station operating income or yield other anticipated benefits. Acquisitions in markets in which we already own stations may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. With respect to our acquisition strategy of digital and publishing businesses, we may not be able to identify and consummate the acquisition of future businesses successfully. Additionally, we may not be able to effectively integrate the operation of newly acquired businesses with our existing businesses, which could result in reduced operating income from our businesses. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

We may be unable to integrate the operations and management of acquired stations or businesses, which could have a material and adverse effect on our business and operating results.

Acquisitions may have a substantial impact on our revenues, costs, cash flows, and financial position. During 2014 and 2013, we spent $18.7 million and $12.8 million, respectively, on acquisitions. With the 2014 acquisition of Eagle Publishing, we acquired several new businesses including a traditional book publishing business, a financial newsletter business and a wellness business, and while we anticipate that we will continue to effectively integrate these businesses into our current operations, there can be no assurance of this. We expect to make additional acquisitions of radio stations, FM transmitters, digital businesses and publishing businesses. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities; diversions of management resources and loss of key employees; challenges with respect to operating new businesses; debt incurred in financing such acquisitions; and other unanticipated problems and liabilities. There can be no assurance that we will be able to successfully integrate the operations or management of acquired radio stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that may be acquired in the future.

Continued acquisitions will require us to manage a larger and likely more geographically diverse region of radio stations, digital portfolios and publishing portfolios than historically has been the case. Our inability to integrate and manage newly acquired radio stations, digital businesses or publishing entities successfully could have a material and adverse effect on our business and operating results.

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

We continually seek opportunities for growth by increasing the strength and number of our broadcast signals, increasing the number of page views on our web platform and increasing the subscriber base of our magazines. In order to realize these growth opportunities, we must rely on continued technical improvements to expand our broadcasting, digital and publication footprint. When deciding which opportunities to pursue, we must predict the internal rate of return associated with each project. Our calculations are based on certain estimates and assumptions that may not be realized. Accordingly, the calculation of internal rate of return may not be reflective of our actual returns, and our capital may be inefficiently allocated. If we fail to appropriately allocate our capital, our growth rate and financial results will be adversely affected.

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

If we fail to maintain the continuance of strong relationships with our authors and other creative talent, as well as to develop relationships with new creative talent, our business and financial performance could be materially and adversely affected.

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

If we do not maintain or increase our block programming revenues, our business, financial condition and operating results may be materially and adversely affected.

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is significantly dependent upon our ability to generate revenue from the sale of block programming time to national and local religious and educational organizations. Block programming accounted for 41.2% of our net broadcast revenue for the year ended December 21, 2014 and 40.9% of our net broadcast revenue for the year ended December 31, 2013. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue, in which case, our business, financial condition and results of operations may be materially and adversely affected.

If we are unable to maintain or grow our advertising revenues, our business, financial condition and operating results may be materially and adversely affected.

Our radio stations, websites and publications are to varying degrees dependent upon advertising for their respective revenues. In the advertising market, we compete for revenue with other commercial religious format and general format radio stations, as well as with other media outlets including broadcast and cable television, newspapers, magazines, direct mail, online and billboard advertising. Due to this significant competition, we may not be able to maintain or increase our current advertising revenue. Any sustained economic downturn could negatively impact our ability to generate revenues. If we are unable to maintain and grow our advertising revenues, our business, financial condition and results of operations may be materially and adversely affected.

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

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2014, 2013 and 2012, 40.2%, 40.8%, and 41.3% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from our Los Angeles and Dallas markets which generated 14.3% and 24.0% , respectively of our total net broadcasting advertising revenue for the year ended December 31, 2014, 15.2% and 25.5%, respectively, for the year ended December 31, 2013, and 16.2% and 23.6%, respectively, for the year ended December 31, 2012.

Concentration of book publication sales may make it difficult for us to compete effectively in the publication market.

The sale of printed book publications is concentrated in national, regional, and online bookstore chains. These bookstore chains account for a vast majority of book publishing revenues. Due to this concentration of book publication sales, it may be difficult for us to compete effectively in the market, which could adversely affect our revenues and growth prospects.

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

Our broadcast audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. Salem Web Network competes for visitors and advertisers with other companies that deliver on-line audio programming and Christian and conservative Internet content as well as providers of general market Internet sites. Our book publishing business competes for readers with other book publishers, including those targeted specifically at Christian and conservative audiences. Our print magazines compete for readers and advertisers with other print publications including those that follow the Christian music industry and those that address themes of interest to church leadership and the Christian audience. Xulon Press™ competes for authors with other on-demand publishers including those focused exclusively on Christian book publishers.

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

Even if we succeed in driving traffic to our owned and operated websites and to our customer websites, neither we nor our advertisers and customers may be able to monetize this traffic or otherwise retain consumers. Our failure to do so could result in decreases in customers and related advertising revenue, which could have a material adverse effect on our business, financial condition and results of operations.

New technologies may increase competition with our broadcasting and printing operations.

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

We must respond to changes in consumer behavior as a result of new technologies in order to remain competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. There is a risk that our responses to these changes and strategies to remain competitive, including distribution of our content on a “pay” basis, may not be adopted by consumers. In publishing, the trend toward digital media may drive down the price consumers are willing to spend on our products disproportionately to the costs associated with generating literary content. Our failure to protect and exploit the value of our content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a material adverse effect on our business, financial condition and results of operations.

Our financial results would suffer if we fail to successfully meet market needs with our publishing business.

The sale of books represents a substantial part of revenues for Regnery Publishing. We are subject to the risk that we will not successfully develop and execute promotional strategies for new books that respond to customer trends, including trends related to demand for eBooks, or other technological changes that will not meet market needs, which would have a material adverse effect on the financial results of Regnery Publishing and Salem as a whole.

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

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, may materially and adversely affect our business, financial condition, and results of operations.

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

 We may be unable to increase or maintain our digital advertising revenues, which could have a material adverse effect on our business, financial condition and results of operations.

We generate advertising revenue from the sale of digital display advertisements on our websites. Our ability to increase or maintain this advertising revenue is largely dependent upon the number of users actively visiting our websites. We also must increase user engagement with our advertisers in order to increase our advertising revenues. Additionally, digital advertising techniques are evolving, and if our technology and advertisement serving techniques do not evolve to meet the needs of advertisers, our advertising revenue could decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our advertising revenue. Because digital media is a concentrated growth area for us, any decrease in revenues in these areas could affect our business, financial condition and results of operations.

Digital advertisements are reportedly becoming a means to distribute viruses over the Internet. If this practice becomes prevalent, it could result in consumers becoming less inclined to click through digital advertisements, which could adversely affect the demand for digital advertising. Additionally, we do not have long-term agreements with most of our digital advertisers. Any termination, change or decrease in our advertising relationships could have a material adverse effect on our revenues and profitability. If we do not maintain or increase our advertising revenues, our business, results of operations and financial condition could be materially and adversely affected.

If Internet search engines' methodologies are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend in part on various Internet search engines, including Google®, Bing®, and Yahoo!®, to direct a significant amount of traffic to our websites.  Our ability to maintain the number of visitors directed to our websites through which we distribute our content by search engines is not entirely within our control.  Changes in the methodologies used by search engines to display results could cause our websites to receive less favorable placements, which could reduce the number of unique visitors who link to our websites.   Any reduction in the number of users directed to our websites could negatively affect our ability to earn revenue. If traffic on our websites declines, we may need to employ more costly resources to replace lost traffic, and such increased expense could adversely affect our business, financial condition and results of operations.

Wireless devices and mobile phones are used to access the Internet, and our online marketing services may not be as effective when accessed through these devices, which could cause harm to our business, financial condition and results of operations.

The number of people who access the Internet through devices other than personal computers has increased substantially in the last few years. Our websites were originally designed for persons accessing the Internet on a desktop or laptop computer. The smaller screens, lower resolution graphics and less convenient typing capabilities of wireless devices and mobile phones may make it more difficult for visitors to respond to our offerings. In addition, the cost of mobile advertising is relatively high and may not be cost-effective for our services. We must also ensure that our licensing arrangements with third-party content providers allow us to make this content available on these devices. If we cannot effectively make our content, products and services available on these devices, fewer consumers may access and use our content, products and services. In addition, if our services continue to be less effective or less economically attractive for customers seeking to engage in advertising through these devices and this segment of Internet traffic grows at the expense of traditional computer Internet access, we will experience difficulty attracting website visitors and attracting and retaining customers and our business, financial condition and results of operations will be harmed.

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

We could face liability for the information we publish in our financial newsletters, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish in our financial newsletters. While we strive to minimize such risks, it is possible that we could be subject to potential enforcement actions by the Securities and Exchange Commission or civil liability for securities fraud to subscribers who invest on the basis of information provided in our financial newsletters and related materials or by the independent financial commentators who provide newsletter content. For example, subscribers may take legal action against us if they rely on published information, or market analysis that contains an error or on market strategies that do not perform as described, a company may claim that we have made a defamatory statement about it, its employees or its financial position. The authors of our newsletters also rely on a variety of outside parties as sources for some of the information we use in our published data. These sources include securities exchanges, fund companies, hedge funds, transfer agents, and other data providers. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others or based upon the actions of the authors. Defending claims based on the information we publish in our financial newsletters could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.

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

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our users' experience could decline. This could damage our reputation and lead us to lose current and potential customers and advertisers. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our business, financial condition and results of operations.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations. Our insurance coverage may be insufficient to compensate us for losses that may occur. Our principal executive offices are located in Southern California, a region known for seismic activity. In addition, acts of terrorism could also cause disruptions in our business or the economy as a whole. We rely heavily on servers, computers, communications systems and the Internet to conduct our business and provide high quality service to our listeners. Our servers may be vulnerable to cyber-security risks such as computer viruses and breakin’s. Disruptions in these services could negatively impact our ability to run our business, result in the loss of existing or potential listeners, the loss of existing or potential advertisers and increase maintenance costs, each of which could materially and adversely affect our business, financial condition and results of operations. We have not experienced significant disruptions in running our business due to catastrophic events, earthquakes, computer viruses or terrorism.

Cyber security and privacy breaches may hurt the company’s business, damage its reputation, increase its costs, and cause losses.

Our information technology systems could be subject to invasion, cyber-attack, or data privacy breaches by employees, others with authorized access, and unauthorized persons. Such attacks could result in disruption to our operations, loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information. Security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, customers or suppliers to disclose sensitive information in order to gain access to our data and information technology systems. Any such breach could result in significant legal and financial exposure, damage to our reputation, loss of competitive advantage, and a loss of confidence in the security of our information technology systems that could potentially have an impact on our operations. Because the techniques used to obtain unauthorized access, disable or degrade, or sabotage our information technology systems change frequently and often are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Third parties that provide services for our operations could also be a source of security risk in the event of a failure of their own security systems and infrastructure. In addition, sophisticated hardware and operating system software and applications that are procured from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our information technology systems.

Although we have developed systems and processes designed to protect information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach, such measures cannot provide absolute security. Such breaches, whether successful or unsuccessful, could result in the incurrence of costs related to rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps.

Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance environment. Our failure to comply with federal, state, or international privacy related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Although we have insurance coverage for protecting against cyber security risks, it may not be sufficient to cover all possible claims and losses that could have a material adverse effect on our business.

We have not experienced significant disruptions in running our business due to invasion, cyber-attack, or data privacy breaches.

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

As of December 31, 2014, Edward G. Atsinger III (Chief Executive Officer), Stuart W. Epperson (Chairman), Nancy A. Epperson (wife of Chairman) and Edward C. Atsinger (son of Chief Executive Officer) controlled approximately 84.5% in aggregate of the voting power of our capital stock. Thus, these four stockholders have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of other stockholders in a material manner. The controlling stockholders hold all of the Class B Common Stock, which have ten votes per share. Circumstances may occur in which the interests of the controlling stockholders could be in conflict with the interests of other security holders and the controlling stockholders would have the ability to cause us to take actions in their interest.

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

We rely entirely on a limited number of third parties to supply and manufacture our wellness products. These third parties are subject to FDA regulation and must operate in accordance with strict manufacturing requirements referred to as Current Good Manufacturing Practices(“CGMP’s”) for dietary supplements. Our wellness products are manufactured on a purchase order basis only and manufacturers can terminate their relationships with us at any time. These third party manufacturers may be unable to satisfy our supply requirements, manufacture our wellness products on a timely basis and in compliance with CGMP’s, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet any of these critical needs and legal requirements would delay or reduce wellness product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all of our third party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers, we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our wellness product business caused by difficulties in obtaining supplies.

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

Although we maintain product liability insurance, it may not be sufficient to cover all product liability claims and such claims that may arise could have a material adverse effect on our business and financial condition. We carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

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

We are subject to Section 404 of the Sarbanes-Oxley Act (SOX), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and incur expenses for SOX compliance on an ongoing basis. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our Class A common stock could be negatively affected. Additionally, we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (“SEC”), or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources and divert management's attention.

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

In 2010, the FCC opened a new phase of rulemaking concerning its broadcast ownership rules. The FCC sought public comments on the existing rules, including arguments and factual data on their impact on competition, localism, and diversity and held public meetings around the country on the issue of media ownership rules. The FCC 2010 quadrennial review of broadcast ownership rules is ongoing and has been consolidated into the FCC’s 2014 quadrennial review of broadcast ownership rules, which commenced in Spring of 2014. The local radio ownership rule, the radio/television cross-ownership rule and newspaper/broadcast cross-ownership rule are among the broadcast ownership rules being considered in the 2010 and 2014 quadrennial reviews. The FCC has instructed its Media Bureau to complete the combined 2010 and 2014 reviews by June 30, 2016.

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

On December 18, 2007, legislation was introduced to Congress under the Performance Rights Act that would require terrestrial radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. The bill was reintroduced on February 4, 2009 and it appears that a similar bill may again be reintroduced in 2015. As of February 13, 2015, none of these bills have been passed.

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

When a user visits our websites or certain pages of our customers' websites, we use technologies, including "cookies," to collect information related to the user, such as the user's Internet Protocol, or IP, address, demographic information, and history of the user's interactions with advertisements previously delivered by us. The information that we collect about users helps us deliver appropriate content and targeted advertising to the user. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. We post privacy policies on all of our owned and operated websites that set forth our policies and practices related to the collection and use of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with industry standards or laws or regulations could result in a loss of customer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose customers and revenues.

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

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our wellness products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA, and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our wellness products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our wellness products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a "health claim."

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

Our failure to comply with FTC regulations could result in substantial monetary penalties and could adversely affect our business, financial condition and results of operations.

The FTC exercises jurisdiction over the advertising of wellness products and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Our failure to comply with FTC regulations could result in substantial monetary penalties and could adversely affect our business, financial condition and results of operations.

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

At December 31, 2014, we and our subsidiary guarantors had approximately $277.8 million outstanding on our revolving credit facility with Wells Fargo Bank Term Loan B.

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

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the Term Loan B and Revolver. An event of default under any of our debt agreements could permit some of our lenders to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, which could, in turn, trigger defaults under other debt obligations and the commitments of the lenders to make further extensions of credit under our Revolver could be terminated. If we were unable to repay debt to our lenders, or are otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

We own or lease various properties throughout the United States from which we conduct business. No one physical property is material to our overall business operations. We believe that each of our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties. We believe that we will be able to renew existing leases when applicable or obtain comparable facilities, as necessary.

Corporate

Our corporate headquarters are located in Camarillo, California where we own an approximately 40,000 square foot office building.

Broadcasting

The types of properties required to support our radio stations include offices, studios, transmitter, antenna and tower sites. A station’s studios are generally located in an office in a downtown or business district. Transmitter, antenna and tower sites are located in areas that provide maximum market coverage. Our SRN and SMR offices and Dallas radio stations are located in an office building in the Dallas, Texas metropolitan area, where we own an approximately 34,000 square foot office building. Our radio network operates from various offices and studios from which the programming originates or is relayed from a remote point of origination. Our network leases satellite transponders used for delivery of its programming. The lease agreements range from one to thirty years remaining on the lease term. We also own office buildings in Honolulu, Hawaii; Tampa, Florida; and Orlando, Florida.

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

Digital Media

The types of properties required to support our digital media operations include office buildings and data storage centers. Salem Web Network, including Townhall, operates from leased office facilities in Richmond, Virginia; Arlington, Virginia; and Nashville, Tennessee. Eagle Financial Publications operate from leased offices in Washington D.C. Salem Consumer Products operates from our corporate office in Camarillo, California. The lease agreements range from one to six years remaining on the lease term.

Publishing

Salem Publishing and Xulon Press operate from leased office facilities in Nashville, Tennessee, Washington D.C. and Orlando, Florida. Regnery Publishing operates from leased facilities in Washington, D.C. with inventory fulfillment handled through a third party in Jackson, Tennessee. The lease agreements range from one to four years remaining on the lease term.

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

ITEM 4. MINE AND SAFETY DISCLSOURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On February 23, 2015, the company had approximately 43 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 19,783,365 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2013				2014
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$8.40	$10.14	$8.50	$9.50	$10.34	$10.15	$9.83	$11.00
Low (mid-day)	$5.19	$7.00	$7.20	$7.53	$8.15	$7.89	$5.04	$6.72

There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

Our dividend policy is based upon our Board of Directors’ current assessment of our business and the environment in which we operate. The actual declaration of dividends and distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. Our Board of Directors reviews distributions on a quarterly basis and may, in its discretion, amend or repeal the level of distributions. The reduction or elimination of distributions may negatively affect the market price of our common stock.

The following table shows quarterly distributions that have been declared and paid to all stockholders of record of our Class A and Class B common stock since January 1, 2012:

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 2, 2014	December 15, 2014	December 29, 2014	$0.0650	$1,646
September 2, 2014	September 16, 2014	September 30, 2014	$0.0625	1,579
May 27, 2014	June 16, 2014	June 30, 2014	$0.0600	1,514
March 6, 2014	March 17, 2014	March 31, 2014	$0.0575	1,444
November 20, 2013	December 10, 2013	December 27, 2013	$0.0550	1,376
September 12, 2013	September 26, 2013	October 4, 2013	$0.0525	1,308
May 30, 2013	June 14, 2013	June 28, 2013	$0.0500	1,240
March 18, 2013	March 25, 2013	April 1, 2013	$0.0500	1,234
November 29, 2012	December 14, 2012	December 28, 2012	$0.0350	854
August 30, 2012	September 14, 2012	September 28, 2012	$0.0350	854
May 31, 2012	June 15, 2012	June 21, 2012	$0.0350	854
March 8, 2012	March 23, 2012	March 30, 2012	$0.0350	850

While we intend to review distributions payments on a quarterly basis, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this annual report on Form 10-K.

Based on the number of shares of Class A and Class B common stock currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $6.6 million in 2015.

Our sole source of cash available for making any future distributions is our operating cash flow subject to our Term Loan B and Revolver, which contain covenants that restrict the payment of dividends and distributions unless certain specified conditions are satisfied.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return of the our Class A common stock with the cumulative total return of the NASDAQ - NMS equity index and the Bloomberg Broadcast and Cable Radio Index for a five year period commencing December 31, 2009 and ending December 31, 2014. Our Class B common stock is not publicly traded and is not registered. The graph assumes that the value of an investment in our Class A common stock and each index was $100 on December 31, 2009 and that any dividends were reinvested. Stockholder returns over the indicated period are not indicative of future stockholder returns.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data below as of and for the years ended December 31, 2014 and December 31, 2013, is derived from our audited consolidated financial statements included in Item 8 of this annual report. The selected financial data as of and for the years ended December 31, 2010, December 31, 2011 and December 31, 2012 is derived from our audited financial statements not included herein. The selected financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements, related notes, other financial information included (incorporated by reference) herein, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the disclosure concerning the reconciliation for historical Non-GAAP financial measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this annual report on Form 10-K.

Certain reclassifications have been made to prior year financial data to conform to the current year presentation. These reclassifications include: (1) the separation of our non-broadcast operating segment into two operating segments as of the first quarter of 2011, (2) the reporting of discontinued operations, (3) the reclassification of direct broadcast, direct digital and direct publishing expeneses from corporate expenses to the appropriate segment, and (4) the change in composite of our operating segments as of December 2014 to conform to how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment.

We have two reportable segments, radio broadcasting and digital media. Digital media (formerly “Internet and e-commerce”) became a reportable segment as of the first quarter of 2011 upon the realization of organic and acquisition related revenue growth. Our acquisition of Eagle Publishing on January 10, 2014, including Regnery Publishing, Eagle Financial Publications, Eagle Wellness, HumanEvents.com and RedState.com, resulted in operational changes to our business and a realignment of our operating segments. We now have three operating segments: (1) Broadcasting, (2) Digital Media, and (3) Publishing. We changed the composition of our operating segments to reflect management’s view of the operating results for each segment.

All prior periods presented have been updated to reflect the new composition of our operating segments. Refer to Note 16 – Segment Data in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information. Note that our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations and other assets, impairments and other significant events:

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

	Year Ended December 31,
	2010	2011		2012	2013	2014
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcast revenue	$177,139		$182,487	$187,640	$188,544	$192,923
Net digital media revenue	17,492		22,887	28,166	35,156	46,862
Net publishing revenue	11,827		12,792	13,373	13,234	26,751
Total revenue	206,458		218,166	229,179	236,934	266,536
Operating expenses:
Broadcast operating expenses	113,952		119,602	126,514	129,857	138,564
Digital media operating expenses	15,618		19,568	22,848	25,741	36,232
Publishing operating expenses	11,944		12,344	13,339	14,280	26,143
Unallocated corporate expenses	13,468		13,835	14,396	16,081	17,092
Depreciation and amortization	14,588		14,971	14,647	15,262	18,825
Change in the estimated fair value of contingent earn-out consideration	—		—	—	—	734
Impairment of indefinite-lived long-term assets other than goodwill	—		—	88	1,006	34
Impairment of goodwill	—		—	—	438	45
Impairment of long-lived assets	—		—	6,808	—	—
(Gain) loss on the sale or disposal of assets	255		(4,153)	49	(264)	251
Total operating expenses	169,825		176,167	198,689	202,401	237,920
Operating income from continuing operations	36,633		41,999	30,490	34,533	28,616
Other income (expense):
Interest income	183		344	106	68	45
Interest expense	(30,297)		(27,665)	(24,911)	(16,892)	(15,993)
Change in fair value of interest rate swaps	—		—	—	3,177	(2,702)
Loss on early retirement of long-term debt	(1,832)		(2,169)	(1,088)	(27,795)	(391)
Net miscellaneous income and (expenses)	(16)		(40)	79	18	665
Total other expense, net	(31,962)		(29,530)	(25,814)	(41,424)	(18,376)
Income from continuing operations before income taxes	4,671		12,469	4,676	(6,891)	10,240
Provision for (benefit from) income taxes	2,695		6,110	153	(4,192)	4,765
Income (loss) from continuing operations	1,976		6,359	4,523	(2,699)	5,475
Loss from discontinued operations, net of tax	(44)		(741)	(95)	(37)	—
Net income (loss)	$1,932		$5,618	$4,428	$(2,736)	$5,475

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$0.08		$0.26	$0.18	$(0.11)	$0.21
Loss per share from discontinued operations	—		(0.03)	—	—	—
Net earnings (loss) per share	$0.08		$0.23	$0.18	$(0.11)	$0.21
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$0.08		$0.26	$0.18	$(0.11)	$0.21
Loss per share from discontinued operations	—		(0.03)	—	—	—
Net earnings (loss) per share	$0.08		$0.23	$0.18	$(0.11)	$0.21
Dividends per share	$0.20	$	―	$0.14	$0.21	$0.24
Basic weighted average shares outstanding	24,086,829		24,475,102	24,577,605	24,938,075	25,336,809
Diluted weighted average shares outstanding	24,653,465		24,683,644	24,986,966	24,938,075	26,081,175

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$828	$67	$380	$65	$33
Broadcast licenses	378,362	371,420	373,720	381,836	385,726
Other intangible assets, net including goodwill	25,122	28,522	33,009	32,035	37,912
Total assets	574,486	561,310	562,181	575,113	583,159
Long-term debt (including current portion)	304,527	274,803	268,980	290,793	277,505
Stockholders’ equity	196,404	203,048	206,069	201,785	203,994
Cash flows related to:
Operating activities	$22,817	$31,757	$31,077	$28,735	41,925
Investing activities	(13,777)	(4,511)	(19,066)	(17,737)	(21,734)
Financing activities	(16,150)	(28,126)	(11,697)	(11,276)	(20,223)
Non-GAAP items:
Station operating income (1)	$63,187	$62,885	$61,126	$58,687	$54,359
Station operating income margin (2)	35.7%	34.5%	32.6%	31.1%	28.2%
Digital media operating income (3)	$1,874	$3,319	$5,318	$9,415	$10,630
Publishing operating income (loss) (4)	$(117)	$448	$34	$(1,046)	$608
Adjusted EBITDA (5)	$52,897	$53,727	$53,529	$52,842	$50,746
Free Cash Flow (6)	$15,251	$19,926	$21,312	$25,318	$26,608

(1)	We define non-GAAP station operating income as net broadcast revenue less broadcast operating expenses.

(2)	Non-GAAP station operating income margin is station operating income as a percentage of net broadcast revenue.

(3)	We define digital media operating income as net digital media revenue minus digital media operating expenses

(4)	We define publishing operating income net publishing revenue minus publishing operating expenses.

(5)	We define Non-GAAP Adjusted EBITDA as net income before interest, taxes, depreciation, amortization and change in fair value of interest rate swaps (“EBIDTA”) before gains or losses on the disposal of assets, changes in the estimated fair value of contingent earn-out consideration and non-cash compensation expense.

(6)	We define Non-GAAP free cash flow as Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, less cash paid for interest.

Regulation G and Item 10(e) of Regulation S-K define and prescribe the conditions under which certain non-GAAP financial information may be presented. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Digital media operating income, publishing operating income, and free cash flow, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our financial performance. These non-GAAP measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance. Management uses these non-GAAP financial measures to evaluate financial results, develop budgets, manage expenditures, and determine employee compensation. Our presentation of this additional information should not be considered as a substitute for or superior to the most directly comparable financial measures as reported in accordance with GAAP.

The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate SOI. We define SOI as net broadcast revenue less broadcast operating expenses. Accordingly, changes in net broadcast revenue and broadcast operating expenses, as explained above, have a direct impact on changes in SOI. SOI is not a measure of performance calculated in accordance with GAAP. SOI should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. We believe that SOI is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure to SOI), because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. SOI is commonly used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. We use SOI as one of the key measures of operating efficiency and profitability, including our internal reviews associated with impairment analysis of our indefinite-lived intangible assets. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance prepared in accordance with GAAP. Our definition of SOI is not necessarily comparable to similarly titled measures reported by other companies.

We apply a similar methodology to our digital media and publishing group. Digital media operating income is defined as net digital media revenue minus digital media operating expenses. Publishing operating income is defined as net publishing revenue minus publishing operating expenses. Digital media operating income and publishing operating income are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Media Operating Income are useful non-GAAP financial measure to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of digital media operating income and publishing operating income are not necessarily comparable to similarly titled measures reported by other companies.

We define Adjusted EBITDA as net income before interest, taxes, depreciation, amortization and change in fair value of interest rate swaps (“EBITDA”) before gains or losses on the disposal of assets, changes in the estimated fair value of contingent earn-out consideration and non-cash compensation expense. Adjusted EBITDA is commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. Adjusted EBITDA is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to and not a substitute for or superior to our results of operations and financial condition presented in accordance with GAAP. Our definition of Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

We define free cash flow as Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, less cash paid for interest. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after capital expenditures and cash paid for income taxes and interest. A limitation of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Our presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of free cash flow is not necessarily comparable to similarly titled measures reported by other companies.

We discuss same station operating results, which we consider to be a key financial performance indicator. We define same station operating results as the operating results of stations that we own or operate in the same format on the first and last day of each quarter as well as the corresponding quarter of the prior year. Same station results for our annual report are calculated as the sum of the same station-results for each of the four quarters of that year. We use same station results, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Our presentation of same station results are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of same station operating results is not necessarily comparable to similarly titled measures reported by other companies.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

RECONCILIATION OF STATION OPERATING INCOME TO NET INCOME (LOSS)

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in thousands)
Station operating income	$63,187	$62,885	$61,126	$58,687	$54,359
Plus digital media revenue	17,492	22,887	28,166	35,156	46,862
Plus publishing revenue	11,827	12,792	13,373	13,234	26,751
Less digital media operating expenses	(15,618)	(19,568)	(22,848)	(25,741)	(36,232)
Less publishing operating expenses	(11,944)	(12,344)	(13,339)	(14,280)	(26,143)
Less unallocated corporate expenses	(13,468)	(13,835)	(14,396)	(16,081)	(17,092)
Less depreciation and amortization	(14,588)	(14,971)	(14,647)	(15,262)	(18,825)
Less change in the estimated fair value of contingent earn-out consideration	—	—	—	—	(734)
Less impairment of indefinite-lived long-term assets other than goodwill	—	—	(88)	(1,006)	(34)
Less impairment of goodwill	—	—	—	(438)	(45)
Less impairment of long-lived assets	—	—	(6,808)	—	—
Less gain (loss) on the sale or disposal of assets	(255)	4,153	(49)	264	(251)
Net operating income from continuing operations	$36,633	$41,999	$30,490	$34,533	$28,616
Plus interest income	183	344	106	68	45
Less interest expense	(30,297)	(27,665)	(24,911)	(16,892)	(15,993)
Less change in fair value of interest rate swaps	―	―	―	3,177	(2,702)
Less loss on early retirement of long-term debt	(1,832)	(2,169)	(1,088)	(27,795)	(391)
Less net miscellaneous income and (expenses)	(16)	(40)	79	18	665
Less provision for (benefit from) income taxes	(2,695)	(6,110)	(153)	4,192	(4,765)
Less loss from discontinued operations	(44)	(741)	(95)	(37)	—
Net income (loss)	$1,932	$5,618	$4,428	$(2,736)	$5,475

Reconciliation of Adjusted EBITDA to EBITDA to net Income (Loss)
Adjusted EBITDA	$52,897	$53,727	$53,529	$52,842	$50,746
Less stock-based compensation	(1,437)	(950)	(1,368)	(1,849)	(1,576)
Less loss on early retirement of long-term debt	(1,832)	(2,169)	(1,088)	(27,795)	(391)
Less discontinued operations, net of tax	(44)	(741)	(95)	(37)	—
Less change in the estimated fair value of contingent earn-out consideration	—	—	—	—	(734)
Less impairment of indefinite-lived long-term assets other than goodwill	—	—	(88)	(1,006)	(34)
Less impairment of goodwill	—	—	—	(438)	(45)
Less impairment of long-lived assets	—	—	(6,808)	—	—
Less gain (loss) on the sale or disposal of assets	(255)	4,153	(49)	264	(251)
EBITDA	$49,329	$54,020	$44,033	$21,981	$47,715
Plus interest income	183	344	106	68	45
Less depreciation and amortization	(14,588)	(14,971)	(14,647)	(15,262)	(18,825)
Less interest expense	(30,297)	(27,665)	(24,911)	(16,892)	(15,993)
Less change in fair value of interest rate swaps	―	―	―	3,177	(2,702)
Less provision for (benefit from) income taxes	(2,695)	(6,110)	(153)	4,192	(4,765)
Net income (loss)	$1,932	$5,618	$4,428	$(2,736)	$5,475

Reconciliation of Adjusted EBITDA to Free Cash Flow
Adjusted EBITDA	$52,897	$53,727	$53,529	$52,842	$50,746
Less cash paid for interest	(29,668)	(26,053)	(23,448)	(16,747)	(14,518)
Less cash paid for taxes	(159)	(226)	(220)	(242)	(257)
Less net cash paid for capital expenditures (1)	(7,819)	(7,522)	(8,549)	(10,535)	(9,363)
Free Cash Flow	$15,251	$19,926	$21,312	$25,3187	$26,608

(1)	Net cash paid for capital expenditures reflects actual cash payments net of amounts reimbursed for tenant improvements allowances.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Our consolidated financial statements are not directly comparable from period to period due to acquisitions and dispositions of selected radio station assets, Internet and publishing businesses. Refer to Note 3 of our consolidated financial statements under Item 8 of this annual report on Form 10-K for details of each of these transactions.

Salem Media Group, Inc. (“Salem”) is a domestic multi-media company with integrated operations including radio broadcasting, digital media, and publishing. Effective as of February 19, 2015, we changed our name from Salem Communications Corporation to Salem Media Group, Inc. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Any information found on our website is not a part of or incorporated by reference into, this or any other report of the company filed with, or furnished to, the SEC.

OVERVIEW

We have two reportable segments, radio broadcasting and digital media. Digital media (formerly “Internet and e-commerce”) became a reportable segment as of the first quarter of 2011 upon the realization of organic and acquisition related revenue growth. Our acquisition of Eagle Publishing on January 10, 2014, including Regnery Publishing, Eagle Financial Publications, Eagle Wellness, Human Events and Red State, resulted in operational changes to our business and a realignment of our operating segments. We now have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing. We changed the composition of our operating segments to reflect management’s view of the operating results for each segment.

Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. Our operating segments do not all meet the quantitative thresholds to qualify as reportable segments; however, we have elected to disclose the results of these non-reportable operating segments as we believe this information is useful to readers of our financial statements. We continue to review our operating segment classifications to align with operational changes in our business and may make future changes as necessary.

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury; nor do they include costs such as amortization, depreciation, taxes or interest expense. Changes to our operating segments did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented have been updated to reflect the new composition of our operating segments. Refer to Note 16 – Segment Data in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information.

Our principal sources of broadcast revenues include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	the sale of banner advertisements on our station websites;
•	the sale of digital streaming on our station websites; and
•	revenue derived from station events, including ticket sales and sponsorships.

The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•	audience share;
•	how well our stations perform for our clients;

•	the size of the market;
•	the number of impressions delivered;
•	the number of page views achieved;
•	the number of events held, the number of sponsorships sold, and the attendance for each event;
•	the general economic conditions in each market; and
•	supply and demand on both a local and national level.

Our principal sources of digital media revenue (formerly Internet and e-commerce revenue) include:

•	the sale of Internet banner advertising;
•	the sale of digital streaming advertising;
•	the support and promotion to stream third-party content on our websites;
•	the demand for digital delivery of our newsletters and host materials;
•	product sales and royalties for on-air host materials;
•	the number of video and graphic downloads; and
•	the demand for our wellness products.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	subscription fees for our magazines;
•	the sale of print magazine advertising; and
•	publishing fees from authors.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem owned and operated stations. SMR, a national advertising sales firm with offices in 11 U.S. cities, specializes in placing national advertising on religious and other commercial radio stations. As of December 2014, we merged Vista Media Representatives (“VMR”), our national advertising sales firm established for non-Christian format stations, into SMR as our SMR and VMR sales teams consistently pursue advertising for all station formats.

We currently program 42 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 28 News Talk stations, 12 Contemporary Christian Music stations, 10 Business format stations, and nine Spanish-language Christian Teaching and Talk stations. The business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming. Each of our radio stations has a website specifically designed for that station.

Revenues generated from our radio stations are reported as broadcast revenue in our consolidated financial statements include in Item 9 of this annual report on form 10K. Broadcast revenues are impacted by the rates radio stations can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered or downloads made, and the number of events held, including the size of the event and the number of attendees. Block programming rates are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services for most of our radio stations. In select markets, we subscribe to Nielsen Audio, which develops quarterly reports measuring a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time available for block programming and/or advertising, which may vary at different times of the day.

Nielsen Audio uses PPM technology to collect data for its ratings service. PPM is a small device that is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals encoded by the broadcaster. The PPM offers a number of advantages over traditional diary ratings collection systems, including ease of use, more reliable ratings data, shorter time periods between when advertising runs and actual listening data, and little manipulation of data by users. A disadvantage of the PPM includes data fluctuations from changes to the “panel” (a group of individuals holding PPM devices).  This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time. In markets where we subscribe to Nielsen Audio under the PPM, our ratings have been less consistent.

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

Our cash flows from broadcasting are affected by transitional periods experienced by radio stations when, based on the nature of the radio station, our plans for the market and other circumstances, we find it beneficial to change the station format. During this transitional period, when we develop a radio station’s listener and customer base, the station may generate negative or insignificant cash flow.

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize trade agreements to exchange advertising time for goods or services in lieu of cash. We enter trade and barter agreements if the goods or services we receive can be used in our business or can be sold under Listener Purchase Programs. We minimize use of trade agreements with our general policy of not preempting paid airtime for trade. In each of the years ending December 31, 2014 and 2013, we sold 97%, of our broadcast revenue for cash.

Broadcast operating expenses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) production and programming expenses, and (v) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities.

Digital Media (formerly “Internet and e-commerce”)

Web based and digital content has been a significant growth area for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications, that provide market analysis and investment advice for individual subscribers from financial commentators. Church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States.

E-commerce sites include Salem Consumer Products (“SCP”), an e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, Eagle Wellness, an online site offering complimentary health advice and sales of nutritional products.

The revenues generated from this segment are reported as digital media revenue in our consolidated statements of operations included in this annual report on Form 10-K. Digital media revenues are impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered or the number of downloads made, and the number digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter over quarter comparisons based on the date in which the Easter holiday is observed, as this holiday generates a higher volume of video downloads from our church product sites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with SCP and Wellness products.

Publishing

Our acquisition of Regnery Publishing on January 10, 2014, represented a major shift in our publishing operating segment. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Ed Klein, Laura Ingraham, Mark Steyn and Dinesh D'Souza.

Our publishing operating segment also includes Salem Publishing™ and Xulon Press. Salem Publishing™ produces and distributes numerous Christian and conservative opinion print magazines, including: Homecoming® The Magazine, YouthWorker Journal™, Singing News®, FaithTalk Magazine™, and Preaching Magazine™. Through December 2014, we also printed and produced Townhall Magazine™. Xulon Press™ is a print-on-demand self-publishing service for Christian authors.

Revenues generated from these entities are reported as publishing revenue in our consolidated financial statements included in Item 8 of this annual report on Form 10K. Publishing revenue is impacted by the retail price of books and e-books, the number of books sold, the number and retail price of e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are made. Regnery Publishing revenue has been impacted by elections as they generate higher levels of interest and demand for publications containing conservative and political based opinions.

Operating expenses incurred by Salem Publishing™ include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) printing and production costs, including paper costs, (v) cost of goods sold, and (vi) inventory reserves.

KNOWN TRENDS AND UNCERTAINTIES

Although advertising revenues have stabilized following the decline that began in 2008, broadcast advertising revenue growth remains challenged. We are particularly dependent on broadcast revenue from our Los Angeles and Dallas markets, which generated 11.9% and 12.7%, respectively, of our net broadcasting revenue for the year ending December 31, 2014. Revenues from print magazines, including advertising revenue and subscription revenues, are challenged both economically and by the increase in use of other mediums to deliver the information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Because digital media is a concentrated growth area for us, decreases in revenue streams from these areas could affect our operating results, financial condition and results of operations. To address these issues, we continue to explore opportunities in which we can cross-promote our brand and our content, including our broadcast markets, digital media, Internet sites, mobile applications, and our printing and publication media.

Key Financial Performance Indicators – SAME STATION DEFINITION

In the discussion of our results of operations below, we compare our broadcast operating results between periods on an as-reported basis, which includes the operating results of all radio stations and networks owned or operated at any time during either period and on a “same-station” basis. Same station operating results include those stations that we own or operate in the same format on the first and last day of each quarter as well as the corresponding quarter of the prior year. Same station results for a full calendar year are calculated as the sum of the same station-results for each of the four quarters of that year. Same station results for our annual report are calculated as the sum of the same station-results for each of the four quarters of that year. We use same station results, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Our presentation of same station results are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of same station operating results is not necessarily comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 compared to the year ended December 31, 2013

The following factors affected our results of operations and our cash flows for the year ended December 31, 2014 as compared to the prior year:

Financing

Throughout the year ending December 31, 2014, we repaid $15.3 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest through each repayment date compared to $8.8 million in principal plus interest through each repayment date in the prior year.

Equity

Throughout the year ending December 31, 2014, we paid total distributions of $6.2 million over four quarters compared to total distributions of $5.2 million over four quarters of the prior year.

Acquisitions

•	On December 23, 2014, we completed the acquisition of the construction permit for WLTE-FM in Pendleton, South Carolina for $0.5 million in cash. The asset acquisition cost is reflected in projects-in-process as of December 2014. The station will be built and operated within our Greenville, South Carolina market.

•	On December 23, 2014, we completed the acquisition of an FM translator in Pickens, South Carolina for $0.2 million in cash. The asset acquisition cost is included in projects-in-process as of December 2014. The FM Translator will operate in our Greenville, South Carolina market.

•	On December 22, 2014, we completed the acquisition of an FM translator in Bayshore Gardens, Florida for $0.1 million in cash. The asset acquisition cost is included in projects-in-process as of December 2014. The FM Translator will operate in our Tampa, Florida market.

•	On November 24, 2014, we completed the acquisition of an FM translator in Travelers Rest, South Carolina for $0.2 million in cash. The asset acquisition cost is included in projects-in-process as of December 2014. The FM Translator will operate in our Greenville, South Carolina market.

•	On October 1, 2014, we completed the acquisition of radio station KXXT-AM in Phoenix, Arizona for $0.6 million in cash. We began operating the station under an LMA as of June 6, 2014. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. We recorded goodwill of $1,400 associated with the excess value of this entity attributable to the audience reach obtained.

•	On June 6, 2014, we made an early payment of $1.5 million in cash against the $2.5 million deferred payment liability due January 2015 for our acquisition of entities of Eagle Publishing.

•	On May 22, 2014, we completed the acquisition of radio station WOCN-AM, Miami, Florida and the related transmitter site for $2.5 million in cash.

•	On May 6, 2014, we completed the acquisition of WRTH-FM (formerly WOLT-FM) in Greenville, South Carolina for $1.1 million in cash.

•	On April 14, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

•	On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash.

•	We recorded an increase of $0.3 million in the fair value of the contingent earn-out consideration associated with our December 2013 acquisition of Twitchy.com, which is reflected as an expense in our operating results for the year ending December 31, 2014.

•	As of December 31, 2014, we paid $0.3 million in cash, the maximum amount earned for the first payment of the Twitchy contingent-earn consideration and paid an additional $0.3 million in cash, the maximum amount earned for the second payment of the Twitchy contingent-earn consideration in January 2015.

•	On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million due January 2015 and $2.5 million due January 2016. We paid an additional $0.4 million of costs upon closing associated with liabilities incurred by the seller.

o	On June 6, 2014, we paid $1.5 million of the $2.5 million deferred installment due January 2015. Based on the early payment, our deferred payment due January 2015 was reduced to $0.9 million. The deferred payments due January 2015 and January 2016 were recorded at their present value of $0.9 million and $2.4 million, respectively, with the discount being amortized to non-cash interest expense over the payment term using the effective interest method.

o	As part of our purchase agreement, we may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks. We estimated the fair value of the contingent earn-out consideration using a probability-weighted discounted cash flow model. We recorded the estimated fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date.

o	We recorded a net increase of $0.4 million in the fair value of the contingent earn-out consideration associated with Eagle entities, which is reflected as an expense in our operating results for the year ending December 31, 2014.

o	As of December 31, 2014, $0.9 million of the actual cash due toward the earned contingent earn-out consideration is recorded in current liabilities. We may pay up to an additional $5.9 million over the remaining earn-out period based on the achievement of certain revenue benchmarks. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $1.7 million at December 31, 2014.

Net Broadcast Revenue

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$188,544	$192,923	$4,379	2.3%	79.6%	72.4%
Same Station Net Broadcast Revenue	$188,479	$191,372	$2,893	1.5%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2013		2014
	(Dollars in thousands)
Block program time:
National	$44,486	23.6%	$44,921	23.3%
Local	32,608	17.3	34,600	17.9
	77,094	40.9	79,521	41.2
Advertising:
National	13,840	7.3	14,986	7.8
Local	63,007	33.4	62,566	32.4
	76,847	40.7	77,552	40.2
Digital	4,847	2.7	5,108	2.7
Infomercials	4,970	2.6	3,906	2.0
Network	15,364	8.1	15,822	8.2
Other	9,422	5.0	11,014	5.7
Net broadcast revenue	$188,544	100.0%	$192,923	100.0%

Block programming revenue increased $2.4 million, including a $0.9 million increase from national ministry programs on our Christian Teaching & Talk format stations, a $0.8 million increase from our News Talk format stations, a $0.4 million increase in local programs on our Spanish Christian Teaching & Talk format stations, and a $0.2 million increase from our business stations. Increases in our programming revenue reflect a higher number of programmers featured on-air that in turn creates a higher demand for premium time slots. The increase in demand results in realization of higher rates.

Advertising revenue, net of agency commissions, reflects a net increase of $0.7 million overall that includes a $1.5 million increase in political based advertisements associated with local and congressional elections during 2014. Excluding political based advertisements, advertising revenues declined $0.8 million, or 1.1%, due to a reduction in the number of advertisements placed during 2014. The declines include approximately $1.2 million from financial services and $0.2 million from the automotive industry partially offset by an increase of $0.4 million from the medical and healthcare industry.

Digital revenues generated from our broadcast division increased $0.3 million based on a volume of sales consistent with our efforts to promote advertising value from our station websites.

Declines in infomercial revenue reflect our ongoing efforts to develop programming that is tailored to our listening audience and consistent with our company values. We have reduced the use of infomercial programs that we believe are not of interest to our listeners.

Political based advertisements increased network revenues by $0.5 million.

Increases in other revenue of $1.6 million include $0.9 million from listener purchase programs, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers and $0.5 million of event revenue based on higher attendance and sponsorships at our local events including distinguished speakers and concerts.

Net Digital Media Revenue

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$35,156	$46,862	$11,706	33.3%	14.8%	17.6%

The following table shows the dollar amount and percentage of net digital media for each revenue source.

	Year Ended December 31,
	2013		2014
	(Dollars in thousands)
Digital Advertising	$21,523	61.2%	$24,996	53.4%
Digital Streaming	3,862	11.0	4,280	9.1
Digital Subscriptions	—	—	5,825	12.4
Digital Downloads	7,963	22.7	7,982	17.0
e-commerce	1,348	3.8	3,394	7.3
Other	460	1.3	385	0.8
Net digital media revenue	$35,156	100.0%	$46,862	100.0%

We continue to acquire and build websites to deliver relevant content to our audience. On January 10, 2014, we acquired and began operating HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. During 2013, we acquired Christnotes.org, Godupdates.org as well as Twitchy.com on December 10, 2013.

Digital advertising revenue, net of agency commissions, increased $3.5 million, of which $3.2 million was related to our acquisitions that include HumanEvents.com and Redstate.com as well as our December 10, 2013 acquisition of Twitchy.com. The remaining $0.3 million increase was based on higher sales volumes.

Increases in digital streaming revenue of $0.4 million reflect an increase in volume of streaming content from our Christian content websites.

Digital subscription revenue is a new revenue stream from our acquisitions of Eagle Financial Publications. We issue digital newsletters that provide market analysis and investment advice for individual subscribers from financial commentators.

Increases in digital download revenues reflect a $0.2 million increase in the use of services on our websites, including ChurchStaffing.com and ChristianJobs.com within our Church product division offset by a $0.3 million decline in the number of downloads from our SermonSpice.com website due to an increase in competition from other providers that offer subscription options.

Our e-commerce revenue reflects a $2.2 million increase from sales generated by Eagle Wellness products offset by a $0.2 million decline in the number of books and DVD’s sold through our station websites.

Net Publishing Revenue

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$13,234	$26,751	$13,517	102.1%	5.6%	10.0%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2013		2014
	(Dollars in thousands)
Book Sales	$3,664	27.7%	$13,793	51.6%
e-Book Sales	—	—	2,655	9.9
Self-Publishing Fees	4,297	32.5	5,121	19.1
Print Magazine Subscriptions	2,308	17.4	2,055	7.7
Print Magazine Advertisements	2,172	16.4	1,983	7.4
Other	793	6.0	1,144	4.3
	$13,234	100.0%	$26,751	100.0%

Revenue from book sales increased $10.1 million with $10.0 million from Regnery Publishing, which we acquired on January 10, 2014. Regnery Publishing generated $15.8 million in gross sales reported net of estimated sales returns and allowances of $5.8 million. Xulon Press book sales were $3.7 million for the year ending December 31, 2013 compared to $3.6 million for the same period of the prior year.

e-Book sales of $2.7 million for the year ending December 31, 2014, were generated from Regnery Publishing.

Self-publishing fees from Xulon Press increased $0.8 million due to an increase in the number of authors utilizing these services. Our ability to cross-promote Xulon Press to authors that are not selected for publishing through Regnery is expected to benefit our publishing division.

Print magazine revenue remains challenged with a $0.2 million decline in subscription revenue and a $0.2 million decline in advertising revenues based on lower distribution levels. As of December 2014, we have discontinued printing and distributing Townhall Magazine, the content of which will only be available in the future in an online version. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$129,857	$138,564	$8,707	6.7%	54.8%	52.0%
Same Station Broadcast Operating Expenses	$129,721	$136,716	$6,995	5.4%

Broadcast operating expenses reflect higher variable costs associated with the increase in broadcast revenues. Increases include $3.5 million in personnel-related costs including sales-based commissions, $2.5 million in advertising and event costs, $1.0 million in professional services, $0.8 million in facility-related costs, $0.4 million of travel costs, $0.2 million in music license fees, and $0.2 million in production and programing expenses. The increase in broadcast operating expenses on a same-station basis reflects these items net of the impact of start-up costs associated with format changes and station launches.

Digital Media Operating Expenses

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$25,741	$36,232	$10,491	40.8%	10.9%	13.6%

Increases in digital media operating expenses include $7.4 million of operating costs incurred by the Eagle entities acquired on January 10, 2014. While these increases in operating expenses are consistent with our strategic acquisitions, we continue to seek cost effective ways to reduce our overhead costs and expenses. Across all other digital platforms, we incurred higher variable costs consistent with the higher revenue generated from this segment. Increases include $2.3 million in personnel related costs including sales-based commissions, $0.8 million in streaming and hosting expenses, $0.2 million in professional services and $0.1 million in advertising expenses that were partially offset by a $0.2 million decline in bad debt expenses due to increase in collections and a $0.2 million decline in royalties in line with the decrease in digital downloads from our SermonSpice.com website.

Publishing Operating Expenses

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$14,280	$26,143	$11,863	83.1%	6.0%	9.8%

Regnery Publishing, which we acquired on January 10, 2014, generated $12.1 million of operating expenses including royalties of $3.9 million and cost of sales of $3.7 million. The remaining operating expenses of Regnery Publishing included personnel and facility related costs. While these increases in operating expenses are consistent with our strategic acquisitions, we continue to seek cost effective ways to reduce our overhead costs and expenses.

Xulon Press incurred higher variable costs associated with their revenue growth, including an increase of $0.4 million in personnel-related costs from an increases in the number of employees and in the number of hours worked to meet production demands and a $0.1 million increase in advertising expenses that were offset by a $0.2 million decline in bad debt expenses due to an increase in collection activity.

Our print magazines, which remain challenged with generating revenue, saw a decline in operating expenses of $0.3 million including $0.2 million in printing and mailing costs and $0.1 million in personnel related costs.

Unallocated Corporate Expenses

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$16,081	$17,092	$1,011	6.3%	6.8%	6.4%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not specific to any one of our operating segments. Increases in these costs over the same period of the prior year include $1.0 million in personnel-related costs that includes $0.2 million of severance and $0.2 million in acquisition related costs partially offset by a $0.2 million decline in non-cash stock-based compensation expense. While these increases in shared general and administrative services are consistent with our acquisition related growth and development, we continue to seek cost effective ways to reduce our overhead costs and expenses.

Depreciation Expense

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$12,448	$12,629	$181	1.5%	5.3%	4.7%

Depreciation expense increased due to recent acquisitions of property and equipment, including assets of Eagle entities acquired on January 10, 2014.

Amortization Expense

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,814	$6,196	$3,382	120.2%	1.2%	2.3%

The increase in amortization expense reflects our acquisitions of Christnotes.org, Godupdates.org and Twitchy.com in 2013 and Eagle entities in January 2014, that included intangible assets such as advertising agreements, customer lists and domain names. The estimated useful lives of these assets range from one to five years, with the one-year assets amortized over the first twelve months from the acquisition date.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$—	$734	$734	100.0%	—%	0.3%

We recorded an increase of $0.3 million in the fair value of the contingent earn-out consideration associated with our December 2013 acquisition of Twitchy.com. The increase reflects actual page views in excess of those estimated at the time of our projections. We will continue to review our estimates quarterly over the remaining one-year earn-out period. As of March 13, 2015, we have paid $0.6 million in cash toward the contingent earn-out consideration and may pay up to an additional $0.7 million over the remaining earn-out period based on the achievement of certain page view milestones established in the purchase agreement. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $0.4 million at December 31, 2014.

We recorded a net increase of $0.4 million in the fair value of the contingent earn-out consideration associated with Eagle entities. The net increase reflects actual revenues earned by Eagle entities in excess of those estimated at the time of our projections. We will continue to review our estimates quarterly over the remaining earn-out period of two years. As of December 31, 2014, $0.9 million of the actual cash due toward the contingent earn-out consideration earned is recorded in current liabilities. We may pay up to an additional $5.9 million over the remaining earn-out period based on the achievement of certain revenue benchmarks. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $1.7 million at December 31, 2014.

Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

Impairment of Indefinite-Lived Long-Term Assets Other than Goodwill

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived long-term assets other than goodwill	$1,006	$34	$(972)	(96.6)%	0.4%	—%

Due to actual operating results that did not meet or exceed the expectations and assumptions used in our prior estimates of fair value, we performed an interim valuation of our mastheads as of June 30, 2013. Based on our reductions in projected revenue growth and an increase in the discount rate from 8.5% to 9.0%, we determined that the carrying value of the mastheads were less than their estimated fair value. We recorded an impairment charge of $0.3 million associated with the mastheads. We perform our annual testing in the fourth quarter of each year. During our annual testing for 2013, we recorded an additional $0.7 million impairment charge based on further reductions in the projected revenue growth and an increase in the discount rate from 9.0% to 9.5%.

During our annual testing for 2014, which coincides with our budget and financial forecasts process for the following year, we decided to cease publishing Townhall Magazine as of December 2014. We reduced our projected net revenues for the following year and we are considering ceasing additional print magazines in the future. Although we expect to realize cost savings with the planned reduction in the number of print magazines produced, we do not expect the savings to create large gains. Based on the reductions in our projected net revenues and the reduction in the number of publications, we recorded an impairment loss of $34,000 associated with magazine mastheads.

These impairments were driven by reductions in projected net revenues and a reduction in the number of publications produced. The growth of digital-only publications, that are often free to readers or at a significantly reduced cost to readers, has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the publishing industry as a whole and are not unique to our company or operations.

Impairment of Goodwill

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Impairment of goodwill	$438	$45	$(393)	(89.7)%	0.2%	—%

Based on the impairments recognized to the value of our mastheads in 2013, we could not conclude that it was more likely than not that goodwill associated with our magazine publishing unit was not impaired. We obtained an independent fair value of our magazine publishing unit as of June 2013. Based on this valuation, we determined that the carrying value of the goodwill was less than the implied value of goodwill as of that date and we recorded an impairment charge of $0.4 million. Based on the subsequent impairment of the fair value of mastheads, the carrying value of goodwill associated with our magazine publishing unit was not at risk of impairment as of our annual testing period. There were no indications of impairment present during the annual testing period ending December 31, 2013.

Based on the impairment recognized to the value of our mastheads in 2014, we could not conclude that it was more likely than not that goodwill associated with our magazine publishing unit was not impaired. We obtained an independent fair value of our magazine publishing unit as of December 2014. Based on this valuation, we determined that the carrying value of the goodwill was less than the implied value of goodwill as of that date and we recorded an impairment charge of $45,000.

(Gain) loss on the Sale or Disposal of Assets

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$(264)	$251	$515	(195.1)%	(0.1)%	0.1%

The net loss on the sale or disposal of assets for the year ended December 31, 2014 includes a $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.2 million loss associated with the sale of land in our Miami, Florida station offset by a $0.2 million note receivable settlement and $0.1 million of insurance proceeds from a claim associated with one of our market as well as other insignificant fixed asset and equipment disposals.

The net gain on disposal of assets for the same period of the prior year includes a $0.4 million pre-tax gain on the partial sale of land in our Cleveland market and a $0.1 million of insurance proceeds for damages at one of our stations offset by various fixed asset and equipment disposals.

Other Income (Expense)

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$68	$45	$(23)	(33.8)%	—%	—%
Interest Expense	(16,892)	(15,993)	899	(5.3)%	(7.1)%	(6.0)%
Change in the fair value of interest rate swap	3,177	(2,702)	(5,879)	(185.0)%	1.3%	(1.0)%
Loss on early retirement of long-term debt	(27,795)	(391)	27,404	(98.6)%	(11.7)%	(0.1)%
Net miscellaneous income and (expenses)	18	665	647	3,594.4%	—%	0.2%

Interest income represents earnings on excess cash. Interest expense reflects a decrease of $0.9 million due to the lower cost of capital under our Term Loan B as compared to our Terminated 9 5/8% Notes Senior Secured Second Lien Notes due 2016 which were repurchased in March 2013 in a cash tender offer (“Tender Offer”). The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013.

Net miscellaneous income and expenses includes $0.2 million of royalty income and fees for our real estate properties, $0.3 million of insurance proceeds, and $0.2 million received in an eminent domain settlement.

The loss on early retirement of long-term debt of $27.8 million includes the unamortized discount associated with the two $4.0 million repayments of our Term Loan B, $26.9 million from the repurchase of $212.6 million of the outstanding 9 5/8% Notes and $0.9 million associated with the termination of our then existing credit facilities in conjunction with the Term Loan B and revolving credit facility of $25.0 million entered into on March 14, 2013 (“Revolver”).

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$(4,192)	$4,765	$8,957	(213.7)%	(1.8)%	1.8%

In accordance with FASB ASC Topic 740 Income Taxes, our tax provision for income taxes was $4.8 million for the year ended December 31, 2014 compared to a tax benefit of $4.2 million for the same period of the prior year. The increase in our provision results from $10.2 million of pre-tax income from continuing operations for the current period compared to a pre-tax loss from continuing operations of $6.9 for the same period of the prior year, net of expirations of certain state statute of limitations for prior year deductions and carryovers. Provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 46.5% for the year ended December 31, 2014 compared to 60.8% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance related to the utilization of certain state net operating loss carryforwards.

Loss From Discontinued Operations, Net of Tax

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Loss from discontinued operations, net of tax	$(37)	$—	$37	(100.0)%	—%	—%

The loss from discontinued operations for the year ending December 31, 2013 relates to expenses associated with facilities previously occupied by Samaritan Fundraising, which ceased operations in December 2011.

Net Income (Loss)

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$(2,736)	$5,475	$8,211	(300.1)%	(1.2)%	2.1%

We recognized net income of $5.5 million for the year ended December 31, 2014 compared to a loss of $2.7 million in the same period of the prior year. The favorable change of $8.2 million reflects the non-recurrence of the prior year $27.8 million loss from the early retirement of long-term debt and a $0.9 million reduction in interest expense based on our new credit agreement entered in March 2013 offset by a $5.9 million decline in income from continuing operations due to an increase in operating expenses of $35.5 million, a $9.0 million increase in our tax provision, and a $5.9 million increase in the charge associated with the change in fair value of our swap agreement,

Year Ended December 31, 2013 compared to the year ended December 31, 2012

The following factors affected our results of operations and our cash flows for the year ended December 31, 2013 as compared to the prior year:

Financing

•	On March 14, 2013, we entered into a new senior secured credit facility, consisting of the Term Loan B of $300.0 million and Revolver of $25.0 million. We used the proceeds of the new facility to tender for and redeem our Terminated 9 5/8% Notes, retire all other outstanding corporate debt, and pay related fees.

•	On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt.

•	On June 3, 2013, we redeemed the remaining $0.9 million of the Terminated 9 5/8% Notes that were outstanding after the Tender Offer.

•	During the year ended December 31, 2013, we repaid $8.8 million in principal on our Term Loan B. Our repayments consisted of $0.8 million on December 30, 2013, $4.0 million on September 30, 1013 and $4.0 million on June 28, 2013. We recorded a $33,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount associated with these repayments.

•	On September 30, 2013, we repaid $2.0 million in principal on the seller-financed note due April 2014 related to our acquisition of WGTK-FM, in Greenville, South Carolina, on February 5, 2013.

•	On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank that began on March 28, 2014, with a notional principal amount of $150.0 million to offset risks associated with the variable interest rate on our current senior secured credit facility.

•	During the year ended December 31, 2013, we paid quarterly distributions of $5.2 million in total compared to $3.4 million in total in the prior year.

Acquisitions

•	On December 10, 2013, we acquired the Twitchy.com website for $0.9 million paid in cash upon close of the transaction and up to $1.2 million in contingent earn-out consideration payable based on the achievement of future page view targets. The fair value of the earn-out consideration based on a weighted average probability of payment was $0.6 million.

•	On December 9, 2013, we acquired the EverythingInspirational.com domain name along with fourteen Facebook pages and various other Christian-themed social media intangible assets for $0.4 million in cash. We paid $0.1 million in cash upon closing and paid the remaining $0.3 million in cash over three installments within 180 days from the closing date.

•	On September 23, 2013, we entered into an APA to acquire radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.5 million in cash, including $0.5 million related to the KRDY-AM tower site land in San Antonio, Texas. On December 20, 2013, we closed on the land purchase for $0.5 million in cash. The radio station acquisitions closed on February 7, 2014.

•	On September 11, 2013, we acquired the GodUpdates.org domain and Facebook page for $0.3 million in cash.

•	On August 10, 2013, we acquired Christnotes.org for $0.5 million in cash.

•	On February 15, 2013, we completed the acquisition of WTOH-FM (formerly WJKR-FM), Columbus, Ohio, for $4.0 million in cash.

•	On February 5, 2013, we completed the acquisition of WGTK-FM (formerly WMUU-FM), Greenville, South Carolina, for $5.4 million, consisting of $1.0 million in cash, a $2.0 million note payable in April 2014, and a $3.0 million advertising credit. We paid the $2.0 million note, including accrued interest of $8,500 in September 2013.

Net Broadcast Revenue

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$187,640	$188,544	$904	0.5%	81.9%	79.6%
Same Station Net Broadcast Revenue	$187,419	$186,714	$(705)	(0.4)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2012		2013
	(Dollars in thousands)
Block program time:
National	$43,468	23.2%	$44,486	23.6%
Local	32,321	17.2	32,608	17.3
	75,789	40.4	77,094	40.9
Advertising:
National	14,200	7.6	13,840	7.3
Local	63,233	33.7	63,007	33.4
	77,433	41.3	76,847	40.7
Digital	4,460	2.4	4,847	2.7
Infomercials	6,112	3.3	4,970	2.6
Network	16,083	8.5	15,364	8.1
Other	7,763	4.1	9,422	5.0
Net broadcast revenue	$187,640	100.0%	$188,544	100.0%

Block programming revenue increased $1.3 million, of which $1.2 million was generated from national programming revenue on our Christian, Teaching and Talk format radio stations. The increase is due to an increase in the number of programmers featured on-air and corresponding rate increases for premium time slots based on demand.

Advertising revenues, reported net of agency commissions, were impacted by political revenues, which were $0.4 million in 2013 compared to $2.3 million in 2012. Excluding the impact of political, advertising revenues increased by $1.3 million due to higher rates generated from national spot sales on our Contemporary Christian Music format radio stations. Rates charged in these formats are ratings-sensitive and positively impacted during the year.

Digital broadcast revenue includes banner advertisements and streaming advertisements that increased $0.4 million due to a higher volume of sales consistent with the promotion of our broadcast station websites.

Declines in infomercial revenues of $1.1 million reflect our ongoing efforts to develop programming that is tailored to our listening audience and consistent with our company values. We have reduced the use of infomercial programs that we believe are not of interest to our listeners.

Declines in network revenue reflect the impact of political revenues, of which $0.6 million was recognized in 2013 compared to $2.0 million in 2012. Excluding political revenues, network revenue increased $0.7 million due to higher compensation received for network programs in select markets and increased distribution of SRN programming.

Increases in other revenue include $1.3 million in listener purchase program revenue, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers and $0.2 million in rental revenue generated from radio tower subleases.

On a same-station basis, net broadcast revenue was impacted by the decline in political advertising with $1.0 million recognized in 2013 in local & national advertising and network revenue compared to $4.3 million in 2012.

Net Digital Media Revenue

	Year Ended December31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$28,166	$35,156	$6,990	24.8%	12.3%	14.8%

The following table shows the dollar amount and percentage of net digital media for each revenue source.

	Year Ended December 31,
	2012		2013
	(Dollars in thousands)
Digital Advertising	$16,923	60.1%	$21,523	61.2%
Digital Streaming	3,399	12.1	3,862	11.0
Digital Downloads	5,927	21.0	7,963	22.7
e-commerce	1,529	5.4	1,348	3.8
Other	388	1.4	460	1.3
Net digital media revenue	$28,166	100.0%	$35,156	100.0%

We continue to acquire or build websites that drive viewers to our content. During 2013, we acquired Christnotes.org and GodUpdates.org, as well as recognized a full year of revenue from our 2012 acquisitions of Godvine.com and SermonSpice.com. The revenue growth reflects a higher demand for digital advertisements, including web banners and e-mail sponsorships.

Digital advertising revenue, net of agency commissions, increased $4.6 million due to a higher volume of sales. Excluding the $1.2 million of political revenue recognized in 2012, digital advertising revenue increased $3.4 million.

Increases in digital streaming revenue of $0.5 million reflect an increase in volume of streaming content from our Christian content websites.

Increases in digital download revenues of $2.0 million reflect increases in the number of downloads from our Church product websites that offers downloads and service platforms tailored for pastors and other educators.

Publishing Revenue

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$13,373	$13,234	$(139)	(1.0)%	5.8%	5.6%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2012		2013
	(Dollars in thousands)
Book Sales	$3,306	24.7%	$3,664	27.7%
Self-Publishing Fees	3,781	28.3	4,297	32.5
Print Magazine Subscription	2,663	19.9	2,308	17.4
Print Magazine Advertising	2,181	16.3	2,172	16.4
Other	1,442	10.8	793	6.0
	$13,373	100.0%	$13,234	100.0%

Xulon Press generated a $0.4 million increase in books sales due to a higher volume of books sold and a $0.5 million increase in publishing fees based on an increase in the number of authors utilizing these services. Print magazine revenue remained challenged with at $0.4 million decline in subscription revenue due to a lower number of subscribers and lower distribution levels.

Broadcast Operating Expenses

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$126,514	$129,857	$3,343	2.6%	55.2%	54.8%
Same Station Broadcast Operating Expenses	$126,244	$127,965	$1,721	1.4%

Broadcast operating expense reflect increases of $2.7 million in personnel related costs including sales based commissions, $0.5 million in production and programming expenses, $0.4 million in promotional and event expenses, $0.3 million in bad debt expense associated with higher revenues, $0.3 million in professional services, $0.2 million in facility related expenses due to the addition of the Greenville, South Carolina market and rent escalations based on changes in the Consumer Price Index, and $0.1 million in music license fees. These increases were offset by declines of $1.0 million in advertising expenses and $0.1 million decline in travel and entertainment expenses. The increase in broadcast operating expenses on a same-station basis reflects these items net of the impact of start-up costs associated with format changes and station launches.

Digital Media Operating Expenses

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$22,848	$25,741	$2,893	12.7%	10.0%	10.9%

Digital media operating expenses reflect higher variable expenses associated with higher revenues, including increases of $1.5 million in personnel related costs including sales-based commissions, $0.9 million in royalties, $0.4 million in streaming and hosting expense, $0.1 million in bad debt expense associated with higher revenues and $0.1 million in professional services. These increases were partially offset by a $0.3 million decline in discretionary advertising expenses. The decline in discretionary advertising expenses is due to the nature and timing of various campaigns and events.

Publishing Operating Expenses

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$13,339	$14,280	$941	7.1%	5.8%	6.0%

Publishing operating expenses reflect a $0.5 million increase in personnel related costs including commissions associated with higher revenues from Xulon Press and a $0.5 million increase in bad debt expense, also associated with higher revenues from Xulon Press.

Unallocated Corporate Expenses

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$14,396	$16,081	$1,685	11.7%	6.3%	6.8%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not specific to any one of our operating segments. The increase over the same period of the prior year includes $0.3 million in stock-based compensation expense based on restricted share awards granted in 2013 that vested immediately, $0.5 million in personnel related costs, $0.2 million in travel and entertainment expense, $0.2 million in facility related costs, $0.2 million in computer software and maintenance, $0.1 million in acquisition related costs and legal fees, $0.1 million in professional related services and $0.1 million in repair and maintenance expenses. While these increases in shared general and administrative services are consistent with our acquisition related growth and development, we continue to seek cost effective ways to reduce our overhead costs and expenses.

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

Due to actual operating results that did not meet or exceed the expectations and assumptions used in our prior estimates of fair value, we performed an interim valuation of our mastheads as of June 30, 2013. Based on our reductions in projected revenue growth and an increase in the discount rate from 8.5% to 9.0%, we determined that the carrying value of the mastheads were less than their estimated fair value. We recorded an impairment charge of $0.3 million associated with the mastheads. During our annual testing, we recorded an additional $0.7 million impairment charge based on further reductions in the projected revenue growth and an increase in the discount rate from 9.0% to 9.5%. These impairments were driven by declines in revenue associated with our print magazines and are a trend in the industry as a whole that are not unique to our operations.

Impairment of Goodwill

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$—	$438	$438	100.0%	—%	0.2%

Based on the impairments recognized to the value of our mastheads, we could not conclude that it was more likely than not that goodwill associated with our magazine publishing unit was not impaired. We obtained an independent fair value of our magazine publishing unit as of June 2013. Based on this valuation, we determined that the carrying value of the goodwill was less than the implied value of goodwill as of that date and we recorded an impairment charge of $0.4 million. Based on the subsequent impairment of the fair value of mastheads, the carrying value of goodwill associated with our magazine publishing unit was not at risk of impairment as of our annual testing period. There were no indications of impairment present during the period ending December 31, 2013.

Impairment of Long-Lived Assets

	Year Ended December 31,
	2012	2013	Change $	Change %	2012	2013
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$6,808	$—	$(6,808)	(100.0)%	3.0%	—%

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. We evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell. We recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price. In December 2012, after several purchase offers for the land were terminated, we obtained a third party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land. There were no indications of impairment present during the period ending December 31, 2014 and it is our intent to continue to pursue the sale of this land.

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

Interest income represents earnings on excess cash. Interest expense reflects a decrease of $8.0 million due to the lower cost of capital under our Term Loan B as compared to our Terminated 9 5/8% Notes which were primarily repurchased in March 2013 in the Tender Offer. The change in the fair value of interest rate swaps reflect the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013.

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

NON-GAAP FINANCIAL MEASURES

Regulation G and Item 10(e) of Regulation S-K define and prescribe the conditions under which certain non-GAAP financial information may be presented. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Digital media operating income, publishing operating income, and free cash flow, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our financial performance. These non-GAAP measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance. Management uses these non-GAAP financial measures to evaluate financial results, develop budgets, manage expenditures, and determine employee compensation. Our presentation of this additional information should not be considered as a substitute for or superior to the most directly comparable financial measures as reported in accordance with GAAP.

The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate SOI. We define SOI as net broadcast revenue less broadcast operating expenses. Accordingly, changes in net broadcast revenue and broadcast operating expenses, as explained above, have a direct impact on changes in SOI. SOI is not a measure of performance calculated in accordance with GAAP. SOI should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. We believe that SOI is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure to SOI), because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. SOI is commonly used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. We use SOI as one of the key measures of operating efficiency and profitability, including our internal reviews associated with impairment analysis of our indefinite-lived intangible assets. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance prepared in accordance with GAAP. Our definition of SOI is not necessarily comparable to similarly titled measures reported by other companies.

Same station operating results include those stations that we own or operate in the same format on the first and last day of each quarter as well as the corresponding quarter of the prior year. Same station results for a full calendar year are calculated as the sum of the same station-results for each of the four quarters of that year. Same station results for our annual report are calculated as the sum of the same station-results for each of the four quarters of that year. We use same station results, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Our presentation of same station results are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of same station operating results is not necessarily comparable to similarly titled measures reported by other companies.

We apply a similar methodology to our digital media and publishing group. Digital media operating income is defined as net digital media revenue minus digital media operating expenses. Publishing operating income is defined as net publishing revenue minus publishing operating expenses. Digital media operating income and publishing operating income are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Media Operating Income are useful non-GAAP financial measure to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of digital media operating income and publishing operating income are not necessarily comparable to similarly titled measures reported by other companies.

We define EBITDA as net income before interest, taxes, depreciation, amortization and change in fair value of interest rate swaps. We define Adjusted EBITDA as EBITDA before gains or losses on the disposal of assets, changes in the estimated fair value of contingent earn-out consideration and non-cash compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to and not a substitute for or superior to our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.

We define free cash flow as Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, less cash paid for interest. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after capital expenditures and cash paid for income taxes and interest. A limitation of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Our presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of free cash flow is not necessarily comparable to similarly titled measures reported by other companies.

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

	Year Ending December 31,
Non-GAAP Financial Measures	2013	2014
	(Dollars in thousands)
Station Operating Income	$58,687	$54,359
Digital Media Operating Income	9,415	10,630
Publishing Operating Income (loss)	(1,046)	608
EBITDA	21,981	47,715
Adjusted EBITDA	52,842	50,746
Free Cash Flow	25,318	26,608
68

The following table provides a reconciliation of these non-GAAP financial measures to net income (loss) as presented in our consolidated financial statements for the years ending December 31, 2013 and 2014:

	Year Ending December 31,
	2013	2014
	(Dollars in thousands)
Reconciliation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income to Net Operating Income from Continuing Operations
Station Operating Income	$58,687	$54,359
Digital Media Operating Income	9,415	10,630
Publishing Operating Income (loss)	(1,046)	608
Less:
Unallocated corporate expenses	(16,081)	(17,092)
Change in the estimated fair value of contingent earn-out consideration	—	(734)
Depreciation and amortization	(15,262)	(18,825)
Impairment of indefinite-lived long-term assets other than goodwill	(1,006)	(34)
Impairment goodwill	(438)	(45)
(Gain) loss on disposal of assets	264	(251)
Net operating income from continuing operations	$34,533	$28,616

Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Adjusted EBITDA	$52,842	$50,746
Less:
Stock-based compensation	(1,849)	(1,576)
Loss on early retirement of long-term debt	(27,795)	(391)
Discontinued operations, net of tax	(37)	—
Change in the estimated fair value of contingent earn-out consideration	—	(734)
Impairment of indefinite-lived long-term assets other than goodwill	(1,006)	(34)
Impairment of goodwill	(438)	(45)
(Gain) loss on disposal of assets	264	(251)
EBITDA	21,981	47,715
Plus:
Interest income	68	45
Less:
Depreciation and amortization	(15,262)	(18,825)
Interest expense	(16,892)	(15,993)
Change in fair value of interest rate swap	3,177	(2,702)
Provision for (benefit from) income taxes	4,192	(4,765)
Net income (loss)	$(2,736)	$5,475

Reconciliation of Adjusted EBITDA to Free Cash Flow
Adjusted EBITDA	$52,842	$50,746
Less:
Cash paid for interest	(16,747)	(14,518)
Cash paid for taxes	(242)	(257)
Cash paid for capital expenditures, net (1)	(10,535)	(9,363)
Free Cash Flow	$25,318	$26,608

(1)	Net cash paid for capital expenditures reflects actual cash payments net of amounts reimbursed for tenant improvements allowances.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following accounting policies and the related judgments and estimates are critical accounting policies that affect the preparation of our consolidated financial statements. For a more comprehensive list of our accounting policies, see Note 1, Significant Accounting Policies, of the accompanying consolidated financial statements included in this annual report on Form 10-K. Note 1 contains several other policies which are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

Accounting for acquisitions and upgrades of radio station and other assets

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. It is our general policy to retain a third-party appraiser to value radio stations, networks, Internet businesses or publishing properties. The purchase price allocations that assign a fair value to broadcast licenses and other assets are subjective by their nature and require careful consideration and judgment. We believe that the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, third-party appraisers prepare reports that assign values to the various asset categories in our financial statements. Management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of these properties upon the close of the transaction.

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

We estimate the economic life of each asset acquired to determine the period of time in which the asset should be depreciated or amortized. A considerable amount of judgment is required in assessing the economic life of each asset. If the financial condition of the assets were to deteriorate the resulting change in life or impairment of the asset could cause a material impact and volatility in our operating results.

Accounting for contingent consideration

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 8 to our consolidated financial statements included in this annual report on Form 10-K. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results.

Revenue recognition

Revenue is recognized as it is earned in accordance with applicable guidelines. We consider amounts to be earned once evidence of an arrangement has been obtained, services are performed, fees are fixed or determinable and collectability is reasonably assured.

We account for broadcast revenue from the sale of airtime for programs or spots as the program or advertisement is broadcast. Revenues are reported net of agency commissions, which are calculated as a stated percentage applied to gross billings. Digital revenue is recognized upon delivery of page-views, delivery of impressions as specified in the contract, delivery of the digital newsletter or email, or upon delivery of the advertisement or programming content via streaming. Revenues are reported net of agency commissions, which are calculated as a stated percentage applied to gross billings. Revenue from product sales and book sales are recognized upon shipment net of distribution fees and an allowance for sales returns. Revenues from advertisements in our print magazines are recognized upon delivery of the publication net of agency commissions, which are calculated as a stated percentage applied to gross billings. Subscription revenue from our print magazines and digital newsletters is recognized over the life of the related subscription.

Revenue recognition for multiple-deliverables

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue included in broadcast revenue for the years ended December 31, 2012, 2013 and 2014 was approximately $5.3 million, $5.6 million and $6.0 million, respectively. Barter expenses included in broadcast operating expense for the years ended December 31, 2012, 2013 and 2014 was approximately $5.3 million, $4.8 million and $6.0 million.

Allowance for doubtful accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally are not written-off until all of our collection efforts have been unsuccessful, including use of a collections agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Partial self-insurance on employee health plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.5 million and $0.9 million at December 31, 2013 and 2014, respectively.

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

Inventory reserves

We reviewed historical data associated with book and wellness product inventories held by Regnery Publishing and Eagle Wellness, respectively. We utilized this historical data associated with sales returns and allowances and royalty reserves, as well as overall economic conditions and product demand, to estimate the fair value of inventory on hand. A provision has been established to expense the balance of unsold inventory for which we believe the cost to be unrecoverable.

Accounting for discontinued operations

We regularly review underperforming assets to determine if a sale or disposal might be a better way to monetize the assets. When a station, group of stations, or other asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.” In April 2014, the FASB issued authoritative guidance that raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity's operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date.

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

During the 4th quarter of 2011, based on operating results that did not meet expectations, we ceased operating Samaritan Fundraising as of December 31, 2011. Samaritan Fundraising, which was reported in our Digital Media operations, was a web-based fundraising products company operating from a single facility in Fairfax, VA, under the control of one general manager. As a result of our decision to close the operations of Samaritan Fundraising, there were no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. We reported the operating results and net assets of this entity as a discontinued operation for all periods presented based on authoritative guidance at that time.

We elected to early-adopt the FASB guidance for discontinued operations issued in April 2014. As of December 2014, we decided that we would no longer produce or distribute TownHall.com magazine. The last issue was delivered in December 2014. Under the new guidance, the ceasing of this publication does not represent a strategic shift in our operations and does not qualify as a discontinued operation.

Goodwill and other indefinite-lived intangible assets

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” Approximately 71% of our total assets as of December 31, 2014, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and business segments.

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

Broadcast licenses

In the case of our broadcast radio stations, we would not be able to operate the properties without the related FCC broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for FCC renewal. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect all broadcast licenses to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets.

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

We perform a qualitative assessment for each of our broadcast market clusters. We review the significant assumptions and key estimates applicable to our prior year valuations of the estimated fair value to assess if events and circumstances have occurred that could affect these assumptions and key estimates. The significant assumptions and key estimates used in the fair value estimates assume a hypothetical start-up station with industry specific market assumptions such as forecasted revenue, operating margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values, a risk-adjusted discount rate, future economic and market conditions, and market comparables. We also review internal benchmarks and economic performance for each of our markets to conclude if reasonably reliance can be placed upon the prior year fair value estimates and assumptions as a starting point to our qualitative analysis.

We selected eleven of our market clusters for further testing as we have not performed an independent third party fair value appraisal in the last two annual testing periods. The table below shows the percentage within a range by which our estimated fair value exceeded the carrying value of our broadcasting licenses for these eleven market clusters:

	Geographic Market Clusters as of December 31, 2014
	Tested in current year based on length of time from prior valuation
	≤5%	>2%-10%	>11% to 40%	> than 40%
Number of accounting units	—	3	3	5
Broadcast license carrying value (in thousands)	$—	$13,408	$20,214	$18,040

The first step of our qualitative assessment is to calculate the excess fair value, or the amount by which our prior year estimated fair value exceeds the current year carrying value. We believe based on our analysis and review, including the financial performance of each market, that a 25% excess fair value margin is conservative and reasonable in the qualitative analysis. Markets with an excess fair value of 25% or more are not likely to be impaired. Fifteen of the eighteen markets for which a fair value appraisal was obtained in the prior year were subject to further testing. The table below presents the percentage within a range by which our prior year start-up income estimated fair value exceeds the current year carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2014
	Percentage Range By Which 2013 Estimated Fair Value Exceeds 2014 Carrying Value
	≤25%	>26%-50%	>50% to 75%	> than 75%
Number of accounting units	15	—	—	4
Broadcast license carrying value (in thousands)	$255,883	$—	$—	$45,034

The second step of our qualitative review consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or station operating income less station operating expenses (“SOI”). Numerous trade organizations and analysts review these radio stations sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a conservative indicator of fair value. Using the SOI multiple to estimate fair value, we determined that three of our remaining market cluster were subject to further testing. The table below presents the percentage within a range by which our estimated fair value as a multiple of SOI exceeded the carrying value of our broadcasting licenses for these market clusters:

	Geographic Market Clusters as of December 31, 2014
	Percentage Range By Which SOI Estimated Fair Value Exceeds Carrying Value
	≤5%	>2%-10%	>11% to 40%	> than 40%
Number of accounting units	3	—	—	—
Broadcast license carrying value (in thousands)	$33,120	$—	$—	$—

We engaged an independent third-party appraisal and valuation firm to assist us in estimating the fair value of our broadcast licenses that were subject to further testing. Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2012 and 2013. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2014.

In each of these years, the estimated fair value was determined using an income approach that measures the expected economic benefits that the broadcast licenses provide. These future economic benefits are discounted using a discounted cash flow analysis that assumes that the broadcast licenses are held by hypothetical start-up station. The values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license. The discounted cash flow projection period for years 2012 and 2013 was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts. For 2014, cash flows were developed using a five year projection period, which represents the typical time required for a new broadcast station to reach normalized operations and profitability. For cash flows beyond the projection period, a terminal value was calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and GDP inflation rates.

The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2012	December 31, 2013	December 31, 2014
Risk adjusted discount rate	9.0%	9.0%	8.0%
Operating profit margin ranges	5.1% - 35.5%	4.1% - 37.5%	(13.9%) - 30.8%
Long-term market revenue growth rate ranges	0.3% - 15.0%	1.0% - 2.5%	1.5% - 2.5%

The discount rate reflects the weighted average cost of capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the valuation date. Similar industry participants included those broadcast entities for which 70% or more of their operation were comprised of radio broadcasting. The decrease in the WACC for 2014 as compared to 2013 was largely attributable to decreases in the risk free rate and corporate borrowing interest rates. We performed a sensitivity analysis of certain key assumptions including reducing the long-term revenue growth rate and increasing the weighted average cost of capital by 100 basis point to determine that such changes would have no incremental impact to the carrying value of our broadcast licenses.

The table below presents the results of our impairment testing under the income approach for the 2014 annual testing period:

Excess Fair Value
Market Cluster	2014 Estimate
Atlanta, GA	33.47%
Boston, MA	4.68%
Chicago, IL	3.89%
Cleveland, OH	42.93%
Columbus, OH	84.59%
Dallas, TX	16.93%
Denver, CO	1230.65%
Detroit, MI	25.72%
Honolulu, HI	163.90%
Houston, TX	1283.46%
Louisville, KY	33.17%
Miami FL	56.03%
Nashville, TN	383.65%
New York, NY	644.52%
Omaha NE	59.06%
Orlando FL	22.86%
Philadelphia, PA	134.44%
Phoenix, AZ	11.85%
Pittsburgh, PA	443.24%
Portland, OR	2.13%
Sacramento, CA	24.55%
San Antonio, TX	284.24%
San Diego, CA	44.28%
San Francisco, CA	69.34%
Seattle, WA	487.01%
Tampa, FL	24.40%
Washington, D.C.	137.27%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast licenses as of the annual testing period ending December 31, 2014. Based on prior tests, we determined that no impairments of our broadcast licenses were necessary for years ending December 31, 2013 and 2012, respectively.

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

We have regularly performed quantitative reviews of our mastheads based on the low margin by which our estimated fair values have exceeded our carrying value and actual operating results that do not meet or exceed our expectations. We engaged an independent third-party appraisal firm to assist us in estimating the fair value of our mastheads using a relief from royalty method, which is a form of the income approach. Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2012 and 2013. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2014.

The relief from royalty method estimates the fair value of mastheads through use of a discounted cash flow model that incorporates a hypothetical “royalty rate” that a third-party owner would be willing to pay in lieu of owning the asset. The royalty rate used is based on observed royalty rates for comparable assets as of the valuation date. When determining the future cash flow estimates, we must estimate future net sales and a fair market royalty rate at an appropriate discount rate to measure the present value of the anticipated cash flows. The key estimates and assumptions to which are as follows:

Mastheads	Interim June 30, 2012	December 31, 2012	Interim June 30, 2013	December 31, 2013	December 31, 2014
Risk adjusted discount rate	8.5%	8.5%	9.0%	9.5%	8.0%
Projected revenue growth ranges	1.5% - 2.50%	1.5% - 3.0%	1.0% - 2.8%	1.2% - 2.5%	(4.8%) – 1.4%
Royalty growth rate	3.0%	3.0%	3.0%	2.0%	3.0%

As of our June 2012 interim testing period, the estimated fair value of our mastheads exceeded our carrying value by 1.7%. As of our 2012 annual testing, we recorded an impairment charge associated with mastheads of $0.1 million driven by a reduction in projected net revenues. For the interim testing performed as of June 2013, projected revenue growth rates were lowered based on failure of the print magazine segment to achieve the amounts previously projected. Based on these lower actual and projected growth rates. we recorded an impairment of $0.3 million as of June 2013. During our 2013 annual testing, our royalty rate was lowered to 2.0% from the 3.0% industry standard based on gross margins associated with the segment. Additionally, the discount rate was raised from 9.0% to 9.5% based on risks associated with print magazines. We recorded an additional $0.3 million impairment charge associated with mastheads because of these changes. We performed a sensitivity analysis of certain key assumptions including reducing the long-term revenue growth rate and increasing the weighted average cost of capital by 100 basis point to determine that such changes would have no incremental impact to the carrying value of our mastheads.

During our annual testing for 2014, which coincided with our budget and financial forecasts process for the following year, we decided to cease publishing Townhall Magazine as of December 2014 and we may cease other publications in the future. We lowered our projected net revenues for the reductions in the number of publications. Although we expect to realize cost savings with the planned reductions, we do not expect to realize net income within the next twelve months. Based on these revised projections we recorded an impairment loss of $34,000 associated with magazine mastheads.

These impairments were driven by reductions in projected net revenues and a reduction in the number of publications produced. The growth of digital-only publications, that are often free to readers or at a significantly reduced cost to readers has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the publishing industry as a whole and are not unique to our company or operations.

Goodwill - Broadcast

The unit of accounting we use to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. Fourteen of our 33 market clusters and our networks have goodwill associated with them as of our annual testing period ending December 31, 2014 compared to eleven of our 32 markets as of the annual testing period ending December 31, 2013.

We perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets in each of our market clusters are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate fair value using a market and income approach and compare. We compare the estimated fair value of each market cluster to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each market clusters’ station operating income (“SOI”) to estimate the fair value. We believe that an SOI benchmark of four is a conservative indicator of fair value as described above. Under the income approach, we utilize a discounted cash flow method to calculate the estimated fair value of the accounting unit. The discounted cash flow method incorporates the cumulative present value of the net after-tax cash flows projected for each market assuming that it is a hypothetical start-up station. If the carrying amount, including goodwill, exceeds the estimated fair value of the market cluster, an indication exists that the amount of goodwill attributed to that market cluster may be impaired. When we have indication of impairment, we engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Bond & Pecaro prepared valuations of the estimated fair value for the testing periods ending December 31, 2012 and 2013. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2014.

The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. We performed a sensitivity analysis of certain key assumptions including reducing the long-term revenue growth rate and increasing the weighted average cost of capital by 100 basis point to determine that such changes would have no incremental impact to the carrying value of goodwill associated with our broadcast entities.

The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31, 2012	December 31, 2013	December 31, 2014
Enterprise Valuations	Broadcast Markets	Broadcast Markets	Broadcast Markets
Risk adjusted discount rate	9.0%	9.0%	8.0%
Operating profit margin ranges	16.9% - 49.2%	11.9% - 44.7%	8.4% - 46.1%
Long-term revenue market growth rate ranges	1.0% - 3.5%	1.0% - 2.5%	1.0% - 5.0%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast goodwill as of the annual testing period ending December 31, 2014. Based on prior tests, we determined that no impairments of our broadcast goodwill were necessary for years ending December 31, 2012 and 2011, respectively. The estimated fair value of our networks exceeded the carrying value by 64%, 63%, and 113.0% for each of the annual testing periods ending December 31, 2014, 2013 and 2012, respectively. The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	5	—	2	7
Carrying value including goodwill (in thousands)	$81,507	$—	$27,636	$254,645

	Broadcast Market Clusters as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<1%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	4	1	3	3
Carrying value including goodwill (in thousands)	$28,952	$17,978	$45,375	$45,152

	Broadcast Market Clusters as of December 31, 2012
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	2	1	1	5
Carrying value including goodwill (in thousands)	$18,836	$1,423	$10,506	$132,645

Goodwill – Digital Media

The unit of accounting we use to test goodwill in our digital media segment is the entity level, which includes Salem Web Network, Townhall.com, Eagle Financial Publications and Eagle Wellness. The financial statements for Salem Web Network reflect the operating results and cash flows for all of our Internet sites and our church product sites exclusive of Townhall.com. The financial statements for Townhall.com reflect the operating results for each of our conservative opinion sites. Eagle Wellness includes only the results of the e-commerce site for nutritional products.

We perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets in each of our digital media entities are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate fair value using a market and income approach and compare. We compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entities operating income to estimate the fair value. We believe that a multiple of four is a conservative indicator of fair value as described above. Under the income approach, we utilize a discounted cash flow method to calculate the estimated fair value of the accounting unit. The discounted cash flow method incorporates the cumulative present value of the net after-tax cash flows projected for each unit assuming that it is a hypothetical start-up station.

If the carrying amount, including goodwill, exceeds the estimated fair value of the entity, an indication exists that the amount of goodwill attributed to that entity may be impaired. When we have indication of impairment, we engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2012 and 2013. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2014.

We performed a sensitivity analysis of certain key assumptions including reducing the long-term revenue growth rate and increasing the weighted average cost of capital by 100 basis point to determine that such changes would have no incremental impact to the carrying value of goodwill associated with our digital media entities.

The key estimates and assumptions used in the start-up income valuation of our digital media entities for each testing period are as follows:

Enterprise Valuation	December 31, 2012	December 31, 2013	December 31, 2014
Risk adjusted discount rate	13.5%	13.5%	8.0%
Operating profit margin ranges	21.2% - 22.0%	21.2% - 22.0%	(7.4%) - 34.9%
Long-term revenue market growth rate ranges	3.0%	3.0%	2.50%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our digital media goodwill as of the annual testing periods ending December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Digital Media Entities as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	1	1	1
Carrying value including goodwill (in thousands)	$4,649	$6,118	$385	$26,101

	Digital Media Entities as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	-	1	-
Carrying value including goodwill (in thousands)	$27,456	$-	$2,984	$-

	Digital Media Entities as of December 31, 2012
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	-	-	2	-
Carrying value including goodwill (in thousands)	$-	$-	$28,722	$-

Goodwill – Publishing

The unit of accounting we use to test goodwill in our publishing segment is the entity level, which includes Salem Publishing, Eagle Regnery, and Xulon Press. Salem Publishing is our printing entity that produces our print magazines from a stand-alone facility, under one general manager, with operating results and cash flows of all publications reported on a combined basis. Eagle Regnery is our book publishing entity based in Washington DC, with a stand-alone facility under one general manager, with operating results and cash flows of reported at the entity level. Xulon Press also operates from a stand-alone facility in Orlando, Florida under one general manager who is responsible for the separately stated operating results and cash flows. Each of these entities has goodwill associated with them as of our annual testing period.

We have regularly performed quantitative reviews of goodwill associated with our print magazine entity based on the low margin by which our estimated fair values exceed our carrying value including goodwill and actual operating results that have not met our expectations. We engage an independent third-party appraisal firm to assist us with estimating the enterprise value of our entities.

Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2012 and 2013. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2014. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

Enterprise Valuation	Interim June 30, 2012	December 31, 2012	Interim June 30, 2013	December 31, 2013	December 31, 2014
Risk adjusted discount rate	8.5%	8.5%	9.0%	9.5%	8.0%
Operating margin ranges	1.4% - 7.5%	0.5% - 7.0%	0.9% - 6.0%	(0.5%) – 6.0%	2.4% - 5.9%
Long-term revenue market growth rate ranges	1.5%	1.5%	1.0%	0.5%	1.5%

Based on our review and analysis of the enterprise estimated fair value, we recorded a $0.4 million impairment charge associated with the print magazine goodwill as of the June 2013 interim testing period. This impairment was driven by lower projected profit margins based on the failure of the print magazine segment to achieve the amounts previously projected. Additionally, the discount rate was raised from 9.0% to 9.5% based on risks associated with print magazines. The decline in revenues from print magazines is prevalent throughout the industry and is not unique to our operations. No goodwill impairment charges were necessary as of the annual testing period ended December 31, 2013.

Based on the impairment recognized to the value of our mastheads in 2014, we could not conclude that it was more likely than not that goodwill associated with our magazine publishing unit was not impaired. We obtained an independent fair value of our magazine publishing unit as of December 2014. Based on this valuation, we determined that the carrying value of the goodwill was less than the implied value of goodwill as of that date and we recorded an impairment charge of $45,000.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Publishing Accounting units as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	2	-	-	1
Carrying value including goodwill (in thousands)	$3,417	$-	$-	$2,314

	Publishing Accounting units as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	-	1	-
Carrying value including goodwill (in thousands)	$1,251	$-	$2,123	$-

	Publishing Accounting units as of December 31, 2012
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	-	-	-	2
Carrying value including goodwill (in thousands)	$-	$-	$-	$2,103

We believe that we have made reasonable estimates and assumptions to calculate the estimated fair value of our indefinite-lived intangible assets, however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2010 through 2013.

Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million in related interest, net of federal income tax benefits. During 2013, we recognized a net decrease of $0.4 million in liabilities and at December 31, 2013, had $0.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.01 million accrued for the related interest, net of federal income tax benefits and $0.02 million for the related penalties recorded in income tax expense on our consolidated financial statements included in this annual report on Form 10-K. During 2014, we recognized a net decrease of $0.4 million in liabilities and at December 31, 2014, had $0.5 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.01 million accrued for the related interest, net of federal income tax benefits and $0.02 million for the related penalties recorded in income tax expense on our consolidated financial statements included in this annual report on Form 10-K . Management expects an additional reduction of $0.4 million in the reserve over the next twelve months due to statute expirations.

A summary of the changes in the gross amount of unrecognized tax benefits is as follows:

December 31, 2014
(Dollars in thousands)
Balance at January 1, 2014	$916
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(405)
Related interest and penalties, net of federal tax benefits	(3)
Balance as of December 31, 2014	$508

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $3.0 million as of December 31, 2014 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

As of December 31, 2014, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	December 31, 2014
	Total Fair Value and
	Carrying Value on	Fair Value Measurement Category
	Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$33	$33	$—	$—
Trade accounts receivable, net	34,781	34,781	—	—
Fair value of interest rate swap	475	—	475	—
Liabilities:
Accounts payable	2,964	2,964	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration (see Note 4)	12,704	11,129	—	1,575
Accrued interest	48	48	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration (see Note 4)	4,123	2,413	—	1,710
Long-term debt	277,505	277,505	—	—

Long-term debt and debt covenant compliance

Our classification of outstanding borrowings on our Term Loan B as long-term debt on our balance sheet is based on our assessment that, under the terms of our Credit Agreement and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made. The Term Loan B has a term of seven years, maturing in March 2020. We are required to make principal payments of $750,000 per quarter, which began on September 30, 2013. Prepayments may be made against the outstanding balance of our Term Loan B. Each repayment of the Term Loan B is applied ratably to each of the next four principal installments thereof in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

Our projections of operating results and cash flows for the coming year are estimates dependent upon a number of factors including but not limited to developments in the markets in which we are operating in and varying economic and political factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates.

Stock-based compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

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

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, an amendment to FASB ASC Topic 815, Derivatives and Hedging ("FASB ASC Topic 815"). The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

LIQUIDITY AND CAPITAL RESOURCES

While our focus continues to be on deleveraging the company, we have completed several strategic acquisitions including Twitchy.com in December 2013 and Eagle Publishing in January 2014. These acquisitions each contain contingent earn-out considerations based on future operating results. We believe that these contingent earn-out considerations provide some degree of protection with regard to cash outflows should the acquisitions not meet expectations. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and the notes from operating cash flow, borrowings under the Revolver and, if necessary, proceeds from the sale of selected assets or radio stations.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital media and publishing offerings, improve our facilities and update our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current projections, we expect to incur capital expenditures of $10.5 million during the twelve months ending December 31, 2015.

We have paid total cash distributions of $6.2 million and $5.2 million, for the year ending December 31, 2014 and 2013, respectively, on our Class A and Class B common stock. The actual declaration of dividends and distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. In September 2013, our Board of Directors elected to review distributions on a quarterly basis, rather than an annual basis. Based on the number of shares of Class A and Class B common stock currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $6.6 million in 2015. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this annual report on Form 10-K.

Our sole source of cash available for making any future distributions is our operating cash flow, subject to our Term Loan B and Revolver, which contain covenants that restrict the payment of dividends and distributions unless certain specified conditions are satisfied.

Cash Flows

Cash and cash equivalents decreased to $33,000 as of December 31, 2014 compared to $0.1 million as of the same period of the prior year. Working capital decreased $4.6 million to $14.6 million as of December 31, 2014, compared to $19.2 million for the same period of the prior year. During the twelve months ending December 31, 2014, the balances outstanding under our consolidated debt agreements ranged from $277.8 to $294.7 million. These balances were ordinary and customary based on our operating and investing cash needs during this time.

The following events impacted our liquidity and capital resources during the year ended December 31, 2014:

Operating Cash Flows:

•	Our net income from continuing operations increased $8.2 million to net income of $5.5 million from a net loss of $2.7 million for the same period of the prior year;

•	Our net income from continuing operations reflected a $0.4 million loss on the early retirement of debt; and

•	Our Days Sales Outstanding improved to 65 days as of December 31, 2014 compared to 74 days as of the same period of the prior year.

Investing Cash Flows:

•	Capital expenditures decreased $0.5 million to $10.1 million for 2014 from $10.6 million for 2013;and

•	We paid cash of $12.7 million for acquisitions, an increase of $5.2 million as compared to $7.5 million cash paid for acquisitions in the same period of the prior year.

Financing Cash Flows:

•	We repaid $15.3 million of principal outstanding on the Term Loan B; and

•	We paid cash distributions of $6.2 million, on our Class A and Class B common stock, as compared to $5.2 million the same period of the prior year.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and Revolver. The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the twelve months ended December 31, 2013 and 2014, approximately $0.2 million, respectively, of the discount has been recognized as interest expense including approximately $0.3 million of bank loan fees.

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

We have made prepayments on our Term Loan B, including interest through the date of the as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
December 31, 2014	$4,000	$16
November 28, 2014	4,000	15
September 29, 2014	5,000	18
March 31, 2014	2,250	8
December 30, 2013	750	3
September 30, 2013	4,000	16
June 28, 2013	4,000	14

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At December 31, 2014, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.05%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of December 31, 2014, our leverage ratio was 5.45 to 1 compared to our compliance covenant of 6.50 and our interest coverage ratio was 3.24 compared to our compliance ratio of 2.0. We were in compliance with our debt covenants under the credit facility at December 31, 2014.

Terminated Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of our Terminated 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the Terminated 9 5/8% Notes, which were due in full in December 2016. The Terminated 9 5/8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding Terminated 9 5/8% Notes. As of December 31, 2012, accrued interest on the Terminated 9 5/8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the Terminated 9 5/8% Notes based on the effective interest method. For the twelve months ended December 31, 2013, $37,000 of the discount, respectively, was recognized as interest expense including approximately $0.3 million of bank loan fees.

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

Information regarding repurchases and redemptions of the Terminated 9 5/8% Notes is as follows:

Date	Principal Redeemed/Repurchased	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 3, 2013	$903	$27	$3	$-
March 14, 2013	212,597	22,650	837	2,867
December 12, 2012	4,000	120	17	57
June 1, 2012	17,500	525	80	287
December 12, 2011	12,500	375	62	337
September 6, 2011	5,000	144	26	135
June 1, 2011	17,500	525	93	472
December 1, 2010	12,500	375	70	334
June 1, 2010	17,500	525	105	417

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2013	As of December 31, 2014
	(Dollars in thousands)
Term Loan B	$289,939	$274,933
Revolver	—	1,784
Capital leases and other loans	854	788
	290,793	277,505
Less current portion	(3,121)	(1,898)
	$287,672	$275,607

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2014:

•	Outstanding borrowings of $276.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $1.8 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

Under FASB ASC Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We incurred significant impairment losses in prior years with regard to our indefinite-lived intangible assets. During the current year, we recognized we recognized impairment losses of $79,000 related to mastheads and goodwill within our publishing segment. These impairments were driven by a reduction in projected net revenues resulting from ongoing operating results that have not met expectations. The impairment was indicative of trends in the publishing industry as a whole and is not unique to our company or operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2013 and 2014, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

We enter into various agreements in the normal course of business that contain minimum guarantees. The typical minimum guarantee is tied to future revenue amounts that exceed the contractual level. Accordingly, the estimated fair value of these arrangements is zero. We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and update our computer infrastructures. We expect to incur capital expenditures of approximately $10.5 million throughout the twelve months ending December 31, 2015; the nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management.

The following table summarizes our aggregate contractual obligations at December 31, 2014, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual		Less than	1-3	3-5	More Than 5
Obligations	Total	One year	years	years	years
	(Dollars in thousands)
Long-term debt, including current portion	$276,717	$1,784	$6,000	$6,000	$262,933
Interest payments on long-term debt (1)	40,734	12,518	25,018	3,174	24
Capital lease obligations and other loans	788	114	220	208	246
Operating leases	72,450	9,577	15,795	12,436	34,642
Deferred cash payments	3,435	935	2,500	—	—
Contingent earn-out consideration(2)	6,679	3,612	3,067	—	—
Talent (3)	5,966	2,908	3,040	18	—
Other Contracts (4)	5,100	5,100	—	—	—
Total contractual cash obligations	$411,869	$36,548	$55,640	$21,836	$297,845

(1)	Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2014 rates. Interest ultimately paid on these obligations will differ based on changes in interest rates for variable-rate debt, as well as any potential repayments or future refinancing. See Note 7 to the accompanying consolidated financial statements included in this annual report on Form 10-K for further details.

(2)	Maximum amount of contingent earn-out consideration payable over two years associated with our acquisition of Twitchy.com on December 10, 2013 and Eagle Publishing on January 10, 2014. See Note 3 to the accompanying consolidated financial statements included in this annual report on Form 10-K for further details.

(3)	Talent agreements are typically one to three years in length with various renewal dates. The liability shown is based on agreements in effect as of December 31, 2014. Future payments will vary as the agreements are renewed.

(4)	Other contracts consist of purchase commitments, including APA’s as of December 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Salem Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salem Media Group, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ SingerLewak LLP

Los Angeles, California

March 13, 2015

SALEM MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$65	$33
Trade accounts receivable (net of allowances of $10,809 in 2013 and $12,727 in 2014)	37,627	34,781
Other receivables	720	3,546
Inventories (net of reserves of $1,227 in 2014)	—	572
Prepaid expenses	4,049	5,580
Deferred income taxes	6,876	8,153
Assets held for sale	1,700	1,700
Assets of discontinued operations	8	—
Total current assets	51,045	54,365
Notes receivable (net of allowance of $548 in 2013 and $539 in 2014)	1,866	228
Fair value of interest rate swap	3,177	475
Property and equipment (net of accumulated depreciation of $145,215 in 2013 and $155,495 in 2014)	98,928	99,227
Broadcast licenses	381,836	385,726
Goodwill	22,374	24,684
Other indefinite-lived intangible assets	868	833
Amortizable intangible assets (net of accumulated amortization of $27,933 in 2013 and $34,130 in 2014)	8,793	12,395
Deferred financing costs	4,130	3,166
Other assets	2,096	2,060
Total assets	$575,113	$583,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,960	$2,964
Accrued expenses	7,888	12,704
Accrued compensation and related expenses	6,913	8,777
Accrued interest	37	48
Deferred revenue	9,721	13,205
Income tax payable	142	154
Current portion of long-term debt and capital lease obligations	3,121	1,898
Total current liabilities	31,782	39,750
Long-term debt and capital lease obligations, less current portion	287,672	275,607
Deferred income taxes	43,457	49,109
Deferred revenue	9,965	10,576
Other liabilities	452	4,123
Total liabilities	373,328	379,165
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,803,303 and 22,082,140 issued and 19,485,653 and 19,764,490 outstanding at December 31, 2013 and 2014, respectively	218	221
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2013 and 2014, respectively	56	56
Additional paid-in capital	237,579	240,493
Accumulated deficit	(2,062)	(2,770)
Treasury stock, at cost (2,317,650 shares at December 31, 2013 and 2014)	(34,006)	(34,006)
Total stockholders’ equity	201,785	203,994
Total liabilities and stockholders’ equity	$575,113	$583,159

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2012	2013	2014
Net broadcast revenue	$187,640	$188,544	$192,923
Net digital media revenue	28,166	35,156	46,862
Net publishing revenue	13,373	13,234	26,751
Total net revenue	229,179	236,934	266,536
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $1,357, $1,428 and $1,454 for the years ended December 31, 2012, 2013 and 2014, respectively, paid to related parties)	126,514	129,857	138,564
Digital media operating expenses, exclusive of depreciation and amortization shown below	22,848	25,741	36,232
Publishing operating expenses exclusive of depreciation and amortization shown below	13,339	14,280	26,143
Unallocated corporate expenses, exclusive of depreciation and amortization shown below (including $386, $239 and $274 for the years ended December 31, 2012, 2013 and 2014, respectively, paid to related parties)	14,396	16,081	17,092
Depreciation	12,343	12,448	12,629
Amortization	2,304	2,814	6,196
Change in the estimated fair value of contingent earn-out consideration	—	—	734
Impairment of indefinite-lived long-term assets other than goodwill	88	1,006	34
Impairment of goodwill	—	438	45
Impairment of long-lived assets	6,808	—	—
(Gain) loss on the sale or disposal of assets	49	(264)	251
Total operating expenses	198,689	202,401	237,920
Operating income from continuing operations	30,490	34,533	28,616
Other income (expense):
Interest income	106	68	45
Interest expense (including $427, $154 and $0 for the years ended December 31, 2012, 2013 and 2014, respectively, due to related parties)	(24,911)	(16,892)	(15,993)
Change in the fair value of interest rate swap	—	3,177	(2,702)
Loss on early retirement of long-term debt	(1,088)	(27,795)	(391)
Net miscellaneous income and (expenses)	79	18	665
Income (loss) from continuing operations before income taxes	4,676	(6,891)	10,240
Provision for (benefit from) income taxes	153	(4,192)	4,765
Income (loss) from continuing operations	4,523	(2,699)	5,475
Loss from discontinued operations, net of tax	(95)	(37)	—
Net income (loss)	$4,428	$(2,736)	$5,475

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2012	2013	2014
Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$0.18	$(0.11)	$0.21
Earnings (loss) per share from discontinued operations	—	—	—
Basic earnings (loss) per share	$0.18	$(0.11)	$0.21

Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$0.18	$(0.11)	$0.21
Earnings (loss) from discontinued operations	—	—	—
Diluted earnings (loss) per share	$0.18	$(0.11)	$0.21

Distributions per share	$0.14	$0.21	$0.24

Basic weighted average shares outstanding	24,577,605	24,938,075	25,336,809

Diluted weighted average shares outstanding	24,986,966	24,938,075	26,081,175

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B		Additional	Retained
	Common Stock		Common Stock		Paid-In	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Stock	Total
Stockholders' equity, December 31, 2011	21,051,305	210	5,553,696	56	231,972	4,816	(34,006)	203,048
Stock-based compensation	—	—	—	—	1,368	—	—	1,368
Options exercised	261,205	3	—	—	406	—	—	409
Tax benefit related to stock options exercised	—	—	—	—	228	—	—	228
Cash distributions	—	—	—	—	—	(3,412)	—	(3,412)
Net income	—	—	—	—	—	4,428	—	4,428
Stockholders' equity, December 31, 2012	21,312,510	213	5,553,696	56	233,974	5,832	(34,006)	206,069
Stock-based compensation	—	—	—	—	1,849	—	—	1,849
Lapse of restricted shares	79,810	—	—	—	—	—	—	—
Options exercised	410,983	5	—	—	1,417	—	—	1,422
Tax benefit related to stock options exercised	—	—	—	—	339	—	—	339
Cash distributions	—	—	—	—	—	(5,158)	—	(5,158)
Net loss	—	—	—	—	—	(2,736)	—	(2,736)
Stockholders' equity, December 31, 2013	21,803,303	218	5,553,696	56	237,579	(2,062)	(34,006)	201,785
Stock-based compensation	—	—	—	—	1,576	—	—	1,576
Options exercised	278,837	3	—	—	1,218	—	—	1,221
Tax benefit related to stock options exercised	—	—	—	—	120	—	—	120
Cash distributions	—	—	—	—	—	(6,183)	—	(6,183)
Net income	—	—	—	—	—	5,475	—	5,475
Stockholders' equity, December 31, 2014	22,082,140	221	5,553,696	56	240,493	(2,770)	(34,006)	203,994

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2013	2014
OPERATING ACTIVITIES
Income (loss) from continuing operations	$4,523	$(2,699)	$5,475
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Non-cash stock-based compensation	1,368	1,849	1,576
Tax benefit related to stock options exercised	228	339	120
Depreciation and amortization	14,647	15,262	18,825
Amortization of bond issue costs and bank loan fees	1,291	853	643
Amortization and accretion of financing items	179	194	187
Accretion of acquisition-related deferred payments and contingent consideration	—	—	576
Provision for bad debts	2,554	3,456	3,026
Deferred income taxes	(329)	(4,764)	4,375
Impairment of indefinite-lived long-term assets other than goodwill	88	1,006	34
Impairment of goodwill	—	438	45
Impairment of long-lived assets	6,808	—	—
Change in the fair value of interest rate swaps	—	(3,177)	2,702
Change in the estimated fair value of contingent earn-out consideration	—	—	734
(Gain) loss on the sale or disposal of assets	49	(264)	251
Loss on early retirement of debt	1,088	27,795	391
Changes in operating assets and liabilities:
Accounts receivable	(2,556)	(3,049)	4,756
Prepaid expenses and other current assets	118	(50)	210
Accounts payable and accrued expenses	3,291	(4,733)	4,041
Deferred revenue	(2,240)	(3,688)	(4,929)
Other liabilities	—	—	(1,125)
Income taxes payable	(30)	(33)	12
Net cash provided by continuing operating activities	31,077	28,735	41,925
INVESTING ACTIVITIES
Capital expenditures	(8,549)	(10,639)	(10,074)
Deposits (release) of cash held in escrow pursuant to acquisition and sale activity	(725)	81	(65)
Purchases of broadcast assets and radio stations	(3,330)	(5,500)	(6,195)
Purchases of Internet businesses and assets	(7,365)	(1,977)	(3,713)
Purchases of publishing businesses and assets	—	—	(2,774)
Proceeds from the sale of assets	907	477	1,370
Restricted cash	110	—	—
Other	(114)	(179)	(283)
Net cash used in investing activities of continuing operations	(19,066)	(17,737)	(21,734)
FINANCING ACTIVITIES
Payments to redeem Terminated 9 5/8% Notes	(21,500)	(213,500)	—
Payments of bond premium in connection with early redemptions and repurchases of the Terminated 9 5/8% Notes	(645)	(22,677)	—
Proceeds from borrowings under Term Loan B	—	298,500	—
Payments under Term Loan B	—	(8,750)	(15,250)
Proceeds from borrowings under Revolver	—	30,961	56,510
Payments under Revolver	—	(30,961)	(54,726)
Payments of costs related to bank credit facility	(149)	(4,394)	(13)
Proceeds from borrowings under terminated credit facilities and subordinated debt	154,169	46,747	—
Payments under terminated credit facilities and subordinated debt	(144,669)	(87,220)	—
Proceeds from Terminated Subordinated Debt due to Related Parties	27,000	—	—
Payments to Terminated Subordinated Debt due to Related Parties	(21,000)	(15,000)	—
Payments of contingent earn-out consideration	—	—	(300)
Payment of seller financed note	—	(2,000)	—
Proceeds from exercise of stock options	409	1,422	1,221
Payment of cash distribution on common stock	(3,412)	(5,158)	(6,183)

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2012	2013	2014
Payments on capital lease obligations	(125)	(122)	(130)
Book overdraft	(1,775)	876	(1,352)
Net cash used in financing activities	(11,697)	(11,276)	(20,223)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(1)	(37)	—
Total cash outflows from discontinued operations	(1)	(37)	—
Net increase (decrease) in cash and cash equivalents	313	(315)	(32)
Cash and cash equivalents at beginning of period	67	380	65
Cash and cash equivalents at end of period	$380	$65	$33

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Cash paid for interest net of capitalized interest (including $322, $296 and $0 for the years ended December 31, 2012, 2013 and 2014, respectively, paid to related parties)	$23,448	$16,747	$14,518
Cash paid for income taxes	$220	$242	$257
Other supplemental disclosures of cash flow information:
Trade revenue	$5,270	$5,917	$6,227
Trade expense	$5,309	$4,897	$6,052

Non-cash investing and financing activities:
Present value of advertising credit payable	$—	$2,427	$—
Seller financed note due directly to seller of station assets	$—	$2,000	$—
Estimated present value of contingent earn-out consideration	$—	$616	$2,047
Deferred payments due 2014 under asset purchase agreement	$—	$300	$600
Present value of deferred cash payments (due 2015)	$—	$—	$893
Present value of deferred cash payments (due 2016)	$—	$—	$2,289
Assets acquired under capital leases	$27	$118	$64

See accompanying notes

SALEM MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Salem Media Group, Inc. (“Salem” “we,” “us,” “our” or the “company”) include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Description of Business

Salem is a diversified multi-media company with integrated operations including radio broadcasting, digital media, and publishing. Our programming is intended for audiences interested in Christian and family-themed content and conservative news talk.

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem owned and operated stations. SMR a national advertising sales firm with offices in 11 U.S. cities, specializes in placing national advertising on religious and other commercial radio stations. As of December 2014, we merged Vista Media Representatives (“VMR”), our national advertising sales firm established for non-Christian format stations, into SMR as our SMR and VMR sales teams consistently pursue advertising for all station formats.

Web based and digital content has been a significant growth area for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications, that provide market analysis and investment advice for individual subscribers from financial commentators. Church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States.

E-commerce sites include Salem Consumer Products (”SCP”), an e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, Eagle Wellness, an online site offering complimentary health advice and sales of nutritional products.

Our acquisition of Regnery Publishing on January 10, 2014, represented a major shift in our publishing operating segment. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Ed Klein, Laura Ingraham, Mark Steyn and Dinesh D'Souza.

Our publishing operating segment also includes Salem Publishing™ and Xulon Press. Salem Publishing™ produces and distributes numerous Christian and conservative opinion print magazines, including: Homecoming® The Magazine, YouthWorker Journal™, Singing News®, FaithTalk Magazine™, and Preaching Magazine™. Through December 2014, we also printed and produced Townhall Magazine™. Xulon Press™ is a print-on-demand self-publishing service for Christian authors.

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

Trade Accounts Receivable

Trade accounts receivable represent receivables from customers for the sale of advertising, block program time, sponsorships and events, product sales, royalties, video and graphic downloads, subscriptions, book sales and author fees. Our receivables are recorded as invoiced and represent claims that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and estimated sales returns, represents their estimated net realizable value.

Allowance for Doubtful Accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally are not written-off until all of our collection efforts have been unsuccessful, including use of a collections agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Recognition

Revenue is recognized as it is earned in accordance with applicable guidelines. We consider amounts to be earned once evidence of an arrangement has been obtained, services are performed, fees are fixed or determinable and collectability is reasonably assured.

We account for broadcast revenue from the sale of airtime for programs or spots as the program or advertisement is broadcast. Revenues are reported net of agency commissions, which are calculated as a stated percentage applied to gross billings. Digital revenue is recognized upon delivery of page-views, delivery of impressions as specified in the contract, delivery of the digital newsletter or email, or upon delivery of the advertisement or programming content via streaming. Revenues are reported net of agency commissions, which are calculated as a stated percentage applied to gross billings. Revenue from product sales and book sales are recognized upon shipment net of distribution fees and an allowance for sales returns. Revenues from advertisements in our print magazines are recognized upon delivery of the publication net of agency commissions, which are calculated as a stated percentage applied to gross billings. Subscription revenue from our print magazines and digital newsletters is recognized over the life of the related subscription.

Multiple-Deliverables

We may enter bundled advertising agreements that include spot advertisements on our radio stations, digital banner placements, print magazine advertisements and sponsorship promotions such as booth space at a station event, or some combination thereof. The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor specific objective evidence if available or estimated selling price if vendor specific objective evidence is not available. Objective evidence of fair value includes the price charged for each element when it is sold separately. The estimated selling price is the price that we would transact if the deliverable was sold regularly on a standalone basis. Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue included in broadcast revenue for the years ended December 31, 2012, 2013 and 2014 was approximately $5.3 million, $5.6 million and $6.0 million, respectively. Barter expenses included in broadcast operating expense for the years ended December 31, 2012, 2013 and 2014 was approximately $5.3 million, $4.8 million and $6.0 million.

Accounting for Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant.

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

Accounting for Acquisitions and Upgrades of Radio Station and Other Assets

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

Property and equipment are recorded at their estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred in corporate operating expenses.

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred in corporate operating expenses.

Accounting for Contingent Consideration

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 8 to our consolidated financial statements included in this annual report on Form 10-K. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results.

Accounting for Discontinued Operations

We regularly review underperforming assets to determine if a sale or disposal might be a better way to monetize the assets. When a station, group of stations, or other asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.” In April 2014, the FASB issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity's operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date.

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

During the 4th quarter of 2011, based on operating results that did not meet expectations, we ceased operating Samaritan Fundraising as of December 31, 2011. Samaritan Fundraising, was reported in our Digital Media operations, was a web-based fundraising products company operating from a single facility in Fairfax, VA, under the control of one general manager. As a result of our decision to close operations, there were no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. We reported the operating results and net assets of this entity as a discontinued operation for all periods presented based on authoritative guidance at that time.

We elected to early-adopt the FASB guidance for discontinued operations issued in April 2014. As of December 2014, we determined that we will no longer produce or distribute TownHall.com magazine. The last issue was delivered in December 2014. Under the new guidance, the ceasing of this publication does not represent a strategic shift in our operations and does not qualify as a discontinued operation.

The markets and entities that we have accounted for as a discontinued operation are explained in more fully in “Note 4 – Acquisitions and Recent Transactions.”

Accounting for Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt. We capitalized interest of $0.1 million and $0.2 million during the years ended December 31, 2013 and 2014, respectively. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized when they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Life
Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	10-20 years
Studio and production equipment	7-10 years
Computer software and website development costs	3 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	Lesser of 15 years or life of lease

The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and business units for indicators of impairment. When indicators of impairment are present, and the cash flows estimated to be generated from these assets is less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. We evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell. We recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price. In December 2012, after several purchase offers for the land were terminated, we obtained a third party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land.

There were no indications of impairment present during the periods ending December 31, 2013 and 2014 and it is our intent to continue to pursue the sale of this land.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of December 31, 2014	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-Lived Asset Held for Sale	$1,700			$1,700	$-

Accounting for Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in FASB ASC Topic 350-40 “Internal-Use Software.” Capitalized costs are generally amortized over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. Capitalized costs are generally amortized over the estimated useful life of three years. We capitalized $2.3 million, $1.5 million and $3.9 million during the years ended December 31, 2012, 2013 and 2014, respectively, related to internally developed software and website development costs. Amortization expense of amounts capitalized was $2.1 million, $2.3 million and $2.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Accounting for Advertising and Promotional Cost

Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $10.5 million, $10.0 million and $10.2 million for each of the years ending December 31, 2012, 2013, and 2014, respectively.

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

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the years ended December 31, 2012, 2013 or 2014.

Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 71% of our total assets as of December 31, 2014 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 Fair Value Measurements and Disclosures as Level 3 inputs discussed in detail in Note 8 to our consolidated financial statements included in this annual report on Form 10-K.

Gain or Loss on the Sale or Disposal of Assets

We record gains or losses on the sale or disposal of assets equal to the proceeds, if any, as compared to the net book value. Exchange transactions are accounted for in accordance with FASB ASC Topic 845 “Non-Monetary Transactions.” For the year ended December 31, 2012, we recorded a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island and a $0.6 million gain from insurance proceeds for repairs of storm damage in our New York market , partially offset by various fixed asset and equipment disposals including an additional loss associated with the write-off of a receivable from a prior station sale. For the year ended December 31, 2013, we recorded a $0.4 million pre-tax gain on the partial sale of land in our Cleveland market and $0.1 million of insurance proceeds for damages at one of our stations offset by various fixed asset and equipment disposals. For the year ended December 31, 2014, we recorded a $0.3 million pre-tax loss which included a $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.2 million loss from the sale of land and building in our Miami market, a $0.1 million loss due to the relocation of our office and studio facility in our San Francisco market offset by $0.1 million of insurance proceeds from a claim associated with one of our markets as well as other various fixed asset and equipment disposals.

Leases

We lease various facilities including broadcast tower and transmitter sites. When we enter a lease agreement, we review the terms to determine the appropriate classification of the lease as a capital lease or operating lease based on the factors listed in FASB ASC Topic 840 “Leases.” Our current lease terms generally range from one to twenty-five years with rent expense recorded on a straight-line basis for financial reporting purposes. We also sublease towers that we own under various agreements with other broadcasters. Subleases generally cover a sixty-year term, over which time we recognize rental income on a straight-line basis. Deferred rent revenue was $4.5 million and $4.4 million at December 31, 2013 and 2014, respectively.

Leasehold Improvements

We may elect to construct or otherwise invest in leasehold improvements to properties. We capitalize the cost of the improvements that are then amortized over the shorter of the useful life of the improvement or the remaining lease term.

Deferred Financing Costs

Deferred financing costs consist of bank loan fees incurred upon entering our Term Loan B and Revolver as of September 30, 2013. The costs are being amortized over the seven year term of the Term Loan B and the five year term of the Revolver as an adjustment to interest expense. During the year ended December 31, 2014, approximately $0.3 million of bank loan fees were written off in conjunction with the early retirement of the Term Loan B. Deferred financing costs were $4.1 million and $3.2 million at December 31, 2013 and 2014, respectively.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.5 million and $0.9 million at December 31, 2013 and 2014, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded an asset of $0.5 million as of December 31, 2014, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 8 to our consolidated financial statements included in this annual report on Form 10-K.

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

As of December 31, 2014, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	December 31, 2014
	Total Fair Value and	Fair Value Measurement Category
	Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$33	$33	$—	$—
Trade accounts receivable, net	34,781	34,781	—	—
Fair value of interest rate swap	475	—	475	—
Liabilities:
Accounts payable	2,964	2,964	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	12,704	11,129	—	1,575
Accrued interest	48	48	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	4,123	2,413	—	1,710
Long-term debt	277,505	277,505	—	—

Long-term Debt and Debt Covenant Compliance

Our classification of outstanding borrowings on our Term Loan B as long-term debt on our balance sheet is based on our assessment that, under the terms of our Credit Agreement and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made. The Term Loan B has a term of seven years, maturing in March 2020. We are required to make principal payments of $750,000 per quarter, which began on September 30, 2013. Prepayments may be made against the outstanding balance of our Term Loan B. Each repayment of the Term Loan B is applied ratably to each of the next four principal installments thereof in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

Our projections of operating results and cash flows for the coming year are estimates dependent upon a number of factors including but not limited to developments in the markets in which we are operating in and varying economic and political factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates.

Income Taxes and Uncertain Tax Positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2010 through 2013.

Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million in related interest, net of federal income tax benefits. During 2014, we recognized a net decrease of $0.4 million in liabilities and at December 31, 2014, had $0.5 million in liabilities for unrecognized tax benefits. Included in this liability amount is $3,000 of accrued interest, net of federal income tax benefits and the related penalties recorded in income tax expense on our consolidated financial statements included in this annual report on Form 10-K . Management expects an additional reduction of $0.4 million in the reserve over the next twelve months due to statute expirations.

A summary of the changes in the gross amount of unrecognized tax benefits is as follows:

December 31, 2014
(Dollars in thousands)
Balance at January 1, 2014	$916
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(405)
Related interest and penalties, net of federal tax benefits	(3)
Balance as of December 31, 2014	$508

Valuation Allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $3.0 million as of December 31, 2014 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

Inventory Reserves

We reviewed historical data associated with book and wellness product inventories held by Regnery Publishing and Eagle Wellness, respectively. We utilized this historical data associated with sales returns and allowances and royalty reserves, as well as overall economic conditions and product demand, to estimate the fair value of inventory on hand. A provision has been established to expense the balance of unsold inventory for which we believe the cost to be unrecoverable.

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,927,099, 2,162,067 and 1,816,204 shares of Class A common stock were outstanding at December 31, 2012, 2013 and 2014, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. The number of anti-dilutive shares as of December 31, 2012, 2013 and 2014 was 480,825, nil and 589,437, respectively.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2012	2013	2014
Weighted average shares	24,577,605	24,938,075	25,336,809
Effect of dilutive securities - stock options	409,361	—	744,366
Weighted average shares adjusted for dilutive securities	24,986,966	24,938,075	26,081,175

Segments

We have two reportable segments, radio broadcasting and digital media. Digital media (formerly “Internet and e-commerce”) became a reportable segment as of the first quarter of 2011 upon the realization of organic and acquisition related revenue growth. Our acquisition of Eagle Publishing on January 10, 2014, which included Regnery Publishing, Eagle Financial Publications, Eagle Wellness, Human Events and Red State, resulted in operational changes in our business and a realignment of our operating segments. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing. We changed the composition of our operating segments to reflect management’s view of the operating results for each segment.

Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. Our operating segments do not all meet the quantitative thresholds to qualify as reportable segments; however, we have elected to disclose the results of these non-reportable operating segments as we believe this information is useful to readers of our financial statements. We continue to review our operating segment classifications to align with operational changes in our business and may make future changes as necessary.

We measure and evaluate results of our operating segments based on income and expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury; nor do they include costs such as amortization, depreciation, taxes or interest expense. Changes to our operating segments did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented have been updated to reflect the new composition of our operating segments.

We present our segment operating results in Note 16 to our consolidated financial statements included in this annual report on Form 10-K.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of December 31, 2014 we did not consolidate any entities with which we entered into LMAs or TBAs under the guidance in FASB ASC Topic 810.

Concentrations of Business Risks

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2012, 2013 and 2014, 41.3%, 40.8% and 40.2% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 16.1% and 23.5% for the year ended December 31, 2012, 15.1% and 25.4% for the year ended December 31, 2013 and 14.3% and 23.9% for the year ended December 31, 2014. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include: (1) the separation of our non-broadcast operating segment into two operating segments as of the first quarter of 2011, (2) the reporting of discontinued operations, and (3) the change in composition of our operating segments based on our acquisition of Eagle Publishing during 2014 to conform to how our chief operating decision makers, who we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment.

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

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, an amendment to FASB ASC Topic 815, Derivatives and Hedging ("FASB ASC Topic 815"). The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” Approximately 71% of our total assets as of December 31, 2014, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and business segments.

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

Broadcast licenses

In the case of our broadcast radio stations, we would not be able to operate the properties without the related FCC broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for FCC renewal. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect all broadcast licenses to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets.

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

We perform a qualitative assessment for each of our broadcast market clusters. We review the significant assumptions and key estimates applicable to our prior year valuations of the estimated fair value to assess if events and circumstances have occurred that could affect these assumptions and key estimates. The significant assumptions and key estimates used in the fair value estimates assume a hypothetical start-up station with industry specific market assumptions such as forecasted revenue, operating margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values, a risk-adjusted discount rate, future economic and market conditions, and market comparables. We also review internal benchmarks and economic performance for each of our markets to conclude if reasonably reliance can be placed upon the prior year fair value estimates and assumptions as a starting point to our qualitative analysis.

We selected eleven of our market clusters for further testing as we have not performed an independent third party fair value appraisal in the last two annual testing periods. The table below shows the percentage within a range by which our estimated fair value exceeded the carrying value of our broadcasting licenses for these eleven market clusters:

	Geographic Market Clusters as of December 31, 2014
	Tested in current year based on length of time from prior valuation
	≤5%	>2%-10%	>11% to 40%	> than 40%
Number of accounting units	—	3	3	5
Broadcast license carrying value (in thousands)	$—	$13,408	$20,214	$18,040

The first step of our qualitative assessment is to calculate the excess fair value, or the amount by which our prior year estimated fair value exceeds the current year carrying value. We believe based on our analysis and review, including the financial performance of each market, that a 25% excess fair value margin is conservative and reasonable in the qualitative analysis. Markets with an excess fair value of 25% or more are not likely to be impaired. Fifteen of the eighteen markets for which a fair value appraisal was obtained in the prior year were subject to further testing. The table below presents the percentage within a range by which our prior year start-up income estimated fair value exceeds the current year carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2014
	Percentage Range By Which 2013 Estimated Fair Value Exceeds 2014 Carrying Value
	≤25%	>26%-50%	>50% to 75%	> than 75%
Number of accounting units	15	—	—	4
Broadcast license carrying value (in thousands)	$255,883	$—	$—	$45,034

The second step of our qualitative review consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or station operating income less station operating expenses (“SOI”). Numerous trade organizations and analysts review these radio stations sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a conservative indicator of fair value. Using the SOI multiple to estimate fair value, we determined that three of our remaining market cluster were subject to further testing. The table below presents the percentage within a range by which our estimated fair value as a multiple of SOI exceeded the carrying value of our broadcasting licenses for these market clusters:

	Geographic Market Clusters as of December 31, 2014
	Percentage Range By Which SOI Estimated Fair Value Exceeds Carrying Value
	≤5%	>2%-10%	>11% to 40%	> than 40%
Number of accounting units	3	—	—	—
Broadcast license carrying value (in thousands)	$33,120	$—	$—	$—

We engaged an independent third-party appraisal and valuation firm to assist us in estimating the fair value of our broadcast licenses that were subject to further testing. Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2012 and 2013. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2014.

In each of these years, the estimated fair value was determined using an income approach that measures the expected economic benefits that the broadcast licenses provide. These future economic benefits are discounted using a discounted cash flow analysis that assumes that the broadcast licenses are held by hypothetical start-up station. The values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license. The discounted cash flow projection period for years 2012 and 2013 was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts. For 2014, cash flows were developed using a five year projection period, which represents the typical time required for a new broadcast station to reach normalized operations and profitability. For cash flows beyond the projection period, a terminal value was calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and GDP inflation rates.

The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2012	December 31, 2013	December 31, 2014
Risk adjusted discount rate	9.0%	9.0%	8.0%
Operating profit margin ranges	5.1% - 35.5%	4.1% - 37.5%	(13.9%) - 30.8%
Long-term market revenue growth rate ranges	0.3% - 15.0%	1.0% - 2.5%	1.5% - 2.5%

The discount rate reflects the weighted average cost of capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the valuation date. Similar industry participants included those broadcast entities for which 70% or more of their operation were comprised of radio broadcasting. The decrease in the WACC for 2014 as compared to 2013 was largely attributable to decreases in the risk free rate and corporate borrowing interest rates. We performed a sensitivity analysis of certain key assumptions including reducing the long-term revenue growth rate and increasing the weighted average cost of capital by 100 basis point to determine that such changes would have no incremental impact to the carrying value of our broadcast licenses.

The table below presents the results of our impairment testing under the income approach for the 2014 annual testing period:

Excess Fair Value
Market Cluster	2014 Estimate
Atlanta, GA	33.47%
Boston, MA	4.68%
Chicago, IL	3.89%
Cleveland, OH	42.93%
Columbus, OH	84.59%
Dallas, TX	16.93%
Denver, CO	1230.65%
Detroit, MI	25.72%
Honolulu, HI	163.90%
Houston, TX	1283.46%
Louisville, KY	33.17%
Miami FL	56.03%
Nashville, TN	383.65%
New York, NY	644.52%
Omaha NE	59.06%
Orlando FL	22.86%
Philadelphia, PA	134.44%
Phoenix, AZ	11.85%
Pittsburgh, PA	443.24%
Portland, OR	2.13%
Sacramento, CA	24.55%
San Antonio, TX	284.24%
San Diego, CA	44.28%
San Francisco, CA	69.34%
Seattle, WA	487.01%
Tampa, FL	24.40%
Washington, D.C.	137.27%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast licenses as of the annual testing period ending December 31, 2014. Based on prior tests, we determined that no impairments of our broadcast licenses were necessary for years ending December 31, 2013 and 2012, respectively.

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

We have regularly performed quantitative reviews of our mastheads based on the low margin by which our estimated fair values have exceeded our carrying value and actual operating results that do not meet or exceed our expectations. We engaged an independent third-party appraisal firm to assist us in estimating the fair value of our mastheads using a relief from royalty method, which is a form of the income approach. Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2012 and 2013. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2014.

The relief from royalty method estimates the fair value of mastheads through use of a discounted cash flow model that incorporates a hypothetical “royalty rate” that a third-party owner would be willing to pay in lieu of owning the asset. The royalty rate used is based on observed royalty rates for comparable assets as of the valuation date. When determining the future cash flow estimates, we must estimate future net sales and a fair market royalty rate at an appropriate discount rate to measure the present value of the anticipated cash flows. The key estimates and assumptions to which are as follows:

Mastheads	Interim June 30, 2012	December 31, 2012	Interim June 30, 2013	December 31, 2013	December 31, 2014
Risk adjusted discount rate	8.5%	8.5%	9.0%	9.5%	8.0%
Projected revenue growth ranges	1.5% - 2.50%	1.5% - 3.0%	1.0% - 2.8%	1.2% - 2.5%	(4.8%) – 1.4%
Royalty growth rate	3.0%	3.0%	3.0%	2.0%	3.0%

As of our June 2012 interim testing period, the estimated fair value of our mastheads exceeded our carrying value by 1.7%. As of our 2012 annual testing, we recorded an impairment charge associated with mastheads of $0.1 million driven by a reduction in projected net revenues. For the interim testing performed as of June 2013, projected revenue growth rates were lowered based on failure of the print magazine segment to achieve the amounts previously projected. Based on these lower actual and projected growth rates. we recorded an impairment of $0.3 million as of June 2013. During our 2013 annual testing, our royalty rate was lowered to 2.0% from the 3.0% industry standard based on gross margins associated with the segment. Additionally, the discount rate was raised from 9.0% to 9.5% based on risks associated with print magazines. We recorded an additional $0.3 million impairment charge associated with mastheads because of these changes. We performed a sensitivity analysis of certain key assumptions including reducing the long-term revenue growth rate and increasing the weighted average cost of capital by 100 basis point to determine that such changes would have no incremental impact to the carrying value of our mastheads.

During our annual testing for 2014, which coincided with our budget and financial forecasts process for the following year, we decided to cease publishing Townhall Magazine as of December 2014 and we may cease other publications in the future. We lowered our projected net revenues for the reductions in the number of publications. Although we expect to realize cost savings with the planned reductions, we do not expect to realize net income within the next twelve months. Based on these revised projections we recorded an impairment loss of $34,000 associated with magazine mastheads.

These impairments were driven by reductions in projected net revenues and a reduction in the number of publications produced. The growth of digital-only publications, that are often free to readers or at a significantly reduced cost to readers has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the publishing industry as a whole and are not unique to our company or operations.

Goodwill - Broadcast

The unit of accounting we use to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. Fourteen of our 33 market clusters and our networks have goodwill associated with them as of our annual testing period ending December 31, 2014 compared to eleven of our 32 markets as of the annual testing period ending December 31, 2013.

We perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets in each of our market clusters are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate fair value using a market and income approach and compare. We compare the estimated fair value of each market cluster to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each market clusters’ station operating income (“SOI”) to estimate the fair value. We believe that an SOI benchmark of four is a conservative indicator of fair value as described above. Under the income approach, we utilize a discounted cash flow method to calculate the estimated fair value of the accounting unit. The discounted cash flow method incorporates the cumulative present value of the net after-tax cash flows projected for each market assuming that it is a hypothetical start-up station. If the carrying amount, including goodwill, exceeds the estimated fair value of the market cluster, an indication exists that the amount of goodwill attributed to that market cluster may be impaired. When we have indication of impairment, we engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Bond & Pecaro prepared valuations of the estimated fair value for the testing periods ending December 31, 2012 and 2013. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2014.

The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. We performed a sensitivity analysis of certain key assumptions including reducing the long-term revenue growth rate and increasing the weighted average cost of capital by 100 basis point to determine that such changes would have no incremental impact to the carrying value of goodwill associated with our broadcast entities.

The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31, 2012	December 31, 2013	December 31, 2014
Enterprise Valuations	Broadcast Markets	Broadcast Markets	Broadcast Markets
Risk adjusted discount rate	9.0%	9.0%	8.0%
Operating profit margin ranges	16.9% - 49.2%	11.9% - 44.7%	8.4% - 46.1%
Long-term revenue market growth rate ranges	1.0% - 3.5%	1.0% - 2.5%	1.0% - 5.0%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast goodwill as of the annual testing period ending December 31, 2014. Based on prior tests, we determined that no impairments of our broadcast goodwill were necessary for years ending December 31, 2012 and 2011, respectively. The estimated fair value of our networks exceeded the carrying value by 64%, 63%, and 113.0% for each of the annual testing periods ending December 31, 2014, 2013 and 2012, respectively. The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	5	—	2	7
Carrying value including goodwill (in thousands)	$81,507	$—	$27,636	$254,645

	Broadcast Market Clusters as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<1%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	4	1	3	3
Carrying value including goodwill (in thousands)	$28,952	$17,978	$45,375	$45,152

	Broadcast Market Clusters as of December 31, 2012
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	2	1	1	5
Carrying value including goodwill (in thousands)	$18,836	$1,423	$10,506	$132,645

Goodwill – Digital Media

The unit of accounting we use to test goodwill in our digital media segment is the entity level, which includes Salem Web Network, Townhall.com, Eagle Financial Publications and Eagle Wellness. The financial statements for Salem Web Network reflect the operating results and cash flows for all of our Internet sites and our church product sites exclusive of Townhall.com. The financial statements for Townhall.com reflect the operating results for each of our conservative opinion sites. Eagle Wellness includes only the results of the e-commerce site for nutritional products.

We perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets in each of our digital media entities are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate fair value using a market and income approach and compare. We compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entities operating income to estimate the fair value. We believe that a multiple of four is a conservative indicator of fair value as described above. Under the income approach, we utilize a discounted cash flow method to calculate the estimated fair value of the accounting unit. The discounted cash flow method incorporates the cumulative present value of the net after-tax cash flows projected for each unit assuming that it is a hypothetical start-up station.

If the carrying amount, including goodwill, exceeds the estimated fair value of the entity, an indication exists that the amount of goodwill attributed to that entity may be impaired. When we have indication of impairment, we engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2012 and 2013. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2014.

We performed a sensitivity analysis of certain key assumptions including reducing the long-term revenue growth rate and increasing the weighted average cost of capital by 100 basis point to determine that such changes would have no incremental impact to the carrying value of goodwill associated with our digital media entities.

The key estimates and assumptions used in the start-up income valuation of our digital media entities for each testing period are as follows:

Enterprise Valuation	December 31, 2012	December 31, 2013	December 31, 2014
Risk adjusted discount rate	13.5%	13.5%	8.0%
Operating profit margin ranges	21.2% - 22.0%	21.2% - 22.0%	(7.4%) - 34.9%
Long-term revenue market growth rate ranges	3.0%	3.0%	2.50%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our digital media goodwill as of the annual testing periods ending December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Digital Media Entities as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	1	1	1
Carrying value including goodwill (in thousands)	$4,649	$6,118	$385	$26,101

	Digital Media Entities as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	-	1	-
Carrying value including goodwill (in thousands)	$27,456	$-	$2,984	$-

	Digital Media Entities as of December 31, 2012
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	-	-	2	-
Carrying value including goodwill (in thousands)	$-	$-	$28,722	$-

Goodwill – Publishing

The unit of accounting we use to test goodwill in our publishing segment is the entity level, which includes Salem Publishing, Eagle Regnery, and Xulon Press. Salem Publishing is our printing entity that produces our print magazines from a stand-alone facility, under one general manager, with operating results and cash flows of all publications reported on a combined basis. Eagle Regnery is our book publishing entity based in Washington DC, with a stand-alone facility under one general manager, with operating results and cash flows of reported at the entity level. Xulon Press also operates from a stand-alone facility in Orlando, Florida under one general manager who is responsible for the separately stated operating results and cash flows. Each of these entities has goodwill associated with them as of our annual testing period.

We have regularly performed quantitative reviews of goodwill associated with our print magazine entity based on the low margin by which our estimated fair values exceed our carrying value including goodwill and actual operating results that have not met our expectations. We engage an independent third-party appraisal firm to assist us with estimating the enterprise value of our entities.

Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2012 and 2013. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2014. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

Enterprise Valuation	Interim June 30, 2012	December 31, 2012	Interim June 30, 2013	December 31, 2013	December 31, 2014
Risk adjusted discount rate	8.5%	8.5%	9.0%	9.5%	8.0%
Operating margin ranges	1.4% - 7.5%	0.5% - 7.0%	0.9% - 6.0%	(0.5%) – 6.0%	2.4% - 5.9%
Long-term revenue market growth rate ranges	1.5%	1.5%	1.0%	0.5%	1.5%

Based on our review and analysis of the enterprise estimated fair value, we recorded a $0.4 million impairment charge associated with the print magazine goodwill as of the June 2013 interim testing period. This impairment was driven by lower projected profit margins based on the failure of the print magazine segment to achieve the amounts previously projected. Additionally, the discount rate was raised from 9.0% to 9.5% based on risks associated with print magazines. The decline in revenues from print magazines is prevalent throughout the industry and is not unique to our operations. No goodwill impairment charges were necessary as of the annual testing period ended December 31, 2013.

Based on the impairment recognized to the value of our mastheads in 2014, we could not conclude that it was more likely than not that goodwill associated with our magazine publishing unit was not impaired. We obtained an independent fair value of our magazine publishing unit as of December 2014. Based on this valuation, we determined that the carrying value of the goodwill was less than the implied value of goodwill as of that date and we recorded an impairment charge of $45,000.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Publishing Accounting units as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	2	-	-	1
Carrying value including goodwill (in thousands)	$3,417	$-	$-	$2,314

	Publishing Accounting units as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	-	1	-
Carrying value including goodwill (in thousands)	$1,251	$-	$2,123	$-

	Publishing Accounting units as of December 31, 2012
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	-	-	-	2
Carrying value including goodwill (in thousands)	$-	$-	$-	$2,103

We believe that we have made reasonable estimates and assumptions to calculate the estimated fair value of our indefinite-lived intangible assets, however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

NOTE 3. ACQUISITIONS AND RECENT TRANSACTIONS

During the year ended December 31, 2014, we completed or entered into the following transactions:

Debt

Throughout the year, we repaid $15.3 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest through each repayment date. We recorded a loss on early retirement of debt of $0.1 million related to the unamortized discount and $0.3 million in bank loan fees.

Repayments of our Term Loan B were as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
December 31, 2014	$4,000	$16
November 28, 2014	4,000	15
September 29, 2014	5,000	18
March 31, 2014	2,250	8

Equity

During the year ended December 31, 2014, after quarterly review of our earnings, cash flows, financial requirements, and other factors, our Board of Directors’ declared equity distributions to all stockholders of record of our Class A and Class B common stock as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 2, 2014	December 15, 2014	December 29, 2014	$0.0650	$1,646
September 2, 2014	September 16, 2014	September 30, 2014	$0.0625	1,579
May 27, 2014	June 16, 2014	June 30, 2014	$0.0600	1,514
March 6, 2014	March 17, 2014	March 31, 2014	$0.0575	1,444

The actual declaration of future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors.

Acquisition of Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million due January 2015 and $2.5 million due January 2016. We paid an additional $0.4 million of costs upon closing associated with liabilities incurred by the seller. On June 6, 2014, we paid $1.5 million of the $2.5 million deferred installment due January 2015. Based on the early payment, our deferred payment due January 2015 was reduced to $0.9 million. The deferred payments due January 2015 and January 2016 were recorded at their present value of $0.9 million and $2.3 million, respectively, with the discount being amortized to non-cash interest expense over the payment term using the effective interest method.

As part of our purchase agreement, we may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. The purchase price includes the original estimated fair value of the contingent earn-out consideration recorded at the present value of $2.0 million. The estimated fair value of the contingent earn-out consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn-out payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted earn-out payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 8 to our consolidated financial statements included in this annual report on Form 10-K. The fair value of the contingent earn-out consideration is reviewed quarterly over the earn-out period to compare actual revenue earned to the estimated revenue used in our forecasts.

As of December 31, 2014, $0.9 million of the actual cash due toward the contingent earn-out consideration earned is recorded in current liabilities. We may pay up to an additional $5.9 million over the remaining earn-out period based on the achievement of certain revenue benchmarks. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $1.7 million at December 31, 2014. Changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, are reflected in our results of operations in the periods in which they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent earn-out consideration are discussed in Note 4 to our consolidated financial statements included in this annual report on Form 10-K.

The accompanying Consolidated Statements of Operations reflect the operating results of these entities as of the closing date. We believe that strong author relationships, assembled creative talent agreements and the loyal readers of Eagle publications, as well as our ability to market and promote these products through our existing media platform, provides future economic benefits to us. We have recorded goodwill of $2.3 million representing the excess value of these future economic benefits.

Other Acquisitions

On December 23, 2014, we completed the acquisition of the construction permit for WLTE-FM in Pendleton, South Carolina for $0.5 million in cash. The asset acquisition cost is reflected in projects-in-process as of December 2014. The station will operate within our Greenville, South Carolina market.

On December 23, 2014, we completed the acquisition of an FM translator in Pickens, South Carolina for $0.2 million in cash. The asset acquisition cost is included in projects-in-process as of December 2014. The FM Translator will operate in our Greenville, South Carolina market.

On December 22, 2014, we completed the acquisition of an FM translator in Bayshore Gardens, Florida for $0.1 million in cash. The asset acquisition cost is included in projects-in-process as of December 2014. The FM Translator will operate in our Tampa, Florida market.

On November 24, 2014, we completed the acquisition of an FM translator in Travelers Rest, South Carolina for $0.2 million in cash. The asset acquisition cost is included in projects-in-process as of December 2014. The FM Translator will operate in our Greenville, South Carolina market.

On October 1, 2014, we completed the acquisition of radio station KXXT-AM in Phoenix, Arizona for $0.6 million in cash. We began operating the station under an LMA as of June 6, 2014. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. We recorded goodwill of $1,400 associated with the excess value of this entity attributable to the audience reach obtained.

On May 22, 2014, we completed the acquisition of radio station WOCN-AM, Miami, Florida and the related transmitter site for $2.5 million in cash. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the closing date. On November 24, 2014, we entered a Time Brokerage Agreement (“TBA”) with a programmer under which we will receive monthly license fees beginning in December 2014 through November 2019. Upon acquisition, we recorded goodwill of $12,000 associated with the excess value of this entity attributable to the existing tower site, the related transmitter site and the audience reach obtained.

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

On April 15, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The asset acquisition cost is reflected in projects-in-process as of December 2014. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash. We began operating these stations as of the closing date. The accompanying Consolidated Statement of Operations reflects the operating results of these entities as of the closing date. We recorded goodwill of $18,000 associated with the excess value of these entities attributable to existing tower sites and the audience reach obtained.

Throughout the year ending December 31, 2014, we have acquired domain names associated with our Internet segment for an aggregate amount of approximately $0.4 million in cash.

A summary of our business acquisitions and asset purchases for the year ended December 31, 2014, none of which were individually or in the aggregate material to our Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
December 23, 2014	WLTE-FM Pendleton, South Carolina (asset acquisition)	$525
December 23, 2014	FM Translator, Pickens, South Carolina (asset acquisition)	185
December 22, 2014	FM Translator, Bayshore Gardens, Florida (asset acquisition)	140
November 24, 2014	FM Translator, Traveler’s Rest, South Carolina (asset acquisition)	200
October 1, 2014	KXXT-AM Phoenix, Arizona (business acquisition)	575
May 22, 2014	WOCN-AM Miami, Florida (business acquisition)	2,450
May 6, 2014	WRTH-FM (formerly WOLT-FM), Greenville, South Carolina (business acquisition)	1,125
April 15, 2014	FM Translators, Orlando, Florida, Tampa, Florida, Omaha, Nebraska (asset purchase)	357
February 7, 2014	KDIS-FM, Little Rock Arkansas and KRDY-AM, San Antonio, Texas (business acquisition)	1,984
January 10, 2014	Eagle Publishing (business acquisition)	10,628
Various	Purchases of domain names (asset purchases)	487
		$18,656

Under the acquisition method of accounting as specified in FASB ASC Topic 805 Business Combinations, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction.

Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. Acquisitions may include contingent consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using a weighted probability of the payment amounts. We may retain a third-party appraiser to estimate the fair value of the acquired net assets as of the acquisition date. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various asset categories in our financial statements. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third party reports for reasonableness of the assigned values. We believe that these valuations and analysis provide appropriate estimates of the fair value for net assets acquired.

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees are expensed as incurred in corporate operating expenses. During the year ended December 31, 2014, we incurred $0.5 million of acquisition-related expenses including $0.1 million in third-party valuation fees and $0.1 million in brokerage fees.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 14 -Fair Value Measurements. The following table summarizes the total acquisition consideration for the year ended December 31, 2014:

Purchase Price Consideration	Total Consideration
(Dollars in thousands)
Cash payments	$12,682
Escrow deposits paid in prior years	1,345
Deferred cash payments made related to prior year acquisition	(600)
Present value of deferred cash payments (due 2015)	893
Present value of deferred cash payments (due 2016)	2,289
Present value of estimated fair value of contingent earn-out consideration	2,047
Total purchase price consideration	$18,656

The total acquisition consideration was allocated to the net assets acquired as follows:

	Broadcast Assets Acquired	Digital Media Assets Acquired	Publishing Assets Acquired	Net Assets Acquired
		(Dollars in thousands)
Assets
Property and equipment	$2,338	$1,179	$3,929	$7,446
Developed websites	—	539	38	577
Broadcast licenses	5,144	—	—	5,144
Goodwill	38	2,128	189	2,355
Customer lists and contracts	—	2,232	509	2,741
Domain and brand names	—	1,921	843	2,764
Subscriber base and lists	—	2,446	—	2,446
Author relationships	—	—	1,682	1,682
Non-compete agreements	—	79	66	145
Favorable and assigned leases	20	—	—	20
Liabilities
Deferred revenue & royalties assumed	—	(3,779)	(2,885)	(6,664)
	$7,540	$6,745	$4,371	$18,656

Pending Transactions

On December 10, 2014, we entered into an APA to acquire radio station WDYZ-FM in Orlando, Florida for $1.3 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the first quarter of 2015.

On February 20, 2015, we entered into an APA to acquire radio station WDDZ-AM in Pittsburg, Pennsylvania for $1.0 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the second quarter of 2015.

On February 20, 2015, we entered into an APA to acquire radio station WDWD-AM in Atlanta, Georgia for $2.8 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the second quarter of 2015.

Discontinued Operations

Based on operating results that did not meet our expectations, we ceased operating Samaritan Fundraising in December 2011. As of December 31, 2011, all employees of this entity were terminated. As a result of our decision to close operations, there have been no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. The Consolidated Balance Sheets and Statements of Operations for all prior periods presented were updated to reflect the operating results and net assets of this entity as a discontinued operation.

The following table sets forth the components of the loss from discontinued operations:

	For the Year Ended December 31,
	2012	2013
	(Dollars in thousands)
Net revenues	$38	$10
Operating expenses	196	72
Operating loss	$(158)	$(62)
Impairment of assets used in discontinued operations	—	—
Loss from discontinued operations	$(158)	$(62)
Benefit from income taxes	(63)	(25)
Loss from discontinued operations, net of tax	$(95)	$(37)

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

On March 14, 2013, we tendered for $212.6 million in aggregate principal amount of the Terminated 9 5/8% Notes for an aggregate purchase price of $240.3 million, or at a price equal to 110.65% of the face value of the Terminated 9 5/8% Notes in the Tender Offer. We paid $22.7 million for this repurchase resulting in a $26.9 million pre-tax loss on the early retirement of long-term debt, which included approximately $0.8 million of unamortized discount and $2.9 million of bond issue costs associated with the Terminated 9 5/8% Notes. We issued a notice of redemption to redeem any Terminated 9 5/8% Notes that remained outstanding after the expiration date of the Tender Offer. On June 3, 2013, we redeemed the remaining $0.9 million of the outstanding Terminated 9 5/8% Notes to satisfy and discharge Salem’s obligations under the indenture for the Terminated 9 5/8% Notes as of such date.

Equity

During the year ended December 31, 2013, after reviewing our earnings, cash flows, financial requirements, and other factors, our Board of Directors’ declared equity distributions to all stockholders of record of our Class A and Class B common stock as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
November 20, 2013	December 10, 2013	December 27, 2013	$0.0550	$1,376
September 12, 2013	September 26, 2013	October 4, 2013	$0.0525	1,308
May 30, 2013	June 14, 2013	June 28, 2013	$0.0500	1,240
March 18, 2013	March 25, 2013	April 1, 2013	$0.0500	1,234

The actual declaration of future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors.

Acquisitions

On December 10, 2013, we acquired Twitchy.com for $0.9 million paid in cash upon close of the transaction and up to $1.2 million in contingent earn-out consideration payable based on the achievement of future page view targets. Twitchy.com is a website featuring selected quotes and current events centered on US politics, global news, sports, entertainment, media, and breaking news. The contingent earn-out consideration is payable upon achievement of page view milestones over a two year period and had an estimated fair value of $0.6 million as of the closing date. We believe that the followers of Twitchy.com, the established relationships and the assembled workforce provide future economic benefits to us, and we recorded goodwill of $0.4 million representing the excess value of the Twitchy.com business.

On December 9, 2013, we acquired the EverythingInspirational.com domain name along with fourteen Facebook pages and various other Christian-themed social media intangible assets for $0.4 million in cash. We paid $0.1 million in cash upon closing and paid the remaining $0.3 million in cash over three installments during 2014.

On September 23, 2013, we entered into an APA to acquire radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.5 million in cash, of which $0.5 million related to the KRDY-AM tower site land in San Antonio, Texas. On December 20, 2013, we closed on the land purchase for $0.5 million in cash. The radio station acquisitions closed on February 7, 2014.

On September 11, 2013, we acquired the GodUpdates.org domain and Facebook page for $0.3 million in cash, which we paid to the buyer on October 22, 2013.

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

On February 5, 2013, we completed the acquisition of WGTK-FM, Greenville, South Carolina, for $5.4 million. The $5.4 million purchase price consists of $1.0 million in cash due upon close of the transaction, $2.0 million payable in April 2014, and $3.0 million payable in advertising credits to Bob Jones University, a related party of the station’s owner. The advertising credits are payable over ten years resulting in a fair value of $2.4 million. The $0.6 million discount on the advertising credits was recorded as a reduction of the fair value and will be amortized to interest expense over the ten-year term. We began operating the radio station under a LMA with the prior owner on December 3, 2012. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. We paid the entire balance due on the seller financed note, including accrued interest on September 30, 2013.

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

A summary of our business acquisitions and asset purchases for the year ended December 31, 2013, none of which were material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
December 10, 2013	Twitchy.com (business acquisition)	$1,536
December 9, 2013	EverythingInspirational.com (asset purchases)	400
September 23, 2013	Land, San Antonio, Texas (asset purchase)	500
September 11, 2013	GodUpdates.org (asset purchase)	250
August 10, 2013	Christnotes.org (business acquisition)	500
February 15, 2013	WTOH-FM, Columbus, Ohio (business acquisition)	4,000
February 5, 2013	WGTK-FM, Greenville, South Carolina (business acquisition)	5,427
Various	Purchase of various intangible Internet assets (asset purchases)	207
		$12,820

Costs associated with these acquisitions, including consulting and legal fees are expensed as incurred in corporate operating expenses. During the year ended December 31, 2013, we incurred $0.2 million of acquisition-related expenses including $0.1 million in brokerage fees.

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

Purchase Price Consideration	Total Consideration
(Dollars in thousands)
Cash payments	$7,477
Early repayment of principal on seller-financed note due 2014	2,000
Deferred cash payments (due 2014)	300
Net present value of deferred advertising credits	2,427
Fair value of contingent earn-out consideration	616
Total purchase price consideration	$12,820

The total acquisition consideration was allocated to the net assets acquired as follows:

	Broadcast Assets Acquired	Digital Media Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$1,752	$355	$2,107
Broadcast licenses	7,429	—	7,429
Goodwill	37	393	430
Customer lists and contracts	—	359	359
Domain and brand names	―	1,687	1,687
Software	―	99	99
Favorable and assigned lease	709	—	709
	$9,927	$2,893	$12,820

NOTE 4. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions of Twitchy.com and entities of Eagle Publishing included contingent consideration, the fair value of which was estimated on the acquisition date as the present value of the expected future contingent payments which we determined using a probability-weighted discounted cash flow model for probabilities of possible future payments.

The unobservable inputs used in determining the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet the targets and discount rates used in the calculation. Should the actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 8 to our consolidated financial statements included in this annual report on Form 10-K. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contractual amounts, are reflected in our results of operations in the periods they are identified. Any changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

On December 10, 2013, we recorded an estimate of contingent earn-out consideration payable upon achievement of page view milestones over a two-year period related to our acquisition of Twitchy.com. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $1.2 million total contingent earn-out consideration at the present value of $0.6 million as of the closing date. We recorded an increase of $0.3 million in the fair value of the contingent earn-out consideration associated with our December 2013 acquisition of Twitchy.com. The increase reflects actual page views in excess of those estimated at the time of our projections. We will continue to review our estimates quarterly over the remaining one-year earn-out period. As of March 13, 2015, we have paid $0.6 million in cash toward the contingent earn-out consideration and may pay up to an additional $0.7 million over the remaining earn-out period based on the achievement of certain page view milestones established in the purchase agreement. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $0.4 million at December 31, 2014

On January 10, 2014, we recorded an estimate of contingent earn-out consideration payable upon achievement of certain revenue benchmarks over a three-year period related to the acquisition of the Eagle entities. Using a probability-weighted discounted cash flow model, we recorded the estimated fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date. We recorded a net increase of $0.4 million in the fair value of the contingent earn-out consideration associated with Eagle entities. The net increase reflects actual revenues earned by Eagle entities in excess of those estimated at the time of our projections. We will continue to review our estimates quarterly over the remaining earn-out period of two years. As of December 31, 2014, $0.9 million of the actual cash due toward the contingent earn-out consideration earned is recorded in current liabilities. We may pay up to an additional $5.9 million over the remaining earn-out period based on the achievement of certain revenue benchmarks. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $1.7 million at December 31, 2014.

Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

The following table reflects the changes in the present value of our acquisition related contingent earn-out consideration for the twelve months ended December 31, 2014:

	Twelve months ended December 31, 2014
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(dollars in thousands)
Beginning Balance as of January 1, 2014	$329	$287	$616
Acquisitions	692	1,355	2,047
Accretion of acquisition-related contingent consideration	68	120	188
Change in the estimated fair value of contingent earn-out consideration	341	393	734
Reclassification of payments due in next12 month to short-term	445	(445)	—
Payments	(300)	—	(300)
Ending Balance as of December 31, 2014	$1,575	$1,710	$3,285

NOTE 5. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	As of December 31,
	2013	2014
	(Dollars in thousands)
Land	$29,748	$29,424
Buildings	24,695	24,898
Office furnishings and equipment	38,794	39,772
Antennae, towers and transmitting equipment	76,454	78,628
Studio and production equipment	29,819	30,202
Computer software and website development costs	21,653	26,593
Record and tape libraries	65	59
Automobiles	1,139	1,205
Leasehold improvements	17,414	19,634
Construction-in-progress	4,362	4,307
	$244,143	$254,722
Less accumulated depreciation	(145,215)	(155,495)
	$98,928	$99,227

Depreciation expense was approximately $12.6 million, $12.4 million and $12.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, which includes depreciation of $53,000 for each of these years on a radio station tower valued at $0.8 million under a capital lease obligation. Accumulated depreciation associated with the capital lease was $411,000, $344,000 and $291,000 at December 31, 2014, 2013 and 2012, respectively.

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. We evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell. We recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price. In December 2012, after several purchase offers for the land were terminated, we obtained a third party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land.

There were no indications of impairment present during the period ending December 31, 2014 and it is our intent to continue to pursue the sale of this land.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of December 31, 2014	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-Lived Asset Held for Sale	$1,700			$1,700	$—

NOTE 6. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of December 31, 2014
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,910	$(16,558)	$3,352
Domain and brand names	15,465	(9,722)	5,743
Favorable and assigned leases	2,379	(1,795)	584
Subscriber base and lists	4,302	(2,671)	1,631
Author relationships	2,245	(1,379)	866
Non-compete agreements	888	(669)	219
Other amortizable intangible assets	1,336	(1,336)	—
	$46,525	$(34,130)	$12,395

	As of December 31, 2013
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,170	$(13,830)	$3,340
Domain and brand names	12,700	(8,124)	4,576
Favorable and assigned leases	2,358	(1,701)	657
Subscriber base and lists	1,856	(1,856)	—
Author relationships	563	(563)	—
Non-compete agreements	743	(550)	193
Other amortizable intangible assets	1,336	(1,309)	27
	$36,726	$(27,933)	$8,793

Based on the amortizable intangible assets as of December 31, 2014, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2015	$4,858
2016	2,941
2017	1,537
2018	1,318
2019	919
Thereafter	822
Total	$12,395

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the twelve months ended December 31, 2013 and 2014, approximately $0.2 million, respectively, of the discount has been recognized as interest expense including approximately $0.3 million of bank loan fees.

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

We have made prepayments on our Term Loan B, including interest through the date of the as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
December 31, 2014	$4,000	$16
November 28, 2014	4,000	15
September 29, 2014	5,000	18
March 31, 2014	2,250	8
December 30, 2013	750	3
September 30, 2013	4,000	16
June 28, 2013	4,000	14

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At December 31, 2014, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.05%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of December 31, 2014, our leverage ratio was 5.45 to 1 compared to our compliance covenant of 6.50 and our interest coverage ratio was 3.24 compared to our compliance ratio of 2.0. We were in compliance with our debt covenants under the credit facility at December 31, 2014.

Terminated Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of our 9 5/8% Notes Senior Secured Second Lien Notes due 2016 (“Terminated 9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest was due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We were not required to make principal payments on the Terminated 9 5/8% Notes, which were due in full in December 2016. The Terminated 9 5/8% Notes were guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding Terminated 9 5/8% Notes. As of December 31, 2012, accrued interest on the Terminated 9 5/8% Notes was $0.9 million. The discount was being amortized to interest expense over the term of the Terminated 9 5/8% Notes based on the effective interest method. For the twelve months ended December 31, 2013, $37,000 of the discount, respectively, was recognized as interest expense.

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

Information regarding repurchases and redemptions of the Terminated 9 5/8% Notes is as follows:

Date	Principal Redeemed /Repurchased	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 3, 2013	$903	$27	$3	$-
March 14, 2013	212,597	22,650	837	2,867
December 12, 2012	4,000	120	17	57
June 1, 2012	17,500	525	80	287
December 12, 2011	12,500	375	62	337
September 6, 2011	5,000	144	26	135
June 1, 2011	17,500	525	93	472
December 1, 2010	12,500	375	70	334
June 1, 2010	17,500	525	105	417

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2013	As of December 31, 2014
	(Dollars in thousands)
Term Loan B	$289,939	$274,933
Revolver	—	1,784
Capital leases and other loans	854	788
	290,793	277,505
Less current portion	(3,121)	(1,898)
	$287,672	$275,607

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2014:

•	Outstanding borrowings of $276.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $1.8 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2013 and 2014 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2014 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended December 31,	(Dollars in thousands)
2015	$1,898
2016	3,106
2017	3,114
2018	3,105
2019	3,103
Thereafter	263,179
$277,505

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

	December 31, 2014
	Total Fair Value and	Fair Value Measurement Category
	Carrying Value on
	Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$33	$33	$—	$—
Trade accounts receivable, net	34,781	34,781	—	—
Fair value of interest rate swap	475	—	475	—
Liabilities:
Accounts payable	2,964	2,964	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration (see Note 4)	12,704	11,129	—	1,575
Accrued interest	48	48	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration (see Note 4)	4,123	2,413	—	1,710
Long-term debt	277,505	277,505	—	—

NOTE 9. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2010 through 2013.

The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following:

	December 31,
	2012	2013	2014
	(Dollars in thousands)
Current:
Federal	$8	$—	$—
State	198	193	269
	206	193	269
Deferred:
Federal	3,649	(1,075)	3,932
State	(3,702)	(3,310)	564
	(53)	(4,385)	4,496
Provision for (benefit from) income taxes	$153	$(4,192)	$4,765

Discontinued operations are reported net of the tax benefit of $(0.02) million in 2013.

The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2013	2014
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$6,786	$8,045
Net operating loss, AMT credit and other carryforwards	71,246	72,618
State taxes	90	108
Other	3,322	3,821
Total deferred tax assets	81,444	84,592
Valuation allowance for deferred tax assets	(2,868)	(2,952)
Net deferred tax assets	$78,576	$81,640
Deferred tax liabilities:
Excess of net book value of property and equipment and software for financial reporting purposes over tax basis	$3,840	$3,000
Excess of net book value of intangible assets for financial reporting purposes over tax basis	109,133	118,773
Interest rate swap	1,251	187
Unrecognized tax benefits	933	110
Other	—	526
Total deferred tax liabilities	115,157	122,596
Net deferred tax liabilities	$(36,581)	$(40,956)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2013	2014
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$6,876	$8,153
Deferred income tax liability per balance sheet	(43,457)	(49,109)
	$(36,581)	$(40,956)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$1,637	$(2,411)	$3,584
Effect of state taxes, net of federal	(2,278)	(2,025)	542
Permanent items	788	270	613
Other, net	6	(26)	26
Provision for income taxes	$153	$(4,192)	$4,765

At December 31, 2014, we had net operating loss carryforwards for federal income tax purposes of approximately $159.0 million that expire in 2021 through 2034 and for state income tax purposes of approximately $972.8 million that expire in years 2019 through 2034. For financial reporting purposes at December 31, 2014, we had a valuation allowance of $3.0 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards that may not be realized.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The company enters into various agreements in the normal course of business that contain minimum guarantees. These minimum guarantees are often tied to future events, such as future revenue earned in excess of the contractual level. Accordingly, the fair value of these arrangements is zero.

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

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $15.7 million, $16.9 million and $17.9 million in 2012, 2013 and 2014, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014, are as follows:

	Related Parties	Other	Total
	(Dollars in thousands)
2015	$1,462	$9,577	$11,039
2016	1,386	8,315	9,701
2017	1,064	7,480	8,544
2018	445	6,663	7,108
2019	202	5,773	5,975
Thereafter	3,844	34,642	38,486
	$8,403	$72,450	$80,853

NOTE 11. STOCK INCENTIVE PLAN

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

During the year ending December 31, 2012, the Board of Directors accelerated the vesting period for two outstanding stock awards issued to two employees. This accelerated vesting resulted in additional compensation expense of $0.1 million recognized in the fourth quarter of 2012. During the year ending December 31, 2014, the Board of Directors accelerated the vesting period for three outstanding stock awards issued to an employee. This accelerated vesting resulted in additional compensation expense of $30,000 recognized in the fourth quarter of 2014. The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$933	$766	$1,025
Restricted stock shares compensation expense included in corporate expenses	—	481	—
Stock option compensation expense included in broadcast operating expenses	305	302	325
Stock option compensation expense included in Internet operating expenses	111	253	165
Stock option compensation expense included in publishing operating expenses	19	47	61
Total stock-based compensation expense, pre-tax	$1,368	$1,849	$1,576
Tax benefit (expense) from stock-based compensation expense	(579)	(740)	(630)
Total stock-based compensation expense, net of tax	$789	$1,109	$946

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Expected volatility	102.37%	100.78%	74.98%
Expected dividends	5.07%	2.05%	2.70%
Expected term (in years)	8.2	6.6	7.8
Risk-free interest rate	1.66%	1.06%	2.27%

Stock option information with respect to the company’s stock-based equity plans during the three years ended December 31, 2014 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,640,392	$5.01	$4.07	5.2 years	$584
Granted	626,000	2.74	1.51		1,704
Exercised	(261,205)	1.57	1.28		910
Forfeited or expired	(78,088)	14.06	8.03		10,824
Outstanding at December 31, 2012	1,927,099	$4.37	$3.45	5.4 years	$3,899
Exercisable at December 31, 2012	707,024	6.58	5.41	2.9 years	1,004
Expected to Vest	1,158,461	$3.09	$2.32	6.8 years	$2,749

Outstanding at January 1, 2013	1,927,099	$4.37	$3.45	5.4 years	$3,899
Granted	735,750	6.93	4.90		1,303
Exercised	(410,983)	3.46	2.47		1,883
Forfeited or expired	(89,799)	12.30	7.43		72
Outstanding at December 31, 2013	2,162,067	$5.09	$3.57	5.5 years	$8,491
Exercisable at December 31, 2013	514,751	6.29	4.52	2.7 years	1,919
Expected to Vest	1,564,128	$4.71	$3.28	6.4 years	$6,240

Outstanding at January 1, 2014	2,162,067	$5.09	$3.57	5.5 years	$8,491
Granted	25,000	8.40	4.73		—
Exercised	(278,837)	4.38	3.43		1,260
Forfeited or expired	(92,026)	12.25	7.89		43
Outstanding at December 31, 2014	1,816,204	$4.88	$3.39	4.8 years	$5,718
Exercisable at December 31, 2014	663,417	5.32	3.90	3.0 years	2,015
Expected to Vest	1,094,574	$4.62	$3.10	5.9 years	$3,515

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2014 of $7.82 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2012, 2013 and 2014 was $1.2 million, $0.8 million and $1.9 million, respectively.

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

The fair values of shares of restricted stock awards are determined based on the closing price of the company common stock on the grant dates. There were no restricted stock awards outstanding during the year ending December 31, 2012. Information regarding the company’s restricted stock during the year ended December 31, 2013 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2013	—	$—
Granted	79,810	6.02
Lapsed	(79,810)	6.02
Forfeited	—	—
Non-Vested at December 31, 2013	—	$—

As of December 31, 2014, there was $1.0 million of total unrecognized compensation cost related to non-vested awards of stock options. This cost is expected to be recognized over a weighted-average period of 1.48 years.

Additional information regarding options outstanding as of December 31, 2014, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price
$ 0.36 - $ 3.00	887,704	5.0	$1.62	259,204	$2.17
$ 3.01 - $ 6.00	156,625	2.9	4.20	145,775	5.17
$ 6.01 - $ 9.00	697,125	5.5	4.90	183,688	6.93
$ 9.01 - $ 12.00	45,450	0.7	8.63	45,450	11.80
$ 12.01 - $ 15.00	29,300	0.4	8.75	29,300	13.88
$ 0.36 - $ 15.00	1,816,204	4.8	$3.39	663,417	$5.32

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

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2012, 2013 and 2014 amounted to $165,000, $170,000 and $175,000, respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board. Rental expense under these leases included in operating expense for 2012, 2013 and 2014 amounted to $1.2 million, $1.2 million and $1.3 million, respectively.

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

The proceeds of the Subordinated Debt due to Related Parties may have been used to repurchase a portion of Salem’s then outstanding Terminated 9 5/8% Notes.  Outstanding amounts under each subordinated line of credit bore interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum.  Interest was payable at the time of any repayment of principal.  In addition, outstanding amounts under each terminated subordinated line of credit were required to be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which was to be repaid within six (6) months from the time that such amounts were borrowed. The terminated subordinated lines of credit did not contain any covenants. At December 31, 2011 and 2012, $9.0 million and $15.0 million, respectively, was outstanding under the Terminated Subordinated Debt due to Related Parties. On March 14, 2013, we repaid these lines of credit upon entry into our current senior secured credit facility. On April 3, 2013, we provided written notice to Messrs. Atsinger, Epperson and Hinz electing to terminate the Terminated Subordinated Debt due to Related Parties and related agreements effective as of May 3, 2013. There are no outstanding balances on the Terminated Subordinated Debt due Related Parties as of the repayment date.

Because the transactions with Messrs. Atsinger, Epperson and Hinz described above constitute related party transactions, the Nominating and Corporate Governance committee (the “Committee”) of Salem’s board of directors approved the entry by Salem into the subordinated lines of credit and any definitive credit agreements associated therewith.  As part of its consideration, the Committee concluded that the terms of the subordinated lines of credit were more favorable to Salem as compared to terms of lines of credit available from unaffiliated third parties. Additionally, in August 2012, the company obtained a fairness opinion from Bond & Pecaro confirming this conclusion.

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

Truth For Life—Mr. Hinz and, Mr. Riddle and Mrs. Weinberg

Truth For Life is a non-profit organization that is a customer of Salem Media Group, Inc. During 2012, 2013 and 2014, the company billed Truth For Life approximately $2.1 million, $2.1 million and $2.2 million, respectively, for airtime on its stations. Mr. Hinz, a director of the company was an active member of the board of directors of Truth for Life during 2009 and through September 2010. Mr. Riddle, a director of the company, joined the Truth for Life board in October 2010 and remains a member of this board. Mrs. Allyson Weinberg is the wife of the company’s former director Dennis M. Weinberg, who did not stand for re-election to the board at the 2013 Annual Meeting of Stockholders. Mrs. Weinberg joined the board of Truth for Life in April 2011 and remains a member of this board.

Know the Truth - Mr. Riddle

Know the Truth is a non-profit organization that is a customer of Salem Media Group, Inc. During 2012, 2013 and 2014, the company billed Know the Truth approximately $0.4 million, $0.4 million and $0.5 million, respectively, for airtime on its stations. Mr. Riddle, a director of the company, joined the Know the Truth board in 2010 and remains a member of this board.

Split-Dollar Life Insurance

The company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. During 2011, the then existing policies were cancelled and new policies were entered. The company is the owner of the policies and is entitled to recover all of the premiums paid on these policies. The company records an asset based on the lower of the aggregate premiums paid or insurance cash surrender value. The premiums were $193,000, $386,000 and $386,000, for each of the years ended December 31, 2012, 2013 and 2014, respectively. As of December 31, 2012, 2013, and 2014 we recorded net assets of $1.3 million, $1.6 million and $1.9 million, respectively. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the company rents aircraft from a company that is owned by Edward G. Atsinger III, Chief Executive Officer and director of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis at what the company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2012, 2013 and 2014 amounted to approximately $386,000, $239,000 and $274,000, respectively.

NOTE 13. DEFINED CONTRIBUTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The plan previously allowed for a company match of 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period. The company match was temporarily suspended in July 2008 as part of an extensive cost-reduction program. The company match was reinstated effective January 1, 2012 under new terms that allow for a company match of 50% on the first 5% of the amounts contributed by each participant. During the years ending December 31, 2012, 2013 and 2014, we contributed and expensed $1.3 million, $1.4 million and $1.7 million, respectively, in the 401(k) Plan.

NOTE 14. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 Compensation-Stock Compensation. As a result, $1.4 million, $1.8 million and $1.6 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the year ended December 31, 2012, 2013, and 2014, respectively.

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this annual report on Form 10-K.

The following table shows distributions that have been declared and paid since January 1, 2012:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 2, 2014	December 29, 2014	$0.0650	$1,646
September 2, 2014	September 30, 2014	$0.0625	1,579
May 27, 2014	June 30, 2014	$0.0600	1,514
March 6, 2014	March 31, 2014	$0.0575	1,444
November 20, 2013	December 27, 2013	$0.0550	1,376
September 12, 2013	October 4, 2013	$0.0525	1,308
May 30, 2013	June 28, 2013	$0.0500	1,240
March 18, 2013	April 1, 2013	$0.0500	1,234
November 29, 2012	December 28, 2012	$0.0350	854
August 30, 2012	September 28, 2012	$0.0350	854
May 31, 2012	June 21, 2012	$0.0350	854
March 7, 2012	March 30, 2012	$0.0350	850

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected financial results of the company on a quarterly basis.

	March 31		June 30		September 30		December 31
	2013	2014	2013	2014	2013	2014	2013	2014
	(Dollars in thousands, except per share data)
Total revenue	$55,628	$62,344	$60,136	$68,637	$58,476	$69,608	$62,694	$65,947
Operating income	6,582	5,331	9,287	7,491	8,974	8,847	9,690	6,947
Net income (loss) before discontinued operations	(18,582)	431	5,205	1,263	5,334	3,743	5,344	38
Net income (loss)	$(18,593)	$431	$5,201	$1,263	$5,323	$3,743	$5,333	$38
Basic earnings (loss) per share	$(0.75)	$0.02	$0.20	$0.05	$0.21	$0.14	$0.21	$—
Basic earnings (loss) per share from continuing operations	$(0.75)	$0.02	$0.20	$0.05	$0.21	$0.14	$0.21	$—
Diluted earnings (loss) per share	$(0.75)	$0.02	$0.20	$0.05	$0.21	$0.14	$0.21	$—
Diluted earnings (loss) per share from continuing operations	$(0.75)	$0.02	$0.20	$0.05	$0.21	$0.14	$0.21	$—
Weighted average shares outstanding – basic	24,632,431	25,064,982	24,737,131	25,172,696	25,126,858	25,536,397	25,255,881	25,573,162
Weighted average shares outstanding – diluted	24,632,431	25,881,811	25,624,350	25,950,600	25,921,391	26,265,957	26,051,098	26,226,332

NOTE 16. SEGMENT DATA

FASB ASC Topic 280 “Segment Reporting” requires companies to provide certain information about their operating segments. We have two reportable segments, radio broadcasting and digital media. Digital media (formerly “Internet and e-commerce”) became a reportable segment as of the first quarter of 2011 upon the realization of organic and acquisition related revenue growth. Our acquisition of Eagle Publishing on January 10, 2014, which included Regnery Publishing, Eagle Financial Publications, Eagle Wellness, Human Events and Red State, resulted in operational changes in our business and a realignment of our operating segments. We now have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing.

We changed the composition of our operating segments to reflect management’s view of the operating results for each segment. Under our new composition, digital revenue generated by our broadcast stations is now reported under broadcast operating revenue as the station sales team and general manager are responsible for this digital revenue under their bonus and commission structure. Digital revenue from our broadcast stations was previously reported as Internet and e-Commerce revenue. E-Book revenue is now reported under Publishing revenue as sales goals and bonuses for Eagle Regnery Publishing are inclusive of sales of E-Books. The sale of e-Books was previously reported as Internet & e-commerce revenue. Additionally, we have allocated specific corporate departments, such as engineering, broadcast operations, digital and publishing within their respective operating segments. Corporate expenses as revised include unallocated expenses, such as accounting and finance, human resources, and other shared functions.

Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. Our operating segments do not all meet the quantitative thresholds to qualify as reportable segments; however, we have elected to disclose the results of these non-reportable operating segments as we believe this information is useful to readers of our financial statements. We continue to review our operating segment classifications to align with operational changes in our business and may make future changes as necessary.

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury; nor do they include costs such as amortization, depreciation, taxes or interest expense. Changes to our operating segments did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented have been updated to reflect the new composition of our operating segments.

Segment performance, as we define it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. The table below presents financial information for each operating segment as of December 31, 2014, 2013 and 2012 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2014
Net revenue	$192,923	$46,862	$26,751	$—	$266,536
Operating expenses	138,564	36,232	26,143	17,092	218,031
Net operating income (loss) before depreciation, amortization, impairment, change in estimated fair value of contingent earn-out consideration (gain) loss on the sale or disposal of assets	$54,359	$10,630	$608	$(17,092)	$48,505
Depreciation	7,923	3,052	529	1,125	12,629
Amortization	98	4,885	1,212	1	6,196
Impairment of indefinite-lived long-term assets other than goodwill	—	—	34	—	34
Impairment of goodwill	—	—	45	—	45
Change in estimated fair value of contingent earn-out consideration	—	325	409	—	734
(Gain) loss on the sale or disposal of assets	231	25	(5)	—	251
Net operating income (loss) from continuing operations	$46,107	$2,343	$(1,616)	$(18,218)	$28,616
Year Ended December 31, 2013
Net revenue	$188,544	$35,156	$13,234	$—	$236,934
Operating expenses	129,857	25,741	14,280	16,081	185,959
Net operating income (loss) before depreciation, amortization, impairments and (gain) loss on the sale or disposal of assets	$58,687	$9,415	$(1,046)	$(16,081)	$50,975
Depreciation	7,934	2,904	444	1,166	12,448
Amortization	154	2,654	6	—	2,814
Impairment of indefinite-lived long-term assets other than goodwill	—	—	1,006	—	1,006
Impairment of goodwill	—	—	438	—	438
(Gain) loss on the sale or disposal of assets	(274)	—	—	10	(264)
Net operating income (loss) from continuing operations	$50,873	$3,857	$(2,940)	$(17,257)	$34,533

Year Ended December 31, 2012
Net revenue	$187,640	$28,166	$13,373	$—	$229,179
Operating expenses	126,514	22,848	13,339	14,396	177,097
Net operating income (loss) before depreciation, amortization, impairment and (gain) loss on the sale or disposal of assets	$61,126	$5,318	$34	$(14,396)	$52,082
Depreciation	8,274	2,438	423	1,208	12,343
Amortization	105	2,189	8	2	2,304
Impairment of indefinite-lived long-term assets other than goodwill	—	—	88	—	88
Impairment of long-lived assets	6,808	—	—	—	6,808
(Gain) loss on the sale or disposal of assets	84	(76)	—	41	49
Net operating income (loss) from continuing operations	$45,855	$767	$(485)	$(15,647)	$30,490

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2014
Inventories, net	$—	$222	$350	$—	$572
Property and equipment, net	81,948	7,111	1,941	8,227	99,227
Broadcast licenses	385,726	—	—	—	385,726
Goodwill	3,955	19,677	1,044	8	24,684
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	583	9,884	1,926	2	12,395
As of December 31, 2013
Property and equipment, net	$82,457	$6,402	$1,596	$8,473	$98,928
Broadcast licenses	381,836	—	—	—	381,836
Goodwill	3,917	17,550	899	8	22,374
Other indefinite-lived intangible assets	—	—	868	—	868
Amortizable intangible assets, net	661	8,119	11	2	8,793

The table below presents financial information for each operating segment as of December 31, 2014, 2013 and 2012 with a comparison of the results under the prior composition of our operating segments as compared to the new composition:

	Year Ending December 31,
	2012		2013		2014
	As Reported Original	As Updated New	As Reported Original	As Updated New	As updated Original	As Reported New
	(Dollars in Thousands)
Revenues by Segment:
Net Broadcast Revenue	$183,180	$187,640	$183,697	$188,544	$187,815	$192,923
Net Digital Media Revenue	33,474	28,166	40,906	35,156	55,519	46,862
Net Publishing Revenue	12,525	13,373	12,331	13,234	23,202	26,751
Total Net Revenue	$229,179	$229,179	$236,934	$236,934	$266,536	$266,536
Operating expenses by segment:
Broadcast Operating Expenses	$120,772	$126,514	$122,862	$129,857	$130,875	$138,564
Digital Media Operating Expenses	25,145	22,848	28,378	25,741	41,067	36,232
Publishing Operating Expenses	12,288	13,339	13,289	14,280	23,052	26,143
Unallocated Corporate Expenses	18,892	14,396	21,430	16,081	23,037	17,092
	$177,097	$177,097	$185,959	$185,959	$218,031	$218,031
Net operating income (loss) before depreciation, amortization, impairments and (gain) loss on the sale or disposal of assets	$52,082	$52,082	$50,975	$50,975	$48,505	$48,505

NOTE 17. SUBSEQUENT EVENTS

On February 20, 2015, we entered into an APA to acquire radio station WDDZ-AM in Pittsburg, Pennsylvania for $1.0 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the second quarter of 2015.

On February 20, 2015, we entered into an APA to acquire radio station WDWD-AM in Atlanta, Georgia for $2.8 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the second quarter of 2015.

On March 5, 2015, we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The quarterly distribution will be paid on March 31, 2015 to all Class A and Class B common stockholders of record as of March 17, 2015.

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded accurately, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission using the 2013 framework. Management has excluded Eagle Publishing from its assessment of internal control over financial reporting as of December 31, 2014, because it was acquired by the Company in January 2014. Eagle Publishing is a wholly owned subsidiary whose total assets and net income represent approximately 2% and (32)%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

(c) Attestation Report of Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Singer Lewak LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Salem Media Group, Inc.

We have audited Salem Media Group, Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Eagle Publishing from its assessment of internal control over financial reporting as of December 31, 2014, because it was acquired by the Company in a business combination in January 2014. We have also excluded Eagle Publishing from our audit of internal control over financial reporting.  Eagle Publishing is a wholly owned subsidiary whose total assets and net income represent approximately 2% and (32)%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ SingerLewak LLP

Los Angeles, California

March 13, 2015

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

2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2012, 2013 and 2014 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2012 Allowance for Doubtful Accounts	9,300	2,554	(2,928)	8,926
Year Ended December 31, 2013 Allowance for Doubtful Accounts	8,926	3,456	(1,573)	10,809
Year Ended December 31, 2014 Allowance for Doubtful Accounts and Sales Returns	10,809	3,026	(1,108)	12,727

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Company.	8-K	333-41733-29	04/14/99	3.1
3.02	Certificate of Amendment of Certificate of Incorporation of the Company	8-K	000-26497	02/23/15	3.1
3.03	Second Amended and Restated Bylaws of the Company	8-K	000-26497	02/23/15	3.3
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
4.02	Indenture, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.	8-K	000-26497	12/03/09	4.1
4.03	Form of 9.625% Senior Secured Second Lien Notes due 2016 (filed as part of Exhibit 4.21).	8-K	000-26497	12/03/09	4.2
4.04	Second Lien Security Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.	8-K	000-26497	12/03/09	4.3
4.05	Registration Rights Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent and Banc of America Securities LLC, as Representative of the Initial Purchasers.	8-K	000-26497	12/03/09	4.4
4.06	Third Supplemental Indenture, dated as of November 30, 2009, among Salem Communications Holding Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	000-26497	12/03/09	4.5
10.01	Employment Agreement, dated July 1, 2013 between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	03/11/13	99.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.02	Employment Agreement, dated July 1, 2013 between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/09/13	10.02.07
10.03	Employment Agreement dated January 1, 2014 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	12/17/13	99.5
10.04	Employment Agreement dated January 1, 2014 between Salem Communications Holding Corporation and David Santrella.	8-K	000-26497	12/17/13	99.3
10.05	Employment Agreement dated January 1, 2014 between Salem Communications Holding Corporation and Francis W. Wright.	8-K	000-26497	12/17/13	99.2
10.06	Employment Agreement, effective as of September 15, 2014, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/19/14	99.1
10.07.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.07.02	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.07.03	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07.04	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09
10.07.05	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.07.06	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.07.07	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Atsinger Family Trust/Epperson Family Limited Partnership expiring 2009.	10-K	000-26497	03/30/00	10.05.13
10.07.08	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.07.09	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07.10	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.07.11	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.07.12	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.07.12.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01
10.07.12.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02
10.07.13	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.07.14	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07.15	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K	000-26497	03/31/99	10.05.23
10.07.16	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.07.17	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25
10.07.18	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20
10.07.19	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21
10.07.20	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.22
10.07.21	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07.22	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24
10.07.23	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25
10.07.24	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26
10.07.25	Lease Agreement, dated April 8, 2008, between Pennsylvania Media Associates, Inc. (WFIL-AM and WNTP-AM/Philadelphia, PA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.27
10.08.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.02
10.08.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.03

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.08.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.04
10.08.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.05
10.09.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through June 3, 2009).	8-K	000-26497	06/09/09	10.08.04.01
10.09.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.09.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.10	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11
10.11	Intercreditor Agreement dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto, Bank of America, N.A., as first lien agent and control agent and the Collateral Agent.	8-K	000-26497	12/03/09	10.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.12.01	Credit Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, as the borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender, L/C Issuer and a Lender, the other Lenders party thereto, Banc of America Securities LLC, as Joint Lead Arranger and Sole Book Manager, Barclays Capital and ING Capital LLC, as Joint Lead Arrangers, Barclays Capital, as Syndication Agent, and ING Capital LLC, as Documentation Agent.	8-K	000-26497	12/03/09	10.2
10.12.02	Amendment No. 1 and Waiver to Credit Agreement dated as of November 1, 2010, among Salem Communications Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender party thereto.	8-K	000-26497	11/14/10	99.2
10.12.03	Second Amendment to the Credit Agreement dated as of November 15, 2011 by and between Salem Communications Corporation and Wells Fargo Bank, N.A.	8-K	000-26497	11/21/11	10.1
10.13	First Lien Security Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	12/03/09	10.3

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.14	Increase Joinder dated as of November 1, 2010 among Salem Communications Corporation, Wells Fargo Bank, National Association, the Guarantors party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	11/4/10	99.1
10.15	Affiliate Line of Credit, dated as of November 17, 2011 between Salem Communications Corporation and Edward G. Atsinger III.	10-K	000-26497	03/9/12	10.16
10.16	Affiliate Line of Credit, dated as of November 17, 2011 between Salem Communications Corporation and Stuart W. Epperson.	10-K	000-26497	03/9/12	10.16
10.17.01	Affiliate Line of Credit dated as of May 1, 2012 between Salem Communications Corporation and Roland S. Hinz.	10-Q	000-26497	08/09/12	10.19
10.17.02	Amended and Restated Affiliate Line of Credit, dated as of September 12, 2012 between Salem Communications Corporation and Roland S. Hinz.	8-K	000-26497	09/17/12	99.1
10.18.01	Business Loan Agreement dated as of May 21, 2012 between Salem Communications Corp. and First California Bank.	10-Q	000-26497	08/09/12	10.20.01
10.18.02	Promissory Note dated May 21, 2012 between Salem Communications Corporation and First California Bank.	10-Q	000-26497	08/09/12	10.20.02
10.18.03	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, First California Bank and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.03

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.18.04	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Edward G. Atsinger III and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.04
10.18.05	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Stuart W. Epperson and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.05
10.18.06	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Roland Hinz and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.06
10.18.07	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Atsinger Family Trust and First California Bank.	10-Q	000-26497	08/09/12	10.20.07
10.18.08	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Edward G. Atsinger III and First California Bank.	10-Q	000-26497	08/09/12	10.20.08
10.18.09	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, The Stuart W. Epperson Revocable Living Trust under agreement dated January 14, 1993, as amended and First California Bank.	10-Q	000-26497	08/09/12	10.20.09
10.18.10	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Stuart W. Epperson and First California Bank.	10-Q	000-26497	08/09/12	10.20.10

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.19.01	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	8-K	000-26497	03/14/13	10.1
10.19.02	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.2
10.20	Separation and General Release Agreement with Frank Wright	-	-	-	-	X
21	Subsidiaries of Salem Communications Corporation.	-	-	-	-	X
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.2	Consent of Bond & Pecaro, Inc., dated January 8, 2015.	-	-	-	-	X
23.4	Consent of Noble Financial Capital Markets Capital Markets dated March 4, 2015.	-	-	-	-	X

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Annual Report on Form 10K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 13, 2015
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer
March 13, 2015
By: /s/ EVAN D. MASYR

Evan D. Masyr
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	Chief Executive Officer
	(Principal Executive Officer)	March 13, 2015
Edward G. Atsinger III

/s/ EVAN D. MASYR	Executive Vice President and Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 13, 2015
Evan D. Masyr

/s/ STUART W. EPPERSON	Chairman
March 13, 2015
Stuart W. Epperson

/s/ DAVID DAVENPORT	Director
March 13, 2015
David Davenport

/s/ ROLAND S. HINZ	Director
March 13, 2015
Roland S. Hinz

/s/ JONATHAN VENVERLOH	Director
March 13, 2015
Jonathan Venverloh

/s/ RICHARD A. RIDDLE	Director
March 13, 2015
Richard A. Riddle

/s/ JAMES KEET LEWIS	Director
March 13, 2015
James Keet Lewis

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
10.20	Separation and General Release Agreement with Frank Wright
21	Subsidiaries of Salem Media Group Incorporated.
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
23.3	Consent of Bond & Pecaro, Inc.
23.4	Consent of Noble Financial Capital Markets
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.
101	The following financial information from the Annual Report on Form 10K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.

