Form 10-Q
period 2015-03-31
SALEM MEDIA GROUP, INC. /DE/
filed 2015-05-08
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 1, 2015
Common Stock, $0.01 par value per share	19,865,605 shares

Class B	Outstanding at May 1, 2015
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM MEDIA GROUP, INC.
INDEX

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

2

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2014	March 31, 2015
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33	$182
Trade accounts receivable (net of allowances of $12,727 in 2014 and $11,919 in 2015)	34,781	33,520
Other receivables	3,546	3,456
Inventories (net of reserves of $1,227 in 2014 and $1,408 in 2015)	572	641
Prepaid expenses	5,580	6,031
Deferred income taxes	8,153	8,153
Assets held for sale	1,700	1,700
Total current assets	54,365	53,683
Notes receivable (net of allowances of $539 in 2014 and $499 in 2015)	228	200
Fair value of interest rate swap	475	—
Property and equipment (net of accumulated depreciation of $155,495 in 2014 and $157,364 in 2015)	99,227	99,378
Broadcast licenses	385,726	386,302
Goodwill	24,684	24,690
Other indefinite-lived intangible assets	833	833
Amortizable intangible assets (net of accumulated amortization of $34,130 in 2014 and $35,459 in 2015)	12,395	11,780
Deferred financing costs	3,166	2,982
Other assets	2,060	2,505
Total assets	$583,159	$582,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,964	$5,801
Accrued expenses	12,704	15,104
Accrued compensation and related expenses	8,777	8,337
Accrued interest	48	43
Deferred revenue	13,205	13,069
Income tax payable	154	207
Current portion of long-term debt and capital lease obligations	1,898	593
Total current liabilities	39,750	43,154
Long-term debt and capital lease obligations, less current portion	275,607	273,642
Fair value of interest rate swap	—	945
Deferred income taxes	49,109	49,144
Deferred revenue	10,576	11,201
Other liabilities	4,123	1,059
Total liabilities	379,165	379,145
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,082,140 and 22,155,255 issued and 19,764,490 and 19,837,605 outstanding at December 31, 2014 and March 31, 2015, respectively	221	222
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2014 and March 31, 2015, respectively	56	56
Additional paid-in capital	240,493	241,058
Accumulated deficit	(2,770)	(4,122)
Treasury stock, at cost (2,317,650 shares at December 31, 2014 and March 31, 2015)	(34,006)	(34,006)
Total stockholders’ equity	203,994	203,208
Total liabilities and stockholders’ equity	$583,159	$582,353

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2015
Net broadcast revenue	$46,769	$46,539
Net digital media revenue	11,312	10,791
Net publishing revenue	4,263	4,526
Total net revenue	62,344	61,856
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $359 and $361 for the three months ended March 31, 2014 and 2015, respectively, paid to related parties)	33,346	33,917
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,850	9,000
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,006	4,497
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $164 and $33 for the three months ended March 31, 2014 and 2015, respectively, paid to related parties)	5,064	3,991
Depreciation	3,129	3,172
Amortization	1,608	1,329
Change in the estimated fair value of contingent earn-out consideration	127	118
(Gain) loss on the sale or disposal of assets	(117)	129
Total operating expenses	57,013	56,153
Operating income	5,331	5,703
Other income (expense):
Interest income	15	1
Interest expense	(3,779)	(3,804)
Change in the fair value of interest rate swap	(1,096)	(1,420)
Loss on early retirement of long-term debt	(8)	(41)
Net miscellaneous income and expenses	66	7
Income from operations before income taxes	529	446
Provision for income taxes	98	151
Net income	$431	$295

Basic earnings per share data:
Basic earnings per share	$0.02	$0.01
Diluted earnings per share data:
Diluted earnings per share	$0.02	$0.01
Distributions per share	$0.06	$0.06
Basic weighted average shares outstanding	25,064,982	25,346,499
Diluted weighted average shares outstanding	25,881,811	25,921,118

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
OPERATING ACTIVITIES
Net income from operations	$431	$295
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Non-cash stock-based compensation	603	331
Tax benefit related to stock options exercised	69	60
Depreciation and amortization	4,737	4,501
Amortization of bank loan fees	172	158
Accretion of discount on Term Loan B	46	46
Accretion of acquisition-related deferred payments and contingent consideration	214	91
Provision for bad debts	686	385
Deferred income taxes	(28)	35
Change in the fair value of interest rate swap	1,096	1,420
Change in the estimated fair value of contingent earn-out consideration	127	118
Loss on early retirement of long-term debt	8	41
(Gain) loss on the sale or disposal of assets	(117)	129
Changes in operating assets and liabilities:
Accounts receivable	5,084	5,870
Prepaid expenses and other current assets	231	(520)
Accounts payable and accrued expenses	680	(1,770)
Deferred revenue	(3,364)	(4,432)
Other liabilities	(424)	327
Income taxes payable	49	53
Net cash provided by operating activities	10,300	7,138
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(2,935)	(2,040)
Capital expenditures reimbursable under tenant improvement allowances and non-cash transactions from trade agreements	(75)	(767)
Escrow deposits related to acquisitions	—	(188)
Purchases of broadcast assets and radio stations	(1,784)	(1,235)
Purchases of digital media businesses and assets	(2,899)	(122)
Purchases of publishing businesses and assets	(1,274)	—
Proceeds from the sale of assets	2	—
Other	129	(245)
Net cash used in investing activities	(8,836)	(4,597)
FINANCING ACTIVITIES
Payments under Term Loan B	(2,250)	(2,000)
Proceeds from borrowings under Revolver	8,610	8,414
Payments under Revolver	(6,291)	(9,715)
Payments of costs related to bank credit facility	(4)	—
Payments of acquisition related contingent earn-out consideration	—	(300)
Proceeds from the exercise of stock options	467	175
Payments on capital lease obligations	(32)	(30)
Payment of cash distributions on common stock	(1,444)	(1,647)
Book overdraft	(307)	2,711
Net cash used in financing activities	(1,251)	(2,392)
Net increase in cash and cash equivalents	213	149
Cash and cash equivalents at the beginning of year	65	33
Cash and cash equivalents at end of period	278	182

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$3,350	$3,512
Cash paid for income taxes	$8	$4
Other supplemental disclosures of cash flow information:
Trade revenue	$1,686	$1,683
Trade expense	$1,387	$1,591
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$75	$756
Non-cash capital expenditures for property & equipment acquired under trade agreements	$—	$11
Estimated present value of contingent earn-out consideration	$2,047	$158
Deferred payments due 2014 under asset purchase agreement	$200	$—
Present value of deferred cash payments (due 2015)	$2,392	$—
Present value of deferred cash payments (due 2016)	$2,289	$—

See accompanying notes

SALEM MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of Salem Media Group, Inc. (“Salem” “we,” “us,” “our” or the “company”) includes the company and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Information with respect to the three months ended March 31, 2015 and 2014 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2014. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2014 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic multi-media company with integrated operations including radio broadcasting, digital media, and publishing. Effective as of February 19, 2015, we changed our name from Salem Communications Corporation to Salem Media Group, Inc. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com.

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

Web based and digital content has been a significant growth area for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web-based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications, that provide market analysis and investment advice for individual subscribers from financial commentators. Church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States.

E-commerce sites include Salem Consumer Products (”SCP”), an e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, and Eagle Wellness, an online site offering complimentary health advice and sales of nutritional products.

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

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which requires VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with variations in factors other than the amount of investment in the entity.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of March 31, 2015, we did not consolidate any entities with which we entered into LMAs or TBAs under the guidance in FASB ASC Topic 810.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the change in composition of our operating segments based on our acquisition of Eagle Publishing during 2014 to conform to how our chief operating decision makers, who we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. Refer to Note 17 – Segment Data in the notes to our consolidated financial statements for additional information.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 71% of our total assets as of March 31, 2015 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 14. There were no indications of impairment present as of the period ending March 31, 2015.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment present as of the period ending March 31, 2015.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the three months ending March 31, 2015, we completed or entered into the following transactions:

Debt

On January 30, 2015, we repaid $2.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest due as of that date. We recorded a $15,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $27,000 in bank loan fees associated with the principal repayment.

Equity

On March 5, 2015 we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The quarterly distribution of $1.6 million was paid on March 31, 2015 to all Class A and Class B common stockholders of record as of March 17, 2015.

Acquisitions

On March 27, 2015, we completed the acquisition of radio station WDYZ-AM in Orlando, Florida for $1.3 million in cash. We began operating this station under an APA as of December 10, 2014. The accompanying condensed consolidated statements of operations reflect the operating results of this entity as of the APA date within the broadcast operating segment. We recorded goodwill of $3,200 associated with the going concern value of this radio station.

On February 6, 2015, we acquired the assets and assumed deferred subscription liabilities for Bryan Perry’s Cash Machine and Bryan Perry’s Premium Income financial publications (“Bryan Perry Newsletters”). We recorded the net assets acquired at their estimated fair value of $0.2 million. We paid no cash to the seller upon closing. Amounts payable to the seller in the future are contingent upon net subscriber revenues over the two year period from the closing date, of which we will pay the seller 50%. There is no minimum or maximum contractual amount. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.2 million. The estimated fair value of the contingent earn-out consideration was determined using a probability weighted discounted cash flow model. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 14. The fair value of the contingent earn-out consideration will be reviewed quarterly over the two year earn-out period based on actual subscription revenue earned as compared to the estimated subscription revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. There were no changes in fair value or contingent earn-out estimates as of the quarter ending March 31, 2015. The accompanying condensed consolidated statements of operations reflect the operating results of these newsletters as of the closing date within our digital media operating segment. We recorded goodwill of $2,600 associated with the organizational systems and procedures in place at the time of our purchase.

Throughout the three month period ending March 31, 2015, we acquired domain names and other assets associated with our digital media operating segment for approximately $0.1 million in cash.

A summary of our business acquisitions and asset purchases for the three months ended March 31, 2015, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
March 27, 2015	WDYZ-AM, Orlando, Florida (business acquisition)	$1,300
February 6, 2015	Bryan Perry’s Cash Machine and Premium Income (business acquisition)	158
Various	Purchase of domain names and digital media assets (asset purchases)	122
		$1,580

The operating results of our business acquisitions and asset purchases are included in our consolidated results of operations from their respective closing date or the date that we began operating them under an LMA or TBA. Under the acquisition method of accounting as specified in FASB ASC Topic 805, Business Combinations, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction.

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees are expensed as incurred in corporate operating expenses. We recognized costs associated with acquisitions of $0.1 million during the three month period ending March 31, 2015 compared to $0.2 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying condensed consolidated statements of operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 14 -Fair Value Measurements. The following table summarizes the total acquisition consideration for the three months ended March 31, 2015:

Description	Total Consideration
(Dollars in thousands)
Cash payments	$1,357
Escrow deposits paid in prior years	65
Net present value of estimated deferred payments due 2016	88
Net present value of estimated deferred payments due 2017	70
Total purchase price consideration	$1,580

The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast Assets Acquired	Net Digital Media Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$948	$10	$958
Broadcast licenses	349	—	349
Goodwill	3	3	6
Domain and brand names	—	192	192
Subscriber base and lists	—	522	522
Liabilities
Deferred revenues	—	(447)	(447)
	$1,300	$280	$1,580

Pending Transactions

On February 20, 2015, we entered into an APA to acquire radio station WDDZ-AM in Pittsburg, Pennsylvania for $1.0 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the second quarter of 2015.

On February 20, 2015, we entered into an APA to acquire radio station WDWD-AM in Atlanta, Georgia for $2.8 million in cash. The acquisition was approved by the FCC and closed on May 7, 2015.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The unobservable inputs used in determining the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet the targets and discount rates used in the calculation. Should the actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable.

The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 14. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contractual amounts as applicable, are reflected in our results of operations in the periods they are identified. Any changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

On February 6, 2015, we recorded an estimate of contingent earn-out consideration payable upon the realization of subscription revenue from our acquisition of the Bryan Perry Newsletters over a two year period. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $171,000 contingent earn-out consideration at the present value of $158,000. There is no minimum or maximum contractual amount that we may be required to pay to the seller. We believe that our experience with digital publications and renewals provides a reasonable basis for our estimate. The fair value of the contingent earn-out consideration will be reviewed quarterly over the two year earn-out period based on actual subscription revenue earned as compared to the estimated subscription revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. There were no changes in our estimates as of the quarter ending March 31, 2015.

On January 10, 2014, we recorded an estimate of contingent earn-out consideration payable upon achievement of certain revenue benchmarks over a three-year period related to our acquisition of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date. We have recorded a net increase of $0.5 million in the fair value of the contingent earn-out consideration associated with Eagle entities of which $85,000 is reflected in our results of operations for the three months ending March 31, 2015. The net increase reflects actual revenues earned by Eagle entities in excess of those estimated at the time of our projections. We will continue to review our estimates over the remaining earn-out period of two years. As of March 31, 2015, we have recorded actual liabilities due to Eagle of $0.9 million and we may pay up to an additional $6.0 million over the remaining earn-out period based on the achievement of certain revenue benchmarks. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $1.8 million at March 31, 2015

On December 10, 2013, we recorded an estimate of contingent earn-out consideration payable upon achievement of page view milestones over a two-year period related to our acquisition of Twitchy.com. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $1.2 million total contingent earn-out consideration at the present value of $0.6 million as of the closing date. We have recorded an increase of $0.4 million in the fair value of the contingent earn-out consideration associated with our December 2013 acquisition of Twitchy.com of which $33,000 is reflected in our results of operations for the three months ending March 31, 2015. The increase reflects actual page views in excess of those estimated at the time of our projections. We will continue to review our estimates over the remaining one-year earn-out period. As of March 31, 2015, we have paid $0.6 million in cash toward the contingent earn-out consideration and may pay up to an additional $0.7 million over the remaining earn-out period of 0.75 months based on the achievement of certain page view milestones established in the purchase agreement. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $0.5 million at March 31, 2015.

Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount as applicable, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

The following table reflects the changes in the present value of our acquisition-related contingent earn-out consideration for the three months ended March 31, 2015:

	Three months ending March 31, 2015
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(dollars in thousands)
Beginning Balance as of January 1, 2015	$1,575	$1,710	$3,285
Acquisitions	88	70	158
Accretion of acquisition-related contingent consideration	10	15	25
Change in the estimated fair value of contingent earn-out consideration	80	38	118
Reclassification of payments due in next 12 months to short-term	798	(798)	—
Payments	(300)	—	(300)
Ending Balance as of March 31, 2015	$2,251	$1,035	$3,286

NOTE 6. STOCK INCENTIVE PLAN

The company has one stock incentive plan. The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the company to grant stock options and restricted stock to employees, directors, officers and advisors of the company. A maximum of 5,000,000 shares are authorized under the Plan. Options generally vest over a four-year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated upon the occurrence of certain corporate transactions of the company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. We recognize non-cash stock-based compensation expense related to the estimated fair value of stock options granted in accordance with FASB ASC Topic 718, Compensation—Stock Compensation.

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$405	$228
Restricted stock shares compensation expense included in corporate expenses	—	1
Stock option compensation expense included in broadcast operating expenses	125	52
Stock option compensation expense included in digital media operating expenses	58	36
Stock option compensation expense included in publishing operating expenses	15	14
Total stock-based compensation expense, pre-tax	$603	$331
Tax provision for stock-based compensation expense	(241)	(132)
Total stock-based compensation expense, net of tax	$362	$199

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
Expected volatility	86.84%	52.37%
Expected dividends	2.51%	4.28%
Expected term (in years)	7.5	3.0
Risk-free interest rate	2.36%	0.85%

Stock option information with respect to the company’s stock-based equity plans during the three months ended March 31, 2015 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2015	1,816,204	$4.88	$3.39	4.8 years	$5,718
Granted	10,000	6.08	1.98
Exercised	(73,115)	2.39	1.42
Forfeited or expired	(37,837)	11.68	8.01
Outstanding at March 31, 2015	1,715,252	$4.84	$3.36	4.8 years	$3,102
Exercisable at March 31, 2015	962,327	$5.13	$3.63	3.7 years	$1,559
Expected to Vest	714,905	$4.47	$3.01	6.3 years	$1,466

Non-employee directors of the company have been awarded restricted stock awards that vest one year from the date of issuance. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until the sooner of the fifth anniversary from the grant date or the day after the non-employee director is no longer a member of the company’s board. The restricted stock awards were independent of option grants and were granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the date of grant.

The fair values of shares of restricted stock awards are determined based on the closing price of the company common stock on the grant dates. Information regarding the company’s restricted stock awards during the three months ended March 31, 2015 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2015	—	$—		$—
Granted	10,000	5.83	1.0 years	62
Vested	—	—
Forfeited	—	—
Unvested outstanding at March 31, 2015	10,000	$5.83	1.0 years	$62

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 31, 2015 of $6.16 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the three months ended March 31, 2014 and 2015 was $1.5 million and $1.3 million, respectively.

As of March 31, 2015, there was $0.7 million of total unrecognized compensation cost related to non-vested awards of stock.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

Changes to accounting principles are established by the FASB in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASU’s. ASU’s that are not listed below were assessed and determined to be not applicable to our financial position, results of operations, cash flows, or presentation thereof.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015, and for interim reporting periods within those fiscal years, with early adoption permitted. The new guidance is to be applied on a retrospective basis and reported as a change in accounting principle. The adoption of ASC Update 2015-03 will affect our balance sheet presentation only and will have no impact on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for fiscal years beginning after December 15, 2015. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures. The new standard provides management with specific guidance on the assessments and related disclosures as well as provides a longer look-forward period as one year from the financial statement issuance date. The new standard is effective for the annual period ending after December 15, 2016, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. These amendments are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. We elected early adoption of the provisions of ASU 2014-08 as of the annual period ending December 31, 2014. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

NOTE 8. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.6 million and $0.3 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three months ended March 31, 2014 and 2015, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2014:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
March 5, 2015	March 31, 2015	$0.0650	$1,647
December 2, 2014	December 29, 2014	$0.0650	1,646
September 2, 2014	September 30, 2014	$0.0625	1,579
May 27, 2014	June 30, 2014	$0.0600	1,514
March 6, 2014	March 31, 2014	$0.0575	1,444

Based on the number of shares of Class A and Class B currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $6.6 million for the year ending December 31, 2015.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three months ended March 31, 2014 and 2015, approximately $46,000 of the discount has been recognized as interest expense including approximately $27,000 of bank loan fees.

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

We have made prepayments on our Term Loan B, including interest through the date of the as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
January 30, 2015	$2,000	$15
December 31, 2014	4,000	16
November 28, 2014	4,000	15
September 29, 2014	5,000	18
March 31, 2014	2,250	8
December 30, 2013	750	3
September 30, 2013	4,000	16
June 28, 2013	4,000	14

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At March 31, 2015, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.06%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of March 31, 2015, our leverage ratio was 5.35 to 1 compared to our compliance covenant of 6.25 and our interest coverage ratio was 3.25 compared to our compliance ratio of 2.25. We were in compliance with our debt covenants under the credit facility at March 31, 2015.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2014 and March 31, 2015 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2014	As of March 31, 2015
	(Dollars in thousands)
Term Loan B	$274,933	$272,994
Revolver	1,784	483
Capital leases and other loans	788	758
	277,505	274,235
Less current portion	(1,898)	(593)
	$275,607	$273,642

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2015:

•	Outstanding borrowings of $274.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and
•	Outstanding borrowings of $0.5 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.
•	Commitment fees of 0.50% on any unused portion of the revolver.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2015 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2016	$593
2017	3,108
2018	3,116
2019	3,100
2020	3,103
Thereafter	261,215
$274,235

NOTE 10. DEFERRED FINANCING COSTS

Deferred financing costs consist of bank loan fees incurred upon entering our Term Loan B and Revolver as of September 30, 2013. The costs are being amortized over the seven year term of the Term Loan B and the five year term of the Revolver as an adjustment to interest expense. During the three months ended March 31, 2015, approximately $27,000 of bank loan fees were written off in conjunction with the early retirement of the Term Loan B. Deferred financing costs were $3.2 million at December 31, 2014 and $3.0 million at March 31, 2015.

NOTE 11. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2015
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,910	$(17,205)	$2,705
Domain and brand names	15,657	(10,098)	5,559
Favorable and assigned leases	2,379	(1,819)	560
Subscriber base and lists	4,824	(2,893)	1,931
Author relationships	2,245	(1,415)	830
Non-compete agreements	888	(693)	195
Other amortizable intangible assets	1,336	(1,336)	—
	$47,239	$(35,459)	$11,780

	As of December 31, 2014
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,910	$(16,558)	$3,352
Domain and brand names	15,465	(9,722)	5,743
Favorable and assigned leases	2,379	(1,795)	584
Subscriber base and lists	4,302	(2,671)	1,631
Author relationships	2,245	(1,379)	866
Non-compete agreements	888	(669)	219
Other amortizable intangible assets	1,336	(1,336)	—
	$46,525	$(34,130)	$12,395

Based on the amortizable intangible assets as of March 31, 2015, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2015 (April – Dec)	$3,658
2016	3,084
2017	1,680
2018	1,461
2019	1,062
Thereafter	835
Total	$11,780

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

Options to purchase 2,030,459 and 1,715,252 shares of Class A common stock were outstanding at March 31, 2014 and 2015, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of March 31, 2014 and 2015 there were 816,829 and 574,620 dilutive shares, respectively.

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

Under FASB ASC Topic 815, Derivatives and Hedging, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge. Changes in the fair value of this non-cash flow hedge are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $0.9 million as of March 31, 2015, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14.

	As of December 31, 2014	As of March 31, 2015
	(Dollars in thousands)
Fair value of interest rate swap	$—	$945

NOTE 14. FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, Fair Value Measurements and Disclosures, established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations or cash flows. We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption of the fair value provisions of FASB ASC Topic 820 to nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As of March 31, 2015, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	March 31, 2015
	Total Fair Value	Fair Value Measurement Category
	and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$182	$182	$—	$—
Trade accounts receivable, net	33,520	33,520	—	—
Liabilities:
Accounts payable	5,801	5,801	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	15,104	12,853	—	2,251
Accrued interest	43	43	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	1,059	24	—	1,035
Long-term debt	274,235	274,235	—	—
Fair value of interest rate swap	945	—	945	—

NOTE 15. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes. We recorded no adjustments to our unrecognized tax benefits as of March 31, 2015 and 2014.  At December 31, 2014, we had $0.5 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $3.0 million as of March 31, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

NOTE 16. COMMITMENTS AND CONTINGENCIES

The company enters into various agreements in the normal course of business that contain minimum guarantees. These minimum guarantees are often tied to future events, such as future revenue earned in excess of the contractual level. Accordingly, the fair value of these arrangements is zero. The company also records contingent earn-out consideration representing the estimated fair value of future liabilities associated with acquisitions that may have additional payments due upon the achievement of certain performance targets. The fair value of the contingent earn-out consideration is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the expected payment amounts.

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

NOTE 17. SEGMENT DATA

FASB ASC Topic 280, Segment Reporting, requires companies to provide certain information about their operating segments. We have two reportable segments, radio broadcasting and digital media. Digital media (formerly “Internet and e-commerce”) became a reportable segment as of the first quarter of 2011 upon the realization of organic and acquisition-related revenue growth. Our acquisition of Eagle Publishing on January 10, 2014, which included Regnery Publishing, Eagle Financial Publications, Eagle Wellness, Human Events and Red State, resulted in operational changes in our business and a realignment of our operating segments. We now have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing.

We changed the composition of our operating segments to reflect management’s view of the operating results for each segment during the fourth quarter of 2014. Under our new composition, digital revenue generated by our broadcast stations is now reported under broadcast operating revenue as the station sales team and general manager are responsible for this digital revenue under their bonus and commission structure. Digital revenue from our broadcast stations was previously reported as Internet and e-Commerce revenue. E-book revenue is now reported under Publishing revenue as sales goals and bonuses for Eagle Regnery Publishing are inclusive of sales of e-books. The sale of e-Books was previously reported as Internet & e-commerce revenue. Additionally, we have allocated specific corporate departments, such as engineering, broadcast operations, digital and publishing within their respective operating segments. Corporate expenses as revised include unallocated expenses, such as accounting and finance, human resources, and other shared functions.

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

Segment performance, as we define it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. The table below presents financial information for each operating segment as of March 31, 2014 and 2015 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2015
Net revenue	$46,539	$10,791	$4,526	$—	$61,856
Operating expenses	33,917	9,000	4,497	3,991	51,405
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$12,622	$1,791	$29	$(3,991)	$10,451
Depreciation	1,951	776	168	277	3,172
Amortization	23	1,170	136	—	1,329
Change in the estimated fair value of contingent earn-out consideration	—	33	85	—	118
(Gain) loss on disposal of assets	129	—	(1)	1	129
Net operating income (loss)	$10,519	$(188)	$(359)	$(4,269)	$5,703

Three Months Ended March 31, 2014
Net revenue	$46,769	$11,312	$4,263	$—	$62,344
Operating expenses	33,346	8,850	5,006	5,064	52,266
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$13,423	$2,462	$(743)	$(5,064)	$10,078
Depreciation	1,988	753	101	287	3,129
Amortization	28	1,278	302	—	1,608
Change in the estimated fair value of contingent earn-out consideration	—	127	—	—	127
Gain on disposal of assets	(117)	—	—	—	(117)
Net operating income (loss)	$11,524	$304	$(1,146)	$(5,351)	$5,331

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2015
Inventories, net	$—	$248	$393	$—	$641
Property and equipment, net	82,317	6,962	1,873	8,226	99,378
Broadcast licenses	386,302	—	—	—	386,302
Goodwill	3,959	19,679	1,044	8	24,690
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	560	9,428	1,790	2	11,780

As of December 31, 2014
Inventories, net	$—	$222	$350	$—	$572
Property and equipment, net	81,948	7,111	1,941	8,227	99,227
Broadcast licenses	385,726	—	—	—	385,726
Goodwill	3,955	19,677	1,044	8	24,684
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	583	9,884	1,926	2	12,395

The table below presents financial information for each operating segment as of March 31, 2014 with a comparison of the results under the prior composition of our operating segments as compared to the new composition:

	March 31, 2014
	As Reported Original (1)	As Updated New
	(dollars in thousands)
Net Revenue by Segment:
Net broadcast revenue	$45,576	$46,769
Net digital media revenue	12,921	11,312
Net publishing revenue	3,847	4,263
Total net revenue	$62,344	$62,344
Operating expenses by segment:
Broadcast operating expenses	$31,189	$33,346
Digital media operating expenses	9,828	8,850
Publishing operating expenses	4,419	5,006
Unallocated corporate expenses	6,830	5,064
	$52,266	$52,266
Net operating income before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$10,078	$10,078

(1)	Includes the reclassification of $11,000 of revenue share commissions to digital media operating expenses from digital media revenue to conform to current presentation.

NOTE 18. SUBSEQUENT EVENTS

Subsequent events reflect all applicable transactions through the date of the filing.

On April 1, 2015 we entered into an APA to acquire radio station KKSP-FM in Little Rock, Arkansas, for $1.5 million in cash. We began programming KKSP-FM, Little Rock Arkansas and KHTE-FM, Little Rock, Arkansas under TBA’s as of April 1, 2015. The purchase of KKSP-FM is subject to the approval of the FCC and is expected to close in the second quarter of 2015. We will continue to program KHTE-FM under the TBA agreement.

On April 7, 2015, we acquired land in Greenville, South Carolina for $0.2 million in cash.

On May 6, 2015, we acquired domain names and mobile applications for the Daily Bible Devotion for $1.1 million in cash. Under terms of the APA, we may pay up to an additional $300,000 in contingent earn-out consideration payable over the next two years based upon on the achievement of certain benchmarks.

On May 7, 2015, we completed the acquisition of WDWD-AM in Atlanta, Georgia for $2.8 million in cash.

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

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury; nor do they include costs such as amortization, depreciation, taxes or interest expense. Changes to our operating segments did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented have been updated to reflect the new composition of our operating segments. Refer to Note 17 – Segment Data in the notes to our financial statements contained in this report on Form 10-Q for additional information.

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

Station Formats:

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

News Talk. We currently program 29 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by our network SRN.

Contemporary Christian Music. We currently program 13 radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format, branded “Safe for the Whole Family®”, features sounds that listeners of all ages can enjoy and lyrics that can be appreciated. The CCM genre continues to be popular. We believe that this listener base is underserved in terms of radio coverage, particularly in larger markets, and that our stations fill an otherwise void area in listener choices.

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

Revenues generated from our radio stations are reported as broadcast revenue in our condensed consolidated financial statements included in Part 1 of this quarterly report on Form 10Q. Broadcast revenues are impacted by the rates radio stations can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered or downloads made, and the number of events held, including the size of the event and the number of attendees. Block programming rates are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services for most of our radio stations. In select markets, we subscribe to Nielsen Audio, which develops quarterly reports measuring a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time available for block programming and/or advertising, which may vary at different times of the day.

Nielsen Audio uses its own technology to collect data for its ratings service. The Portable People Meter TM (“PPM”) is a small device that is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals encoded by the broadcaster. The PPM offers a number of advantages over traditional diary ratings collection systems, including ease of use, more reliable ratings data, shorter time periods between when advertising runs and actual listening data, and little manipulation of data by users. A disadvantage of the PPM includes data fluctuations from changes to the “panel” (a group of individuals holding PPM devices).  This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize trade agreements to exchange advertising time for goods or services in lieu of cash. We enter trade and barter agreements if the goods or services we receive can be used in our business or can be sold under listener purchase programs. We minimize use of trade agreements with our general policy of not preempting paid airtime for trade. In each of the three month periods ending March 31, 2014 and 2015, we sold 96% of our broadcast revenue for cash.

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

E-commerce sites include Salem Consumer Products (“SCP”), an e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, and Eagle Wellness, an online site offering complimentary health advice and sales of nutritional products.

The revenues generated from this segment are reported as digital media revenue in our condensed consolidated financial statements include in Part 1 of this quarterly report on Form 10Q. Digital media revenues are impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered or the number of downloads made, and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter over quarter comparisons based on the date in which the Easter holiday is observed, as this holiday generates a higher volume of video downloads from our church product sites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

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

Revenues generated from these entities are reported as publishing revenue in in our condensed consolidated financial statements include in Part 1 of this quarterly report on Form 10Q. Publishing revenue is impacted by the retail price of books and e-books, the number of books sold, the number and retail price of e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are made. Regnery Publishing revenue has been impacted by elections as they generate higher levels of interest and demand for publications containing conservative and political based opinions.

Operating expenses incurred by Salem Publishing™ include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) printing and production costs, including paper costs, (v) cost of goods sold, and (vi) inventory reserves.

KNOWN TRENDS AND UNCERTAINTIES

Although advertising revenues have stabilized following the decline that began in 2008, broadcast advertising revenue growth remains challenged. We are particularly dependent on broadcast revenues in our Los Angeles and Dallas markets, which generated 12.1% and 12.9%, respectively, of our net broadcasting revenue for the three month period ending March 31, 2015. Advertising and subscription revenues from print magazines are negatively impacted by the growing use of other mediums, such as digital, to deliver the same information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Because digital media is a concentrated growth area for us, decreases in revenue streams from these areas could affect our operating results, financial condition and results of operations. We continue to explore opportunities to cross-promote our brand and our content, including our broadcast markets, digital media, Internet sites, mobile applications, and our printing and publication media.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The following factors affected our results of operations and cash flows for the three months ended March 31, 2015 as compared to the same period of the prior year:

Financing

•	On January 30, 2015, we repaid $2.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded a $15,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $27,000 in bank loan fees associated with the principal payment.

Equity

•	On March 5, 2015, we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The quarterly distribution of $1.6 million was paid on March 31, 2015 to all Class A and Class B common stockholders of record as of March 17, 2015.

Acquisitions

•	On March 27, 2015, we completed the acquisition of radio station WDYZ-AM in Orlando, Florida for $1.3 million in cash.

•	On February 6, 2015, we acquired Bryan Perry’s Cash Machine and Premium Income financial publications for $0.2 million payable in future contingent earn-out installments based on subscription revenue.

Net Broadcast Revenue

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$46,769	$46,539	$(230)	(0.5)%	75.0%	75.2%
Same Station Net Broadcast Revenue	$46,720	$45,968	$(752)	(1.6)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2014		2015
	(Dollars in thousands)
Block program time:
National	$11,158	23.9%	$11,049	23.7%
Local	8,379	17.9%	8,740	18.8%
	19,537	41.8%	19,789	42.5%
Broadcast Advertising:
National	3,684	7.8%	3,492	7.5%
Local	14,950	32.0%	14,756	31.7%
	18,634	39.8%	18,248	39.2%
Station Digital	1,193	2.5%	1,324	2.9%
Infomercials	1,068	2.3%	713	1.5%
Network	4,013	8.6%	3,653	7.9%
Other	2,324	5.0%	2,812	6.0%
Net broadcast revenue	$46,769	100.0%	$46,539	100.0%

Block programming revenue increased $0.3 million resulting from increase in local programming from our News Talk and Christian Teaching & Talk format stations. The increase reflects growth in the number of programmers featured on-air with corresponding increases in demand for premium time slots resulting in the realization of higher rates.

Advertising revenue, net of agency commissions, declined $0.3 million. Included in this decline is a $0.5 million reduction in political advertising which was $0.7 million during the three months ending March 31, 2014 based on the then upcoming local and congressional elections compared to $0.2 million during the same period of the current year. Excluding the impact of political advertisements, net advertising revenue increased $0.2 million from an increase in demand from national advertisers in our larger markets that in turn increased the rates applicable.

Declines in infomercial revenues of $0.4 million reflect our ongoing efforts to develop programming that is tailored to our listening audience and consistent with our company values. We have reduced the use of infomercial programs that we believe are not of interest to our listeners.

Network revenue declined $0.4 million due to a reduction in the number of political spots sold, consistent with the non-political year.

Increases in other revenue include $0.3 million from listener purchase programs, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers.

Net Digital Media Revenue

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$11,312	$10,791	$(521)	(4.6)%	18.1%	17.4%

	Three Months Ended March 31,
	2014		2015
	(Dollars in thousands)
Digital Advertising, Net	$6,197	54.8%	$5,600	51.9%
Digital Streaming	1,062	9.4	1,079	10.0
Digital Subscriptions	1,435	12.7	1,303	12.1
Digital Downloads	1,743	15.4	1,890	17.5
e-commerce	809	7.1	883	8.2
Other	66	0.6	36	0.3
Net Digital Media Revenue	$11,312	100.0%	$10,791	100.0%

We continue to acquire and build websites to deliver relevant content to our audience. On January 10, 2014, we acquired and began operating HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness.

The decline in digital advertising revenue, net of agency commissions, of $0.6 million reflects the impact of political revenues on the three month period ending March 31, 2014 that is not applicable to the current year. The lack of political activity also impacts page views as readers are likely to view more pages during election periods. Page views on our conservative content sites were down approximately 8% from the same period of the prior year that contributes to a reduction in ad revenue based on volume.

Digital streaming revenue was consistent with the prior year in both sales volume and rates.

Declines in digital subscription revenue of $0.1 million reflects a lower number of newsletters attributable to a 38% reduction in the number of new subscriptions sold offset by a 21% increase in renewals.

Digital download revenue increased $0.1 million due to an increase in the use of services on our websites from our Church Products division, including ChurchStaffing.com and ChristianJobs.com.

E-commerce revenue reflects a $0.1 million increase in the number of Eagle Wellness products sold that we believe to be directly attributable to our cross-promotion and marketing efforts within our integrated media platform. This was partially offset with a reduction in the number of products sold through our Salem Consumer Products division.

Net Publishing Revenue

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$4,263	$4,526	$263	6.2%	6.8%	7.3%

	Three Months Ended March 31,
	2014		2015
	(Dollars in thousands)
Book Sales	$2,299	53.9%	$2,338	51.7%
Estimated Sales Returns & Allowances	(499)	(11.7)	(575)	(12.7)
e-Book Sales	209	4.9	420	9.3
Self-Publishing Fees	1,169	27.5	1,291	28.5
Print Magazine Subscriptions	457	10.7	359	7.9
Print Magazine Advertisements	431	10.1	401	8.9
Other	197	4.6	292	6.4
Net Publishing Revenue	$4,263	100.0%	$4,526	100.0%

Revenue from book sales on a consolidated basis was consistent with the prior year. Sales of printed books through Regnery Publishing increased $0.1 million due to a higher volume of units sold partially offset by a reduction in bulk sales based on the composite mix of titles available in each quarter. The increase in sales returns and allowances for Regnery Publishing of $0.1 million is based on the higher volume of print book sales during the three month period ending March 31, 2015 as compared to the same period of the prior year. Xulon Press book sales were $0.9 million for each of the three month periods ended March 31, 2015 and 2014 with impact from the number of units sold or average unit sale price.

E-Book sales, generated from Regnery Publishing, increased $0.2 million due to an increase in the number of new publications available to four during the three month period ending March 31, 2015 as compared to one publication during the same period of the prior year.

Self-publishing fees from Xulon Press increased $0.1 million due to an increase in the number of authors utilizing the services at rates consistent with the same period of the prior year. We believe that our ability to cross-promote Xulon services to authors that are not published through Regnery will provide ongoing benefits to our self-publishing division.

Print magazine revenue continues to decline with a $0.1 million drop in subscription revenue and a corresponding decline in advertising revenues based on rates consistent with the lower distribution levels. As of December 2014, we discontinued printing and distributing Townhall Magazine, the content of which is currently only available online. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$33,346	$33,917	$571	1.7%	53.5%	54.8%
Same Station Broadcast Operating Expenses	$33,220	$33,324	$104	0.3%

Broadcast operating expenses reflect higher variable costs associated with the increase in broadcast revenues. Increases include $0.6 million in personnel-related costs including sales-based commissions, $0.3 million in advertising and event costs and a $0.1 million increase in production and programing expenses, offset by $0.2 million reduction in bad debt expense, a $0.1 million decline in facility-related costs and a $0.1 million decline in travel and entertainment costs. The increase in broadcast operating expenses on a same-station basis reflects these items net of the impact of start-up costs associated with format changes and station launches.

Digital Media Operating Expenses

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,850	$9,000	$150	1.7%	14.2%	14.5%

Across all digital platforms, we incurred higher variable costs consistent with higher revenues generated from this segment. The higher costs include a $0.1 million increase in personnel-related costs including sales-based commissions and a $0.1 million increase in advertising expenses partially offset by a $0.1 million decrease in professional services.

Publishing Operating Expenses

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,006	$4,497	$(509)	(10.2)%	8.0%	7.3%

Publishing operating expenses include $1.3 million of operating expenses from Regnery Publishing that reflect cost of sales of $0.4 million, which is consistent with same period of the prior year. Royalty expenses declined $0.4 million for the three month period ending March 31, 2015 due to the realization in this period of revenue against previously reserved book advances.

Operating expenses associated with our print magazines declined $0.2 million, including $0.1 million in printing and mailing costs and $0.1 million circulation promotional costs, due to the discontinuation of production for Townhall Magazine and a lower volume of subscriptions on other publications.

Xulon Press operating expenses were consistent with those of the prior year.

Unallocated Corporate Expenses

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$5,064	$3,991	$(1,073)	(21.2)%	8.1%	6.5%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not specific to any one of our operating segments. Decreases in these costs over the same period of the prior year include a $0.4 million decline in personnel-related costs, a $0.2 million decline in non-cash stock based compensation expense, a $0.2 million decline in travel and entertainment expenses, a $0.2 million decline in professional-related services fees and a $0.1 million decline in facility-related expenses. We continue to seek cost effective ways to reduce our overhead operating costs and expenses.

Depreciation Expense

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,129	$3,172	$43	1.4%	5.0%	5.1%

Depreciation expense is consistent with that of the same period of the prior year.

Amortization Expense

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,608	$1,329	$(279)	(17.4)%	2.6%	2.1%

The decrease in amortization expense reflects the higher acquisition volume in early 2014 that included intangibles such as advertising agreements, customer lists and domain names, with estimated useful lives ranging from one to five years.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$127	$118	$(9)	(7.1)%	0.2%	0.2%

We recorded an increase of $0.4 million in the fair value of the contingent earn-out consideration associated with our December 2013 acquisition of Twitchy.com of which $33,000 is reflected in our results of operations for the three months ending March 31, 2015. The increase reflects actual page views in excess of those estimated at the time of our projections. We will continue to review our estimates over the remaining one-year earn-out period.

We recorded a net increase of $0.5 million in the fair value of the contingent earn-out consideration associated with Eagle entities of which $85,000 is reflected in our results of operations for the three months ending March 31, 2015. The increase reflects actual revenues earned by Eagle entities in excess of those estimated at the time of our projections. We will continue to review our estimates over the remaining earn-out period of two years. We may pay up to an additional $6.0 million over the remaining earn-out period based on the achievement of certain revenue benchmarks. There were no changes for the contingent earn-out associated with Eagle recorded in the three month period ending March 31, 2014.

Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, as applicable will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

(Gain) loss on the Sale or Disposal of Assets

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$(117)	$129	$246	(210.3)%	(0.2)%	0.2%

The net loss on disposal of assets for the three months ended March 31, 2015 includes a $0.2 million charge related to the relocation of one our stations offset by proceeds from various fixed asset and equipment disposals. The net gain on the sale or disposal of assets for the same period of the prior year includes insurance proceeds of $0.1 million as reimbursement for damages claimed.

Other Income (Expense)

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$15	$1	$(14)	(93.3)%	—%	—%
Interest expense	(3,779)	(3,804)	(25)	0.7%	(6.1)%	(6.1)%
Change in the fair value of interest rate swap	(1,096)	(1,420)	(324)	29.6%	(1.8)%	(2.3)%
Loss on early retirement of long-term debt	(8)	(41)	(33)	412.5%	—%	(0.1)%
Net miscellaneous income and (expenses)	66	7	(59)	(89.4)%	0.1%	—%

Interest income represents earnings on excess cash and interest due under promissory notes. The $14,000 decline is due to a decrease in the balances outstanding on promissory notes at March 31, 2015 as compared to the same period of the prior year.

The increase in interest expense of $25,000 includes $53,000 of accretion related to the contingent earn-out consideration offset by savings in interest based on the redemptions of principal outstanding on our Term Loan B.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013.

The loss on early retirement of long-term debt reflects unamortized discount and bank loan fees on redemptions of our Term Loan B.

Net miscellaneous income and expenses includes royalty income, fees for our real estate properties, and insurance proceeds.

Provision for Income Taxes

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$98	$151	$53	54.1%	0.2%	0.2%

In accordance with FASB ASC Topic 740, Income Taxes, our tax provision for income taxes was $0.2 million for the three months ended March 31, 2015 compared to $0.1 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 33.9% for the three months ended March 31, 2015 compared to 18.5% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income (Loss)

	Three Months Ended March 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$431	$295	$(136)	(31.6)%	0.7%	0.5%

We recognized net income of $0.3 million for the three months ending March 31, 2015 compared to $0.4 million in the same period of the prior year. The change reflects the $0.3 million increase in the charge associated with the change in the fair value of our swap agreement and $0.1 million increase in our tax provision offset by a $0.4 million increase in operating income based on lower operating expenses incurred.

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

We define free cash flow as Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after cash paid for capital expenditures, income taxes and interest. A limitation of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Our presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of free cash flow is not necessarily comparable to similarly titled measures reported by other companies.

The table below shows select non-GAAP performance indicators that we believe provides useful information to management and investors. We use these non-GAAP measures to evaluate financial results, develop budgets, manage expenditures, and determine employee compensation. Our presentation of this additional information is not to be considered as a substitute for or superior to net income or loss as reported in accordance with GAAP.

	Three Months Ended
	March 31,
Non-GAAP Financial Measures	2014	2015
	(dollars in thousands)
Station Operating Income	$13,423	$12,622
Digital Media Operating Income	2,462	1,791
Publishing Operating Income (loss)	(743)	29
EBIDTA	10,126	10,170
Adjusted EBITDA	10,747	10,789
Free Cash Flow	4,454	5,233

The following table provides a reconciliation of these non-GAAP financial measures to net income as presented in our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2015:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2015
	(dollars in thousands) (unaudited)
Reconciliation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss) to Net Income
Station Operating Income	$13,423	$12,622
Digital Media Operating Income	2,462	1,791
Publishing Operating Income (loss)	(743)	29
Less unallocated corporate expenses	(5,064)	(3,991)
Less change in the estimated fair value of contingent earn-out consideration	(127)	(118)
Less depreciation and amortization	(4,737)	(4,501)
Less (gain) loss on disposal of assets	117	(129)
Net operating income	$5,331	$5,703
Plus interest income	15	1
Less interest expense	(3,779)	(3,804)
Less change in fair value of interest rate swaps	(1,096)	(1,420)
Less loss on early retirement of long-term debt	(8)	(41)
Less net miscellaneous income and expenses	66	7
Provision for income taxes	(98)	(151)
Net Income	$431	$295

Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Adjusted EBITDA	$10,747	$10,789
Less non-cash stock-based compensation expense	(603)	(331)
Less loss on early retirement of long-term debt	(8)	(41)
Less change in the estimated fair value of contingent earn-out consideration	(127)	(118)
Less (gain) loss on disposal of assets	117	(129)
EBITDA	10,126	10,170
Plus interest income	15	1
Less depreciation and amortization	(4,737)	(4,501)
Less interest expense	(3,779)	(3,804)
Less change in fair value of interest rate swap	(1,096)	(1,420)
Less provision for income taxes	(98)	(151)
Net Income	$431	$295

Reconciliation of Adjusted EBITDA to Free Cash Flow
Adjusted EBITDA	$10,747	$10,789
Less cash paid for interest	(3,350)	(3,512)
Less cash paid for taxes	(8)	(4)
Less cash paid for capital expenditures, net (1)	(2,935)	(2,040)
Free Cash Flow	$4,454	$5,233

(1)	Net cash paid for capital expenditures reflects actual cash payments net of cash reimbursements received under tenant improvement allowances and net of property and equipment acquired in trade transactions.

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

Accounting for contingent consideration

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 14. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue included in broadcast revenue for the three months ended March 31, 2014 and 2015 was approximately $1.7 million, respectively. Barter expenses included in broadcast operating expense for the three months ended March 31, 2014 and 2015 was approximately $1.4 million and $1.6 million, respectively.

Allowance for doubtful accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally not written-off until all of our collection efforts have been unsuccessful, including use of a collections agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Partial self-insurance on employee health plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million and $0.9 million at March 31, 2015 December 31, 2014, respectively.

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

Accounting for discontinued operations

We regularly review underperforming assets to determine if a sale or disposal might be a better way to monetize the assets. When a station, group of stations, or other asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20, Discontinued Operations. In April 2014, the FASB issued authoritative guidance that raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity's operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date.

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

We elected early adoption of the FASB guidance for discontinued operations issued in April 2014. As of December 2014, we decided that we would no longer produce or distribute TownHall.com magazine. The last issue was delivered in December 2014. Under the new guidance, the ceasing of this publication does not represent a strategic shift in our operations and does not qualify as a discontinued operation.

Goodwill and other indefinite-lived intangible assets

Approximately 71% of our total assets as of March 31, 2015 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures as Level 3 inputs discussed in detail in Note 14 to our Condensed Consolidated Financial Statements.

Impairment of long-lived assets

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material.

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes. We recorded no adjustments to our unrecognized tax benefits as of March 31, 2015 and 2014.  At December 31, 2014, we had $0.5 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $3.0 million as of March 31, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

Under FASB ASC Topic 815, Derivatives and Hedging the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a liability of $0.9 million as of March 31, 2015, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 14.

Fair value measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations or cash flows. We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption of the fair value provisions of FASB ASC Topic 820 to nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As of March 31, 2015, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	March 31, 2015
	Total Fair Value	Fair Value Measurement Category
	and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$182	$182	$—	$		$—
Trade accounts receivable, net	33,520	33,520	—		—
Liabilities:
Accounts payable	5,801	5,801	—		—
Accrued expenses including estimated fair value of contingent earn-out consideration	15,104	12,853	—		2,251
Accrued interest	43	43	—		—
Long term liabilities including estimated fair value of contingent earn-out consideration	1,059	24	—		1,035
Long-term debt	274,235	274,235	—		—
Fair value of interest rate swap	945	—	945		—

Stock-based compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation. We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

LIQUIDITY AND CAPITAL RESOURCES

While our focus continues to be on deleveraging the company, we will continue to explore strategic acquisitions. Our acquisitions of Twitchy.com in December 2013, Eagle Publishing in January 2014, and Bryan Perry Financial Publications in February 2015, each contain contingent earn-out arrangements based on future operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should the acquisitions not meet our operational expectations. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from operating cash flow, borrowings under the Revolver and, if necessary, proceeds from the sale of selected assets or radio stations.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur additional capital expenditures of approximately $8.4 million for the remainder of 2015.

We have paid total cash distributions of $1.6 million for the three months ending March 31, 2015 on our Class A and Class B common stock. The actual declaration of dividends and distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K. Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual distributions of approximately $6.6 million in 2015.

Our sole source of cash available for making any future distributions is our operating cash flow, subject to our Term Loan B and Revolver, which contain covenants that restrict the payment of dividends and distributions unless certain specified conditions are satisfied.

Cash Flows

Cash and cash equivalents increased $0.1 million to $0.2 million as of March 31, 2015 compared to $0.1 million as of December 31, 2014. Working capital decreased $4.1 million to $10.5 million as of March 31, 2015 compared to $14.6 million as of December 31, 2014. During the three months ending March 31, 2015, the balances outstanding under our consolidated debt agreements ranged from $274.0 million to $277.8 million. These balances were ordinary and customary based on our operating and investing cash needs during this time.

The following events impacted our liquidity and capital resources during the three months ended March 31, 2015:

Operating Cash Flows:

•	Our net operating income from continuing operations decreased $0.1 million to $0.3 million from $0.4 million for the same period of the prior year; and
•	Our Day’s Sales Outstanding, or the average number of days to collect receivables from the date of sale, decreased to 67 days at March 31, 2015 compared to 68 days as of March 31, 2014.

Investing Cash Flows:

•	Cash paid for acquisitions decreased $4.5 million to $1.4 million from $5.9 million for the same period of the prior year; and
•	Cash paid for capital expenditures decreased $0.9 million to $2.0 million from $2.9 million for the same period of the prior year.

Financing Cash Flows:

•	We repaid $2.0 million of principal outstanding on the Term Loan B compared to $2.3 million of principal in the same period of the prior year; and
•	We paid cash distributions of $1.6 million, on our Class A and Class B common stock as compared to $1.4 million for the same period of the prior year.

Credit Facilities

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three months ended March 31, 2014 and 2015, approximately $46,000 of the discount has been recognized as interest expense including approximately $27,000 of bank loan fees.

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

We have made prepayments on our Term Loan B, including interest through the date of the as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
January 30, 2015	$2,000	$15
December 31, 2014	4,000	16
November 28, 2014	4,000	15
September 29, 2014	5,000	18
March 31, 2014	2,250	8
December 30, 2013	750	3
September 30, 2013	4,000	16
June 28, 2013	4,000	14

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At March 31, 2015, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.06%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of March 31, 2015, our leverage ratio was 5.35 to 1 compared to our compliance covenant of 6.25 and our interest coverage ratio was 3.25 compared to our compliance ratio of 2.25. We were in compliance with our debt covenants under the credit facility at March 31, 2015.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2014 and March 31, 2015 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2014	As of March 31, 2015
	(Dollars in thousands)
Term Loan B	$274,933	$272,994
Revolver	1,784	483
Capital leases and other loans	788	758
	277,505	274,235
Less current portion	(1,898)	(593)
	$275,607	$273,642

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2015:

•	Outstanding borrowings of $274.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and
•	Outstanding borrowings of $0.5 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.
•	Commitment fees of 0.50% on any unused portion of the revolver.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2015 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2016	$593
2017	3,108
2018	3,116
2019	3,100
2020	3,103
Thereafter	261,215
$274,235

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

Under FASB ASC Topic 350, Intangibles—Goodwill and Other, indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We have incurred significant impairment losses in prior periods with regard to our indefinite-lived intangible assets.

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2015. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of March 31, 2015, we had no off-balance sheet arrangements.

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

Under FASB ASC Topic 815, Derivatives and Hedging, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge. All changes in the fair value of the non-cash flow hedge are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $0.9 million as of March 31, 2015, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14.

	As of December 31, 2014	As of March 31, 2015
	(Dollars in thousands)
Fair value of interest rate swap	$—	$945

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There are no material changes from the Risk Factors disclosed in the 2014 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.
May 8, 2015
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 8, 2015
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Employment Agreement dated July 1, 2015 between Salem Communications Holding Corporation and Stuart W. Epperson	-	-	-	-	X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

