Form 10-Q
period 2015-06-30
SALEM MEDIA GROUP, INC. /DE/
filed 2015-08-07
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 3, 2015
Common Stock, $0.01 par value per share	19,904,323 shares

Class B	Outstanding at August 3, 2015
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2014	June 30, 2015
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33	$192
Trade accounts receivable (net of allowances of $12,727 in 2014 and $12,678 in 2015)	34,781	34,842
Other receivables	3,546	1,558
Inventories (net of reserves of $1,227 in 2014 and $1,499 in 2015)	572	858
Prepaid expenses	5,580	6,771
Income tax receivable	—	17
Deferred income taxes	8,153	8,153
Assets held for sale	1,700	1,700
Total current assets	54,365	54,091
Notes receivable (net of allowances of $539 in 2014 and $476 in 2015)	228	173
Fair value of interest rate swap	475	—
Property and equipment (net of accumulated depreciation of $155,495 in 2014 and $158,949 in 2015)	99,227	101,843
Broadcast licenses	385,726	387,367
Goodwill	24,684	24,816
Other indefinite-lived intangible assets	833	833
Amortizable intangible assets (net of accumulated amortization of $34,130 in 2014 and $36,774 in 2015)	12,395	11,343
Deferred financing costs	3,166	2,826
Other assets	2,060	2,699
Total assets	$583,159	$585,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,964	$4,587
Accrued expenses	12,704	11,920
Accrued compensation and related expenses	8,777	8,320
Accrued interest	48	49
Deferred revenue	13,205	12,695
Income tax payable	154	—
Current portion of long-term debt and capital lease obligations	1,898	5,327
Total current liabilities	39,750	42,898
Long-term debt and capital lease obligations, less current portion	275,607	272,912
Fair value of interest rate swap	—	501
Deferred income taxes	49,109	51,306
Deferred revenue	10,576	11,851
Other liabilities	4,123	1,115
Total liabilities	379,165	380,583
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,082,140 and 22,219,848 issued and 19,764,490 and 19,902,198 outstanding at December 31, 2014 and June 30, 2015, respectively	221	222
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2014 and June 30, 2015, respectively	56	56
Additional paid-in capital	240,493	241,389
Accumulated deficit	(2,770)	(2,253)
Treasury stock, at cost (2,317,650 shares at December 31, 2014 and June 30, 2015)	(34,006)	(34,006)
Total stockholders’ equity	203,994	205,408
Total liabilities and stockholders’ equity	$583,159	$585,991

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Net broadcast revenue	$49,129	$49,060	$95,898	$95,599
Net digital media revenue	12,319	11,499	23,631	22,290
Net publishing revenue	7,189	6,734	11,452	11,260
Total net revenue	68,637	67,293	130,981	129,149
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $364 and $365 for the three months ended June 30, 2014 and 2015, respectively, and $723 and $730 for the six months ended June 30, 2014 and 2015, respectively, paid to related parties)	35,815	35,187	69,161	69,104
Digital media operating expenses, exclusive of depreciation and amortization shown below	9,270	8,767	18,120	17,767
Publishing operating expenses, exclusive of depreciation and amortization shown below	6,809	6,469	11,815	10,966
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $5 and $36 for the three months ended June 30, 2014 and 2015, respectively, and $169 and $69 for the six months ended June 30, 2014 and 2015, respectively paid to related parties)	3,976	3,518	9,040	7,509
Depreciation	3,167	3,060	6,296	6,232
Amortization	1,529	1,315	3,137	2,644
Change in the estimated fair value of contingent earn-out consideration	242	(307)	369	(189)
Loss on the sale or disposal of assets	338	30	221	159
Total operating expenses	61,146	58,039	118,159	114,192
Operating income	7,491	9,254	12,822	14,957
Other income (expense):
Interest income	26	2	41	3
Interest expense	(4,068)	(3,874)	(7,847)	(7,678)
Change in the fair value of interest rate swap	(1,373)	444	(2,469)	(976)
Loss on early retirement of long-term debt	—	—	(8)	(41)
Net miscellaneous income and expenses	14	—	80	7
Income from operations before income taxes	2,090	5,826	2,619	6,272
Provision for income taxes	827	2,303	925	2,454
Net income	$1,263	$3,523	$1,694	$3,818

Basic earnings per share data:
Basic earnings per share	$0.05	$0.14	$0.07	$0.15
Diluted earnings per share data:
Diluted earnings per share	$0.05	$0.14	$0.07	$0.15
Distributions per share	$0.06	$0.07	$0.12	$0.13
Basic weighted average shares outstanding	25,172,696	25,429,127	25,118,839	25,387,813
Diluted weighted average shares outstanding	25,950,600	25,829,493	25,916,205	25,875,306

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
OPERATING ACTIVITIES
Net income	$1,694	$3,818
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	932	487
Tax benefit related to stock options exercised	77	112
Depreciation and amortization	9,433	8,876
Amortization of bank loan fees	344	314
Accretion of discount on Term Loan B	94	93
Accretion of acquisition-related deferred payments and contingent consideration	540	160
Provision for bad debts	1,510	911
Deferred income taxes	648	2,197
Change in the fair value of interest rate swap	2,469	976
Change in the estimated fair value of contingent earn-out consideration	369	(189)
Loss on early retirement of long-term debt	8	41
Loss on the sale or disposal of assets	221	159
Changes in operating assets and liabilities:
Accounts receivable	4,024	6,315
Prepaid expenses and other current assets	(407)	(1,463)
Accounts payable and accrued expenses	3,512	(2,674)
Deferred revenue	(3,733)	(4,359)
Other liabilities	(767)	327
Income taxes payable	(38)	(154)
Net cash provided by operating activities	20,930	15,947
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(5,980)	(4,207)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(137)	(947)
Escrow deposits related to acquisitions	(50)	(225)
Purchases of broadcast assets and radio stations	(4,563)	(5,186)
Purchases of digital media businesses and assets	(3,129)	(1,322)
Purchases of publishing businesses and assets	(2,774)	—
Proceeds from the sale of assets	2	—
Other	(228)	(390)
Net cash used in investing activities	(16,859)	(12,277)
FINANCING ACTIVITIES
Payments under Term Loan B	(2,250)	(2,000)
Proceeds from borrowings under Revolver	26,392	27,222
Payments under Revolver	(25,718)	(24,538)
Payments of costs related to bank credit facility	(14)	—
Payments of acquisition related contingent earn-out consideration	—	(1,177)
Payments of deferred installments due from acquisition activity	—	(935)
Proceeds from the exercise of stock options	975	298
Payments on capital lease obligations	(62)	(58)
Payment of cash distributions on common stock	(2,958)	(3,301)
Book overdraft	(269)	978
Net cash used in financing activities	(3,904)	(3,511)
Net increase in cash and cash equivalents	167	159
Cash and cash equivalents at the beginning of year	65	33
Cash and cash equivalents at end of period	232	192

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$6,682	$7,071
Cash paid for income taxes	$238	$316
Other supplemental disclosures of cash flow information:
Trade revenue	$3,524	$3,189
Trade expense	$3,379	$2,960
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$137	$947
Non-cash capital expenditures for property & equipment acquired under trade agreements	$—	$11
Estimated present value of contingent earn-out consideration	$2,047	$300
Deferred payments due 2014 under asset purchase agreement	$300	$—
Present value of deferred cash payments (due 2015)	$2,392	$—
Present value of deferred cash payments (due 2016)	$2,289	$—

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

Information with respect to the three and six months ended June 30, 2015 and 2014 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2014. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

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

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”) and Salem Media Representatives (“SMR”). SRN, SNN, SMN and SGN are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem owned and operated stations. SMR, a national advertising sales firm with offices in 11 U.S. cities, specializes in placing national advertising on religious and other commercial radio stations.

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

E-commerce sites include Salem Consumer Products (“SCP”), an e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities and Eagle Wellness and Gene Smart Wellness, online sites offering complementary health advice and sales of nutritional products.

On January 10, 2014, we acquired Regnery Publishing which resulted in a major shift in our publishing operating segment. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Ed Klein, Laura Ingraham, Mark Steyn and Dinesh D'Souza.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of June 30, 2015, we did not consolidate any entities with which we entered into LMAs or TBAs under the guidance in FASB ASC Topic 810.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the change in composition of our operating segments based on our acquisition of Eagle Publishing during 2014 to conform to how our chief operating decision makers, who we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. Refer to Note 17 – Segment Data for additional information.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 71% of our total assets as of June 30, 2015 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 14. There were no indications of impairment present as of the period ending June 30, 2015.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment present as of the period ending June 30, 2015.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the six months ending June 30, 2015, we completed or entered into the following transactions:

Debt

On January 30, 2015, we repaid $2.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest due as of that date. We recorded a $15,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $27,000 in bank loan fees associated with the principal repayment.

Equity

On June 2, 2015 we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The distribution of $1.7 million was paid on June 30, 2015 to all Class A and Class B common stockholders of record as of June 16, 2015

On March 5, 2015 we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The distribution of $1.6 million was paid on March 31, 2015 to all Class A and Class B common stockholders of record as of March 17, 2015.

Acquisitions

On June 4, 2015, we acquired the Gene Smart Wellness e-commerce website for $0.1 million in cash. Gene Smart Wellness products are complementary to our Eagle Wellness Products and are reported as digital revenue in our operating results as of the date of acquisition.

On May 12, 2015, we completed the acquisition of radio station WPGP-AM (formerly WDDZ-AM) in Pittsburgh, Pennsylvania, for $1.0 million in cash. The accompanying condensed consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment. We recorded goodwill of $5,400 associated with the going concern value of this radio station.

On May 7, 2015, we completed the acquisition of radio station WDWD-AM in Atlanta, Georgia, for $2.8 million in cash. The accompanying condensed consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment. We recorded goodwill of $5,200 associated with the going concern value of this radio station.

On May 6, 2015, we acquired domain names, mobile applications and code functionality for the Daily Bible Devotion for $1.1 million in cash. Under terms of the APA, we may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of certain benchmarks. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.1 million. The estimated fair value of the contingent earn-out consideration was determined using a probability weighted discounted cash flow model. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 14 to our condensed consolidated financial statements. The fair value of the contingent earn-out consideration will be reviewed quarterly over the two year earn-out period based on actual benchmarks achieved as compared to the estimates used in our forecasts. Changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. There were no changes in fair value or contingent earn-out estimates as of the period ending June 30, 2015. The accompanying condensed consolidated statements of operations reflect the operating results of the Daily Bible Devotional as of the closing date within our digital media operating segment. We recorded goodwill of $0.1 million associated with the organizational systems and procedures in place at the time of our purchase.

On April 7, 2015, we acquired land and real estate in Greenville, South Carolina, for $0.2 million in cash.

On March 27, 2015, we completed the acquisition of radio station WDYZ-AM in Orlando, Florida, for $1.3 million in cash. We began operating this station under an APA as of December 10, 2014. The accompanying condensed consolidated statements of operations reflect the operating results of this station as of the APA date within the broadcast operating segment. We recorded goodwill of $3,200 associated with the going concern value of this radio station.

On February 6, 2015, we acquired the assets and assumed deferred subscription liabilities for Bryan Perry’s Cash Machine and Bryan Perry’s Premium Income financial publications (“Bryan Perry Newsletters”). We recorded the net assets acquired at their estimated fair value of $0.2 million. We paid no cash to the seller upon closing. Future amounts payable to the seller are contingent upon net subscriber revenues over a two year period from the closing date, of which we will pay the seller 50%. There is no minimum or maximum contractual amount. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.2 million. As of June 30, 2015, we paid $14,167 to the seller as contingent consideration, which is consistent with the estimates used in our purchase price allocation. The estimated fair value of the contingent earn-out consideration was determined using a probability weighted discounted cash flow model. The fair value measurement includes revenue forecasts which are a Level 3 measurement as discussed in Note 14 to our condensed consolidated financial statements. The fair value of the contingent earn-out consideration will be reviewed quarterly over the two year earn-out period based on actual subscription revenue earned as compared to the estimated subscription revenue used in our forecasts. Changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. There were no changes in fair value or contingent earn-out estimates as of the six months ending June 30, 2015. The accompanying condensed consolidated statements of operations reflect the operating results of the Bryan Perry newsletters as of the closing date within our digital media operating segment. We recorded goodwill of $2,600 associated with the organizational systems and procedures in place at the time of our purchase.

Throughout the six month period ending June 30, 2015, we acquired domain names and other assets associated with our digital media operating segment for approximately $0.1 million in cash.

A summary of our business acquisitions and asset purchases for the six months ended June 30, 2015, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
June 4, 2015	Gene Smart Wellness (asset acquisition)	100
May 12, 2015	WPGP-AM (formerly WDDZ-AM), Pittsburgh, Pennsylvania (business acquisition)	$1,000
May 7, 2015	WDWD-AM, Atlanta, Georgia (business acquisition)	2,750
May 6, 2015	Daily Bible Devotion (business acquisition)	1,242
April 7, 2015	Land and Studio Building, Greenville, South Carolina (asset purchase)	201
March 27, 2015	WDYZ-AM, Orlando, Florida (business acquisition)	1,300
February 6, 2015	Bryan Perry Newsletters (business acquisition)	158
Various	Purchase of domain names and digital media assets (asset purchases)	122
		$6,873

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees are expensed as incurred in corporate operating expenses. We recognized costs associated with acquisitions of $0.2 million during the six month period ending June 30, 2015 compared to $0.3 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying condensed consolidated statements of operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 14 -Fair Value Measurements. The following table summarizes the total acquisition consideration for the six months ended June 30, 2015:

Description	Total Consideration
(Dollars in thousands)
Cash payments	$6,508
Escrow deposits paid in prior years	65
Present value of estimated fair value contingent earn out consideration due 2016	176
Present value of estimated fair value contingent earn out consideration due 2017	124
Total purchase price consideration	$6,873

The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast Assets Acquired	Net Digital Media Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$3,823	$361	$4,184
Broadcast licenses	1,414	—	1,414
Goodwill	14	118	132
Customer lists and contracts	—	15	15
Domain and brand names	—	404	404
Subscriber base and lists	—	1,122	1,122
Non-compete agreements	—	49	49
Liabilities
Deferred revenues	—	(447)	(447)
	$5,251	$1,622	$6,873

Pending Transactions

On June 2, 2015, we entered an APA to acquire Daily Bible mobile applications, including content, code and functionality for $1.5 million in cash. We expect the transaction to close in the third quarter of 2015.

On May 22, 2015, we entered an APA to acquire radio station WMKI-AM in Boston, Massachusetts, for $0.5 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the third quarter of 2015.

On May 22, 2015, we entered an APA to acquire radio station KMKI-AM in Dallas, Texas, for $3.0 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the third quarter of 2015.

On April 1, 2015, we entered an APA to acquire radio station KKSP-FM in Little Rock, Arkansas, for $1.5 million in cash. We began programming KKSP-FM, Little Rock, Arkansas, and KHTE-FM, Little Rock, Arkansas under TBA’s as of April 1, 2015. The purchase of KKSP-FM is subject to the approval of the FCC and is expected to close in the third quarter of 2015. We will continue to program KHTE-FM under the TBA agreement.

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

On May 6, 2015, we acquired domain names, mobile applications and code functionality for the Daily Bible Devotion for $1.1 million in cash. Under the terms of the APA, we may pay up to an additional $.03 million in contingent earn-out consideration payable over the next two years based upon on the achievement of certain benchmarks. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.1 million. The fair value of the contingent earn-out consideration will be reviewed quarterly over the two year earn-out period based on actual benchmarks achieved as compared to the estimates used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. There were no changes in fair value or contingent earn-out estimates as of the period ending June 30, 2015.

On February 6, 2015, we recorded an estimate of contingent earn-out consideration payable upon the realization of subscription revenue from our acquisition of the Bryan Perry Newsletters over a two year period. Using a probability-weighted discounted cash flow model, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the present value of $158,000. There is no minimum or maximum contractual amount that we may be required to pay to the seller. We believe that our experience with digital publications and renewals provides a reasonable basis for our estimate. The fair value of the contingent earn-out consideration will be reviewed quarterly over the two year earn-out period based on actual subscription revenue earned as compared to the estimated subscription revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. There were no changes in our estimates as of the three or six months ending June 30, 2015.

On January 10, 2014, we recorded an estimate of contingent earn-out consideration payable upon achievement of certain revenue benchmarks over a three-year period related to our acquisition of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date. We recorded net increases of $0.4 million in the fair value of the contingent earn-out consideration associated with Eagle entities of which $22,000 is reflected in our results of operations for the six months ending June 30, 2015. The net increase reflects actual revenues earned by Eagle entities in excess of those estimated at the time of our projections. We will continue to review our estimates over the remaining earn-out period of 1.5 years. As of June 30, 2015, we have paid Eagle of $0.9 million of amounts earned under the contingent consideration arrangement and we may pay up to an additional $6.0 million over the remaining earn-out period based on the achievement of certain revenue benchmarks. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $1.7 million at June 30, 2015.

On December 10, 2013, we recorded an estimate of contingent earn-out consideration payable upon achievement of page view milestones over a two-year period related to our acquisition of Twitchy.com. Using a probability-weighted discounted cash flow model, we estimated the fair value of the $1.2 million total contingent earn-out consideration at the present value of $0.6 million as of the closing date. We recorded a net increase of $0.1 million in the fair value of the contingent earn-out consideration associated with Twitchy.com of which a decrease of $ 0.2 million is reflected in our results of operations for the six months ending June 30, 2015. The change reflects actual page views for the current year that are below those estimated at the time of our projections. We will continue to review our estimates over the remaining 0.5 years earn-out period. As of June 30, 2015, we have paid $0.6 million in cash toward the contingent earn-out consideration and may pay up to an additional $0.7 million over the remaining earn-out based on the achievement of certain page view milestones established in the purchase agreement. The estimated fair value of the contingent earn-out consideration is recorded at the present value of $0.2 million at June 30, 2015.

Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount as applicable, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

The following table reflects the changes in the present value of our acquisition-related contingent earn-out consideration for the three and six months ended June 30, 2015:

	Three Months ending June 30, 2015
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of April 1, 2015	$2,251	$1,035	$3,286
Acquisitions	88	54	142
Accretion of acquisition-related contingent consideration	21	11	32
Change in the estimated fair value of contingent earn-out consideration	(293)	(14)	(307)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(877)	—	(877)
Ending Balance as of June 30, 2015	$1,190	$1,086	$2,276

	Six Months ending June 30, 2015
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2015	$1,575	$1,710	$3,285
Acquisitions	176	124	300
Accretion of acquisition-related contingent consideration	31	26	57
Change in the estimated fair value of contingent earn-out consideration	(213)	24	(189)
Reclassification of payments due in next 12 months to short-term	798	(798)	—
Payments	(1,177)	—	(1,177)
Ending Balance as of June 30, 2015	$1,190	$1,086	$2,276

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$215	$88	$620	$316
Restricted stock awards compensation expense included in corporate expenses	—	14	—	15
Stock option compensation expense included in broadcast operating expenses	64	25	189	77
Stock option compensation expense included in digital media operating expenses	36	19	94	55
Stock option compensation expense included in publishing operating expenses	14	10	29	24
Total stock-based compensation expense, pre-tax	$329	$156	$932	$487
Tax provision for stock-based compensation expense	(132)	(63)	(373)	(195)
Total stock-based compensation expense, net of tax	$197	$93	$559	$292

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

We use the Black-Scholes valuation model to estimate the grant date fair value of stock options and of restricted stock. The expected volatility reflects the consideration of the historical volatility of our stock as determined by the closing price over a six to ten year term that is generally commensurate with the expected term of the award. Expected dividends reflect the quarterly distributions authorized and declared on our Class A and Class B common stock as of the grant date. The expected term of the awards are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the award are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the valuation model.

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Expected volatility	67.08%	n/a	74.98%	52.37%
Expected dividends	2.82%	n/a	2.70%	4.28%
Expected term (in years)	8.0	n/a	7.8	3.0
Risk-free interest rate	2.21%	n/a	2.27%	0.85%

Stock option information with respect to the company’s stock-based equity plans during the six months ended June 30, 2015 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2015	1,816,204	$4.88	$3.39	4.8 years	$5,718
Granted	10,000	6.08	1.98
Exercised	(137,708)	2.16	1.31
Forfeited or expired	(54,462)	12.15	8.05
Outstanding at June 30, 2015	1,634,034	$4.87	$3.40	4.7 years	$2,979
Exercisable at June 30, 2015	885,859	$5.22	$3.72	3.6 years	$1,365
Expected to Vest	710,395	$4.46	$3.01	6.0 years	$1,532

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 30, 2015 of $6.33 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the six months ended June 30, 2014 and 2015 was $1.5 million and $1.3 million, respectively.

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

The fair values of shares of restricted stock awards are determined based on the closing price of the company common stock on the grant dates. Information regarding the company’s restricted stock awards during the six months ended June 30, 2015 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2015	—	$—		$—
Granted	10,000	5.83	1.0 years	63
Vested	—	—
Forfeited	—	—
Unvested outstanding at June 30, 2015	10,000	$5.83	0.7 years	$63

As of June 30, 2015, there was $0.6 million of total unrecognized compensation cost related to non-vested awards of stock. This cost is expected to be recognized over a weighted average period of 1.24 years.

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

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which covers a wide range of Topics in the Codification. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. As the objectives of this standard are to clarify the Codification; correct unintended application of guidance, eliminate inconsistencies, and to improve the codification’s presentation of guidance, the adoption of this standard is not expected to impact our financial position, results of operations, cash flows, or presentation thereof.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for fiscal years beginning after December 15, 2015. We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

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

NOTE 8. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.2 million and $0.5 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six months ended June 30, 2015, respectively, in comparison to $0.3 million and $0.9 million for the three and six months ended June 30, 2014.

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

The following table shows distributions that have been declared and paid since January 1, 2014:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (Dollars in thousands)
June 2, 2015	June 30, 2015	$0.0650	$1,654
March 5, 2015	March 31, 2015	$0.0650	1,647
December 2, 2014	December 29, 2014	$0.0650	1,646
September 2, 2014	September 30, 2014	$0.0625	1,579
May 27, 2014	June 30, 2014	$0.0600	1,514
March 6, 2014	March 31, 2014	$0.0575	1,444

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

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and six months ended June 30, 2014 and 2015, approximately $48,000 and $94,000, respectively, and $47,000 and $93,000, respectively, of the discount has been recognized as interest expense including approximately $27,000 of bank loan fees.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At June 30, 2015, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.04%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of June 30, 2015, our leverage ratio was 5.39 to 1 compared to our compliance covenant of 6.25 and our interest coverage ratio was 3.30 compared to our compliance ratio of 2.25. We were in compliance with our debt covenants under the credit facility at June 30, 2015.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2014 and June 30, 2015 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2014	As of June 30, 2015
	(Dollars in thousands)
Term Loan B	$274,933	$273,041
Revolver	1,784	4,468
Capital leases and other loans	788	730
	277,505	278,239
Less current portion	(1,898)	(5,327)
	$275,607	$272,912

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2015:

•	Outstanding borrowings of $274.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $4.5 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

• Commitment fees of 0.50% on any unused portion of the revolver.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2015 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2016	$5,327
2017	3,109
2018	3,112
2019	3,102
2020	3,103
Thereafter	260,486
$278,239

NOTE 10. DEFERRED FINANCING COSTS

Deferred financing costs consist of bank loan fees incurred upon entering our Term Loan B and Revolver as of March 14, 2013. The costs are being amortized over the seven year term of the Term Loan B and the five year term of the Revolver as an adjustment to interest expense. During the six months ended June 30, 2015, approximately $27,000 of bank loan fees were written off in conjunction with the early retirement of the Term Loan B. Deferred financing costs were $3.2 million at December 31, 2014 and $2.8 million at June 30, 2015.

NOTE 11. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2015
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,925	$(17,824)	$2,101
Domain and brand names	15,871	(10,458)	5,413
Favorable and assigned leases	2,379	(1,842)	537
Subscriber base and lists	5,424	(3,142)	2,282
Author relationships	2,245	(1,451)	794
Non-compete agreements	937	(721)	216
Other amortizable intangible assets	1,336	(1,336)	—
	$48,117	$(36,774)	$11,343

	As of December 31, 2014
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,910	$(16,558)	$3,352
Domain and brand names	15,465	(9,722)	5,743
Favorable and assigned leases	2,379	(1,795)	584
Subscriber base and lists	4,302	(2,671)	1,631
Author relationships	2,245	(1,379)	866
Non-compete agreements	888	(669)	219
Other amortizable intangible assets	1,336	(1,336)	—
	$46,525	$(34,130)	$12,395

Based on the amortizable intangible assets as of June 30, 2015, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2015 (July – Dec)	$2,463
2016	3,266
2017	1,862
2018	1,632
2019	1,228
Thereafter	892
Total	$11,343

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

Options to purchase 1,913,958 and 1,634,034 shares of Class A common stock were outstanding at June 30, 2014 and 2015, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of June 30, 2014 and 2015 there were 777,904 and 400,366 dilutive shares, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge. Changes in the fair value of this non-cash flow hedge are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $0.5 million as of June 30, 2015, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14.

	As of December 31, 2014	As of June 30, 2015
	(Dollars in thousands)
Fair value of interest rate swap asset (liability)	$475	$(501)

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

As of June 30, 2015, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	June 30, 2015
	Total Fair Value and Carrying Value	Fair Value Measurement Category
	on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$192	$192	$—	$—
Trade accounts receivable, net	34,842	34,842	—	—
Liabilities:
Accounts payable	4,587	4,587	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	11,920	10,730	—	1,190
Accrued interest	49	49	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	1,115	29	—	1,086
Long-term debt	278,239	278,239	—	—
Fair value of interest rate swap	501	—	501	—

NOTE 15. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes. We recorded no adjustments to our unrecognized tax benefits as of June 30, 2015 and 2014.  At December 31, 2014, we had $0.5 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $3.0 million as of June 30, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

Segment performance, as we define it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. The table below presents financial information for each operating segment as of June 30, 2014 and 2015 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2015
Net revenue	$49,060	$11,499	$6,734	$—	$67,293
Operating expenses	35,187	8,767	6,469	3,518	53,941
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$13,873	$2,732	$265	$(3,518)	$13,352
Depreciation	1,889	782	167	222	3,060
Amortization	23	1,156	135	1	1,315
Change in the estimated fair value of contingent earn-out consideration	—	(244)	(63)	—	(307)
Loss on disposal of assets	30	—	—	—	30
Net operating income (loss)	$11,931	$1,038	$26	$(3,741)	$9,254

Three Months Ended June 30, 2014
Net revenue	$49,129	$12,319	$7,189	$—	$68,637
Operating expenses	35,815	9,270	6,809	3,976	55,870
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$13,314	$3,049	$380	$(3,976)	$12,767
Depreciation	1,995	761	133	278	3,167
Amortization	24	1,202	303	—	1,529
Change in the estimated fair value of contingent earn-out consideration	—	90	152	—	242
Loss on disposal of assets	338	—	—	—	338
Net operating income (loss)	$10,957	$996	$(208)	$(4,254)	$7,491

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2015
Net revenue	$95,599	$22,290	$11,260	$—	$129,149
Operating expenses	69,104	17,767	10,966	7,509	105,346
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$26,495	$4,523	$294	$(7,509)	$23,803
Depreciation	3,840	1,558	335	499	6,232
Amortization	46	2,326	271	1	2,644
Change in the estimated fair value of contingent earn-out consideration	—	(211)	22	—	(189)
(Gain) loss on disposal of assets	159	—	(1)	1	159
Net operating income (loss)	$22,450	$850	$(333)	$(8,010)	$14,957

Six Months Ended June 30, 2014
Net revenue	$95,898	$23,631	$11,452	$—	$130,981
Operating expenses	69,161	18,120	11,815	9,040	108,136
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$26,737	$5,511	$(363)	$(9,040)	$22,845
Depreciation	3,983	1,514	234	565	6,296
Amortization	52	2,480	605	—	3,137
Change in the estimated fair value of contingent earn-out consideration	—	217	152	—	369
Loss on disposal of assets	221	—	—	—	221
Net operating income (loss)	$22,481	$1,300	$(1,354)	$(9,605)	$12,822

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2015
Inventories, net	$—	$402	$456	$—	$858
Property and equipment, net	84,616	7,180	1,830	8,217	101,843
Broadcast licenses	387,367	—	—	—	387,367
Goodwill	3,969	19,795	1,044	8	24,816
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	537	9,148	1,656	2	11,343

As of December 31, 2014
Inventories, net	$—	$222	$350	$—	$572
Property and equipment, net	81,948	7,111	1,941	8,227	99,227
Broadcast licenses	385,726	—	—	—	385,726
Goodwill	3,955	19,677	1,044	8	24,684
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	583	9,884	1,926	2	12,395

The table below presents financial information for each operating segment as of June 30, 2014 with a comparison of the results under the prior composition of our operating segments as compared to the new composition:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	As Reported Original (1)	As Updated New	As Reported Original (1)	As Updated New
	(Dollars in thousands)
Net Revenue by Segment:
Net broadcast revenue	$47,855	$49,129	$93,431	$95,898
Net digital media revenue	14,390	12,319	27,300	23,631
Net publishing revenue	6,392	7,189	10,250	11,452
Total net revenue	$68,637	$68,637	$130,981	$130,981
Operating expenses by segment:
Broadcast operating expenses	$33,910	$35,815	$65,099	$69,161
Digital media operating expenses	10,063	9,270	19,891	18,120
Publishing operating expenses	6,439	6,809	10,858	11,815
Unallocated corporate expenses	5,458	3,976	12,288	9,040
	$55,870	$55,870	$108,136	$108,136
Net operating income before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$7,491	$7,491	$12,822	$12,822

(1)	Includes the reclassification of $11,000 of revenue share commissions to digital media operating expenses from digital media revenue to conform to current presentation.

NOTE 18. SUBSEQUENT EVENTS

On July 1, 2015, we acquired DividendInvestor.com for $1.0 million in cash. DividendInvestor.com is a website offering stock screening tools and dividend information for individual subscribers to obtain dividend information and data.

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

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”) and Salem Media Representatives (“SMR”). SRN, SNN, SMN and SGN are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem owned and operated stations. SMR, a national advertising sales firm with offices in 11 U.S. cities, specializes in placing national advertising on religious and other commercial radio stations.

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

Revenues generated from our radio stations are reported as broadcast revenue in our condensed consolidated financial statements included in Part 1 of this quarterly report on Form 10-Q. Broadcast revenues are impacted by the rates radio stations can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered or downloads made, and the number of events held, including the size of the event and the number of attendees. Block programming rates are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services for most of our radio stations. In select markets, we subscribe to Nielsen Audio, which develops quarterly reports measuring a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time available for block programming and/or advertising, which may vary at different times of the day.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize trade agreements to exchange advertising time for goods or services in lieu of cash. We enter trade and barter agreements if the goods or services we receive can be used in our business or can be sold under listener purchase programs. We minimize use of trade agreements with our general policy of not preempting paid airtime for trade. In each of the six month periods ending June 30, 2014 and 2015, we sold 97% of our broadcast revenue for cash.

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

Digital Media (formerly “Internet and e-commerce”)

Web based and digital content has been a significant growth area for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications and Perry Newsletters, that provide market analysis and investment advice for individual subscribers from financial commentators. Church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States.

E-commerce sites include Salem Consumer Products (“SCP”), an e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities and Eagle Wellness and Gene Smart Wellness, online sites offering complementary health advice and sales of nutritional products.

The revenues generated from this segment are reported as digital media revenue in our condensed consolidated financial statements include in Part 1 of this quarterly report on Form 10-Q. Digital media revenues are impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered or the number of downloads made, and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter over quarter comparisons based on the date in which the Easter holiday is observed, as this holiday generates a higher volume of video downloads from our church product sites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with SCP and Wellness products.

Publishing

On January 10, 2014, we acquired Regnery Publishing which resulted in a major shift in our publishing operating segment. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, Michelle Malkin, David Limbaugh, Ed Klein, Laura Ingraham, Mark Steyn and Dinesh D'Souza.

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

Revenues generated from these entities are reported as publishing revenue in our condensed consolidated financial statements include in Part 1 of this quarterly report on Form 10-Q. Publishing revenue is impacted by the retail price of books and e-books, the number of printed books sold, the number and retail price of e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are made. Regnery Publishing revenues can fluctuate from period to period based on our ability to produce books that reach best-seller status. Regnery Publishing revenue also fluctuates with political elections as their content typically generates higher interest levels and demand for publications containing conservative and political based opinions during active election periods.

Operating expenses incurred by Salem Publishing™ include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) printing and production costs, including paper costs, (v) cost of goods sold, and (vi) inventory reserves.

KNOWN TRENDS AND UNCERTAINTIES

Although advertising revenues have stabilized following the decline that began in 2008, broadcast advertising revenue growth remains challenged. We are particularly dependent on broadcast revenues in our Los Angeles and Dallas markets, which generated 10.0% and 8.9%, respectively, of our total net revenue for the six month period ending June 30, 2015. Advertising and subscription revenues from print magazines are negatively impacted by the growing use of other mediums, specifically digital, to deliver the same information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Because digital media is a concentrated growth area for us, decreases in revenue streams from these areas could affect our operating results, financial condition and results of operations. We continue to explore opportunities to cross-promote our brand and our content, including our broadcast markets, digital media, Internet sites, mobile applications, and our printing and publication media.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The following factors affected our results of operations and cash flows for the three months ended June 30, 2015 as compared to the same period of the prior year:

Equity

•	On June 2, 2015 we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The distribution of $1.7 million was paid on June 30, 2015 to all Class A and Class B common stockholders of record as of June 16, 2015.

Acquisitions

•	On June 4, 2015, we acquired the Gene Smart Wellness e-commerce website for $0.1 million in cash.

•	On May 12, 2015, we completed the acquisition of radio station WPGP-AM (formerly WDDZ-AM) in Pittsburg, Pennsylvania, for $1.0 million in cash.

•	On May 7, 2015, we completed the acquisition of radio station WDWD-AM in Atlanta, Georgia, for $2.8 million in cash.

•	On May 6, 2015, we acquired domain names, mobile applications and code functionality for the Daily Bible Devotion for $1.1 million in cash. We may pay up to an additional $300,000 in contingent earn-out consideration payable over the next two years based upon on the achievement of certain benchmarks.

•	On April 7, 2015, we acquired land and real estate in Greenville, South Carolina, for $0.2 million in cash.

Net Broadcast Revenue

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$49,129	$49,060	$(69)	(0.1)%	71.6%	72.9%
Same Station Net Broadcast Revenue	$48,960	$48,363	$(597)	(1.2)%

The following table shows the dollar amount and percentage of net broadcast revenue for each revenue source.

	Three Months Ended June 30,
	2014		2015
	(Dollars in thousands)
Block Programming
National	$11,176	22.7%	$11,396	23.2%
Local	8,267	16.8%	8,644	17.6%
	19,443	39.5%	20,040	40.8%
Broadcast Advertising:
National	3,752	7.6%	3,719	7.6%
Local	16,597	33.8%	16,403	33.4%
	20,349	41.4%	20,122	41.0%
Station Digital	1,274	2.6%	1,382	2.8%
Infomercials	1,059	2.2%	681	1.4%
Network	3,887	7.9%	3,465	7.1%
Other	3,117	6.4%	3,370	6.9%
Net Broadcast Revenue	$49,129	100.0%	$49,060	100.0%

Block programming revenue increased $0.6 million due to a higher number of national and local programs featured on our Christian Teaching & Talk and News Talk format stations. The increase in the number of programmers featured on-air also resulted in higher demands for premium time slots and the realization of higher rates.

Advertising revenue, net of agency commissions, declined $0.2 million. Included in this amount is a $0.3 million decline in political advertising, which was $0.4 million for the three months ending June 30, 2014 based upon the then upcoming local and congressional elections, compared to $0.1 million during the same period of the current year. Excluding the impact of political advertisements, net advertising revenue increased $0.1 million due to increases in demand from national advertisers on our CCM format stations.

Digital revenue generated from our radio stations increased $0.1 million based on a higher volume of sales. The increase is attributable to our efforts in promoting the advertising value of our station websites.

Declines in infomercial revenues of $0.4 million reflect our ongoing efforts to feature programming tailored to our listening audience that is consistent with our company values. We have reduced the use of infomercial programs that we believe are not of interest to our listeners.

Network revenue declined $0.4 million due to a decrease of $0.2 million in music network revenue during the three months ending June 30, 2015 as compared to the same period of the prior year, a $0.1 million decline in advertising revenue associated with studio releases and promotions of faith-based movies, and a decline of $0.1 million in talk show revenue due to temporary programming changes due to the illness of the host.

Increases in other revenue includes $0.1 million in income from an FM Translator and HD Channel agreement and $0.1 million from listener purchase programs, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers.

Net Digital Media Revenue

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$12,319	$11,499	$(820)	(6.7)%	17.9%	17.1%

The following table shows the dollar amount and percentage of net digital media revenue for each revenue source.

	Three Months Ended June 30,
	2014		2015
	(Dollars in thousands)
Digital Advertising, Net	$6,327	51.3%	$5,999	52.2%
Digital Streaming	1,068	8.7%	1,100	9.5%
Digital Subscriptions	1,486	12.1%	1,331	11.6%
Digital Downloads	2,421	19.6%	2,134	18.5%
e-commerce	809	6.6%	869	7.6%
Other	208	1.7%	66	0.6%
Net Digital Media Revenue	$12,319	100.0%	$11,499	100.0%

Declines in digital advertising revenue, net of agency commissions, of $0.3 million reflect the impact of political revenues on the three month period ending June 30, 2014 and the then upcoming local and congressional elections. The non-political season also impacts our page views as readers are likely to view more pages during election periods. Our page views were also impacted by changes in the Facebook newsfeed algorithm that makes it more difficult to drive traffic from Facebook to our websites. Total page views from all of our websites were down 9% from the same period of the prior year including an 11% decline in page views from our conservative content sites. The reduction in page views results in a decline in ad revenue based on volume.

Digital streaming revenue was consistent with the prior year both in sales volume and in rates.

Declines in digital subscription revenue of $0.2 million reflect lower distribution levels from a 23% decline in the number of new subscriptions sold. The sale of new subscriptions was impacted by a rebranding effort that was underway during the first half of 2015. The decline was partially offset by a 9% increase in the number of renewals.

Digital download revenue decreased $0.3 million from a reduction in the number of downloads from our Church Products division websites, including a $0.2 million decline in mini-movie downloads on our WorshipHouseMedia.com website. The decline in downloads of these third-party produced mini-movies are common throughout the industry as users become more adept at creating their own content. We believe that our sermon content is unique and valuable and will continue to positively impact revenue growth, particularly during Christian holiday periods.

E-commerce revenue increased $0.1 million based on a higher volume of sales of Eagle Wellness products that we believe to be directly attributable to our cross-promotions and marketing efforts on our integrated media platform.

Net Publishing Revenue

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$7,189	$6,734	$(455)	(6.3)%	10.5%	10.0%

	Three Months Ended June 30,
	2014		2015
	(Dollars in thousands)
Book Sales	$5,657	78.7%	$4,511	67.0%
Estimated Sales Returns & Allowances	(1,859)	(25.8)%	(1,369)	(20.3)%
e-Book Sales	545	7.6%	802	11.9%
Self-Publishing Fees	1,412	19.6%	1,477	21.9%
Print Magazine Subscriptions	582	8.1%	490	7.3%
Print Magazine Advertisements	539	7.5%	448	6.6%
Other	313	4.3%	375	5.6%
Net Publishing Revenue	$7,189	100.0%	$6,734	100.0%

Consolidated book sale revenues decreased $1.2 million, including a $1.1 million decline in sales volume from Regnery Publishing. The decline reflects the number of titles on the New York Times bestseller list, which was one title during the three months ending June 30, 2015 compared to two titles during the same period of the prior year. The estimated sales returns and allowances also declined $0.5 million based on the lower volume of print book sales. Xulon Press book sales were consistent at $1.0 million for each of the three month periods ended June 30, 2015 and 2014.

E-Book sales from Regnery Publishing increased $0.3 million from increases in the number of new publications available, which totaled four publications during the three month period ending June 30, 2015 compared to one publication during the same period of the prior year.

Xulon Press self-publishing fees increased $0.1 million from an increase in the number of authors utilizing the services with no change in rates. We believe that our ability to cross-promote Xulon’s self-publishing services to authors that are not published through Regnery will provide ongoing growth potential.

Print magazine revenue continues to decline with a $0.1 million drop in subscription revenue and a corresponding $0.1 million decline in advertising revenues based on rates consistent with the lower distribution levels. As of December 2014, we discontinued printing and distributing Townhall Magazine, the content of which is currently only available online. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$35,815	$35,187	$(628)	(1.8)%	52.2%	52.3%
Same Station Broadcast Operating Expenses	$35,655	$34,544	$(1,111)	(3.1)%

Broadcast operating expenses declined $0.6 million due to reductions in discretionary spending including $0.6 million in advertising and promotions, $0.2 million in travel and entertainment, $0.1 million in music and license fees and $0.1 million professional services. We also realized savings of $0.1 million attributable to utility savings and office supply expenses. Our costs saving efforts were offset by a $0.6 million increase in employee benefit costs associated with group health insurance premiums and a $0.1 million increase in production and programming costs. On a same-station basis, the decrease in broadcast operating expenses reflects these same items net of the impact of start-up costs associated with format changes and station launches.

Digital Media Operating Expenses

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$9,270	$8,767	$(503)	(5.4)%	13.5%	13.0%

Across all digital platforms we incurred lower variable costs consistent with lower revenues. Savings in variable operating costs include a $0.2 million decline in royalties, a $0.1 million decline in professional services and a $0.1 million decline in streaming and hosting expenses. Personnel-related costs were flat with $0.1 million of savings from sales commissions offset by an increase in employee benefit costs from higher group health insurance premiums.

Publishing Operating Expenses

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$6,809	$6,469	$(340)	(5.0)%	9.9%	9.6%

Publishing operating expenses include cost of goods sold associated with Regnery Publishing of $0.5 million for the three months ending June 30, 2015 compared to $0.7 million for the same period of the prior year. The decline in the costs of goods sold of $0.2 million is consistent with the decline in revenue and there are no significant changes to our margins. Based on the lower unit sales from Regnery Publishing, we also generated savings from other variable costs, including $0.1 million in royalties, which were offset by a $0.2 million increase in advertising and promotion costs.

Operating expenses associated with our print magazines declined $0.2 million, including $0.1 million in printing and mailing costs and $0.1 million personnel-related costs, due to the discontinuation of production for Townhall Magazine and lower levels of distribution for all other publications due to declines in the number of subscribers.

Xulon Press operating expenses were consistent with those of the prior year.

Unallocated Corporate Expenses

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,976	$3,518	$(458)	(11.5)%	5.8%	5.2%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not directly attributable to any one of our operating segments. Decreases in these costs over the same period of the prior year include a $0.2 million decline in personnel-related costs net of higher group health insurance premiums of approximately $57,000, a $0.1 million decline in non-cash stock based compensation expense and a $0.1 million decrease in acquisition-related costs. We continue to seek cost effective ways to reduce overhead operating costs and expenses.

Depreciation Expense

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,167	$3,060	$(107)	(3.4)%	4.6%	4.5%

Depreciation expenses are consistent with those of the same period of the prior year.

Amortization Expense

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,529	$1,315	$(214)	(14.0)%	2.2%	2.0%

The decrease in amortization expense reflects the higher acquisition volume in early 2014, and our acquisition of WorshipHouseMedia..com in 2011 that included intangibles such as advertising agreements, customer lists and domain names, with estimated useful lives ranging from one to five years that were fully depreciated at or near the three month period ending June 30, 2015.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$242	$(307)	$(549)	(226.9)%	0.4%	(0.5)%

We recorded a net increase of $0.1 million in the fair value of the contingent earn-out consideration associated with Twitchy.com of which a decrease of $ 0.2 million is reflected in our results of operations for the three months ending June 30, 2015. The change reflects actual page views for the current year that are below those estimated at the time of our projections. We will continue to review our estimates over the remaining 0.5 years earn-out period.

We recorded net increases of $0.4 million in the fair value of the contingent earn-out consideration associated with Eagle entities of which a decrease of $63,000 is reflected in our results of operations for the three months ending June 30, 2015. The net increase reflects actual revenues earned by Eagle entities in excess of those estimated at the time of our projections. We will continue to review our estimates over the remaining earn-out period of 1.5 years.

Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, as applicable, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

Loss on the Sale or Disposal of Assets

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Loss on the sale or disposal of assets	$338	$30	$(308)	(91.1)%	0.5%	—%

The net loss on disposal of assets for the three months ended June 30, 2015 represents various fixed asset and equipment disposals. The net loss on the sale or disposal of assets for the same period of the prior year includes $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.1 million loss associated with the relocation of our office and studio facility in our San Francisco, California market, and various other insignificant fixed asset and equipment disposals.

Other Income (Expense)

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$26	$2	$(24)	(92.3)%	—%	—%
Interest expense	(4,068)	(3,874)	194	(4.8)%	(5.9)%	(5.8)%
Change in the fair value of interest rate swap	(1,373)	444	1,817	(132.3)%	(2.0)%	0.7%
Net miscellaneous income and (expenses)	14	—	(14)	(100.0)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes. The $24,000 decline is due to a decrease in the balances outstanding on promissory notes during the three months ending June 30, 2015 as compared to the same period of the prior year.

The decrease in interest expense of $0.2 million includes a $0.1 million decline in interest payments associated with our interest rate swap, a $36,000 decline in interest payments on the remaining principal balance outstanding on our Term Loan B, and a $21,000 decline due to increases in capitalized interest for self-constructed assets.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013.

Net miscellaneous income and expenses includes royalty income, fees for our real estate properties, and insurance proceeds.

Provision for Income Taxes

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$827	$2,303	$1,476	178.5%	1.2%	3.4%

In accordance with FASB ASC Topic 740, Income Taxes, our tax provision for income taxes was $2.3 million for the three months ended June 30, 2015 compared to $0.1 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 39.5% for the three months ended June 30, 2015 compared to 39.6% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income (Loss)

	Three Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$1,263	$3,523	$2,260	178.9%	1.8%	5.2%

We recognized net income of $3.5 million for the three months ending June 30, 2015 compared to $1.3 million in the same period of the prior year. The change reflects the $1.8 million increase in operating income based on lower operating expenses, a $1.8 million decrease in the charge associated with the change in fair value of our interest rate swap agreement and a $0.2 million decrease in interest expense offset a $1.5 million increase in our tax provision.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

The following factors affected our results of operations and cash flows for the six months ended June 30, 2015 as compared to the same period of the prior year:

Financing

•	On January 30, 2015, we repaid $2.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded a $15,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $27,000 in bank loan fees associated with the principal payment.

Equity

•	On June 2, 2015 we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The distribution of $1.7 million was paid on June 30, 2015 to all Class A and Class B common stockholders of record as of June 16, 2015.

•	On March 5, 2015, we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The quarterly distribution of $1.6 million was paid on March 31, 2015 to all Class A and Class B common stockholders of record as of March 17, 2015.

Acquisitions

•	On June 4, 2015, we acquired the Gene Smart Wellness e-commerce website for $0.1 million in cash.

•	On May 12, 2015, we completed the acquisition of radio station WPGP-AM (formerly WDDZ-AM) in Pittsburg, Pennsylvania, for $1.0 million in cash.

•	On May 7, 2015, we completed the acquisition of radio station WDWD-AM in Atlanta, Georgia, for $2.8 million in cash.

•	On May 6, 2015, we acquired domain names, mobile applications and code functionality for the Daily Bible Devotion for $1.1 million in cash. We may pay up to an additional $300,000 in contingent earn-out consideration payable over the next two years based upon on the achievement of certain benchmarks.

•	On April 7, 2015, we acquired land and real estate in Greenville, South Carolina, for $0.2 million in cash.

•	On March 27, 2015, we completed the acquisition of radio station WDYZ-AM in Orlando, Florida for $1.3 million in cash.

•	On February 6, 2015, we acquired Bryan Perry Newsletters Cash Machine and Premium Income financial publications for $0.2 million payable in future contingent earn-out installments based on subscription revenue.

Net Broadcast Revenue

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$95,898	$95,599	$(299)	(0.3)%	73.2%	74.0%
Same Station Net Broadcast Revenue	$95,680	$94,331	$(1,349)	(1.4)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2014		2015
	(Dollars in thousands)
Block Programming
National	$22,334	23.3%	$22,445	23.5%
Local	16,646	17.4%	17,384	18.2%
	38,980	40.7%	39,829	41.7%
Broadcast Advertising:
National	7,436	7.7%	7,211	7.5%
Local	31,547	32.9%	31,159	32.6%
	38,983	40.6%	38,370	40.1%
Station Digital	2,467	2.6%	2,706	2.8%
Infomercials	2,127	2.2%	1,394	1.5%
Network	7,900	8.2%	7,118	7.4%
Other	5,441	5.7%	6,182	6.5%
Net Broadcast Revenue	$95,898	100.0%	$95,599	100.0%

Block programming revenue increased $0.9 million due to a higher number of national and local programs featured on our Christian Teaching & Talk and News Talk format stations. The increase in the number of programmers featured on-air also resulted in higher demands for premium time slots and the realization of higher rates.

Advertising revenue, net of agency commissions, declined $0.6 million. Included in this amount is a $0.7 million decline in political advertising, which was $0.9 million for the six months ending June 30, 2014 based on the then upcoming local and congressional elections, compared to $0.2 million for the same period of the current year. Excluding the impact of political advertisements, net advertising revenue increased $0.1 million due to increases in demand from national advertisers in our larger markets that also resulted in the realization of higher rates.

Digital revenues generated from our radio stations increased $0.2 million based on a higher volume of sales. The increase is attributable to our efforts in promoting the advertising value of our station websites.

Declines in infomercial revenues of $0.7 million reflect our ongoing efforts to develop programming that is tailored to our listening audience and consistent with our company values. We have reduced the use of infomercial programs that we believe are not of interest to our listeners.

Network revenue declined $0.8 million due to a decrease of $0.4 million in national spot sales and music network revenues during the six months ending June 30, 2015, as compared to the same period of the prior year and a $0.4 million decline in talk show revenue of which $0.3 million was due to temporary programming changes due to the illness of the host.

Increases in other revenue includes a $0.5 million increase from listener purchase programs, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers and a $0.2 million increase in income from an FM Translator and HD Channel agreement.

Net Digital Media Revenue

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$23,631	$22,290	$(1,341)	(5.7)%	18.0%	17.3%

	Six Months Ended June 30,
	2014		2015
	(Dollars in thousands)
Digital Advertising, Net	$12,524	53.0%	$11,599	52.0%
Digital Streaming	2,130	9.0%	2,179	9.8%
Digital Subscriptions	2,921	12.4%	2,634	11.8%
Digital Downloads	4,164	17.6%	4,024	18.0%
e-commerce	1,618	6.8%	1,752	7.9%
Other	274	1.2%	102	0.5%
Net Digital Media Revenue	$23,631	100.0%	$22,290	100.0%

Declines in digital advertising revenue, net of agency commissions, of $0.9 million reflect the impact of political revenues on the six month period ending June 30, 2014 and the then upcoming local and congressional elections. The lack of political activity also impacts page views as readers are likely to view more pages during election periods. Our page views were also impacted by changes in the Facebook newsfeed algorithm that makes it more difficult to drive traffic from Facebook to our websites. Total page views from all of our websites were down 5% from the same period of the prior year including an 8% decline in page views from our conservative content sites. The reduction in page views results in a decline in ad revenue based on volume.

Digital streaming revenue was consistent with the prior year both in sales volume and in rates.

Declines in digital subscription revenue of $0.3 million reflect lower distribution levels from a 30% reduction in the number of new subscriptions. The sale of new subscriptions was impacted by a rebranding effort that was underway during the first half of 2015. The decline was partially offset by a 15% increase in the number of renewals.

Digital download revenue decreased $0.1 million from a reduction in the number of downloads from our Church Products division websites, including a $0.2 million decline in mini-movie downloads on our WorshipHouseMedia.com website offset by $0.1 million in fees generated from ChurchStaffing.com and ChritianJobs.com. The decline in downloads of these third-party produced mini-movies are common throughout the industry as users become more adept at creating their own content. We believe that our sermon content is unique and valuable and will continue to positively impact revenue growth, particularly during Christian holiday periods.

E-commerce revenue increased $0.1 million including a $0.2 million increase based on a higher volume of sales of Eagle Wellness products that we believe to be directly attributable to our cross-promotion and marketing efforts on our integrated media platform. This was partially offset with a reduction of $0.1 million based on the number of products sold through our Salem Consumer Products division.

Net Publishing Revenue

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$11,452	$11,260	$(192)	(1.7)%	8.7%	8.7%

	Six Months Ended June 30,
	2014		2015
	(Dollars in thousands)
Book Sales	$7,956	69.5%	$6,849	60.8%
Estimated Sales Returns & Allowances	(2,358)	(20.6)%	(1,944)	(17.2)%
e-Book Sales	754	6.6%	1,222	10.9%
Self-Publishing Fees	2,581	22.5%	2,768	24.6%
Print Magazine Subscriptions	1,039	9.1%	849	7.5%
Print Magazine Advertisements	970	8.5%	849	7.5%
Other	510	4.4%	667	5.9%
Net Publishing Revenue	$11,452	100.0%	$11,260	100.0%

Consolidated book sale revenues decreased $1.1 million, including a $1.0 million decline in sales from Regnery Publishing. The decline is directly attributable to the number of titles on the New York Times bestseller list and the composite mix of titles available in each of the six month periods. The decrease in estimated sales returns and allowances for Regnery Publishing of $0.4 million is based on the lower volume of print book sales during the six month period ending June 30, 2015 as compared to the same period of the prior year. Xulon Press book sales were consistent at $1.9 million for each of the six month periods ended June 30, 2015 and 2014.

E-Book sales from Regnery Publishing increased $0.5 million from increases in the number of new publications available, which totaled four publications during the six month period ending June 30, 2015 compared to one publication during the same period of the prior year.

Xulon Press self-publishing fees increased $0.2 million from an increase in the number of authors utilizing the services with no change in rates compared to the same period of the prior year. We believe that our ability to cross-promote Xulon’s self-publishing services to authors that are not published through Regnery will provide ongoing growth potential.

Print magazine revenue continues to decline with a $0.2 million drop in subscription revenue and a corresponding $0.1 million decline in advertising revenues based on rates consistent with the lower distribution levels. As of December 2014, we discontinued printing and distributing Townhall Magazine, the content of which is currently only available online. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$69,161	$69,104	$(57)	(0.1)%	52.8%	53.5%
Same Station Broadcast Operating Expenses	$68,875	$67,868	$(1,007)	(1.5)%

Broadcast operating expenses declined slightly due to reductions in discretionary spending including $0.3 million in advertising and promotions, $0.3 million in travel and entertainment and $0.2 million in professional services. We also realized facility-related savings of $0.2 million attributable to utility savings and office supply expenses. Our costs saving efforts were offset by a $1.1 million increase in employee benefit costs including group health insurance premiums of $0.1 million and a $0.2 million increase in production and programming costs. On a same-station basis, the decrease in broadcast operating expenses reflects these same items net of the impact of start-up costs associated with format changes and station launches.

Digital Media Operating Expenses

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$18,120	$17,767	$(353)	(1.9)%	13.8%	13.8%

Across all digital platforms we incurred lower variable costs consistent with lower revenues. Savings in variable operating costs include a $0.2 million decline in royalties, a $0.2 million decline in professional services, and a $0.1 million decline in streaming and hosting expenses offset by a $0.1 million increase in advertising expenses.

Publishing Operating Expenses

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$11,815	$10,966	$(849)	(7.2)%	9.0%	8.5%

Publishing operating expenses include cost of goods sold associated with Regnery Publishing of $0.8 million for the six months ending June 30, 2015 compared to $0.9 million for the same period of the prior year. The decline in the costs of goods sold of $0.1 million is consistent with the decline in revenue and there are no significant changes to our margins. Based on the lower unit sales from Regnery Publishing, we also generated savings from other variable costs, including $0.4 million in royalties and $0.1 million in fulfillment costs.

Operating expenses associated with our print magazines declined $0.4 million, including $0.1 million in printing and mailing costs, $0.1 million in promotional costs, $0.1 million in personnel-related costs, and overall declines in expenses from the discontinuation of production for Townhall Magazine.

Operating expense for Xulon Press reflect a $0.1 million increase in advertising costs but were otherwise consistent with those of the same period of the prior year.

Unallocated Corporate Expenses

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$9,040	$7,509	$(1,531)	(16.9)%	6.9%	5.8%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not directly attributable to any one of our operating segments. Decreases in these costs over the same period of the prior year include a $0.6 million decline in personnel-related costs, a $0.3 million decline in non-cash stock based compensation expense, a $0.2 million decline in travel and entertainment expenses, a $0.2 million decline in professional-related services fees, a $0.1 million decline in facility-related expenses and a $0.1 million decrease in acquisition-related costs. We continue to seek cost effective ways to reduce our overhead operating costs and expenses.

Depreciation Expense

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$6,296	$6,232	$(64)	(1.0)%	4.8%	4.8%

Depreciation expenses are consistent with those of the same period of the prior year.

Amortization Expense

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$3,137	$2,644	$(493)	(15.7)%	2.4%	2.0%

The decrease in amortization expense reflects the higher acquisition volume in early 2014 and our acquisition of WorshipHouseMedia.com in 2011 that included intangibles such as advertising agreements, customer lists and domain names, with estimated useful lives ranging from one to five years that were fully depreciated at or near the six month period ending June 30, 2015.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$369	$(189)	$(558)	(151.2)%	0.3%	(0.1)%

We recorded a net increase of $0.1 million in the fair value of the contingent earn-out consideration associated with Twitchy.com of which a decrease of $ 0.2 million is reflected in our results of operations for the six months ending June 30, 2015. The change reflects actual page views for the current year that are below those estimated at the time of our projections. We will continue to review our estimates over the remaining 0.5 years earn-out period.

We recorded net increases of $0.4 million in the fair value of the contingent earn-out consideration associated with Eagle entities of which $22,000 is reflected in our results of operations for the six months ending June 30, 2015. The net increase reflects actual revenues earned by Eagle entities in excess of those estimated at the time of our projections. We will continue to review our estimates over the remaining earn-out period of 1.5 years.

Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, as applicable, will be reflected in our results of operations in future periods as they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results.

Loss on the Sale or Disposal of Assets

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Loss on the sale or disposal of assets	$221	$159	$(62)	(28.1)%	0.2%	0.1%

The net loss on disposal of assets for the six months ended June 30, 2015 includes a $0.2 million charge associated with the relocation of our office and studio in our Seattle, Washington market offset by proceeds from various fixed asset and equipment disposals. The net loss on the sale or disposal of assets for the same period of the prior year includes $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.1 million loss associated with the relocation of our office and studio facility in our San Francisco, California market offset by a $0.1 million insurance proceeds from a damage claim associated with one of our markets and various other insignificant fixed asset and equipment disposals.

Other Income (Expense)

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$41	$3	$(38)	(92.7)%	—%	—%
Interest expense	(7,847)	(7,678)	169	(2.2)%	(6.0)%	(5.9)%
Change in the fair value of interest rate swap	(2,469)	(976)	1,493	(60.5)%	(1.9)%	(0.8)%
Loss on early retirement of long-term debt	(8)	(41)	(33)	412.5%	—%	—%
Net miscellaneous income and (expenses)	80	7	(73)	(91.3)%	0.1%	—%

Interest income represents earnings on excess cash and interest due under promissory notes. The $38,000 decline is due to a decrease in the balances outstanding on promissory notes at June 30, 2015 as compared to the same period of the prior year.

The increase in interest expense of $0.2 million includes a $0.3 million increase in interest payments associated with our interest rate swap offset by a decrease of $0.2 million of interest on the remaining principal balance outstanding on our Term Loan B.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013.

The loss on early retirement of long-term debt reflects unamortized discount and bank loan fees on principal redemptions of our Term Loan B.

Net miscellaneous income and expenses includes royalty income, fees for our real estate properties, and insurance proceeds.

Provision for Income Taxes

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$925	$2,454	$1,529	165.3%	0.7%	1.9%

In accordance with FASB ASC Topic 740, Income Taxes, our tax provision for income taxes was $2.5 million for the three months ended June 30, 2015 compared to $0.1 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 39.1% for the six months ended June 30, 2015 compared to 35.3% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income (Loss)

	Six Months Ended June 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Income (loss)	$1,694	$3,818	$2,124	125.4%	1.3%	3.0%

We recognized net income of $3.8 million for the six months ending June 30, 2015 compared to $1.7 million in the same period of the prior year. The change reflects the $2.2 million increase in operating income based on lower operating expenses and $1.5 million decrease in the charge associated with the change in the fair value of our swap agreement offset the $1.6 million increase in our tax provision.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Non-GAAP Financial Measures	2014	2015	2014	2015
	(Dollars in thousands)		(Dollars in thousands)
Station Operating Income	$13,314	$13,873	$26,737	$26,495
Digital Media Operating Income	3,049	2,732	5,511	4,523
Publishing Operating Income (loss)	380	265	(363)	294
EBIDTA	12,201	13,629	22,327	23,799
Adjusted EBITDA	13,110	13,508	23,857	24,297
Free Cash Flow	6,503	7,470	10,957	12,703

The following table provides a reconciliation of these non-GAAP financial measures to net income as presented in our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(Dollars in thousands) (unaudited)
Reconciliation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss) to Net Income
Station Operating Income	$13,314	$13,873	$26,737	$26,495
Digital Media Operating Income	3,049	2,732	5,511	4,523
Publishing Operating Income (loss)	380	265	(363)	294
Less unallocated corporate expenses	(3,976)	(3,518)	(9,040)	(7,509)
Less change in the estimated fair value of contingent earn-out consideration	(242)	307	(369)	189
Less depreciation and amortization	(4,696)	(4,375)	(9,433)	(8,876)
Less loss on disposal of assets	(338)	(30)	(221)	(159)
Net operating income	$7,491	$9,254	$12,822	$14,957
Plus interest income	26	2	41	3
Less interest expense	(4,068)	(3,874)	(7,847)	(7,678)
Less change in fair value of interest rate swaps	(1,373)	444	(2,469)	(976)
Less loss on early retirement of long-term debt	—	—	(8)	(41)
Less net miscellaneous income and expenses	14	—	80	7
Provision for income taxes	(827)	(2,303)	(925)	(2,454)
Net Income	$1,263	$3,523	$1,694	$3,818

Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Adjusted EBITDA	$13,110	$13,508	$23,857	$24,297
Less non-cash stock-based compensation expense	(329)	(156)	(932)	(487)
Less loss on early retirement of long-term debt	—	—	(8)	(41)
Less change in the estimated fair value of contingent earn-out consideration	(242)	307	(369)	189
Less loss on disposal of assets	(338)	(30)	(221)	(159)
EBITDA	12,201	13,629	22,327	23,799
Plus interest income	26	2	41	3
Less depreciation and amortization	(4,696)	(4,375)	(9,433)	(8,876)
Less interest expense	(4,068)	(3,874)	(7,847)	(7,678)
Less change in fair value of interest rate swap	(1,373)	444	(2,469)	(976)
Less provision for income taxes	(827)	(2,303)	(925)	(2,454)
Net Income	$1,263	$3,523	$1,694	$3,818

Reconciliation of Adjusted EBITDA to Free Cash Flow
Adjusted EBITDA	$13,110	$13,508	$23,857	$24,297
Less cash paid for interest	(3,332)	(3,559)	(6,682)	(7,071)
Less cash paid for taxes	(230)	(312)	(238)	(316)
Less cash paid for capital expenditures, net (1)	(3,045)	(2,167)	(5,980)	(4,207)
Free Cash Flow	$6,503	$7,470	$10,957	$12,703

(1)	Net cash paid for capital expenditures reflects actual cash payments net of cash reimbursements received under tenant improvement allowances and net of property and equipment acquired in trade transactions.

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

Accounting for contingent consideration

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 14 to our condensed consolidated financial statements. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue included in broadcast revenue for the three and six months ended June 30, 2015 was approximately $1.4 million and $3.1 million, respectively, and $1.7 million and $3.3 million, respectively, for the same period of the prior year. Barter expenses included in broadcast operating expense for the three and six months ended June 30, 2015 was approximately $1.3 million and $2.9 million, respectively, and $2.0 million and $3.4 million, respectively, for the same period of the prior year.

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

Partial self-insurance on employee health plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million and $0.9 million at June 30, 2015 and December 31, 2014, respectively.

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

Goodwill and other indefinite-lived intangible assets

Approximately 71% of our total assets as of June 30, 2015 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes. We recorded no adjustments to our unrecognized tax benefits as of June 30, 2015 and 2014.  At December 31, 2014, we had $0.5 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $3.0 million as of June 30, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a liability of $0.5 million as of June 30, 2015, representing the change in the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 14 to our condensed consolidated financial statements.

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

As of June 30, 2015, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	June 30, 2015
	Total Fair Value	Fair Value Measurement Category
	and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$192	$192	$—	$—
Trade accounts receivable, net	34,842	34,842	—	—
Liabilities:
Accounts payable	4,587	4,587	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	11,920	10,730	—	1,190
Accrued interest	49	49	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	1,115	29	—	1,086
Long-term debt	278,239	278,239	—	—
Fair value of interest rate swap	501	—	501	—

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

LIQUIDITY AND CAPITAL RESOURCES

While our focus continues to be on deleveraging the company, we remain committed to explore and pursue strategic acquisitions. Our acquisition agreements for Twitchy.com in December 2013, Eagle Publishing in January 2014, Bryan Perry Newsletters in February 2015 and the Daily Bible Devotional in May 2015 contain contingent earn-out arrangements based on future operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should these acquisitions not meet our operational expectations. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from operating cash flow, borrowings under the Revolver and, if necessary, proceeds from the sale of selected assets or radio stations.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur additional capital expenditures of approximately $6 million during the remainder of 2015.

We paid total cash distributions of $3.3 million during the six months ending June 30, 2015 on our Class A and Class B common stock. The actual declaration of dividends and distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K. Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual distributions of approximately $6.6 million in 2015.

Our sole source of cash available for making any future distributions is our operating cash flow, subject to our Term Loan B and Revolver, which contain covenants that restrict the payment of dividends and distributions unless certain specified conditions are satisfied.

Cash Flows

Cash and cash equivalents increased $0.1 million to $0.2 million as of June 30, 2015 compared to $33,000 as of December 31, 2014. Working capital decreased $3.4 million to $11.2 million as of June 30, 2015 compared to $14.6 million as of December 31, 2014. During the six months ending June 30, 2015, the balances outstanding under our consolidated debt agreements ranged from $274.0 million to $277.8 million. These balances were ordinary and customary based on our operating and investing cash needs during this time.

The following events impacted our liquidity and capital resources during the six months ended June 30, 2015:

Operating Cash Flows:

•	Our net operating income from continuing operations increased $2.1 million to $3.8 million from $1.7 million for the same period of the prior year; and
•	Our Day’s Sales Outstanding, or the average number of days to collect receivables from the date of sale, was consistent at 67 days at June 30, 2015 and 2014.

Investing Cash Flows:

•	Cash paid for acquisitions decreased $4.0 million to $6.5 million from $10.5 million for the same period of the prior year; and
•	Cash paid for capital expenditures decreased $1.8 million to $4.2 million from $6.0 million for the same period of the prior year.

Financing Cash Flows:

•	We repaid $2.0 million of principal outstanding on the Term Loan B compared to $2.3 million of principal in the same period of the prior year; and
•	We paid cash distributions of $3.3 million, on our Class A and Class B common stock as compared to $3.0 million for the same period of the prior year.

Credit Facilities

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and six months ended June 30, 2014 and 2015, approximately $48,000 and $94,000, respectively, and $47,000 and $93,000, respectively, of the discount has been recognized as interest expense including approximately $27,000 of bank loan fees.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At June 30, 2015, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.04%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of June 30, 2015, our leverage ratio was 5.39 to 1 compared to our compliance covenant of 6.25 and our interest coverage ratio was 3.30 compared to our compliance ratio of 2.25. We were in compliance with our debt covenants under the credit facility at June 30, 2015.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2014 and June 30, 2015 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2014	As of June 30, 2015
	(Dollars in thousands)
Term Loan B	$274,933	$273,041
Revolver	1,784	4,468
Capital leases and other loans	788	730
	277,505	278,239
Less current portion	(1,898)	(5,327)
	$275,607	$272,912

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2015:

•	Outstanding borrowings of $274.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $4.5 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

•	Commitment fees of 0.50% on any unused portion of the revolver.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2015 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2016	$5,327
2017	3,109
2018	3,112
2019	3,102
2020	3,103
Thereafter	260,486
$278,239

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2015. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of June 30, 2015, we had no off-balance sheet arrangements.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge. All changes in the fair value of the non-cash flow hedge are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $0.5 million as of June 30, 2015, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14.

	As of December 31, 2014	As of June 30, 2015
	(Dollars in thousands)
Fair value of interest rate swap asset (liability)	$475	$(501)

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

SALEM MEDIA GROUP, INC.
August 7, 2015
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 7, 2015
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

