Form 10-Q
period 2015-09-30
SALEM MEDIA GROUP, INC. /DE/
filed 2015-11-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 2, 2015
Common Stock, $0.01 par value per share	19,908,948 shares

Class B	Outstanding at November 2, 2015
Common Stock, $0.01 par value per share	5,553,696 shares

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

3

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2014	September 30, 2015
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33	$186
Trade accounts receivable (net of allowances of $12,727 in 2014 and $13,815 in 2015)	34,781	36,855
Other receivables	3,546	1,620
Inventories (net of reserves of $1,227 in 2014 and $1,623 in 2015)	572	1,073
Prepaid expenses	5,580	7,624
Income tax receivable	—	4
Deferred income taxes	8,153	8,153
Assets held for sale	1,700	1,700
Total current assets	54,365	57,215
Notes receivable (net of allowances of $539 in 2014 and $557 in 2015)	228	222
Fair value of interest rate swap	475	—
Property and equipment (net of accumulated depreciation of $155,495 in 2014 and $161,889 in 2015)	99,227	103,645
Broadcast licenses	385,726	390,051
Goodwill	24,684	24,968
Other indefinite-lived intangible assets	833	833
Amortizable intangible assets (net of accumulated amortization of $34,130 in 2014 and $38,103 in 2015)	12,395	12,698
Deferred financing costs	3,166	2,669
Other assets	2,060	2,591
Total assets	$583,159	$594,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,964	$5,909
Accrued expenses	12,704	12,245
Accrued compensation and related expenses	8,777	8,615
Accrued interest	48	54
Deferred revenue	13,205	12,928
Income tax payable	154	—
Current portion of long-term debt and capital lease obligations	1,898	7,662
Total current liabilities	39,750	47,413
Long-term debt and capital lease obligations, less current portion	275,607	272,183
Fair value of interest rate swap	—	2,011
Deferred income taxes	49,109	52,598
Deferred revenue	10,576	13,735
Other liabilities	4,123	934
Total liabilities	379,165	388,874
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,082,140 and 22,225,348 issued and 19,764,490 and 19,907,698 outstanding at December 31, 2014 and September 30, 2015, respectively	221	222
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2014 and September 30, 2015, respectively	56	56
Additional paid-in capital	240,493	241,577
Accumulated deficit	(2,770)	(1,831)
Treasury stock, at cost (2,317,650 shares at December 31, 2014 and September 30, 2015)	(34,006)	(34,006)
Total stockholders’ equity	203,994	206,018
Total liabilities and stockholders’ equity	$583,159	$594,892

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net broadcast revenue	$48,246	$49,186	$144,144	$144,785
Net digital media revenue	11,503	11,393	35,134	33,683
Net publishing revenue	9,859	6,912	21,311	18,172
Total net revenue	69,608	67,491	200,589	196,640
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $364 and $366 for the three months ended September 30,2014 and 2015, respectively, and $1,087 and $1,096 for the nine months ended September 30, 2014 and 2015, respectively, paid to related parties)	34,402	35,407	103,563	104,511
Digital media operating expenses, exclusive of depreciation and amortization shown below	9,018	8,761	27,138	26,528
Publishing operating expenses, exclusive of depreciation and amortization shown below	8,252	6,966	20,067	17,932
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $35 and $0 for the three months ended September 30, 2014 and 2015, respectively, and $204 and $69 for the nine months ended September 30, 2014 and 2015, respectively paid to related parties)	3,880	3,697	12,920	11,206
Depreciation	3,141	3,136	9,437	9,368
Amortization	1,530	1,330	4,667	3,974
Change in the estimated fair value of contingent earn-out consideration	545	(603)	914	(792)
(Gain) loss on the sale or disposal of assets	(7)	(3)	214	156
Total operating expenses	60,761	58,691	178,920	172,883
Operating income	8,847	8,800	21,669	23,757
Other income (expense):
Interest income	2	3	43	6
Interest expense	(4,139)	(3,900)	(11,986)	(11,578)
Change in the fair value of interest rate swap	1,046	(1,510)	(1,423)	(2,486)
Loss on early retirement of long-term debt	(18)	—	(26)	(41)
Net miscellaneous income and expenses	572	1	652	8
Income from operations before income taxes	6,310	3,394	8,929	9,666
Provision for income taxes	2,567	1,317	3,492	3,771
Net income	$3,743	$2,077	$5,437	$5,895

Basic earnings per share data:
Basic earnings per share	$0.14	$0.08	$0.21	$0.23
Diluted earnings per share data:
Diluted earnings per share	$0.14	$0.08	$0.21	$0.23
Distributions per share	$0.06	$0.07	$0.18	$0.20
Basic weighted average shares outstanding	25,536,397	25,459,962	25,258,025	25,411,862
Diluted weighted average shares outstanding	26,265,957	25,907,651	26,032,789	25,886,087

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
OPERATING ACTIVITIES
Net income	$5,437	$5,895
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	1,276	657
Tax benefit related to stock options exercised	78	114
Depreciation and amortization	14,104	13,342
Amortization of bank loan fees	516	471
Accretion of discount on Term Loan B	141	140
Accretion of acquisition-related deferred payments and contingent consideration	486	286
Provision for bad debts	2,186	1,746
Deferred income taxes	3,133	3,489
Change in the fair value of interest rate swap	1,423	2,486
Change in the estimated fair value of contingent earn-out consideration	914	(792)
Loss on early retirement of long-term debt	26	41
Loss on the sale or disposal of assets	214	156
Changes in operating assets and liabilities:
Accounts receivable	(1,476)	1,896
Inventories	(81)	(487)
Prepaid expenses and other current assets	(507)	(2,044)
Accounts payable and accrued expenses	4,035	(1,457)
Deferred revenue	(4,218)	(801)
Other liabilities	(428)	448
Income taxes payable	27	(154)
Net cash provided by operating activities	27,286	25,432
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(7,631)	(6,317)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(279)	(2,735)
Escrow deposits related to acquisitions	(120)	(112)
Purchases of broadcast assets and radio stations	(4,570)	(8,686)
Purchases of digital media businesses and assets	(3,334)	(4,329)
Purchases of publishing businesses and assets	(2,774)	—
Proceeds from the sale of assets	2	10
Other	(271)	(429)
Net cash used in investing activities	(18,977)	(22,598)
FINANCING ACTIVITIES
Payments under Term Loan B	(7,250)	(2,000)
Proceeds from borrowings under Revolver	44,656	44,330
Payments under Revolver	(41,897)	(40,059)
Payments of costs related to bank credit facility	(14)	—
Payments of acquisition-related contingent earn-out consideration	(300)	(1,193)
Payments of deferred installments due from acquisition activity	—	(935)
Proceeds from the exercise of stock options	1,095	314
Payments on capital lease obligations	(92)	(87)
Payment of cash distributions on common stock	(4,537)	(4,956)
Book overdraft	276	1,905
Net cash used in financing activities	(8,063)	(2,681)
Net increase in cash and cash equivalents	246	153
Cash and cash equivalents at the beginning of year	65	33
Cash and cash equivalents at end of period	$311	$186

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30,
	2014	2015
	(Dollars in thousands)
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$10,804	$10,675
Cash paid for income taxes	254	327
Other supplemental disclosures of cash flow information:
Trade revenue	$4,919	$4,701
Trade expense	4,827	4,358
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$279	$2,709
Non-cash capital expenditures for property & equipment acquired under trade agreements	—	20
Estimated present value of contingent earn-out consideration	2,047	300
Deferred payments due 2014 under asset purchase agreement	300	—
Present value of deferred cash payments (due 2015)	2,392	—
Present value of deferred cash payments (due 2016)	2,289	—

See accompanying notes

SALEM MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Salem Media Group, Inc. (“Salem” “we,” “us,” “our” or the “company”) and all wholly-owned subsidiaries have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2014.

There have been no material changes in our significant accounting policies from those that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The balance sheet at December 31, 2014 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information.

Our operating results are subject to seasonal fluctuations. The results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

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

Digital media also includes our e-commerce sites, Salem Consumer Products (“SCP”), Eagle Wellness and Gene Smart Wellness. SCP is our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities. Eagle Wellness and Gene Smart Wellness are e-commerce sites that offer health advice and nutritional products.

Our acquisition of Regnery Publishing (“Regnery”) in January 2014 was a major shift in our publishing operating segment. Regnery is a publisher of conservative books founded in 1947 that has published dozens of bestselling books by leading conservative authors and personalities. Our publishing operating segment also includes Salem Publishing™ and Xulon Press. Salem Publishing™ produces and distributes numerous Christian and conservative opinion print magazines, including: Homecoming® The Magazine, YouthWorker Journal™, Singing News®, FaithTalk Magazine™, and Preaching Magazine™. Through December 2014, we also printed and produced Townhall Magazine™. Xulon Press™ is a print-on-demand self-publishing service for Christian authors.

Local Marketing Agreements and Time Brokerage Agreements

We may enter into Local Marketing Agreements (“LMAs”) contemporaneously with entering an Asset Purchase Agreement (“APA”) to acquire or sell radio stations. We may also enter into Time Brokerage Agreements (“TBAs”). Typically, both LMAs and TBAs are contractual agreements under which the station owner makes airtime available to a programmer in exchange for a fee and reimbursement of certain expenses. LMAs and TBAs are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws.

The requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic 810, Consolidation may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of September 30, 2015, we did not consolidate any entities with which we entered into LMAs or TBAs under the guidance in FASB Codification Topic 810.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant areas for which management uses estimates include:

•	asset impairments, including goodwill, broadcasting licenses and other indefinite-lived intangible assets;
•	probabilities associated with the potential for contingent earn-out consideration;
•	fair value measurements;
•	contingency reserves;
•	allowance for doubtful accounts;
•	sales returns and allowances.
•	inventory reserves;
•	reserves for royalty advances;
•	fair value of equity awards;
•	self-insurance reserves;
•	estimated lives for tangible and intangible assets;
•	income tax valuation allowances; and
•	uncertain tax positions.

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

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of accounting standards updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s. ASU’s that are not listed below were assessed and determined to be not applicable to our financial position, results of operations, cash flows, or presentation thereof.

In September 2015, the FASB issued ASU 2015-16, Business Combinations, Simplifying the Accounting for Measurement Period Adjustments. This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance for public entities is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which covers a wide range of Topics in the Codification. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. As the objectives of this standard are to clarify the Codification; correct unintended application of guidance, eliminate inconsistencies, and to improve the Codification’s presentation of guidance, the adoption of this standard is not expected to have a material impact our financial position, results of operations, cash flows, or presentation thereof.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015, and for interim reporting periods within those fiscal years, with early adoption permitted. The new guidance is to be applied on a retrospective basis and reported as a change in accounting principle. The adoption of ASU 2015-03 will affect our balance sheet presentation only and is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB deferred the effective date of the new standard by one year. The new standard is now effective as of the first interim period within annual reporting periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance in U.S. GAAP. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof.

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

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 70% of our total assets at September 30, 2015 consist of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB Codification Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. Mastheads consist of graphic elements that identify a publication to its readers and advertisers including customized typeset page headers, section headers, and column graphics, as well as other name and identity stylized elements within the body of the magazine. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB Codification Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 14. There were no indications of impairment present as of the period ending September 30, 2015.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We periodically review long-lived assets for impairment. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements of long-lived assets uses significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. The unobservable inputs are defined in FASB Codification Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 14. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment present as of the period ending September 30, 2015.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the nine months ending September 30, 2015, we completed or entered into the following transactions:

Debt

On January 30, 2015, we repaid $2.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest due as of that date. We recorded a $15,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $27,000 in bank loan fees associated with the principal repayment.

Equity

On September 1, 2015, we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The distribution of $1.7 million was paid on September 30, 2015 to all Class A and Class B common stockholders of record as of September 16, 2015.

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

Acquisitions

On September 15, 2015, we acquired radio station KEXB-AM (formerly KMKI-AM) in Dallas, Texas, for $3.0 million in cash. We recorded goodwill of approximately $12,000 associated with the going concern value of this radio station. The accompanying condensed consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On September 10, 2015, we acquired radio station WBIX-AM (formerly WMKI-AM) in Boston, Massachusetts, for $0.5 million in cash. We recorded goodwill of approximately $5,000 associated with the going concern value of this radio station. The accompanying condensed consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On September 3, 2015, we acquired the Spanish Bible mobile applications and their related website and Facebook properties for $0.5 million in cash. We recorded goodwill of approximately $10,000 associated with the expected synergies to be realized from combining the operations of the Spanish Bible mobile applications into our digital media platform. The accompanying condensed consolidated statements of operations reflect the operating results of these applications as of the closing date within the digital media operating segment.

On September 1, 2015, we acquired the DailyBible mobile applications, including all content, code and functionality for $1.5 million in cash. We recorded goodwill of approximately $45,000 associated with the expected synergies to be realized from combining the operations of the DailyBible mobile applications into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying condensed consolidated statements of operations reflect the operating results of these applications as of the closing date within the digital media operating segment.

On July 1, 2015, we acquired DividendInvestor.com for $1.0 million in cash and the assumption of $70,000 in deferred subscription liabilities. DividendInvestor.com is a website offering stock screening tools and dividend information for individual subscribers to obtain dividend information and data. We recorded goodwill of approximately $82,000 associated with the expected synergies to be realized from combining the operations of DividendInvestor.com into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying condensed consolidated statements of operations reflect the operating results of this business as of the closing date within the digital media operating segment.

On June 4, 2015, we acquired the Gene Smart Wellness e-commerce website for $0.1 million in cash. Gene Smart Wellness products are complementary to our Eagle Wellness Products and are reported as digital revenue in our operating results as of the date of acquisition.

On May 12, 2015, we acquired radio station WPGP-AM (formerly WDDZ-AM) in Pittsburgh, Pennsylvania, for $1.0 million in cash. We recorded goodwill of approximately $5,000 associated with the going concern value of this radio station. The accompanying condensed consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On May 7, 2015, we acquired radio station WDWD-AM in Atlanta, Georgia, for $2.8 million in cash. We recorded goodwill of approximately $5,000 associated with the going concern value of this radio station. The accompanying condensed consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On May 6, 2015, we acquired domain names, mobile applications and code functionality for the Daily Bible Devotion for $1.1 million in cash. Under terms of the Asset Purchase Agreement (“APA”), we may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of certain benchmarks. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.1 million and is discussed in more detail in Note 5. We recorded goodwill of $0.1 million associated with the expected synergies to be realized from combining the operations of the Daily Bible Devotional into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying condensed consolidated statements of operations reflect the operating results of the Daily Bible Devotional as of the closing date within our digital media operating segment.

On April 7, 2015, we acquired land and real estate in Greenville, South Carolina, for $0.2 million in cash.

On March 27, 2015, we acquired radio station WDYZ-AM in Orlando, Florida, for $1.3 million in cash. We began operating this station under an APA as of December 10, 2014. We recorded goodwill of approximately $3,000 associated with the going concern value of this radio station. The accompanying condensed consolidated statements of operations reflect the operating results of this station as of the APA date within the broadcast operating segment.

On February 6, 2015, we acquired Bryan Perry’s Cash Machine and Bryan Perry’s Premium Income financial publications (“Bryan Perry Newsletters”) with assets valued at $0.6 million and we assumed deferred subscription liabilities of $0.4 million. We paid no cash to the seller upon closing. We recorded goodwill of approximately $3,000 associated with the expected synergies to be realized from combining the operations of Bryan Perry Newsletters into our digital media platform. Future amounts payable to the seller are contingent upon net subscriber revenues over a two year period from the closing date, of which we will pay the seller 50%. There is no minimum or maximum contractual amount. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.2 million and is discussed in more detail in Note 5. The accompanying condensed consolidated statements of operations reflect the operating results of the Bryan Perry newsletters as of the closing date within our digital media operating segment.

Throughout the nine month period ending September 30, 2015, we acquired other domain names and assets associated with our digital media operating segment for approximately $0.1 million in cash.

A summary of our business acquisitions and asset purchases for the nine months ended September 30, 2015, none of which were individually or in the aggregate material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
September 15, 2015	KEXB-AM (formerly KMKI-AM) Dallas, Texas (business acquisition)	$3,000
September 10, 2015	WBIX-AM (formerly WMKI-AM), Boston, Massachusetts (business acquisition)	500
September 3, 2015	Spanish Bible Mobile Applications (business acquisition)	500
September 1, 2015	DailyBible Mobile Applications (business acquisition)	1,500
July 1, 2015	DividendInvestor.com (business acquisition)	1,000
June 4, 2015	Gene Smart Wellness (asset acquisition)	100
May 12, 2015	WPGP-AM (formerly WDDZ-AM), Pittsburgh, Pennsylvania (business acquisition)	1,000
May 7, 2015	WDWD-AM, Atlanta, Georgia (business acquisition)	2,750
May 6, 2015	Daily Bible Devotion (business acquisition)	1,242
April 7, 2015	Land and Studio Building, Greenville, South Carolina (asset purchase)	201
March 27, 2015	WDYZ-AM, Orlando, Florida (business acquisition)	1,300
February 6, 2015	Bryan Perry Newsletters (business acquisition)	158
Various	Purchase of domain names and digital media assets (asset purchases)	129
		$13,380

The operating results of our business acquisitions and asset purchases are included in our consolidated results of operations from their respective closing date or the date that we began operating them under an LMA or TBA. Under the acquisition method of accounting as specified in FASB Codification Topic 805, Business Combinations, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. The excess of consideration paid over the estimated fair values of the net assets acquired is recorded as goodwill. Estimates of the fair value include discounted estimated cash flows to be generated by the assets acquired and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. Our acquisitions may also include contingent earn-out consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts.

We may retain a third-party appraiser to estimate the fair value of the net assets acquired as of the acquisition date. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various asset categories in our financial statements. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third party reports for reasonableness of the assigned values. We believe that these valuations and analysis provide appropriate estimates of the fair value for net assets acquired.

Acquired property and equipment are recorded at their estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which typically represents the organizational systems and procedures in place to ensure the effective operation of the business acquired, may be recorded and subject to testing for impairment. Costs associated with acquisitions, such as consulting and legal fees are expensed as incurred. We recognized costs associated with acquisitions of $0.3 million during the nine month period ending September 30, 2015 compared to $0.4 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying condensed consolidated statements of operations.

The total acquisition consideration is equal to the sum of all cash payments, the present value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurements are based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as discussed in Note 14 -Fair Value Measurements in our condensed consolidated financial statements. The fair value of any contingent earn-out consideration is reviewed quarterly over the applicable earn-out period. Actual results and achievements of benchmarks are compared to the estimates used in our forecasts. Changes in the estimated fair value of any contingent earn-out consideration are reflected in our results of operations in the period in which they are identified and may materially impact and cause volatility in our operating results as discussed in Note 5 – Contingent Consideration to our condensed consolidated financial statements.

The following table summarizes the total acquisition consideration for the nine months ended September 30, 2015:

Description	Total Consideration
(Dollars in thousands)
Cash payments	$13,015
Escrow deposits paid in prior years	65
Present value of estimated fair value contingent earn out consideration due 2016	176
Present value of estimated fair value contingent earn out consideration due 2017	124
Total purchase price consideration	$13,380

The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast Assets Acquired	Net Digital Media Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$5,590	$604	$6,194
Broadcast licenses	3,131	—	3,131
Goodwill	30	254	284
Inventories	—	14	14
Customer lists and contracts	—	29	29
Domain and brand names	—	1,088	1,088
Subscriber base and lists	—	3,011	3,011
Non-compete agreements	—	146	146
Liabilities
Deferred revenue liabilities assumed	—	(517)	(517)
	$8,751	$4,629	$13,380

Pending Transactions

On August 28, 2015, we entered an APA to acquire radio station WWMI-AM in Tampa, Florida, for $0.8 million in cash. The purchase is subject to the approval of the FCC and is expected to close in the fourth quarter of 2015.

On August 28, 2015, we entered an APA to acquire radio station KDDZ-AM in Denver, Colorado, for $0.6 million in cash. The purchase is subject to the approval of the FCC and is expected to close in in the fourth quarter of 2015.

On August 28, 2015, we entered an APA to acquire radio station KDIZ-AM in Minneapolis, Minnesota, for $0.4 million in cash. The purchase is subject to the approval of the FCC and is expected to close in in the fourth quarter of 2015.

On August 28, 2015, we entered an APA to acquire radio station KDZR-AM in Portland, Oregon, for $0.3 million in cash. The purchase is subject to the approval of the FCC and is expected to close in in the fourth quarter of 2015.

On August 28, 2015, we entered an APA to acquire radio station WSDZ-AM in St. Louis, Missouri, for $0.3 million in cash. The purchase is subject to the approval of the FCC and is expected to close in in the fourth quarter of 2015.

On April 1, 2015, we entered an APA to acquire radio station KKSP-FM in Little Rock, Arkansas, for $1.5 million in cash. We began programming KKSP-FM, Little Rock, Arkansas, and KHTE-FM, Little Rock, Arkansas under TBA’s as of April 1, 2015. The purchase of KKSP-FM closed on October 1, 2015. We will continue to program KHTE-FM under the TBA agreement.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use significant unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB Codification Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 14.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contracted limit, as applicable. Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Daily Bible Devotion

We acquired Daily Bible Devotion mobile applications on May 6, 2015 for $1.1 million in cash paid upon closing and up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of cumulative session benchmarks for each mobile application. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Bible Devotional Applications to achieve the session benchmarks, we estimated the fair value of the contingent earn-out consideration to be $165,000, which was recorded at the discounted present value of $142,000. The discount is being accreted to interest expense over the two-year earn out period. We believe that our experience with digital mobile applications and websites provides a reasonable basis for our estimates.

The fair value of the contingent earn-out consideration will be reviewed quarterly over the two year earn-out period based on cumulative sessions achieved as compared to the estimates used in our forecast. Any change in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified up to the maximum future value of $0.3 million. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results. For the three months ending September 30, 2015, we increased the estimated fair value of the contingent earn-out consideration for Daily Bible Devotional by $35,000. Based upon the achievement of actual cumulative sessions in excess of the estimated amounts used in our original forecasts, we increased the probabilities of achieving the future benchmarks by approximately 12.5%.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller is based upon net subscriber revenues over a two-year period from the closing date, of which we will pay the seller 50%. There is no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount is being accreted to interest expense over the two-year earn out period. We believe that our experience with digital publications and renewals provides a reasonable basis for our estimates.

The fair value of the contingent earn-out consideration will be reviewed quarterly over the two year earn-out period based on actual subscription revenue earned as compared to the estimated subscription revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the nine months ending September 30, 2015, we have paid $30,000 to the seller as contingent earn-out consideration. For the three months ending September 30, 2015, we decreased the estimated fair value of the contingent earn-out consideration for the Bryan Perry Newsletters by $47,000. The decline reflects lower actual subscription revenues achieved during the third quarter of 2015 as compared to subscription revenues estimated in our forecasts.

Eagle Publishing

On January 10, 2014, we acquired entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. We paid $3.5 million in cash upon closing, with $5.0 million due in future installments due January 2015 and January 2016, and up to an additional $8.5 million due in contingent earn-out consideration payable over a three-year period based upon the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks, we estimated the fair value of the contingent earn-out consideration to be $2.4 million, which was recorded at the discounted present value of $2.0 million. The discount is being accreted to interest expense over the three-year earn out period. We believe that our experience with publications, renewal rates and websites provide a reasonable basis for our estimates.

The fair value of the contingent earn-out consideration is reviewed quarterly over the three year earn-out period. During the year ending December 31, 2014, we recorded a net increase in the estimated fair value of the contingent earn-out consideration of $0.4 million based upon the achievement of actual revenues earned by Eagle entities in excess of those estimated in our forecasts. In June 2015, we paid $0.9 million in cash for amounts earned under the contingent earn-out. During the nine months ending September 30, 2015, we recorded a net decrease in the estimated fair value of the contingent earn-out consideration of $0.5 million based on actual revenues that were below those estimated in our forecasts. The declines noted in actual revenues occurred during the three month period ending September 30, 2015, during which time Eagle Publishing did not produce a bestseller and renewals of financial publications declined significantly as compared to prior quarters.

Twitchy.com

On December 10, 2013, we acquired Twitchy.com for $0.9 million in cash paid upon closing and up to $1.3 million in contingent earn-out consideration payable over a two-year period based upon the achievement of future page view targets. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks, we estimated the fair value of the contingent earn-out consideration to be $0.8 million, which was recorded at the discounted present value of $0.6 million. The discount is being accreted to interest expense over the two-year earn out period. We believe that our experience with digital content and websites provides a reasonable basis for our estimates.

The fair value of the contingent earn-out consideration is reviewed quarterly over the two year earn-out period. During the year ending December 31, 2014, we recorded a net increase in the estimated fair value of the contingent earn-out consideration of $0.3 million based upon the achievement of actual page views in excess of those estimated in our forecasts. To date, we have paid $0.6 million in cash for amounts due under the contingent earn-out. During the nine months ending September 30, 2015, we recorded a net decrease in the estimated fair value of the contingent earn-out consideration of $0.3 million based on actual page views that were below those estimated in our forecasts. The declines in page views during the three month period ending September 30, 2015 were greater than in other periods which we believe resulted from changes in the Facebook algorithm that drives traffic to our sites.

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration for the three and nine months ended September 30, 2015:

	Three Months Ending September 30, 2015
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of July 1, 2015	$1,190	$1,086	$2,276
Accretion of acquisition-related contingent consideration	17	12	29
Change in the estimated fair value of contingent earn-out consideration	(418)	(185)	(603)
Payments	(16)	—	(16)
Ending Balance as of September 30, 2015	$773	$913	$1,686

	Nine Months Ending September 30, 2015
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2015	$1,575	$1,710	$3,285
Acquisitions	176	124	300
Accretion of acquisition-related contingent consideration	48	38	86
Change in the estimated fair value of contingent earn-out consideration	(631)	(161)	(792)
Reclassification of payments due in next 12 months to short-term	798	(798)	—
Payments	(1,193)	—	(1,193)
Ending Balance as of September 30, 2015	$773	$913	$1,686

NOTE 6. INVENTORIES

Inventories consist of finished goods valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method. Inventories are reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	As of December 31, 2014	As of September 30, 2015
	(Dollars in thousands)
Regnery Publishing book inventories	$1,575	$2,142
Reserve for obsolescence – Regnery Publishing	(1,225)	(1,620)
Inventory net, Regnery Publishing	350	522

Wellness products – Eagle & Gene Smart	$224	$554
Reserve for obsolescence – Wellness products	(2)	(3)
Inventory, net Wellness products	222	551

Consolidated inventories, net	$572	$1,073

NOTE 7. STOCK INCENTIVE PLAN

The company has one stock incentive plan. The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the company to grant stock options and restricted stock to employees, directors, officers and advisors of the company. A maximum of 5,000,000 shares are authorized under the Plan. Options generally vest over a four-year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated upon the occurrence of certain corporate transactions of the company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. We recognize non-cash stock-based compensation expense related to the estimated fair value of stock options granted in accordance with FASB Codification Topic 718, Compensation—Stock Compensation.

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$223	$97	$843	$413
Restricted stock awards compensation expense included in corporate expenses	—	14	—	29
Stock option compensation expense included in broadcast operating expenses	64	30	253	107
Stock option compensation expense included in digital media operating expenses	40	20	134	75
Stock option compensation expense included in publishing operating expenses	17	9	46	33
Total stock-based compensation expense, pre-tax	$344	$170	$1,276	$657
Tax provision for stock-based compensation expense	(137)	(68)	(510)	(263)
Total stock-based compensation expense, net of tax	$207	$102	$766	$394

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Expected volatility	n/a	n/a	74.98%	52.37%
Expected dividends	n/a	n/a	2.70%	4.28%
Expected term (in years)	n/a	n/a	7.8	3.0
Risk-free interest rate	n/a	n/a	2.27%	0.85%

Stock option information with respect to the company’s stock-based equity plans during the nine months ended September 30, 2015 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,816,204	$4.88	$3.39		$5,718
Granted	10,000	6.08	1.98
Exercised	(143,208)	2.19	1.35
Forfeited or expired	(54,462)	12.15	8.05
Outstanding at September 30, 2015	1,628,534	$4.88	$3.40	4.5 years	$2,769
Exercisable at September 30, 2015	987,484	$4.93	$3.55	3.5 years	$1,648
Expected to Vest	608,679	$4.81	$3.16	5.9 years	$1,065

The aggregate intrinsic value represents the difference between the company’s closing stock price on September 30, 2015 of $6.12 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the nine months ended September 30, 2014 and 2015 was $1.8 million and $1.5 million, respectively.

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

The fair values of shares of restricted stock awards are determined based on the closing price of the company common stock on the grant dates. Information regarding the company’s restricted stock awards during the nine months ended September 30, 2015 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2015	—	$—		$—
Granted	10,000	5.83	1.0 years	61
Vested	—	—
Forfeited	—	—
Unvested outstanding at September 30, 2015	10,000	$5.83	0.5 years	$61

As of September 30, 2015, there was $0.4 million of total unrecognized compensation cost related to non-vested awards of stock. This cost is expected to be recognized over a weighted average period of 1.10 years.

NOTE 8. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB Codification Topic 718, Compensation-Stock Compensation. As a result, $0.2 million and $0.7 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2015, respectively, in comparison to $0.3 million and $1.3 million for the three and nine months ended September 30, 2014.

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

The following table shows distributions that have been declared and paid since January 1, 2014:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (Dollars in thousands)
September 1, 2015	September 30, 2015	$0.0650	$1,655
June 2, 2015	June 30, 2015	$0.0650	1,654
March 5, 2015	March 31, 2015	$0.0650	1,647
December 2, 2014	December 29, 2014	$0.0650	1,646
September 2, 2014	September 30, 2014	$0.0625	1,579
May 27, 2014	June 30, 2014	$0.0600	1,514
March 6, 2014	March 31, 2014	$0.0575	1,444

Based on the number of shares of Class A and Class B currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $6.6 million for the year ending December 31, 2015.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

Salem Media Group, Inc., the borrower under our senior secured credit facility, has no independent assets or operations. All of Salem’s subsidiaries are 100% owned by Salem Media Group, and guarantees are full and unconditional and joint and several.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and nine months ended September 30, 2014 and 2015, approximately $47,000 and $141,000, respectively, and $47,000 and $140,000, respectively, of the discount has been recognized as interest expense including approximately $27,000 of bank loan fees.

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

We have made repayments on our Term Loan B, including interest through the date of the payment as follows:

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At September 30, 2015, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.03%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of September 30, 2015, our leverage ratio was 5.61 to 1 compared to our compliance covenant of 6.25 and our interest coverage ratio was 3.24 compared to our compliance ratio of 2.25. We were in compliance with our debt covenants under the credit facility at September 30, 2015.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2014 and September 30, 2015 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2014	As of September 30, 2015
	(Dollars in thousands)
Term Loan B	$274,933	$273,088
Revolver	1,784	6,055
Capital leases and other loans	788	702
	277,505	279,845
Less current portion	(1,898)	(7,662)
	$275,607	$272,183

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2015:

•	Outstanding borrowings of $274.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and
•	Outstanding borrowings of $6.1 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.
•	Commitment fees of 0.50% on any unused portion of the revolver.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2015 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2016	$7,662
2017	3,111
2018	3,108
2019	3,104
2020	3,103
Thereafter	259,757
$279,845

NOTE 10. DEFERRED FINANCING COSTS

Deferred financing costs consist of bank loan fees incurred upon entering our Term Loan B and Revolver as of March 14, 2013. The costs are being amortized over the seven year term of the Term Loan B and the five year term of the Revolver as an adjustment to interest expense. During the nine months ended September 30, 2015, approximately $27,000 of bank loan fees were written off in conjunction with the early retirement of the Term Loan B. Deferred financing costs were $3.2 million at December 31, 2014 and $2.7 million at September 30, 2015.

NOTE 11. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2015
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,939	$(18,387)	$1,552
Domain and brand names	16,555	(10,823)	5,732
Favorable and assigned leases	2,379	(1,864)	515
Subscriber base and lists	7,313	(3,453)	3,860
Author relationships	2,245	(1,487)	758
Non-compete agreements	1,034	(753)	281
Other amortizable intangible assets	1,336	(1,336)	—
	$50,801	$(38,103)	$12,698

	As of December 31, 2014
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,910	$(16,558)	$3,352
Domain and brand names	15,465	(9,722)	5,743
Favorable and assigned leases	2,379	(1,795)	584
Subscriber base and lists	4,302	(2,671)	1,631
Author relationships	2,245	(1,379)	866
Non-compete agreements	888	(669)	219
Other amortizable intangible assets	1,336	(1,336)	—
	$46,525	$(34,130)	$12,395

Based on the amortizable intangible assets as of September 30, 2015, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2015 (Oct – Dec)	$1,347
2016	3,818
2017	2,414
2018	2,171
2019	1,742
Thereafter	1,206
Total	$12,698

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

Options to purchase 1,887,329 and 1,628,534 shares of Class A common stock were outstanding at September 30, 2014 and 2015, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of September 30, 2014 and 2015 there were 729,560 and 447,689 dilutive shares, respectively.

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

Under FASB Codification Topic 815, Derivatives and Hedging, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge. Changes in the fair value of this non-cash flow hedge are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $2.0 million as of September 30, 2015, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14.

	As of December 31, 2014	As of September 30, 2015
	(Dollars in thousands)
Fair value of interest rate swap asset (liability)	$475	$(2,011)

NOTE 14. FAIR VALUE MEASUREMENTS

FASB Codification Topic 820, Fair Value Measurements and Disclosures, established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations or cash flows. We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption of the fair value provisions of FASB Codification Topic 820 to nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

FASB Codification Topic 820 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the FASB Codification Topic 820 hierarchy are as follows:

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

As of September 30, 2015, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	September 30, 2015
	Total Fair Value	Fair Value Measurement Category
	and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$186	$186	$—	$—
Trade accounts receivable, net	36,855	36,855	—	—
Liabilities:
Accounts payable	5,909	5,909	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	12,245	11,472	—	773
Accrued interest			—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	934	21	—	913
Long-term debt	272,183	272,183	—	—
Fair value of interest rate swap	2,011	—	2,011	—

NOTE 15. INCOME TAXES

We account for income taxes in accordance with FASB Codification Topic 740, Income Taxes. We recorded no adjustments to our unrecognized tax benefits as of September 30, 2015 and 2014.  At December 31, 2014, we had $0.5 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $3.0 million as of September 30, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

NOTE 16. COMMITMENTS AND CONTINGENCIES

The company enters into various agreements in the normal course of business that contain minimum guarantees. These minimum guarantees are often tied to future events, such as future revenue earned in excess of the contractual level. Accordingly, the fair value of these arrangements is zero.

The company also records contingent earn-out consideration representing the estimated fair value of future liabilities associated with acquisitions that may have additional payments due upon the achievement of certain performance targets. The fair value of the contingent earn-out consideration is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the expected payment amounts. We review the probabilities of possible future payments to estimate the fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contracted limit, as applicable. Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration and other claims which are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  Certain of these proceedings are discussed in Note 16, Commitments and Contingencies, contained in our condensed consolidated financial statements.

We record contingency reserves to the extent we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The establishment of the reserve is based on a review of all relevant factors, the advice of legal counsel, and the subjective judgment of management. The reserves we have recorded to date have not been material to our consolidated financial position, results of operations or cash flows. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

While we believe that the final resolution of any known maters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources.

NOTE 17. SEGMENT DATA

FASB Codification Topic 280, Segment Reporting, requires companies to provide certain information about their operating segments. We have two reportable segments, radio broadcasting and digital media. Digital media (formerly “Internet and e-commerce”) became a reportable segment as of the first quarter of 2011 upon the realization of organic and acquisition-related revenue growth. Our acquisition of Eagle Publishing on January 10, 2014, which included Regnery Publishing, Eagle Financial Publications, Eagle Wellness, Human Events and Red State, resulted in operational changes in our business and a realignment of our operating segments. We now have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing.

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

Segment performance, as we define it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. The table below presents financial information for each operating segment as of September 30, 2014 and 2015 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2015
Total net revenue	$49,186	$11,393	$6,912	$—	$67,491
Operating expenses	35,407	8,761	6,966	3,697	54,831
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on the sale or disposal of assets	$13,779	$2,632	$(54)	$(3,697)	$12,660
Depreciation	1,929	838	153	216	3,136
Amortization	23	1,171	136	—	1,330
Change in the estimated fair value of contingent earn-out consideration	—	(105)	(498)	—	(603)
(Gain) loss on the sale or disposal of assets	35	11	(57)	8	(3)
Net operating income (loss)	$11,792	$717	$212	$(3,921)	$8,800

Three Months Ended September 30, 2014
Net revenue	$48,246	$11,503	$9,859	$—	$69,608
Operating expenses	34,402	9,018	8,252	3,880	55,552
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and loss on the sale or disposal of assets	$13,844	$2,485	$1,607	$(3,880)	$14,056
Depreciation	1,971	764	130	276	3,141
Amortization	23	1,202	304	1	1,530
Change in the estimated fair value of contingent earn-out consideration	—	58	487	—	545
Loss on the sale or disposal of assets	(7)	—	—	—	(7)
Net operating income (loss)	$11,857	$461	$686	$(4,157)	$8,847

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Nine Months Ended September 30, 2015
Total net revenue	$144,785	$33,683	$18,172	$—	$196,640
Operating expenses	104,511	26,528	17,932	11,206	160,177
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on the sale or disposal of assets	$40,274	$7,155	$240	$(11,206)	$36,463
Depreciation	5,769	2,396	488	715	9,368
Amortization	69	3,497	407	1	3,974
Change in the estimated fair value of contingent earn-out consideration	—	(316)	(476)	—	(792)
(Gain) loss on the sale or disposal of assets	194	11	(58)	9	156
Net operating income (loss)	$34,242	$1,567	$(121)	$(11,931)	$23,757

Nine Months Ended September 30, 2014
Net revenue	$144,144	$35,134	$21,311	$—	$200,589
Operating expenses	103,563	27,138	20,067	12,920	163,688
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and loss on the sale or disposal of assets	$40,581	$7,996	$1,244	$(12,920)	$36,901
Depreciation	5,954	2,278	364	841	9,437
Amortization	75	3,682	909	1	4,667
Change in the estimated fair value of contingent earn-out consideration	—	275	639	—	914
Loss on the sale or disposal of assets	214	—	—	—	214
Net operating income (loss)	$34,338	$1,761	$(668)	$(13,762)	$21,669

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2015
Inventories, net	$—	$551	$522	$—	$1,073
Property and equipment, net	86,522	7,190	1,778	8,155	103,645
Broadcast licenses	390,051	—	—	—	390,051
Goodwill	3,986	19,930	1,044	8	24,968
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	514	10,662	1,521	1	12,698

As of December 31, 2014
Inventories, net	$—	$222	$350	$—	$572
Property and equipment, net	81,948	7,111	1,941	8,227	99,227
Broadcast licenses	385,726	—	—	—	385,726
Goodwill	3,955	19,677	1,044	8	24,684
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	583	9,884	1,926	2	12,395

The table below presents financial information for each operating segment as of September 30, 2014 with a comparison of the results under the prior composition of our operating segments as compared to the new composition:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	As Reported Original (1)	As Updated New	As Reported Original (1)	As Updated New
	(Dollars in thousands)
Net Revenue by Segment:
Net broadcast revenue	$46,962	$48,246	$140,393	$144,144
Net digital media revenue	14,516	11,503	41,827	35,134
Net publishing revenue	8,130	9,859	18,369	21,311
Total net revenue	$69,608	$69,608	$200,589	$200,589
Operating expenses by segment:
Broadcast operating expenses	$32,596	$34,402	$97,695	$103,563
Digital media operating expenses	10,936	9,018	30,827	27,138
Publishing operating expenses	6,766	8,252	17,624	20,067
Unallocated corporate expenses	5,254	3,880	17,542	12,920
	$55,552	$55,552	$163,688	$163,688
Net operating income before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on the sale or disposal of assets	$8,847	$8,847	$21,669	$21,669

(1)	Includes the reclassification of $16,000 of revenue share commissions to digital media operating expenses from digital media revenue to conform to current presentation.

NOTE 18. SUBSEQUENT EVENTS

On October 1, 2015, we acquired radio station KKSP-FM in Little Rock, Arkansas, for $1.5 million in cash. We began programming KKSP-FM, Little Rock, Arkansas, under a TBA on April 1, 2015.

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report. Our Condensed Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions of radio stations, digital media and publishing assets and businesses. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

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

Our principal sources of broadcast revenues include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	the sale of banner advertisements on our station websites;
•	the sale of digital streaming on our station websites; and
•	revenue derived from station events, including ticket sales and sponsorships.

The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•	audience share;
•	how well our stations perform for our clients;
•	the size of the market;
•	the number of impressions delivered;
•	the number of page views achieved;
•	the number of events held, the number of sponsorships sold, and the attendance for each event;
•	the general economic conditions in each market; and
•	supply and demand on both a local and national level.

Our principal sources of digital media revenue (formerly Internet and e-commerce revenue) include:

•	the sale of web-based or digital banner advertising;
•	the sale of digital streaming advertising;
•	the support and promotion to stream third-party content on our websites;
•	the demand for digital delivery of our newsletters and host materials;
•	product sales and royalties for on-air host materials;
•	the number of video and graphic downloads; and
•	the demand for our wellness products.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	subscription fees for our magazines;
•	the sale of print magazine advertising; and
•	publishing fees from authors.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. In additional to the reach of our broadcast signals, each of our radio stations has a website specifically designed for that station. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”) and Salem Media Representatives (“SMR”). SRN, SNN, SMN and SGN are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem owned and operated stations. SMR, a national advertising sales firm with offices in 11 U.S. cities, specializes in placing national advertising on religious and other commercial radio stations.

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

Block Programming. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. Historically, more than 95% of these religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average nearly 25 years on-air. Over the last five years, block-programming revenue has comprised 40% to 41% of our total net broadcast revenue.

Satellite Radio. We program SiriusXM Channel 131, the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

News Talk. We currently program 31 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by our network, SRN.

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

Business. We currently program 14 of our radio stations in a business format. Our business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format in that it features long-form block programming.

Revenues generated from our radio stations are reported as broadcast revenue in our condensed consolidated financial statements included in Part 1 of this quarterly report on Form 10-Q. Broadcast revenues are impacted by the rates we can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered or downloads made, and the number of events that can be held, including the event size and the number of attendees. Block programming rates are based upon our ability to attract audiences that support the programmers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our ability to produce results for our advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services for a majority of our radio stations. In select markets, we subscribe to Nielsen Audio, which develops monthly reports measuring a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time available for block programming and/or advertising, which may vary at different times of the day.

Nielsen Audio uses its own technology to collect data for its ratings service. The Portable People Meter TM (“PPM”) is a small device that is capable of automatically measuring radio, television, web-based, satellite radio and satellite television signals encoded by the broadcaster. The PPM offers a number of advantages, including ease of use, more reliable ratings data, shorter time periods between when advertising runs and actual listening data, and little manipulation of data by users. A disadvantage of the PPM includes data fluctuations from changes to the “panel” (a group of individuals holding PPM devices).  This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time.

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

Our cash flows from broadcasting are affected by transitional periods when we may find it beneficial to change a station format. Decisions to change our station formats are based on the current station format as compared to the market composite, the number of stations that we own or operate in that market and other circumstances under which we feel a change is beneficial. A station may generate negative or insignificant cash flow during the transitional period when we develop the radio station’s listener and customer base.

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize trade agreements to exchange advertising time for goods or services in lieu of cash. We enter trade and barter agreements if the goods or services we receive can be used in our business or can be sold under listener purchase programs. We minimize the use of trade agreements with our general policy of not preempting airtime sold for cash for airtime exchanged for trade. We also exclude trade revenue from all compensation plans based on earned revenues. In each of the nine month periods ending September 30, 2014 and 2015, we sold 97% of our broadcast revenue for cash.

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

E-commerce sites include Salem Consumer Products (“SCP”), an e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities and Eagle Wellness and Gene Smart Wellness, online sites offering health advice and sales of nutritional products.

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

The primary operating expenses incurred in the ownership and operation of our digital media businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with SCP and Wellness products.

Publishing

On January 10, 2014, we acquired Regnery Publishing which resulted in a major shift in our publishing operating segment. Regnery Publishing is a publisher of conservative books that was founded in 1947. Regnery has published dozens of bestselling books by leading conservative authors and personalities.

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

KNOWN TRENDS AND UNCERTAINTIES

We continue to explore opportunities to cross-promote our brand and our content, including our broadcast markets, digital media, websites, mobile applications, and our printing and publication media. Although advertising revenues have stabilized from the period over period declines that began in 2008, broadcast advertising revenue growth remains challenged. We are particularly dependent on broadcast revenues in our Los Angeles and Dallas markets, which generated 8.9% and 9.8%, respectively, of our total net revenue for the nine month period ending September 30, 2015. Advertising and subscription revenues from print magazines are negatively impacted by the growing use of other mediums, specifically digital, that deliver the same information, Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Digital Media is a concentrated growth area for us and any decrease in revenue streams from our websites and digital newsletters could affect our operating results, financial condition and results of operations. Our Digital Media revenue is impacted by the number of page views and sessions delivered. Our page views have been negatively impacted by changes in the Facebook newsfeed algorithm that makes it more difficult to drive traffic from Facebook to our websites. We are also seeing a shift in the number of desktop page views to mobile page views. Mobile page views typically carry lower rates per page as compared to desktop page views.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The following factors affected our results of operations and cash flows for the three months ended September 30, 2015 as compared to the same period of the prior year:

Equity

•	On September 1, 2015 we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The distribution of $1.7 million was paid on September 30, 2015 to all Class A and Class B common stockholders of record as of September 16, 2015.

Acquisitions

•	On September 15, 2015, we acquired radio station KEXB-AM (formerly KMKI-AM) in Dallas, Texas, for $3.0 million in cash.

•	On September 10, 2015, we acquired radio station WBIX-AM (formerly WMKI-AM) in Boston, Massachusetts, for $0.5 million in cash.

•	On September 3, 2015, we acquired Spanish Bible applications and related website and Facebook properties for $0.5 million in cash.

•	On September 1, 2015, we acquired the DailyBible mobile applications, including all content, code and functionality for $1.5 million in cash.

•	On July 1, 2015, we acquired DividendInvestor.com for $1.0 million in cash.

Net Broadcast Revenue

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$48,246	$49,186	$940	1.9%	69.3%	72.9%
Same Station Net Broadcast Revenue	$48,246	$48,705	$459	1.0%

The following table shows the dollar amount and percentage of net broadcast revenue for each revenue source.

	Three Months Ended September 30,
	2014		2015
	(Dollars in thousands)
Block Programming
National	$11,326	23.5%	$12,009	24.4%
Local	8,704	18.0%	9,041	18.4%
	20,030	41.5%	21,050	42.8%
Broadcast Advertising:
National	3,816	7.9%	3,101	6.3%
Local	15,111	31.3%	15,930	32.4%
	18,927	39.2%	19,031	38.7%
Station Digital	1,284	2.7%	1,380	2.8%
Infomercials	977	2.0%	569	1.2%
Network	3,992	8.3%	3,656	7.4%
Other	3,036	6.3%	3,500	7.1%
Net Broadcast Revenue	$48,246	100.0%	$49,186	100.0%

Block programming revenue increased $1.0 million due to increases in the number of national and local programs featured on our Christian Teaching & Talk and News Talk format stations. We increased the amount of programming time available by reducing the number of infomercials sold. The increase in the number of programmers featured on-air resulted in a higher demand for premium time slots that in turn resulted in the realization of higher rates.

Advertising revenue, net of agency commissions, increased $0.1 million. Included in this amount is a $0.4 million decline in political advertising, which was $0.5 million for the three months ending September 30, 2014 based upon the then upcoming local and congressional elections, compared to $0.1 million during the same period of the current year. Excluding the impact of political advertisements, net advertising revenue increased $0.6 million due to increases in demand from local advertisers on our CCM and News Talk format stations.

Digital revenue generated from our radio station websites increased $0.1 million based on higher sales volume. The increase is attributable to our efforts in promoting the advertising value of our station websites.

Declines in infomercial revenue of $0.4 million reflect our ongoing efforts to feature programming that is tailored to our listeners and consistent with our company values. We continue to seek alternatives to infomercial programs that we believe are not of interest to our listeners.

Network revenue declined $0.3 million due to a decline in advertising and promotions of faith-based movies during the three months ending September 30, 2015 as compared to the same period of the prior year.

Other revenue increases include a $0.3 million increase in event revenue from higher attendance and higher levels of sponsorships at local events, including concerts and speaking events, and a $0.1 million increase in other revenue from an FM Translator and HD Channel agreement.

The increase in net broadcast revenue of $0.5 million on a same-station basis excludes the results of stations that were not owned or operated in the same format as of the start and end of the three month period ending September 30, 2015.

Net Digital Media Revenue

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$11,503	$11,393	$(110)	(1.0)%	16.5%	16.9%

The following table shows the dollar amount and percentage of net digital media revenue for each revenue source.

	Three Months Ended September 30,
	2014		2015
	(Dollars in thousands)
Digital Advertising, Net	$6,152	53.5%	$6,180	54.2%
Digital Streaming	1,080	9.4%	1,090	9.6%
Digital Subscriptions	1,493	13.0%	1,334	11.7%
Digital Downloads	1,639	14.3%	1,516	13.3%
e-commerce	880	7.6%	843	7.4%
Other	259	2.2%	430	3.8%
Net Digital Media Revenue	$11,503	100.0%	$11,393	100.0%

Digital advertising revenue, net of agency commissions, was impacted by political revenue and page views during the three month period ending September 30, 2015. During three month period ending September 30, 2014, we recognized political revenue of $0.3 million associated with the then upcoming local and congressional elections.  The non-political season also impacts our page views as readers are likely to view more pages during election periods.  Our page views were also negatively impacted by changes in the Facebook newsfeed algorithm that makes it more difficult to drive traffic from Facebook to our websites. We are also seeing a shift in the number of desktop page views declining to an increase in mobile page views, which carry lower rates. Total page views from desktop devices were down 14% from the same period of the prior year. The reduction in page views results in a decline in ad revenue based on volume.  Declines in political revenues were offset by a $0.3 million increase in remnant sales.

Digital streaming revenue was consistent with the prior year in both sales volume and in rates.

Declines in digital subscription revenue of $0.2 million reflect lower distribution levels resulting from a 35% decline in the number of new subscriptions sold. The sale of new subscriptions was impacted by a rebranding effort that that began during the first half of 2015. The decline was partially offset by a 7% increase in the number of renewals.

Digital download revenue decreased $0.1 million due to a decline in video downloads on our WorshipHouseMedia.com website. The declines in the number of downloads of these third-party produced videos are common throughout the industry as users become more adept at creating their own content. We believe that our sermon content is unique and valuable and that the number of downloads of our content will not be impacted as severely by user created content. The volume of our digital downloads tend to increase with the approach of Christian holidays.

E-commerce revenue reflects a decline of $17,000 the number of products sold through Salem Consumer Products and a decline of $21,000 in nutritional product sales through our wellness division. The decline in sales of our wellness products was based on the number of units sold which were negatively impacted from a change in our call center provider during the three months ending September 30, 2015. The decline in net wellness revenue also includes a $12,000 reduction in shipping and handling fees due to a free shipping promotional campaign offered during the period.

The increase in other revenue of $0.2 million reflects an increase in event revenue from our RedState Gathering held in August of 2015. The RedState Gathering featured several 2016 GOP candidates and was attended by over 750 paid attendees, 185 credentialed media and 100 representatives from 32 co-sponsoring organizations.

Net Publishing Revenue

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$9,859	$6,912	$(2,947)	(29.9)%	14.2%	10.2%

	Three Months Ended September 30,
	2014		2015
	(Dollars in thousands)
Book Sales	$8,457	85.8%	$6,036	87.3%
Estimated Sales Returns & Allowances	(2,738)	(27.8)%	(1,961)	(28.3)%
e-book Sales	1,508	15.3%	263	3.8%
Self-Publishing Fees	1,354	13.7%	1,368	19.8%
Print Magazine Subscriptions	450	4.6%	348	5.0%
Print Magazine Advertisements	461	4.7%	456	6.6%
Other	367	3.7%	402	5.8%
Net Publishing Revenue	$9,859	100.0%	$6,912	100.0%

Book sales decreased $2.4 million due to a decline in sales volume through Regnery Publishing. During the three months ending September 30, 2015, Regnery had one title on the New York Times bestseller list as compared to two titles during the same period of the prior year. The estimated sales returns and allowances declined $0.8 million based on this lower volume of print book sales. Xulon Press self-publishing fees were consistent at $0.9 million for each of the three month periods ended September 30, 2015 and 2014.

E-book sales declined $1.2 million due to the strong results achieved during the three months ending September 30, 2014 as compared to the current period. During the current period, there is one e-book on the best-seller list that did not keep pace with sales of the two best seller e-books from the same period of the prior year.

Xulon Press self-publishing fees were consistent with the same period of the prior year both in sales volume and in rates.

Print magazine revenue continues to decline with a $0.1 million drop in subscription revenue based the lack of new subscriptions sold and a drop in renewals. The decline in ad revenue from print magazines is consistent with lower rates and demand based on the lower distribution levels. As of December 2014, we discontinued printing and distributing Townhall Magazine, the content of which is currently only available online. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$34,402	$35,407	$1,005	2.9%	49.4%	52.5%
Same Station Broadcast Operating Expenses	$34,402	$34,861	$459	1.3%

Increases in broadcast operating expenses reflect higher variable costs associated with higher revenues including a $0.3 million increase in personnel-related costs and sales-based commissions that includes a $0.1 million increase in group health insurance, a $0.2 million increase in in advertising and promotions, and a $0.2 million increase in bad debt expenses as a percentage of sales. Personnel related costs also reflect a $0.1 million increase in group health insurance premiums that is consistent with all operating segments. Facility-related costs reflect a $0.3 million increase due to recent acquisitions and the relocation and consolidation of our facilities in the Washington DC area for which we are incurring additional rent expense until the build out of our new facility is complete and we can vacate our existing locations. On a same-station basis, the decrease in broadcast operating expenses reflects these same items net of the impact of start-up costs associated with format changes and station launches.

Digital Media Operating Expenses

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$9,018	$8,761	$(257)	(2.8)%	13.0%	13.0%

Declines in digital media operating expenses include a $0.1 million decline in royalties, a $0.1 million decline in professional services and a $0.1 million decline in advertising expenses, consistent with the declines in revenues across all platforms. Personnel-related costs were flat with a $0.4 million benefit from lower sales commissions offset by a $0.2 million increase in employee salaries and a $0.2 million increase in group health insurance premiums.

Publishing Operating Expenses

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$8,252	$6,966	$(1,286)	(15.6)%	11.9%	10.3%

Publishing operating expenses include cost of goods sold associated with Regnery Publishing of $0.7 million for the three months ending September 30, 2015 compared to $0.9 million for the same period of the prior year. The decline in the costs of goods sold of $0.2 million is consistent with the declines in revenue from a reduction in the number of books sold. There were no significant changes in our margins. Consistent with lower revenues from Regnery Publishing, we generated savings from variable costs including $0.6 million in royalties, $0.1 million in fulfillment costs, $0.1 million in advertising and promotion costs and $0.1 million in professional services fees.

Operating expenses associated with our print magazines declined $0.2 million, including $0.1 million in printing and mailing costs and $0.1 million personnel-related costs, due to the discontinuation of production of Townhall Magazine and lower distribution levels for all other publications due to declines in the number of subscribers.

Xulon Press operating expenses were consistent with those of the prior year.

Unallocated Corporate Expenses

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,880	$3,697	$(183)	(4.7)%	5.6%	5.5%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not directly attributable to any one of our operating segments. Decreases in these costs over the same period of the prior year include a $0.2 million decline in personnel-related costs net of higher group health insurance premiums of approximately $28,000 and a $0.1 million decline in non-cash stock based compensation expense offset by a $0.1 million increase professional services and a $0.1 million increase in acquisition-related costs. We continue to seek cost effective ways to reduce overhead operating costs and expenses.

Depreciation Expense

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,141	$3,136	$(5)	(0.2)%	4.5%	4.6%

Depreciation expenses are consistent with those of the same period of the prior year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,530	$1,330	$(200)	(13.1)%	2.2%	2.0%

The decrease in amortization expense reflects the higher acquisition volume in early 2014, and our acquisition of WorshipHouseMedia.com in 2011, that included intangible assets such as advertising agreements, customer lists, domain names, and author relationships with estimated useful lives ranging from one to five years that were fully depreciated as of the first half of 2015. Amortization expense for the prior year includes these items fully amortized as of the same period of the current year.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$545	$(603)	$(1,148)	(210.6)%	0.8%	(0.9)%

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. We review the probabilities of possible future payments to estimate the fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contracted limit, as applicable.

For the three month period ending September 30, 2015, we recorded a net reduction in our contingent earn-out liabilities of $0.6 million compared to a net increase of $0.5 million for the same period of the prior year. The changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our condensed consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Gain on the Sale or Disposal of Assets

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Gain on the sale or disposal of assets	$(7)	$(3)	$4	(57.1)%	—%	—%

The net gain on the sale or disposal of assets for the three months ended September 30, 2015 and 2014 represents various fixed asset and equipment disposals.

Other Income (Expense)

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$2	$3	$1	50.0%	—%	—%
Interest expense	(4,139)	(3,900)	239	(5.8)%	(5.9)%	(5.8)%
Change in the fair value of interest rate swap	1,046	(1,510)	(2,556)	(244.4)%	1.5%	(2.2)%
Loss on early retirement of long-term debt	(18)	—	18	(100.0)%	—	—%
Net miscellaneous income and (expenses)	572	1	(571)	(99.8)%	0.8%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

The decrease in interest expense of $0.2 million includes a $0.1 million decline in interest on the remaining principal balance outstanding on our Term Loan B and a $0.1 million decrease in the interest accretion from a deferred advertising credit.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that we entered into on March 28, 2013.

Net miscellaneous income and expenses includes royalty income, usage fees for real estate properties, and insurance proceeds. The net miscellaneous income and expenses for the same period of the prior year includes $0.2 million of royalty income and fees for our real estate properties, $0.2 million insurance proceeds and $0.2 million received in an eminent domain settlement.

Provision for Income Taxes

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$2,567	$1,317	$(1,250)	(48.7)%	3.7%	2.0%

In accordance with FASB Codification Topic 740, Income Taxes, our tax provision for income taxes was $1.3 million for the three months ended September 30, 2015 compared to $2.6 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 38.8% for the three months ended September 30, 2015 compared to 40.7% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income

	Three Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$3,743	$2,077	$(1,666)	(44.5)%	5.4%	3.1%

We recognized net income of $2.1 million for the three months ending September 30, 2015 compared to $3.7 million during the same period of the prior year. During this same period, our net operating income was unchanged at $8.8 million as the $2.1 million decline in our total net revenue was offset with reductions in operating expenses of $0.9 million and a $1.2 million favorable impact from a reduction in our estimated earn-out contingencies. The decline of $1.7 million in our net income resulted from a $2.5 million charge associated with the change in fair value of our interest rate swap agreement and a $0.6 million decrease in net miscellaneous income offset by $0.2 million savings in interest expense and a $1.2 million decline in our provision for income taxes.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

The following factors affected our results of operations and cash flows for the nine months ended September 30, 2015 as compared to the same period of the prior year:

Financing

•	On January 30, 2015, we repaid $2.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”). We recorded a $15,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $27,000 in bank loan fees associated with the principal payment.

Equity

•	On September 1, 2015 we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The distribution of $1.7 million was paid on September 30, 2015 to all Class A and Class B common stockholders of record as of September 16, 2015.

•	On June 2, 2015 we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The distribution of $1.7 million was paid on June 30, 2015 to all Class A and Class B common stockholders of record as of June 16, 2015.

•	On March 5, 2015, we announced a quarterly distribution in the amount of $0.0650 per share on Class A and Class B common stock. The quarterly distribution of $1.6 million was paid on March 31, 2015 to all Class A and Class B common stockholders of record as of March 17, 2015.

Acquisitions

•	On September 15, 2015, we acquired radio station KEXB-AM, (formerly KMKI-AM) in Dallas, Texas, for $3.0 million in cash.

•	On September 10, 2015, we acquired radio station WBIX-AM (formerly WMKI-AM) in Boston, Massachusetts, for $0.5 million in cash.

•	On September 3, 2015, we acquired Spanish Bible applications and related website and Facebook properties for $0.5 million in cash.

•	On September 1, 2015, we acquired the DailyBible mobile applications, including all content, code and functionality for $1.5 million in cash.

•	On July 1, 2015, we acquired DividendInvestor.com for $1.0 million in cash.

•	On June 4, 2015, we acquired the Gene Smart Wellness e-commerce website for $0.1 million in cash.

•	On May 12, 2015, we acquired radio station WPGP-AM (formerly WDDZ-AM) in Pittsburg, Pennsylvania, for $1.0 million in cash.

•	On May 7, 2015, we acquired radio station WDWD-AM in Atlanta, Georgia, for $2.8 million in cash.

•	On May 6, 2015, we acquired domain names, mobile applications and code functionality for the Daily Bible Devotion for $1.1 million in cash. We may pay up to an additional $300,000 in contingent earn-out consideration payable over the next two years based upon on the achievement of certain benchmarks.

•	On April 7, 2015, we acquired land and real estate in Greenville, South Carolina, for $0.2 million in cash.

•	On March 27, 2015, we acquired WDYZ-AM in Orlando, Florida for $1.3 million in cash.

•	On February 6, 2015, we acquired Bryan Perry Newsletters with assets valued at $0.6 million and assumed deferred subscription liabilities of $0.4 million. We paid no cash to the seller upon closing. We recorded an estimated contingent earn-out liability at the discounted present value of $0.2 million based on amounts that we expect to pay in the future. As of September 30, 2015, we have paid $30,000 of cash toward the contingent earn-out installments based on actual subscription revenues.

Net Broadcast Revenue

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$144,144	$144,785	$641	0.4%	71.9%	73.6%
Same Station Net Broadcast Revenue	$143,926	$143,036	$(890)	(0.6)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2014		2015
	(Dollars in thousands)
Block Programming
National	$33,660	23.4%	$34,454	23.8%
Local	25,350	17.5%	26,425	18.3%
	59,010	40.9%	60,879	42.1%
Broadcast Advertising:
National	11,252	7.8%	10,312	7.1%
Local	46,658	32.4%	47,089	32.5%
	57,910	40.2%	57,401	39.6%
Station Digital	3,751	2.6%	4,086	2.8%
Infomercials	3,104	2.1%	1,963	1.4%
Network	11,892	8.3%	10,774	7.4%
Other	8,477	5.9%	9,682	6.7%
Net Broadcast Revenue	$144,144	100.0%	$144,785	100.0%

Block programming revenue increased $1.9 million due to increases in the number of national and local programs featured on our Christian Teaching & Talk and News Talk format stations. We increased the amount of programming time available by reducing the number of infomercials sold. The increase in the number of programmers featured on-air resulted in a higher demand for premium time slots that in turn resulted in the realization of higher rates.

Advertising revenue, net of agency commissions, declined $0.5 million. Included in this amount is a $1.2 million decline in political advertising, which was $1.4 million during the nine months ending September 30, 2014 based on the then upcoming local and congressional elections, compared to $0.2 million during the same period of the current year. Excluding the impact of political advertisements, net advertising revenue increased $0.7 million due to increases in demand for local spots in our larger markets that also resulted in the realization of higher rates for premium time slots.

Digital revenues generated from our radio station websites increased $0.3 million based on higher sales volumes. The increase is attributable to our efforts in promoting the advertising value of our station websites.

Declines in infomercial revenues of $1.1 million reflect our ongoing efforts to feature programming that is tailored to our listeners - and consistent with our company values. We continue to seek alternatives to infomercial programs that we believe are not of interest to our listeners.

Network revenue declined $1.1 million due to a decline in advertising and promotions of faith-based movies during the nine months ending September 30, 2015 as compared to the same period of the prior year.

Other revenue increases include a $0.5 million increase from listener purchase program revenue, a popular promotion that offers our listeners access to special discounts and incentives from local advertisers, a $0.3 million increase in income from an FM Translator and HD Channel agreement, and a $0.3 million increase in event revenue from higher attendance and higher levels of sponsorships at local events including concerts and speaking events.

The decrease in net broadcast revenue of $0.9 million on a same-station basis excludes the results of stations that were not owned or operated in the same format as of the start and end of the nine month period ending September 30, 2015.

Net Digital Media Revenue

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$35,134	$33,683	$(1,451)	(4.1)%	17.5%	17.1%

	Nine Months Ended September 30,
	2014		2015
	(Dollars in thousands)
Digital Advertising, Net	$18,676	53.2%	$17,779	52.8%
Digital Streaming	3,210	9.1%	3,269	9.7%
Digital Subscriptions	4,414	12.6%	3,968	11.8%
Digital Downloads	5,803	16.5%	5,540	16.4%
e-commerce	2,498	7.1%	2,595	7.7%
Other	533	1.5%	532	1.6%
Net Digital Media Revenue	$35,134	100.0%	$33,683	100.0%

Declines in digital advertising revenue, net of agency commissions, of $0.9 million reflect the impact of political revenues on the nine month period ending September 30, 2014 and the then upcoming local and congressional elections. The reduction in political activity during the current year also impacts page views as readers are likely to view more pages during election periods. Our page views were negatively impacted by changes in the Facebook newsfeed algorithm that makes it more difficult to drive traffic from Facebook to our websites. We are also seeing a shift in the number of desktop page views declining to an increase in mobile page views, which carry lower rates. Total page views from desktop devices were down 14% from the same period of the prior year. The reduction in page views results in a decline in ad revenue based on volume.

Digital streaming revenue was consistent with the prior year both in sales volume and in rates.

Declines in digital subscription revenue of $0.4 million reflect lower distribution levels based on a 32% decline in the number of new digital subscriptions sold. Sales of new subscriptions were impacted by a rebranding effort that began during the first half of 2015. The decline was partially offset by a 12% increase in the number of renewals. There were no changes in rates for our digital subscriptions.

Digital download revenue decreased $0.3 million due to a reduction in the number of downloads from our Church Products division websites, including a $0.4 million decline in video downloads on our WorshipHouseMedia.com website offset by $0.2 million increase in fees generated from ChurchStaffing.com and ChritianJobs.com. The decline in downloads of these third-party produced videos are common throughout the industry as users become more adept at creating their own content. We believe that our sermon content is unique and valuable and that the number of downloads of our content will not be impacted as severely by user created content. The volume of our digital downloads tend to increase with the approach of Christian holidays.

E-commerce revenue increased $0.1 million including a $0.2 million increase in sales volume for Eagle Wellness products that we believe to be directly attributable to our cross-promotion and marketing efforts on our integrated media platform. This was partially offset with a reduction of $0.1 million based on the number of products sold through our Salem Consumer Products division.

Other revenue reflects a $0.2 million increase in event revenue from our RedState Gathering held in August of 2015. The RedState Gathering featured several 2016 GOP candidates and was attended by over 750 paid attendees, 185 credentialed media and 100 representatives from 32 co-sponsoring organizations. The increase in event revenue was offset by a $0.2 million decline in digital promotions used under a deferred advertising arrangement.

Net Publishing Revenue

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$21,311	$18,172	$(3,139)	(14.7)%	10.6%	9.2%

	Nine Months Ended September 30,
	2014		2015
	(Dollars in thousands)
Book Sales	$16,413	77.0%	$12,885	70.9%
Estimated Sales Returns & Allowances	(5,096)	(23.9)%	(3,905)	(21.5)%
e-book Sales	2,262	10.6%	1,485	8.2%
Self-Publishing Fees	3,935	18.5%	4,136	22.7%
Print Magazine Subscriptions	1,489	7.0%	1,197	6.6%
Print Magazine Advertisements	1,431	6.7%	1,305	7.2%
Other	877	4.1%	1,069	5.9%
Net Publishing Revenue	$21,311	100.0%	$18,172	100.0%

Consolidated book sale revenues decreased $3.5 million, including a $3.6 million decline in sales from Regnery Publishing. The decline is directly attributable to the number of titles on the New York Times bestseller list and the composite mix of titles available in each of the nine month periods. The decrease in estimated sales returns and allowances for Regnery Publishing of $1.2 million is based on the lower volume of print book sales during the nine month period ending September 30, 2015 as compared to the same period of the prior year. Xulon Press book sales were consistent at $2.8 million for each of the nine month periods ended September 30, 2015 and 2014 with no changes in volume or rates.

E-book sales from Regnery Publishing decreased $0.8 million based on the number of units sold. Regnery released one e-book during the nine month period ending September 30, 2015, that did not match the strong sales of two e-books released during the same period of the prior year.

Xulon Press self-publishing fees increased $0.2 million due to an increase in the number of authors utilizing the services with no changes in rates compared to the same period of the prior year. We believe that our ability to cross-promote Xulon’s self-publishing services to authors that are not published through Regnery will provide ongoing growth potential.

Print magazine revenue continues to decline with a $0.3 million drop in subscription revenue based on the number of subscribers and a corresponding $0.1 million decline in advertising revenues based on reduced demand and reduced rates due to lower distribution levels. As of December 2014, we discontinued printing and distributing Townhall Magazine, the content of which is currently only available online. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$103,563	$104,511	$948	0.9%	51.6%	53.1%
Same Station Broadcast Operating Expenses	$103,277	$102,729	$(548)	(0.5)%

Increases in broadcast operating expenses reflect higher variable costs associated with higher revenues including a $1.3 million increase in personnel-related costs and sales-based commissions that includes a $0.6 million increase in group health insurance. Personnel related costs include a $0.6 million increase in group health insurance premiums that is consistent with all operating segments. Facility-related costs reflect a $0.4 million increase due to recent acquisitions and the relocation and consolidation of our facilities in the Washington DC area for which we are incurring additional rent expense until the build out of our new facility is complete and we can vacate our existing locations. These increases were offset with $0.6 million of savings in advertising and promotion expenses.

Digital Media Operating Expenses

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$27,138	$26,528	$(610)	(2.2)%	13.5%	13.5%

Across all digital platforms we incurred lower variable costs consistent with lower revenues. Savings in variable operating costs include a $0.2 million decline in royalties, a $0.2 million decline in professional services, a $0.2 million decrease in bad debt expense and a $0.2 million decline in streaming and hosting expenses offset by a $0.1 million increase in facility-related expenses. Personnel-related costs increased $0.1 million with a $0.1 million of savings from sales commissions offset by an increase in employee travel and entertainment of $0.2 million.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$20,067	$17,932	$(2,135)	(10.6)%	10.0%	9.1%

Publishing operating expenses include cost of goods sold associated with Regnery Publishing of $1.5 million for the nine months ending September 30, 2015 compared to $1.9 million for the same period of the prior year. The decline in the costs of goods sold of $0.4 million is consistent with the declines in revenue from a reduction in the number of books sold. There were no significant changes in our margins. Consistent with lower revenues from Regnery Publishing, we generated savings from variable costs including $1.0 million in royalties and $0.2 million in fulfillment costs.

Operating expenses associated with our print magazines declined $0.6 million, including $0.2 million in printing and mailing costs, $0.2 million in personnel-related costs and $0.1 million in promotional costs, overall declines in expenses from the discontinuation of production for Townhall Magazine.

Operating expense for Xulon Press reflect a $0.2 million decrease in bad debt expense attributed to increase collection efforts offset by a $0.2 million increase in advertising costs. Expenses were otherwise consistent with those of the same period of the prior year.

Unallocated Corporate Expenses

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$12,920	$11,206	$(1,714)	(13.3)%	6.4%	5.7%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not directly attributable to any one of our operating segments. Decreases in these costs over the same period of the prior year include a $0.9 million decline in personnel-related costs, a $0.4 million decline in non-cash stock based compensation expense, a $0.2 million decline in travel and entertainment expenses, a $0.1 million decline in facility-related expenses and a $0.1 million decline in acquisition-related costs. We continue to seek cost effective ways to reduce our overhead operating costs and expenses.

Depreciation Expense

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$9,437	$9,368	$(69)	(0.7)%	4.7%	4.8%

Depreciation expenses are consistent with those of the same period of the prior year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$4,667	$3,974	$(693)	(14.8)%	2.3%	2.0%

The decrease in amortization expense reflects the higher acquisition volume in early 2014 and our acquisition of WorshipHouseMedia.com in 2011 that included intangibles such as advertising agreements, customer lists, domain names, and author agreements that had estimated useful lives of from one to five years. These items were fully depreciated at or near the beginning of the 2015 calendar year resulting in lower amortization for the nine months ending September 30, 2015 as compared to the prior year.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$914	$(792)	$(1,706)	(186.7)%	0.5%	(0.4)%

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. We review the probabilities of possible future payments to estimate the fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contracted limit, as applicable.

For the nine month period ending September 30, 2015, we recorded a net reduction in our contingent earn-out liabilities of $0.8 million compared to a net increase of $0.9 million for the same period of the prior year. The changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our condensed consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Loss on the Sale or Disposal of Assets

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Loss on the sale or disposal of assets	$214	$156	$(58)	(27.1)%	0.1%	0.1%

The net loss on the sale or disposal of assets for the nine months ended September 30, 2015 includes a $0.2 million charge associated with the relocation of our office and studio in our Seattle, Washington market offset by proceeds from various fixed asset and equipment disposals. The net loss on the sale or disposal of assets for the same period of the prior year includes $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.1 million loss associated with the relocation of our office and studio facility in our San Francisco, California market offset by a $0.1 million insurance proceeds from a damage claim associated with one of our markets and various other insignificant fixed asset and equipment disposals.

Other Income (Expense)

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$43	$6	$(37)	(86.0)%	—%	—%
Interest expense	(11,986)	(11,578)	408	(3.4)%	(6.0)%	(5.9)%
Change in the fair value of interest rate swap	(1,423)	(2,486)	(1,063)	74.7%	(0.7)%	(1.3)%
Loss on early retirement of long-term debt	(26)	(41)	(15)	57.7%	—%	—%
Net miscellaneous income and (expenses)	652	8	(644)	(98.8)%	0.3%	—%

Interest income represents earnings on excess cash and interest due under promissory notes. The $37,000 decline is due to a decrease in the balances outstanding on promissory notes during the nine months ending September 30, 2015 as compared to the same period of the prior year.

The decrease in interest expense of $0.4 million reflects a $0.4 million decrease in interest on the remaining principal balance outstanding on our Term Loan B, a $0.1 million decrease in the interest accretion from a deferred advertising credit, a $0.1 million decrease in accretion of our contingent earn-out consideration offset by a $0.2 million increase in interest payments on our interest rate swap agreement.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was entered into on March 28, 2013.

The loss on early retirement of long-term debt reflects the unamortized discount and bank loan fees on principal redemptions of our Term Loan B.

Net miscellaneous income and expenses includes royalty income, usage fees for our real estate properties, and insurance proceeds. The net miscellaneous income and expenses for the period ending September 30, 2014 includes $0.2 million of royalty income and usage fees for our real estate properties, $0.2 million of insurance proceeds and $0.2 million received in an eminent domain settlement.

Provision for Income Taxes

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$3,492	$3,771	$279	8.0%	1.7%	1.9%

In accordance with FASB Codification Topic 740, Income Taxes, our tax provision for income taxes was $3.8 million for the three months ended September 30, 2015 compared to $3.5 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 39.0% for the nine months ended September 30, 2015 compared to 39.1% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income

	Nine Months Ended September 30,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$5,437	$5,895	$458	8.4%	2.7%	3.0%

We recognized net income of $5.9 million for the nine months ending September 30, 2015 as compared to $5.4 million for the same period of the prior year. During this same period, our net operating income increased $2.1 million with a $3.9 million decline in our total net revenue offset with reductions in operating expenses of $4.3 million and a $1.7 million favorable impact from a reduction in our estimated earn-out contingencies. The increase of $0.5 million in our net income resulted from a $1.1 million charge associated with the change in fair value of our interest rate swap agreement and a $0.6 million decrease in net miscellaneous income offset by a $0.4 million reduction in interest expense.

NON-GAAP FINANCIAL MEASURES

Management uses non-GAAP financial measures to evaluate financial results, develop budgets, manage expenditures and determine employee compensation. Our presentation of these non-GAAP measures should not be considered as a substitute for or superior to the most directly comparable financial measures as reported in accordance with GAAP.

Regulation G and Item 10(e) of Regulation S-K define and prescribe the conditions under which certain non-GAAP financial information may be presented. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Digital media operating income, publishing operating income, and free cash flow, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance.

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

We define EBITDA as net income before interest, taxes, depreciation, amortization and change in fair value of interest rate swaps. We define Adjusted EBITDA as EBITDA before gains or losses on the sale or disposal of assets, changes in the estimated fair value of contingent earn-out consideration, net miscellaneous income and expenses, and non-cash compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to and not a substitute for or superior to our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Non-GAAP Financial Measures	2014	2015	2014	2015
	(Dollars in thousands)		(Dollars in thousands)
Station Operating Income	$13,844	$13,779	$40,581	$40,274
Digital Media Operating Income	2,485	2,632	7,996	7,155
Publishing Operating Income (loss)	1,607	(54)	1,244	240
EBIDTA	14,072	13,267	36,399	37,066
Adjusted EBITDA	14,400	12,830	38,177	37,120
Free Cash Flow	8,611	7,105	19,488	19,801

The following table provides a reconciliation of these non-GAAP financial measures to net income as presented in our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(Dollars in thousands) (unaudited)
Reconciliation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss) to Net Income
Station Operating Income	$13,844	$13,779	$40,581	$40,274
Digital Media Operating Income	2,485	2,632	7,996	7,155
Publishing Operating Income (loss)	1,607	(54)	1,244	240
Less unallocated corporate expenses	(3,880)	(3,697)	(12,920)	(11,206)
Less change in the estimated fair value of contingent earn-out consideration	(545)	603	(914)	792
Less depreciation and amortization	(4,671)	(4,466)	(14,104)	(13,342)
Less gain (loss) on the sale or disposal of assets	7	3	(214)	(156)
Net operating income	$8,847	$8,800	$21,669	$23,757
Plus interest income	2	3	43	6
Less interest expense	(4,139)	(3,900)	(11,986)	(11,578)
Less change in fair value of interest rate swaps	1,046	(1,510)	(1,423)	(2,486)
Less loss on early retirement of long-term debt	(18)	—	(26)	(41)
Less net miscellaneous income and expenses	572	1	652	8
Provision for income taxes	(2,567)	(1,317)	(3,492)	(3,771)
Net Income	$3,743	$2,077	$5,437	$5,895

Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Adjusted EBITDA	$14,400	$12,830	$38,177	$37,120
Less non-cash stock-based compensation expense	(344)	(170)	(1,276)	(657)
Less net miscellaneous income and expenses	572	1	652	8
Less loss on early retirement of long-term debt	(18)	—	(26)	(41)
Less change in the estimated fair value of contingent earn-out consideration	(545)	603	(914)	792
Less loss on disposal of assets	7	3	(214)	(156)
EBITDA	14,072	13,267	36,399	37,066
Plus interest income	2	3	43	6
Less depreciation and amortization	(4,671)	(4,466)	(14,104)	(13,342)
Less interest expense	(4,139)	(3,900)	(11,986)	(11,578)
Less change in fair value of interest rate swap	1,046	(1,510)	(1,423)	(2,486)
Less provision for income taxes	(2,567)	(1,317)	(3,492)	(3,771)
Net Income	$3,743	$2,077	$5,437	$5,895

Reconciliation of Adjusted EBITDA to Free Cash Flow
Adjusted EBITDA	$14,400	$12,830	$38,177	$37,120
Less cash paid for interest	(4,122)	(3,604)	(10,804)	(10,675)
Less cash paid for taxes	(16)	(11)	(254)	(327)
Less cash paid for capital expenditures, net (1)	(1,651)	(2,110)	(7,631)	(6,317)
Free Cash Flow	$8,611	$7,105	$19,488	$19,801

(1)	Net cash paid for capital expenditures reflects actual cash payments net of cash reimbursements received under tenant improvement allowances and net of property and equipment acquired in trade transactions.

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

Significant areas for which management uses estimates include:

•	asset impairments, including goodwill, broadcasting licenses and other indefinite-lived intangible assets;
•	probabilities associated with the potential for contingent earn-out consideration;
•	fair value measurements;
•	contingency reserves;
•	allowance for doubtful accounts;
•	sales returns and allowances.
•	inventory reserves;
•	reserves for royalty advances;
•	fair value of equity awards;
•	self-insurance reserves;
•	estimated lives for tangible and intangible assets;
•	income tax valuation allowances; and
•	uncertain tax positions.

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

Goodwill and other indefinite-lived intangible assets

Approximately 70% of our total assets at September 30, 2015 consist of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB Codification Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 14.

Our latest annual impairment testing indicated no significant risk of impairment for our broadcasting and digital media operating segments. We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our indefinite-lived intangible assets, however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material. We have recognized impairment losses associated with goodwill and other indefinite-lived long-term assets within our publishing operations of $1.4 million during the year ending December 31, 2013 and $79,000 during the year ending December 31, 2014. These losses were driven by lower projected profit margins based on the failure of our print magazines to achieve previously projected revenues and an increase in the discount rate based on higher risks associated with magazine publishing. Our publishing operating segment, specifically print magazines, are at the greatest risk of impairment as the adjusted carrying value as of these assets was adjusted to equal estimated fair value as of our last testing period. The percentage by which the carrying values exceeds the estimated fair value is zero.

Impairment of long-lived assets

We account for property and equipment in accordance with FASB Codification Topic 360-10, Property, Plant and Equipment. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material.

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our long-lived assets, however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of long-lived assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material. We recognized impairment losses associated with land of $6.8 million during the year ending December 31, 2012 that were based on changes in our plan to develop the land for use in our broadcast operations.

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. It is our general policy to retain a third-party appraiser to value radio stations, networks, digital media businesses or publishing properties. The purchase price allocations that assign a fair value to broadcast licenses and other assets are subjective by their nature and require careful consideration and judgment. We believe that the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, third-party appraisers prepare reports that assign values to the various asset categories in our financial statements. Management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of these properties upon the close of the transaction.

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

We estimate the economic life of each tangible and intangible asset acquired to determine the period of time in which the asset should be depreciated or amortized. A considerable amount of judgment is required in assessing the economic life of each asset. We consider our own experience with similar assets, industry trends, market conditions and the age of the property at the time of our acquisition to estimate the economic life of each asset. If the financial condition of the assets were to deteriorate, the resulting change in life or impairment of the asset could cause a material impact and volatility in our operating results. We have not experienced changes in the economic life established for major categories of our assets.

Accounting for Acquisitions

We account for business acquisitions in accordance with the acquisition method of accounting as specified in FASB Codification Topic 805 Business Combinations. The total acquisition consideration is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. Acquisitions may include contingent consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts. We may retain a third-party appraiser to estimate the fair value of the acquired net assets as of the acquisition date. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various asset categories in our financial statements. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third party reports for reasonableness of the assigned values. We believe that these valuations and analysis provide appropriate estimates of the fair value for net assets acquired.

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

We estimate the economic life of each tangible and intangible asset acquired to determine the period of time in which the asset should be depreciated or amortized. A considerable amount of judgment is required in assessing the economic life of each asset. We consider our own experience with similar assets, industry trends, market conditions and the age of the property at the time of our acquisition to estimate the economic life of each asset. If the financial condition of the assets were to deteriorate, the resulting change in life or impairment of the asset could cause a material impact and volatility in our operating results. We have not experienced changes in the economic life established for major categories of our assets.

Accounting for contingent consideration

Our acquisitions often include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 14 to our condensed consolidated financial statements.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. We recorded a net increase to our estimated contingent earn-out liabilities of $0.7 million during the year ending December 31, 2014 and we recorded a net decrease of $0.7 million for the nine month period ending September 30, 2015. The changes in our estimates reflect volatility from page views and session time. We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of the remaining contingent earn-out consideration.

Fair value measurements

FASB Codification Topic 820, Fair Value Measurements and Disclosures established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations or cash flows. We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption of the fair value provisions of FASB Codification Topic 820 to nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

FASB Codification Topic 820 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the FASB Codification Topic 820 hierarchy are as follows:

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

As of September 30, 2015, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	September 30, 2015
	Total Fair Value	Fair Value Measurement Category
	and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$186	$186	$—	$—
Trade accounts receivable, net	36,855	36,855	—	—
Liabilities:
Accounts payable	5,909	5,909	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	12,245	11,472	—	773
Accrued interest			—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	934	21	—	913
Long-term debt	272,183	272,183	—	—
Fair value of interest rate swap	2,011	—	2,011	—

Contingency reserves

In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration and other claims which are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  Certain of these proceedings are discussed in Note 16, Commitments and Contingencies, contained in our condensed consolidated financial statements.

We record contingency reserves to the extent we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The establishment of the reserve is based on a review of all relevant factors, the advice of legal counsel, and the subjective judgment of management. The reserves we have recorded to date have not been material to our consolidated financial position, results of operations or cash flows. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

While we believe that the final resolution of any known maters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources.

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

Revenue recognition for multiple-deliverables

We enter bundled advertising agreements that may include cross-promotions such as advertisements on our radio stations, digital banners, print magazine placements, booth space at local events, or some combination thereof. The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price for each deliverable is based on vendor specific objective evidence, if available, or the estimated fair value of each deliverable. Objective evidence of the fair value includes the price charged for each element when sold separately or the price that we would transact if the deliverable is sold regularly on a standalone basis. Arrangement consideration is allocated at the inception of each agreement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

Barter transactions

We may provide broadcast time or digital advertising placement to customers in exchange for certain products, supplies or services. The terms of these exchanges generally permit for the preemption of such broadcast time or digital placements in favor of customers who purchase these items for cash. We include the value of such exchanges in net revenues and operating expenses. The value recorded for barter revenue is based upon management’s estimate of the fair value of the products, supplies or services received.

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter revenue for the three and nine months ended September 30, 2015 was approximately $1.5 million and $4.7 million, respectively, and $1.4 million and $4.9 million, respectively, for the same period of the prior year. Barter expense for the three and nine months ended September 30, 2015 was approximately $1.4 million and $4.4 million, respectively, and $1.4 million and $4.8 million, respectively, for the same period of the prior year.

Allowance for doubtful accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally not written-off until all of our collection efforts have been unsuccessful, including use of a collections agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Sales returns

We provide for estimated returns for products sold with the right of return, primarily book sales associated with Regnery Publishing and nutritional products sold through Eagle Wellness. We record an estimate of these product returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance of our products. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Inventories

Inventories consist of finished goods, including published books and wellness products. Inventory is recorded at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method.

Inventory reserves

We reviewed historical data associated with book and wellness product inventories held by Regnery Publishing and Eagle Wellness, respectively. We utilized this historical data associated with sales returns and allowances and royalty reserves, as well as overall economic conditions and product demand, to estimate the fair value of inventory on hand. A provision was established to expense the balance of unsold inventory for which we believe the cost to be unrecoverable. We regularly monitor actual performance to the estimated reserve and make adjustments as necessary. Our estimated reserve rates have approximated actual results. However, inventory reserves may be adjusted, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Royalty advances to authors

Royalties due to book authors are paid in advance and capitalized. Royalties are expensed as the related book revenues are earned or when we determine that future recovery of the royalty is not likely. We reviewed historical data associated with royalty advances, earnings and recoverability based on actual results of Regnery Publishing. Historically, the longer the unearned portion of an advance remains outstanding, the less likely it is that we will recover the advance through the sale of the book. We apply this historical experience to outstanding royalty advances to estimate the likelihood of recovery. A provision was established to expense the balance of any unearned advance which we believe is not recoverable. Our analysis also considers other discrete factors, such as death of an author, any decision to not pursue publication of a title, poor market demand or other relevant factors. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

We regularly review underperforming assets to determine if a sale or disposal might be a better way to monetize the assets. When a station, group of stations, or other asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB Codification Topic 205-20, Discontinued Operations. In April 2014, the FASB issued authoritative guidance that raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity's operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB Codification Topic 740, Income Taxes. We recorded no adjustments to our unrecognized tax benefits as of September 30, 2015 and 2014.  At December 31, 2014, we had $0.5 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance by $0.4 million over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $3.0 million as of September 30, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards. We have not modified our estimate methodology and we have not historically recognized significant variances from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our valuation allowance is accurately reflected.

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

Under FASB Codification Topic 815, Derivatives and Hedging the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a liability of $2.0 million as of September 30, 2015, representing the change in the fair value of the interest rate swap agreement.

The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 14 to our condensed consolidated financial statements. We have not modified our estimate methodology. We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of the swap agreement. We recorded a $3.2 million increase to the fair value of the swap during the year ending December 31, 2013 compared to a $2.7 million increase in liabilities during the year ending December 31, 2014 and a $2.5 million increase during the nine months ending September 30, 2015. These changes were based on market conditions for interest rates and yield curves as of each reporting period.

Stock-based compensation

We account for stock-based compensation under the provisions of FASB Codification Topic 718, Compensation—Stock Compensation. We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. We have not modified our estimates or assumptions and we have not historically recognized losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our stock based compensation is accurately reflected in our results of operations.

Partial self-insurance on employee health plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million and $0.9 million at September 30, 2015 and December 31, 2014, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from operating cash flow, borrowings under credit facilities and, if necessary, proceeds from the sale of selected assets or businesses. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

Our cash and cash equivalents balance increased $0.2 million to $0.2 million as of September 30, 2015 compared to $33,000 as of December 31, 2014. Working capital decreased $4.8 million to $9.8 million as of September 30, 2015 compared to $14.6 million as of December 31, 2014.

Operating Cash Flows

Our largest source of operating cash inflows are receipts from customers in exchange for advertising and programming. Other sources of operating cash inflows include cash receipts from customers for digital downloads and streaming, book sales, subscriptions, ticket sales, sponsorships, and vendor promotions. A majority of our operating cash outflows consist of payments to employees, such as salaries and benefits, and vendor payments under facility and tower leases, talent agreements, inventory purchases and recurring services such as utilities and music license fees.

Net cash provided by operating activities during the nine month period ending September 30, 2015 decreased by $1.8 million to $25.4 million compared to $27.2 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Net operating income increased $0.5 million to $5.9 million compared to $5.4 million,
•	Net accounts receivable increased $1.9 million compared to a $1.5 million decrease in the same period of the prior year,
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 70 days at September 30, 2015 compared to 74 days at September 30, 2014,
•	Net accounts payable and accrued expenses increased $1.5 million to $18.2 million for the nine months ending September 30, 2015 compared to an increase of $4.0 million to $15.7 for same period of the prior year, and
•	Net inventories on hand increased to $1.1 million at September 30, 2015 compared to $0.6 million as of December 31, 2014.

Investing Cash Flows

Our primary source of investing cash inflows includes proceeds from the sale or disposal of assets or businesses. Our investing cash outflows include cash payments made to acquire businesses, to acquire property and equipment and to acquire intangible assets such as domain names. While our focus continues to be on deleveraging the company, we remain committed to explore and pursue strategic acquisitions. Our acquisition agreements for Twitchy.com, Eagle Publishing, Bryan Perry Newsletters, and the Daily Bible Devotional each contain contingent earn-out arrangements based on the achievement of future operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should these acquisitions not meet our operational expectations.

As of August 28, 2015, we have entered into APA’s to acquire five radio stations for $2.2 million in cash. We expect these transactions to close the fourth quarter of 2015.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur additional capital expenditures of approximately $2.2 million during the remainder of 2015.

Our capital projects include leasehold improvements for a new facility to relocate and consolidate our operations in the Washington DC area. We have recorded non-cash GAAP rent expense of $0.2 million associated with the new facility including the straight line amortization of expense over the rental abatement period and the $1.8 million tenant improvement allowance. We expect to vacate our existing facilities upon completion of the build-out and minimize any potential exposure for duplicate cash outflows for rents.

Net cash used in investing activities during the nine month period ending September 30, 2015 increased $3.6 million to $22.6 million compared to $19.0 million during the same period of the prior year. The increase in cash used for investing activities includes:

•	Cash paid for acquisitions increased $2.3 million to $13.0 million compared to $10.7 million during the same period of the prior year;
•	Cash paid for capital expenditures decreased $1.3 million to $6.3 million compared to $7.6 million during the same period of the prior year;
•	Capital expenditures for leasehold improvements that will be reimbursed under tenant improvement allowances increased $2.5 million to $2.7 million compared to $0.3 million during the same period of the prior year.

Financing Cash Flows

Financing cash inflows include borrowings under our credit facilities and any proceeds from the exercise of stock options issued under our stock incentive plan. Financing cash outflows include repayments of our credit facilities, the payment of equity distributions and payments of amounts due under deferred installments and contingency earn-out consideration associated with acquisition activity.

We believe that cash payments for deferred installments and earn-out contingencies that were entered contemporaneously with an acquisition are appropriately reflected as financing activities. These payments are similar to seller financing arrangements in that cash payments are typically due one to three years after the acquisition date. We referred to guidance in FASB Codification 230-10-45-13 (c) which states that only advance payments, down payments, or other amounts paid at the time of purchase or soon before or after a purchase of property, plant, and equipment and other productive assets are investing cash outflows. The guidance clarifies that incurring directly related debt to the seller is a financing transaction and that subsequent payments of that debt are financing cash outflows. During the nine months ending September 30, 2015, we paid $1.2 million in cash for contingent earn-out consideration due under acquisition agreements and $0.9 million in cash for the remaining balance of the first deferred installment associated with our acquisition of Eagle entities.

During the nine months ending September 30, 2015, the balances outstanding under our credit facilities ranged from $274.0 million to $281.6 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

We have paid total cash distributions of $5.0 million during the nine months ending September 30, 2015 on our Class A and Class B common stock. The actual declaration of dividends and distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K. Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual distributions of approximately $6.6 million in 2015.

Our sole source of cash available for making any future distributions is our operating cash flow, subject to our credit facilities, which contain covenants that restrict the payment of dividends and distributions unless certain specified conditions are satisfied.

Net cash used in financing activities during the nine month period ending September 30, 2015 decreased $5.4 million to $2.7 million compared to $8.1 million during the same period of the prior year. The decrease in cash used for financing activities includes:

•	We repaid $2.0 million of principal outstanding on the Term Loan B compared to $7.3 million of principal during the same period of the prior year;
•	We paid $1.2 million of cash for deferred installments and contingent earn-out due under purchase agreements compared to $0.3 million during the same period of the prior year, and
•	We paid cash distributions of $5.0 million, on our Class A and Class B common stock compared to $4.5 million during the same period of the prior year.

Credit Facilities

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and nine months ended September 30, 2014 and 2015, approximately $47,000 and $141,000, respectively, and $47,000 and $140,000, respectively, of the discount has been recognized as interest expense including approximately $27,000 of bank loan fees.

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

We have made repayments on our Term Loan B, including interest through the date of the payment as follows:

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At September 30, 2015, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 5.03%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of September 30, 2015, our leverage ratio was 5.61 to 1 compared to our compliance covenant of 6.25 and our interest coverage ratio was 3.24 compared to our compliance ratio of 2.25. We were in compliance with our debt covenants under the credit facility at September 30, 2015.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2014 and September 30, 2015 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2014	As of September 30, 2015
	(Dollars in thousands)
Term Loan B	$274,933	$273,088
Revolver	1,784	6,055
Capital leases and other loans	788	702
	277,505	279,845
Less current portion	(1,898)	(7,662)
	$275,607	$272,183

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2015:

•	Outstanding borrowings of $274.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $6.1 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

•	Commitment fees of 0.50% on any unused portion of the revolver.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2015 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2016	$7,662
2017	3,111
2018	3,108
2019	3,104
2020	3,103
Thereafter	259,757
$279,845

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

Under FASB Codification Topic 350, Intangibles—Goodwill and Other, indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We have incurred significant impairment losses in prior periods with regard to our indefinite-lived intangible assets.

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

The impairment charges we have recognized are non-cash in nature and did not violate covenants on our then-existing credit facilities, or on our current Revolver and Term Loan B. However, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that non-cash impairments in and of themselves are a liquidity risk.

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at September 30, 2015. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2015, we had no off-balance sheet arrangements.

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

Under FASB Codification Topic 815, Derivatives and Hedging, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge. Changes in the fair value of this non-cash flow hedge are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $2.0 million as of September 30, 2015, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described in Note 14.

	As of December 31, 2014	As of September 30, 2015
	(Dollars in thousands)
Fair value of interest rate swap asset (liability)	$475	$(2,011)

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

SALEM MEDIA GROUP, INC.
November 9, 2015
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 9, 2015
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

