Form 10-K
period 2015-12-31
SALEM MEDIA GROUP, INC. /DE/
filed 2016-03-11
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,444,420 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at February 26, 2016
Common Stock, $0.01 par value per share	19,928,484 shares
Class B	Outstanding at February 26, 2016
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2015 Radio Market Survey Schedule & Population Rankings published by Nielsen Audio (“Nielsen”). According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2016 by Nielsen.

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

PART I

ITEM 1. BUSINESS.

CORPORATE INFORMATION

Salem Media Group, Inc. (“Salem”) is a domestic multi-media company specializing in Christian and Conservative content, with media properties comprising radio broadcasting, digital media, and book, magazine and newsletter publishing. Effective as of February 19, 2015, we changed our name from Salem Communications Corporation to Salem Media Group, Inc. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. Our filings with the Securities and Exchange Commission are available under the Investor Relations section of our website at www.salemmedia.com.

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

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury; nor do they include costs such as amortization, depreciation, taxes or interest expense. Changes to our operating segments did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented are updated to reflect this new composition of our operating segments. Refer to Note 17 – Segment Data in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information.

Business Strategy

We are fundamentally committed to programming and content emphasizing Christian values, conservative family themes and news. Our commitment to these values means that we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changes in audience preferences.

Our goal is to produce and deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk to be considered the market-leader for all audiences, programmers and advertisers. Our media platform consists of traditional media including radio broadcasting, print magazines and book publishing as well as emerging media, including web portals and digital publications. We continually pursue the expansion of our media platform as the marketplace evolves while aggressively managing operating costs and cash flows. Expansion opportunities for our media platform include increasing the strength and reach of our broadcast signals, investing in and building Internet websites, promoting our authors and on-air talent, including their own publications, and increasing the distribution and page views for our print and digital content. Our national presence in each of these mediums provides advertisers and programmers with a powerful and integrated platform to reach audiences throughout the United States without compromising the sense of community involvement and branding that we generate locally with sponsored events and promotions.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. Our radio stations carry national and local programming content as well as national and local advertisers. We produce and sponsor a number of community events that we believe are important in building our brand identity. We also believe that our active community involvement, including remote broadcasts, client events, concerts and tie-ins to major events, builds station awareness and listener loyalty. We promote our station websites on-air and at community events to direct participants to our websites specifically designed for each of our radio stations. Audiences can access our entire library of digital content and online publications from any of our station websites.

To operate our broadcast entities efficiently, we assemble market clusters, or multiple radio stations operating within the same geographic market. Several benefits are achievable when operating market clusters. First, we are able to offer advertisers and programmers access to multiple audiences by providing airtime on each radio station in that market when advantageous. Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support, promotional functions and other shared overhead costs such as rent, when possible. Third, the addition of new radio stations into existing markets allows us to leverage our hands-on knowledge of that market to increase our appeal to new listeners and advertisers.

We own and/or operate 116 radio stations in 40 markets, including 71 stations in 22 of the top 25 markets, consisting of 34 FM radio stations and 82 AM radio stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest radio broadcaster in the United States as measured by number of radio stations overall and the third largest operator as measured by number of stations in the top 25 markets. We also program the Family Talk™ Christian-themed talk format station on SiriusXM Channel 131.

Salem Radio Network® and Salem Media Representatives™

Our broadcasting operations also include our national networks of affiliated radio stations. Salem Radio Network® (“SRN”), based in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations. SRN delivers programming via satellite to approximately 2,800 affiliated radio stations throughout the Unites States, including several of our Salem owned stations.

We also own and operate SRN News Network (“SNN”), Salem Music Network (“SMN”), Today’s Christian Music (“TCM”) and Singing News Network (formerly Solid Gospel Network), which are radio networks that produce and distribute talk, news and music programming to radio stations throughout the United States, including several of our Salem owned stations. Salem Media RepresentativesTM (“SMR”) is our national advertising sales firm with offices in 8 cities. SMR specializes in placing national advertising on religious and other format commercial radio stations. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates.

National companies often prefer to advertise across the United States as an efficient and cost effective way to reach their target audiences. Advertisers can benefit from our national platform under which we offer radio airtime, digital advertisements, and print magazine advertisements that reach audiences throughout the United States. SRN and our radio stations each have relationships with SMR for the sale of available SRN spot advertising. SMR also contracts with individual radio stations to sell airtime to national advertisers desiring to include selected company stations in national buys covering multiple markets.

Digital Media

Our digital strategy is to continue to build a robust web-based platform designed for audiences interested in Christian and family-themed content and conservative news. The Internet continues to change the way in which media is delivered to audiences. Continual advancements with online search engines and social media sites provide consumers with numerous methods to locate specific information and content online. These advancements have also enabled a large number of individuals to create and publish content that may or may not be tailored to a specific consumer. Our editorial staff, including our on-air personalities, provide web-based commentaries, programs, text, audio and video content that we believe to be knowledge-based, credible and reliable. Our highly specific web-based content provides advertisers a unique and powerful way to reach their targeted audiences.

Publishing

Our publishing strategy mirrors that of our other operating segments - to build and maintain a distribution network targeting audiences interested in Christian and family-themed content as well as conservative news. Our acquisition of Regnery Publishing, a publisher of conservative books founded in 1947, expanded our publishing operations to include book publishing in addition to print magazines and our self-publishing service. Regnery Publishing has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D'Souza.

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

Technical Improvements

We continually seek ways to expand our media reach from a technological perspective. For broadcasting, we seek growth opportunities by increasing the strength and number of our broadcast signals allowing us to reach listeners from both our day and night signals. We recently acquired several radio stations and over the last few years, we have invested in FM translators. FM translators allow our AM stations to be heard on FM and expand the listenership of our FM HD channels including the potential to create new stations using the HD-2, HD-3 and HD-4 channel capacity. We continue to build or purchase websites that allow our audiences to view our content online or through digital streaming. Our website content is available on numerous iPhone® and Android applications. All of our radio stations, and several of our web portals, have iPhone® and Android applications that can be used for digital streaming and viewing our content on mobile devices.

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

Significant Community Involvement

We expect our public image to reflect the lifestyle and viewpoints of the target demographic groups that we serve. We regularly collaborate with organizations serving the Christian and family-themed audience and we sponsor and support events important to this group. We believe that our ongoing active involvement and our strong relationships within the Christian community provide us with a unique competitive advantage that significantly improves the marketability of our media platform to advertisers and programmers targeting such communities. Our sponsored events include listener rallies, speaking tours, pastor appreciation events and concerts such as our Celebrate Freedom® Music Festival and our Fishfest®. Local events such as these connect us with our listeners and enable us to create an enhanced awareness and name recognition in each of our markets. This involvement allows for increased effectiveness in developing and improving our programming formats, which contribute to a greater audience share and higher ratings over the long-term.

Corporate Structure

Management of our operations is decentralized. Our operational vice presidents and general managers are located throughout the United States. We rely on this strategy of decentralization, which we believe encourages each general manager and vice president to apply innovative techniques for improving and growing their operations that may be beneficial in other markets.

Our broadcast operations vice presidents, some of whom are also station general managers, are experienced radio broadcasters with expertise in sales, programming, marketing and production. Each of our broadcast operations vice presidents oversee several markets on a regional basis. Our digital and publishing operations vice presidents and general managers are also located throughout the United States in offices in which our entities operate.

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

Recent Events

During the year ended December 31, 2015, we completed or entered into the following transactions:

Debt

On January 30, 2015, we repaid $2.0 million in principal on our senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest due as of that date. We recorded a $15,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $27,000 in bank loan fees associated with the principal repayment.

Equity

During the year ended December 31, 2015, our Board of Directors declared quarterly equity distributions to all stockholders of record of our Class A and Class B common stock as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Total Cash Distributed (in thousands)
December 1, 2015	December 15, 2015	December 29, 2015	$0.0650	$1,656
September 1, 2015	September 16, 2015	September 30, 2015	$0.0650	$1,655
June 2, 2015	June 16, 2015	June 30, 2015	$0.0650	$1,654
March 5, 2015	March 17, 2015	March 31, 2015	$0.0650	$1,647

The actual declaration of any future equity distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of our Board of Directors is to review all relevant factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this annual report on Form 10-K.

Broadcast Acquisitions

We completed a number of broadcast acquisitions during the year, most notable from Disney’s divestiture of its Radio Disney properties. Of the eleven radio stations that we acquired during 2015, 10 were former Radio Disney properties. With the exception of WSDZ-AM in the St. Louis, Missouri market, each of these acquisitions were in markets in which we already have broadcast facilities and staff, or “tuck-in” acquisitions. Tuck-in acquisitions are made when we believe it is advantageous to increase the strength and number of our broadcast signals while minimizing costs under our market cluster-operating concept. The St. Louis market, being one of the top 25 radio markets in the United States, provides a unique opportunity to expand our platform in a new market.

A summary of our broadcast acquisitions, in order of most recent, is as follows:

On December 18, 2015, we acquired radio station WSDZ-AM in St. Louis, Missouri, for $0.3 million in cash.

On December 15, 2015, we acquired radio station KDIZ-AM in Minneapolis, Minnesota, for $0.4 million in cash.

On December 11, 2015, we acquired radio station WWMI-AM in Tampa, Florida, for $0.8 million in cash.

On December 8, 2015, we acquired radio station KDDZ-AM in Denver, Colorado, for $0.6 million in cash.

On December 4, 2015, we acquired radio station KDZR-AM in Portland, Oregon, for $0.3 million in cash.

On October 1, 2015, we acquired radio station KKSP-FM in Little Rock, Arkansas for $1.5 million in cash.

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

On April 7, 2015, we acquired land and real estate used in the operations of our radio stations in Greenville, South Carolina, for $0.2 million in cash.

On March 27, 2015, we acquired radio station WDYZ-AM in Orlando, Florida, for $1.3 million in cash. We began operating this station under an Asset Purchase Agreement (“APA”) as of December 10, 2014.

Digital Acquisitions

We continued to expand our digital platform with acquisitions of complementary businesses and assets. A summary of our digital acquisitions and asset purchases, in order of most recent, is as follows:

On December 7, 2015, we acquired the Instapray mobile applications and a related website for $0.1 million in cash.

On October 29, 2015, we acquired DividendYieldHunter.com for $42,500 in cash, with $21,250 paid at closing and $21,250 payable in January 2016.

On September 3, 2015, we acquired a Spanish Bible mobile application and its related website and Facebook properties for $0.5 million in cash.

On September 1, 2015, we acquired the DailyBible mobile applications, including all content, code and functionality, for $1.5 million in cash.

On July 1, 2015, we acquired DividendInvestor.com for $1.0 million in cash and the assumption of $70,000 in deferred subscription liabilities.

On June 4, 2015, we acquired the Gene Smart Wellness e-commerce website for $0.1 million in cash.

On May 6, 2015, we acquired domain names, mobile applications and code functionality for the Daily Bible Devotion for $1.1 million in cash. Under terms of the APA, we may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon the achievement of certain benchmarks. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.1 million and is discussed in more detail in Note 4 in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K.

On February 6, 2015, we acquired Bryan Perry’s Cash Machine and Bryan Perry’s Premium Income financial publications (“Bryan Perry Newsletters”) with assets valued at $0.6 million and we assumed deferred subscription liabilities of $0.4 million. We paid no cash to the seller upon closing. Future amounts payable to the seller are contingent upon net subscriber revenues over a two-year period from the closing date, of which we will pay the seller 50%. There is no minimum or maximum contractual amount. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.2 million and is discussed in more detail in Note 4 in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K.

Throughout the year ending December 31, 2015, we acquired other domain names and assets associated with our digital media operating segment for approximately $0.1 million in cash.

A summary of our business acquisitions and asset purchases for the year ended December 31, 2015, none of which were individually or in the aggregate, material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
December 18, 2015	WSDZ-AM, St. Louis, Missouri (business acquisition)	$275
December 15, 2015	KDIZ-AM, Minneapolis, Minnesota (business acquisition)	375
December 11, 2015	WWMI-AM, Tampa, Florida(business acquisition)	750
December 8, 2015	KDDZ-AM, Denver, Colorado (business acquisition)	550
December 7, 2015	Instapray mobile applications (asset acquisition)	118
December 4, 2015	KDZR-AM, Portland, Oregon (business acquisition)	275
October 29, 2015	DividendYieldHunter.com (asset acquisition)	43
October 1, 2015	KKSP-FM, Little Rock, Arkansas (business acquisition)	1,500
September 15, 2015	KEXB-AM (formerly KMKI-AM) Dallas, Texas (business acquisition)	3,000
September 10, 2015	WBIX-AM (formerly WMKI-AM), Boston, Massachusetts (business acquisition)	500
September 3, 2015	Spanish Bible mobile applications (business acquisition)	500
September 1, 2015	DailyBible mobile applications (business acquisition)	1,500
July 1, 2015	DividendInvestor.com (business acquisition)	1,000
June 4, 2015	Gene Smart Wellness (asset acquisition)	100
May 12, 2015	WPGP-AM (formerly WDDZ-AM), Pittsburgh, Pennsylvania (business acquisition)	1,000
May 7, 2015	WDWD-AM, Atlanta, Georgia (business acquisition)	2,750
May 6, 2015	Daily Bible Devotion (business acquisition)	1,242
April 7, 2015	Land and Studio Building, Greenville, South Carolina (asset purchase)	201
March 27, 2015	WDYZ-AM, Orlando, Florida (business acquisition)	1,300
February 6, 2015	Bryan Perry Newsletters (business acquisition)	158
Various	Purchase of domain names and digital media assets (asset purchases)	134
		$17,271

Refer to Note 3 - Acquisitions and Recent Transactions in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information and details related to our acquisition activity.

Pending Transactions

On April 1, 2015, we began programming KHTE-FM, Little Rock, Arkansas under a 36-month Time Brokerage Agreement (“TBA”) that can be extended to 48 months. We have the option to acquire the station for $1.2 million in cash during the TBA period. The accompanying consolidated statements of operations included in this annual report on Form 10-K reflect the operating results of this entity as of the TBA date.

On December 15, 2015, we entered an APA to acquire an FM Translator in Columbus, Ohio for $0.4 million in cash. The transaction is expected to close in the first half of 2016.

On December 31, 2015, we ceased programming KVCE-AM, Dallas, Texas upon expiration of our TBA.

Radio Stations

We own and/or operate a national portfolio of 116 radio stations in 40 markets, consisting of 34 FM stations and 82 AM stations. We program our radio stations in formats that we believe target the various demographic segments of audiences interested in Christian and family-themed programming and conservative news talk content. Our five main formats are (1) Christian Teaching and Talk, (2) News Talk, (3) Contemporary Christian Music, (4) Spanish Language Christian Teaching and Talk and (5) Business.

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

Block Programming. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. Historically, more than 95% of these religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average nearly 25 years on-air. Over the last five years, block-programming revenue has generated 40% to 42% of our total net broadcast revenue.

Satellite Radio. We program SiriusXM Channel 131, the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

News Talk. We currently program 31 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by SRN to radio stations throughout the Unites States. Syndication of our programs allows Salem to reach listeners in markets in which we do not own or operate radio stations.

Contemporary Christian Music. We currently program 13 radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format, branded “Safe for the Whole Family®”, features sounds that listeners of all ages can enjoy and lyrics that can be appreciated. The CCM genre continues to be popular. We believe that the listener base for CCM is under-served in terms of radio coverage, particularly in larger markets, and that our stations fill an otherwise void area in listener choices.

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

Business. We currently program 13 of our radio stations in a business format. Our business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format in that it features long-form block programming.

Revenues generated from each of our radio stations, networks, advertising firms and radio station websites, including banner and digital advertisements are reported as broadcast revenue in our consolidated financial statements included in Item 8 of this annual report on Form 10-K. Our broadcasting revenue includes radio advertising or spot revenue, programming revenue, event revenue, digital revenue from station websites or email blasts, and network advertising revenue. The principal source of our network revenue is from the sale of advertising time.

Advertising Revenue. We recognize advertising and commission revenue from radio stations as the spots air. For the year ended December 31, 2015, we derived 32.3% of our net broadcast revenue, or $63.4 million, from the sale of local spot advertising and 7.1% of our net broadcast revenue, or $13.9 million, from the sale of national spot advertising.

Programming Revenue. We recognize programming revenue as the programs air. For the year ended December 31, 2015, we derived 23.7% and 18.4% of our net broadcast revenue, or $46.4 million and $36.2 million, respectively, from the sale of national and local block programming time, respectively. We derive national program revenue primarily from geographically diverse, well-established non-profit religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 12 1/2, 25 or 50-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who purchase daily releases. We believe that our management team is successful in identifying and assisting quality local programs expand into national syndication.

Network Revenue. SRN’s net revenue, including commission revenue for SMR, for the year ended December 31, 2015 was $15.0 million, or 7.7% of net broadcast revenue.

The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market(1)	Rank(2)	Call Letters	Acquired	Format
New York, NY	1, 19 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 35 (4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KTNO-AM	2012	Spanish Language Christian Teaching and Talk
		KEXB-AM	2015	Business
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
		KTEK-AM	2011	Business
Washington, D.C.	7	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WWRC-AM	2010	News Talk
Atlanta, GA	8	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Business
		WFSH-FM	2000	Contemporary Christian Music
WGKA-AM	2004	News Talk
WDWD-AM	2015	Christian Teaching and Talk

Philadelphia, PA	9	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WWDJ-AM	2003	Spanish Language Christian Teaching and Talk
		WBIX-AM	2015	Business
Miami, FL	11	WKAT-AM	2005	Spanish Language Christian Teaching and Talk
		WHIM-AM	2008	Christian Teaching and Talk
		WZAB-AM	2009	Business
		WOCN-AM	2014	Ethnic
Detroit, MI	12	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	News Talk
		KNTS-AM (5)	1997	Spanish Language Christian Teaching and Talk
		KKOL-AM	1997	Business
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
		KXXT-AM	2014	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KDIZ-AM (formerly KYCR-AM)	1998	Other
		WWTC-AM	2001	News Talk
		KYCR-AM (formerly KDIZ-AM)	2015	Business
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Denver-Boulder, CO	17	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM (6)	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (6)	1999	Spanish Language Christian Teaching and Talk
		KDMT (formerly KDDZ-AM)	2015	Business
Tampa, FL	18	WTWD-AM (7)	2000	Christian Teaching and Talk
		WTBN-AM (7)	2001	Christian Teaching and Talk
		WLCC-AM	2012	Spanish Language Christian Teaching and Talk
		WGUL-AM	2005	News Talk
		WWMI-AM	2015	Business
St. Louis, MO	21	WSDZ-AM	2015	News Talk
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
		KDZR-AM	2015	News Talk
Riverside-San Bernardino, CA	24	KTIE-AM	2001	News Talk
Pittsburgh, PA	25	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
		WPGP-AM (formerly WDDZ-AM)	2015	News Talk
San Antonio, TX	26	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
		KRDY-AM	2014	Spanish Language Christian Teaching and Talk
Sacramento, CA	27	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
Cleveland, OH	31	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk

Orlando, FL	32	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WBZW-AM	2006	Business
		WDYZ-AM	2015	Spanish Christian Teaching and Talk
Columbus, OH	36	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM	2013	News Talk
Nashville, TN	43	WBOZ-FM (8)	2000	Contemporary Christian Music
		WFFH-FM (8)	2002	Contemporary Christian Music
		WFFI-FM (8)	2002	Contemporary Christian Music
Louisville, KY	54	WFIA-FM	1999	Christian Teaching and Talk
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Greenville, SC	58	WGTK-FM	2013	News Talk
		WRTH-FM	2014	Oldies
		WLTE-FM	2014	Classic Hits
Honolulu, HI	62	KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Business
		KHCM-AM	2000	Chinese
		KHCM-FM	2004	Country Music
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
		KHNR-AM	2006	News Talk
Omaha, NE	72	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM	2005	Spanish Language Christian Teaching and Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	75	WLSS-AM	2005	News Talk
Little Rock, AR	82	KDIS-FM	2014	Christian Teaching and Talk
		KKSP-FM	2015	Contemporary Christian Music
		KHTE-FM	Pending	News Talk
Colorado Springs, CO	90	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	118	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	129	WHKZ-AM	2001	Christian Teaching and Talk
Warrenton, Virginia		WRCW-AM	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)	All metropolitan statistical area (“MSA”) rank information used in this annual report on Form 10-K, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2015 Radio Market Survey Schedule & Population Rankings published by Nielsen. According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2016 by Nielsen Demographics.
(3)	This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 19.
(4)	This market includes the San Jose, CA market, which independently has a MSA rank of 35.
(5)	KNTS-AM is an expanded band AM station paired with KLFE-AM. The licenses for these stations include a condition requiring that one or the other be surrendered by July 15, 2009. However, the Federal Communications Commission (“FCC”) is currently permitting these paired expanded band stations to continue to operate beyond the specified surrender date, pursuant to a special temporary authority (“STA”) granted by the FCC and a request for extension of that STA.
(6)	KBJD-AM is an expanded band AM station paired with KRKS-AM, which licenses have not been renewed by the FCC. The original license for KBJD-AM includes a condition requiring that one or the other paired license be surrendered by February 20, 2006. However, the FCC is currently permitting these paired expanded band stations to continue to operate beyond their license expirations date pursuant to the pending license renewal applications for those stations, and to continue to operate beyond the specified surrender date pursuant to an STA granted by the FCC and a request for extension of such STA.
(7)	WTBN-AM is simulcast with WTWD-AM, Tampa, FL.
(8)	WBOZ-FM is trimulcast with WFFH-FM, Nashville, TN and WFFI-FM, Nashville, TN.

Digital Media

Salem Web Network™ (“SWN”) and our web based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. Revenue generated from our digital media operating segment includes advertising arrangements based on cost-per-click or performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers' products or services. We also generate revenue from digital subscriptions, streaming, downloads and product sales through our e-commerce sites. Revenue is recognized upon digital delivery or page views, downloads and upon shipment of products. Revenue from this operating segment is reported as Digital Media revenue on our consolidated statements of operations included in Item 8 of this annual report on Form 10-K.

We own and operate the numerous Christian and Conservative opinion websites including:

Salem Web Network™ Christian-Content Websites:

BibleStudyTools.com is a free Bible website for verse search and in-depth studies featuring commentaries, reading plans, and other helpful resources designed as aids to Bible study.

OnePlace.com™ is a leading provider of on-demand, online audio streaming for nearly 200 radio programs from more than 185 popular Christian broadcast ministries. Oneplace.com serves as both a complement to and an extension of Salem’s block programming radio business.

Crosswalk.com® offers compelling, editorial-driven, biblically based, lifestyle and devotional content to Christians who take seriously their relationship with Christ. In addition, Crosswalk provides online devotional content.

GodTube.com is a user-generated video sharing platform for Christian videos with faith-based, family-friendly content.

GodVine.com is an online platform designed to share inspirational, family-friendly video through Facebook and other social media outlets.

CrossCards.com™ provides faith-based, inspirational e-greeting cards for all occasions and holidays.

LightSource.com provides on-demand, video streaming for nearly 85 Christian television programs from more than 70 ministry partners.

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

CCMmagazine.com is the interactive version of what once was CCM Magazine, which provides information and insight on the Christian music scene.

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

Digital Financial Websites and Publications

Our digital platform includes the following financial websites and digital publications:

•	Financial Publications - provide market analysis and investment strategies for individual subscribers to newsletters from financial commentators.
•	EagleDailyInvestor.com – provide market analysis and investment strategies for individual subscribers to web-based content from financial commentators.
•	DividendInvestor.com - a website offering stock screening tools and dividend information for individual subscribers to obtain dividend information and data.

Digital Mobile Applications

Our digital mobile applications, available in iOS and/or Android platforms, provide another means by which our content is available to our audiences. Our mobile applications include the following:

•	Daily Bible
•	Daily Bible Devotion
•	Twitchy
•	HotAir
•	Townhall
•	OnePlace
•	Red State
•	Bible Study Tools
•	Bible Quotes
•	Bible Trivia
•	iBelieve
•	Spanish Bible

E-Commerce Websites

Digital media includes our e-commerce sites, Salem Consumer Products (“SCP”), Eagle Wellness and Gene Smart Wellness. SCP is our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities. Eagle Wellness and Gene Smart Wellness are e-commerce sites that offer health advice and nutritional products. Eagle Wellness provides insightful health advice and is a trusted source of high quality nutritional supplements from some of the country's leading health experts.  Leigh Erin Connealy MD, at NewportNaturalHealth.com, is the medical director of one of the largest medical practices in the country where she practices integrative medicine. Ski Chilton PhD, at GeneSmart.com, is a scientist and full professor at Wake Forest Medical School. He is a leading authority on the impact of diet and nutrition on health. Our e-commerce sites include:

•	ConservativeStore.com
•	ChristianBookstore.net

•	SRNStore.com
•	NewportNaturalHealth.com
•	GeneSmart.com

Publishing

Our Publishing segment consists of Regnery Publishing, Xulon Press and Salem PublishingTM. Regnery Publishing, with a 65-year history, remains the nation's leading publisher of conservative books. Having published many of the seminal works of the early conservative movement, Regnery today continues as a dominant publisher in the conservative space, with leading authors including Ann Coulter, Dinesh D'Souza, Newt Gingrich, David Limbaugh, Ed Klein and Mark Steyn. Salem's book publishing business also includes Xulon Press™, a leading provider of self-publishing services for Christian and conservative authors.

Revenue generated from our publishing operating segment includes sales of published books through Regnery Publishing, publishing fees for print-on-demand services through Xulon Press™ and print magazines through Salem Publishing™ that generate subscription and advertising revenues. Revenue from this operating segment is reported as Publishing revenue on our consolidated statements of operations included in Item 8 of this annual report on Form 10-K.

Salem PublishingTM, our print magazine division, publishes magazines on a monthly or semi-monthly basis.  Content from our print magazines is also available on branded websites designed for each publication.

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

Christian and Family-Themed Radio. The segment of this industry that focuses on Christian and family themes is also a highly competitive business. The financial success of each of our radio stations that focuses on Christian Teaching and Talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and non-commercial radio station licensees. While we believe that no commercial group owner in the United States specializing in Christian and family-themed programming approaches Salem in size of potential listening audience and presence in major markets, other religious radio stations exist and enjoy varying degrees of prominence and success in each of our markets.

We also compete for advertising revenue with other commercial religious and general format radio stations. Our competition for advertising dollars includes other radio stations as well as broadcast television, cable television, newspapers, magazines, direct mail, online and billboard advertising, some of which may be controlled by horizontally integrated companies. Several factors can materially affect competitive advantage, including, but not limited to audience ratings, program content, management talent and expertise, sales talent and experience, audience characteristics, signal strength, and the number and characteristics of other radio stations in the same market.

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

NETWORK. SRN competes with other commercial radio networks that offer news and talk programming to religious and general format stations and noncommercial networks that offer Christian music formats. SRN also competes with other radio networks for the services of talk show personalities.

DIGITAL MEDIA. Salem Web Network™ and Townhall Media compete for visitors and advertisers with other companies that deliver on-line audio programming and Christian and conservative web-based content as well as providers of general market websites. The online media and distribution business changes quickly and is highly competitive. We compete to attract and maintain interactions with advertisers, consumers, content creators and web publishers. Salem Church Products competes for customers with other online sites that offer resources useful in ministries, preaching, teaching and for employment within the Christian community. Our wellness products compete in a large, highly fragmented industry that includes specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, other online retailers and pharmaceuticals.

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

The following table sets forth information with respect to each of our radio stations for which we own the license. Stations operated under a Local Marketing Agreement (“LMA”) or a TBA are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the Effective Radiated Power (“ERP”) of the radio station’s antenna and the Height Above Average Terrain (“HAAT”) of the radio station’s antenna.

Market	Station Call Letters	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
New York, NY	WMCA	AM	June 2022	B	N/A	5 / 5
	WNYM	AM	June 2022	B	N/A	50 / 5
Los Angeles, CA	KKLA	FM	December 2021	B	2,959	10
	KRLA	AM	December 2021	B	N/A	50 / 3
	KFSH	FM	December 2021	A	328	6
Chicago, IL	WYLL	AM	December 2020	B	N/A	50 / 50
	WIND	AM	December 2020	B	N/A	5 / 5
San Francisco, CA	KFAX	AM	December 2021	B	N/A	50 / 50
	KDOW	AM	December 2021	D	N/A	5 / 0.145
Dallas-Fort Worth, TX	KLTY	FM	August 2021	C	1,667	100
	KWRD	FM	August 2021	C	1,988	98
	KSKY	AM	August 2021	B	N/A	20 / 0.7
	KTNO	AM	August 2021	B	N/A	50 / 0.35
	KEXB	AM	August 2021	B	N/A	5 / 4.5
Houston-Galveston, TX	KNTH	AM	August 2021	B	N/A	10/ 5
	KKHT	FM	August 2021	C	1,952	100
	KTEK	AM	August 2021	D	N/A	2.5
Washington, D.C.	WAVA	FM	October 2019	B	604	33
	WAVA	AM	October 2019	D	N/A	12
	WWRC	AM	October 2019	B	N/A	35 / 5
Atlanta, GA	WNIV	AM	April 2020	D	N/A	5 / 0.039
	WLTA	AM	April 2020	C	N/A	1 / 1
	WAFS	AM	April 2020	D	N/A	25
	WFSH	FM	April 2020	C1	1,657	24
	WGKA	AM	April 2020	B	N/A	14 / 049
	WDWD	AM	April 2020	B	N/A	12 / 4.5
Philadelphia, PA	WFIL	AM	August 2022	B	N/A	5 / 5
	WNTP	AM	August 2022	B	N/A	50 / 10
Boston, MA	WEZE	AM	April 2022	B	N/A	5 / 5
	WROL	AM	April 2022	B	N/A	5 / 0.09
	WWDJ	AM	April 2022	B	N/A	5 / 5
	WBIX	AM	April 2022	B	N/A	5 / 5
Miami, FL	WKAT	AM	February 2020	B	N/A	5 / 1
	WHIM	AM	February 2020	B	N/A	50 / 10
	WZAB	AM	February 2020	B	N/A	4 / 5
	WOCN	AM	February 2020	B	N/A	1 / 1
Detroit, MI	WDTK	AM	October 2020	C	N/A	1 / 1
	WLQV	AM	October 2020	B	N/A	50 / 10
Seattle-Tacoma, WA	KGNW	AM	February 2022	B	N/A	50 / 5
	KLFE	AM	February 2022	B	N/A	5 / 5
	KNTS	AM	February 2022	B	N/A	10 / 1
	KKOL	AM	February 2022	B	N/A	50 / 47
Phoenix, AZ	KKNT	AM	October 2021	B	N/A	5 / 5
	KPXQ	AM	October 2021	B	N/A	50 / 1
	KXXT	AM	October 2021	B	N/A	15 / 0.25
Minneapolis-St. Paul, MN	KKMS	AM	April 2021	B	N/A	5 / 5
	KDIZ	AM	April 2021	B	N/A	3.8 / 0.26
	WWTC	AM	April 2021	B	N/A	5 / 5
	KYCR	AM	April 2021	B	N/A	5 / 0.5

San Diego, CA	KPRZ	AM	December 2021	B	N/A	20 / 10
	KCBQ	AM	December 2021	B	N/A	50 / 2.9
Denver-Boulder, CO	KRKS	FM	April 2021	C	984	100
	KRKS	AM	April 2021	B	N/A	6.5 / 0.36
	KNUS	AM	April 2021	B	N/A	5 / 5
	KBJD	AM	April 2021	B	N/A	10 / 1
	KDMT	AM	April 2021	B	N/A	10 / 1
Tampa, FL	WTWD	AM	February 2020	B	N/A	5 / 5
	WTBN	AM	February 2020	B	N/A	5 / 5
	WLCC	AM	February 2020	B	N/A	10 / 1
	WGUL	AM	February 2020	B	N/A	5 / 1.5
	WWMI	AM	February 2020	B	N/A	9.8 / 6.5
St. Louis, MO	WSDZ	AM	December 2020	B	N/A	20 / 5
Portland, OR	KPDQ	FM	February 2020	C	1,270	52
	KPDQ	AM	February 2020	B	N/A	1 / 0.5
	KFIS	FM	February 2020	C1	1,266	7
	KRYP	FM	February 2020	C1	1,270	1.6
	KDZR	AM	February 2020	B	N/A	10 / 1
Riverside-San Bernardino, CA	KTIE	AM	December 2021	B	N/A	2.5 / 0.96
Pittsburgh, PA	WORD	FM	August 2022	B	528	43
	WPIT	AM	August 2022	D	N/A	5 / 0.024
	WPGP	AM	April 2022	B	N/A	5 / 5
San Antonio, TX	KSLR	AM	August 2021	B	N/A	5 / 4.3
	KLUP	AM	August 2021	B	N/A	5 / 1
	KRDY	AM	August 2021	B	N/A	10 / 1
Sacramento, CA	KFIA	AM	December 2021	B	N/A	25 / 1
	KTKZ	AM	December 2021	B	N/A	5 / 5
	KSAC	FM	December 2021	B1	1,010	2.55
	KKFS	FM	December 2021	A	328	6
Cleveland, OH	WHKW	AM	October 2020	B	N/A	50 / 50
	WFHM	FM	October 2020	B	620	31
	WHK	AM	October 2020	B	N/A	5 / 5
Orlando, FL	WORL	AM	February 2020	B	N/A	1 / 1
	WTLN	AM	February 2020	B	N/A	12 / 5
	WBZW	AM	February 2020	B	N/A	5 / 0.35
	WDYZ	AM	February 2020	B	N/A	50 / 14
Columbus, OH	WRFD	AM	October 2020	D	N/A	23
	WTOH	FM	October 2020	A	505	2.6
Nashville, TN	WBOZ	FM	August 2020	A	328	6
	WFFH	FM	August 2020	A	453	3.2
	WFFI	FM	August 2020	A	755	1.15
Louisville, KY	WFIA	FM	August 2020	A	394	3.3
	WGTK	AM	August 2020	B	N/A	5 / 5
	WFIA	AM	August 2020	D	N/A	0.93 / 0.162
Greenville, SC	WGTK	FM	December 2019	0	14,895	100
	WRTH	FM	December 2019	0	495	2.7
	WLTE	FM	July 2017	A	397	4.1
Honolulu, HI	KHNR	AM	February 2022	B	N/A	10 / 10
	KAIM	FM	February 2022	C	328	100
	KGU	AM	February 2022	B	N/A	10 / 10
	KHCM	FM	February 2022	C1	46	80
	KHCM	AM	February 2022	B	N/A	2 / 2
	KGU	FM	February 2022	C	1,965	100
	KKOL	FM	February 2022	C	1,965	100
Omaha, NE	KGBI	FM	June 2021	C	1,014	100
	KOTK	AM	June 2021	B	N/A	1 / 0.33
	KCRO	AM	June 2021	D	N/A	1 / 0.054

Sarasota-Bradenton, FL	WLSS	AM	February 2020	B	N/A	5 / 3
Little Rock, AR	KDIS	FM	April 2017	0	312	3
	KKSP	FM	June 2020	0	698	5.6
Colorado Springs, CO	KGFT	FM	April 2021	C	2,218	78
	KBIQ	FM	April 2021	C	256	72
	KZNT	AM	April 2021	B	N/A	5 / 0.54
Oxnard-Ventura, CA	KDAR	FM	December 2021	B1	1,289	1.5
Youngstown-Warren, OH	WHKZ	AM	October 2020	B	N/A	5 / 5
Warrenton, Virginia	WRCW	AM	April 2012	D	N/A	3 / 0.125

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

Our current ownership of radio broadcast stations complies with the FCC’s multiple ownership rules; however, these rules may limit the number of additional stations that we may acquire in the future in certain of our markets and could limit the potential buyers of any stations we may attempt to sell. The FCC is also required by the Communications Act to review its broadcast ownership rules every four years. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 quadrennial review of its media ownership rules with the issuance of a Notice of Inquiry (“NOI”). The NOI was intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on proposed rule changes in connection with the 2010 quadrennial review. In March 2014, the FCC issued a Further Notice of Proposed Rulemaking (“FNPRM”) seeking comment on specific proposed changes to its ownership rules in connection with the 2010 and 2014 quadrennial reviews of the broadcast ownership rules and has now consolidated its 2010 quadrennial review with the 2014 quadrennial review of the ownership rules. The FCC has instructed its Media Bureau to complete the combined 2010 and 2014 reviews by June 30, 2016. We can make no determination as to what effect, if any, the combined 2010 and 2014 quadrennial reviews will have on Salem.

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

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable,” or cognizable, interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner, member, or stockholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC’s ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as an “owner” of the radio station, television station or daily newspaper in question, and therefore subject to the FCC’s ownership rules. On December 22, 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) to seek comment on specific proposed changes to its ownership rules. In the NPRM, the FCC tentatively concluded to maintain its local radio ownership rules largely intact. Comments and Reply Comments have been received by the FCC in connection with the NPRM (2010 quadrennial review). In March 2014, the FCC issued a Further Notice of Proposed Rulemaking (“FNPRM”) seeking comment on specific proposed changes to its ownership rules in connection with the 2010 and 2014 quadrennial reviews of the broadcast ownership rules. Since, as of this date, no Report and Order has been adopted by the FCC in connection with the local radio ownership rules proposals in the 2010 quadrennial review and is again reviewing those rules in connection with the 2014 quadrennial review, consolidating its 2010 quadrennial review with its 2014 quadrennial review, we can make no determination as to what effect, if any, the combined 2010 and 2014 quadrennial reviews will have on Salem, since action is not anticipated until 2016.

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

Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” The FCC has gradually relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. Although in recent years proposals have been put forth by the FCC to reinstitute certain formal procedures, none of these proposals have yet been adopted for radio stations. Licenses continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC will consider complaints from listeners concerning a station’s programming when it evaluates the licensee’s renewal application, but such complaints may be filed and considered at any time.

Stations also must pay annual regulatory fees and fees associated with the filing of most applications. Stations also must follow various FCC rules that regulate, among other things, political advertising, advertising for certain products or services (e.g. tobacco advertising), the broadcast of obscene or indecent programming, closed captioning, emergency programming, sponsorship identification and technical operations (including limits on radio frequency radiation) and equal employment opportunity requirements. The broadcast of contests and lotteries is also regulated by FCC rules.

Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Proposed Changes. As noted above, in May 2010, the FCC formally initiated its 2010 quadrennial review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. On December 22, 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) in the 2010 quadrennial review to seek comment on specific proposed changes to its ownership rules. In the 2010 quadrennial review NPRM, the FCC tentatively concluded to maintain its local radio ownership rules largely intact. Comments and Reply Comments were received by the FCC in connection with the NPRM. In March 2014, the FCC issued a Further Notice of Proposed Rulemaking (“FNPRM”) seeking comment on specific proposed changes to its ownership rules in connection with the 2010 and 2014 quadrennial reviews of the broadcast ownership rules and has now consolidated its 2010 quadrennial review with the 2014 quadrennial review of the ownership rules. Since, as of this date, no Report and Order has been adopted by the FCC in connection with the local radio ownership rules proposals in the 2010 quadrennial review NPRM, and the FCC has directed its Media Bureau to complete the combined 2010 and 2014 reviews we can make no determination as to what effect, if any, this FNPRM will have on Salem.

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

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Improvements Act (“HSR Act”) and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws, as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the company. The FTC or the DOJ may investigate acquisitions that are not required to be reported under the HSR Act under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. The DOJ also has stated publicly that it believes that LMAs and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act.

We can provide no assurances that our acquisition strategy will be adversely affected in any material respect by antitrust reviews.

GEOGRAPHIC FINANCIAL INFORMATION

Our advertisers and programmers are based in various locations throughout the United States. While no one customer or programmer accounts for 10% or more of our revenues, individual or in the aggregate, our broadcast operating segment is particularly dependent on advertising revenue generated from our Los Angeles and Dallas broadcast markets. Our Los Angeles radio stations generated 14.7% of our total net broadcasting advertising revenue for the year ended December 31, 2015, 14.3% for the year ended December 31, 2014, and 15.2% for the year ended December 31, 2013. Our Dallas radio stations generated 24.5% of our total net broadcasting advertising revenue for the year ended December 31, 2015, 24.0% for the year ended December 31, 2014, and 25.5% for the year ended December 31, 2013.

Because substantial portions of our broadcast advertising revenues are derived from our Los Angeles and Dallas markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns in these areas.

EMPLOYEES

As of February 21, 2016, we employed 1,198 employees in radio broadcasting, 181 employees in digital media entities, 130 employees in publishing, and 115 employees in corporate functions. Of these employees, 1,238 are full-time and 386 are part-time employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

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

We are controlled by a few controlling stockholders who exercise control over most matters submitted to a shareholder vote and may have interests that differ from other security holders. Therefore, they may take actions that are not in the interests of other security holders.

As of December 31, 2015, Edward G. Atsinger III (Chief Executive Officer), Stuart W. Epperson (Chairman), Nancy A. Epperson (wife of Chairman) and Edward C. Atsinger (son of Chief Executive Officer) controlled approximately 81.7% in aggregate of the voting power of our capital stock. Thus, these four stockholders have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of other stockholders in a material manner. The controlling stockholders hold all of the Class B Common Stock, which have ten votes per share. Circumstances may occur in which the interests of the controlling stockholders could be in conflict with the interests of other security holders and the controlling stockholders would have the ability to cause us to take actions in their interest.

RISKS ASSOCIATED WITH BUSINESS OPERATIONS

ECONOMIC CONDITIONS

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

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which are often accompanied by a decrease in advertising. A decline in the level of business activity of our advertisers could have an adverse effect on our revenues and profit margins. During economic slowdowns in the United States, many advertisers have reduced their advertising expenditures. While the precise impact of economic slowdowns on our business is difficult to predict, our exposure to several risks increases with a slowing economy or a recession, including but not limited to:

•	Increasing pressure to sell advertising and block programming time at discounted rates;
•	Increases in the length of time to collect receivables and higher risks that accounts become uncollectible as our customers face tight credit markets;
•	Ministries are experiencing lower levels of donations that could negatively impact their ability to purchase and pay for block programming time;
•	We may not be able to find suitable replacements for ministries that can no longer purchase and pay for block programming;
•	Limitations on our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements;
•	Limitations on our ability to pursue projects that could have been economically beneficial; and
•	Impairment losses on the value of our indefinite-lived intangible assets including FCC broadcast licenses, goodwill, and mastheads and impairment losses on other long-lived assets.

Our results of operations could be negatively impacted by weak economic conditions of an individual business sector.

A recession or downturn in the economy of any individual business sector could have a significant effect on us. Even with the recovery seen from the 2008 economic recession, an individual business sector (such as the automotive industry) that tends to spend more on advertising than other sectors, might be forced to maintain a reduced level of advertising expenditures for several years after economic recovery has been in progress. If that sector experiences a slower recovery than the economy in general, that sector may reduce its advertising expenditures further if additional downturns occur. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may negatively impact our results of operations.

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

REPUTATION

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

KEY EMPLOYEES

Our business is dependent upon the performance of key employees, on-air talent and program hosts.

Our business is dependent upon the performance and continued efforts of certain key individuals, including Edward G. Atsinger III, our Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. The loss of the services of such key individuals could have a material adverse effect upon us. We have entered into employment agreements with such key individuals. Mr. Epperson has radio interests unrelated to Salem’s operations that will continue to impose demands on his time. Mr. Atsinger has an interest in an aviation business unrelated to Salem’s operations that will continue to impose demands on his time. Our success is highly dependent upon the retention of these and other key employees throughout our organization. In addition, we are dependent upon our ability to continue to attract new employees with key skills to support continued business growth.

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

Our business, in particular book publishing and financial publications, is highly dependent on maintaining strong relationships with the authors and other creative talent who produce the products and services sold to our customers. Any overall weakening of these relationships, or the failure to develop successful new relationships, could have a material adverse impact on our business and financial performance.

FACTORS AFFECTING REVENUE AND AUDIENCE GROWTH

If we are unable to maintain or grow our advertising revenues, our business, financial condition and operating results may be materially and adversely affected.

Our radio stations, digital media and publishing entities are to varying degrees dependent upon advertising for their respective revenues. We compete for advertising revenue with other commercial broadcasters, including faith-based and general format radio stations, as well as with other media outlets such as broadcast and cable television, newspapers, print magazines, direct mail, digital and billboard advertising. Due to this significant competition, we may not be able to maintain or increase our current advertising revenue. Any sustained economic downturn could negatively impact our ability to generate revenues. If we are unable to maintain and grow our advertising revenues, our business, financial condition and results of operations may be materially and adversely affected.

After the economic recession of 2008 and 2009, we experienced a stabilization of advertising revenue. In 2012, we recorded record levels of political advertising that is not recurring and can vary with the type and nature of elections. There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition or results of operations.

Our business generates revenue from the sale of advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2015, 2014 and 2013, 39.4%, 40.2%, and 40.8% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from our Los Angeles and Dallas markets which generated 14.7% and 24.5%, respectively of our total net broadcasting advertising revenue for the year ended December 31, 2015, 14.3% and 24.0% respectively, for the year ended December 31, 2014, and 15.2% and 25.5%, respectively, for the year ended December 31, 2013.

Our revenues and net operating income may not be sufficient to utilize deferred tax assets that could offset future taxable income.

As of December 31, 2015, we had deferred tax assets, net of valuation allowances, of $2.8 million on our consolidated balance sheet included in this annual report on Form 10-K. We expect to utilize these deferred tax assets to reduce consolidated income tax liabilities over future periods not to exceed five years. However, we may not be able to fully utilize these deferred tax assets if future taxable income and related income tax liabilities are insufficient to allow their use. We may be required to record a larger valuation allowance against these deferred tax assets if we believe that we are unable to utilize them, which would have a material adverse effect on our results of operations and financial position.

As of December 31, 2015, we had deferred tax assets, net of valuation allowances, of $2.8 million on our consolidated balance sheet included in this annual report on Form 10-K. We expect to utilize these deferred tax assets to reduce consolidated income tax liabilities over future periods not to exceed five years. However, we may not be able to fully utilize these deferred tax assets if future taxable income and related income tax liabilities are insufficient to allow their use. We may be required to record a larger valuation allowance against these deferred tax assets if we believe that we are unable to utilize them, which would have an adverse material effect on our results of operations and financial position.

Concentration of book publication sales may make it difficult for us to compete effectively in the publication market.

The sale of printed book publications is concentrated in national, regional, and online bookstore chains. These bookstore chains account for a vast majority of book publishing revenues. Due to this concentration of book publication sales, it may be difficult for us to compete effectively in the market, which could adversely affect our publishing revenues and growth prospects of our publishing business.

Our advertising revenues in certain markets are ratings-sensitive and subject to decline based on ratings agency projections.

Nielsen uses its own technology to collect data for its ratings service. The Portable People Meter TM (“PPM”) is a small device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. In markets where we subscribe to Nielsen under the PPM, our ratings tend to fluctuate even when there are no significant programming or competitive changes in the market. PPM data can fluctuate when changes are made to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time.

If we cannot attract the anticipated listener, programmer and advertiser base for our newly-acquired radio stations, we may not recoup associated operating costs or achieve profitability for these radio stations.

We frequently acquire selected assets of radio stations that previously broadcasted in formats other than our primary formats. We continue to program some of these stations in non-primary formats and we re-program others to one of our primary formats. During, and for a period after, the conversion of a radio station’s format, the radio station typically generates operating losses. The magnitude and duration of these losses depends on a number of factors, including the promotional and marketing costs associated with attracting listeners and advertisers to our radio station’s new format and the success of these efforts. There is no guarantee that the operation of these newly-acquired stations or our operations in new formats will attract a sufficient listener and advertiser base. If we are not successful in attracting the listener and advertiser base we anticipate, we may not recoup associated operating costs or achieve profitability for these newly-acquired radio stations.

If we do not maintain or increase our block programming revenues, our business, financial condition and operating results may be materially and adversely affected.

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is significantly dependent upon our ability to generate revenue from the sale of block programming time to national and local religious and educational organizations. Block programming accounted for 42.1% of our net broadcast revenue for the year ending December 31, 2015, 41.2% of our net broadcast revenue for the year ended December 21, 2014, and 40.9% of our net broadcasting revenue for the year ending December 31, 2013. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue, in which case, our business, financial condition and results of operations may be materially and adversely affected.

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

The level of competition that we face could make it more difficult for us to provide value to our consumers, our advertisers and our content creators. The perceived level of value could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, decreased website traffic and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, revenue, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors.

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

The sale of printed book publications is concentrated in national, regional, and online bookstore chains. These bookstore chains account for a vast majority of book publishing revenues. Due to this concentration of book publication sales, it may be difficult for us to compete effectively in the market, which could adversely affect our publishing revenues and growth prospects of our publishing business.

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

LEGAL LIABILITIES

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

We rely on the work product of various content creators to produce original programs, articles and content for our radio programs, websites and print publications. We face potential liability based on a variety of theories, including defamation, negligence, unlawful practice of a licensed profession, copyright, trademark infringement, or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to our owned and operated websites and to our network of customer websites by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our owned and operated websites and to our network of customer websites could make claims against us for losses incurred in reliance upon information provided on our owned and operated websites or our network of customer websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. While we run our content through a rigorous quality control process, including an automated plagiarism program, there is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that we create or distribute. Should the content distributed through our owned and operated websites and our network of customer websites violate the intellectual property rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, financial condition and results of operations.

We could face liability for the information we publish in our financial newsletters, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish in our financial newsletters. While we strive to minimize such risks, it is possible that we could be subject to investigations and potential enforcement actions by the Securities and Exchange Commission (“SEC”) or civil liability for securities fraud to subscribers who invest on the basis of information provided in our financial newsletters and related materials or by the independent financial commentators who provide newsletter content. For example, subscribers may take legal action against us if they rely on published information or market analysis that contains an error or on market strategies that do not perform as described. Additionally, a company may claim that we have made a defamatory statement about it, its employees or its financial position. The authors of our newsletters also rely on a variety of outside parties as sources for some of the information we use in our published data. These sources include securities exchanges, fund companies, hedge funds, transfer agents, and other data providers. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others or based upon the actions of the authors. Defending civil claims or being subject to SEC investigations or enforcement actions based on the information we publish in our financial newsletters could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.

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

TECHNOLOGICAL ADVANCES

We must respond to the rapid changes in technology, services and standards of our industry in order to remain competitive.

The media industry is subject to rapid technological change, evolving industry standards and the emergence of competition from new media technologies and services. We cannot make assurances that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are currently being developed or introduced, including but not limited to:

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

Our broadcasting and printing business face increasing competition from new technologies, such as broadband wireless, satellite radio and audio broadcasting by cable television systems, as well as new customer products, such as portable digital audio players and smart mobile phones. These new technologies and alternative media platforms compete with our radio stations for audience share and advertising revenues. The FCC also has approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. We are unable to predict the effect that such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial. We cannot assure that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, and other companies employing such new technologies or services could increase competition with our businesses.

Our printing business also faces increasing competition from new technologies, such as the Internet, eBook reader devices, and tablets. These new technologies and alternative media platforms compete with our printed books and magazines for audience share and advertising revenues. We must continue to expand our publishing businesses from traditional publishers to new digital technologies. We may make significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than we have experienced. Success and continued growth depends greatly on developing new products and the means to deliver them in an environment of rapid technological change.

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

INFORMATION TECHNOLOGY, CYBERSECURITY AND OTHER EVENTS

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

Our information technology systems could be subject to invasion, cyber-attack, or data privacy breaches by employees, others with authorized access, and unauthorized persons. Such attacks could result in disruption to our operations, loss or disclosure of, or damage to, our or any of our customer’s or vendor’s data or confidential information. Security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, customers or vendor’s to disclose sensitive information in order to gain access to our data and information technology systems. Any such breach could result in significant legal and financial exposure, damage to our reputation, loss of competitive advantage, and a loss of confidence in the security of our information technology systems that could potentially have an impact on our operations. Because the techniques used to obtain unauthorized access, disable or degrade, or sabotage our information technology systems change frequently and often are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventive measures.

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

The use of credit payment systems makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties (including those with whom we have strategic alliances) under arrangements with us control. Significant portions of our sales require the collection of certain customer data, such as credit card information. In order for our sales channel to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, customer, or vendor with whom we have strategic alliances or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could cause consumers to lose confidence in our security measures, harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our business, financial condition and results of operations. Our brand reputation would likely be damaged as well.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations. Our insurance coverage may be insufficient to compensate us for losses that may occur. Our principal executive offices are located in Southern California, a region known for seismic activity. In addition, acts of terrorism could also cause disruptions in our business or the economy as a whole. We rely heavily on servers, computers, communications systems and the Internet to conduct our business and provide high quality service to our listeners. Our servers may be vulnerable to cyber-security risks such as computer viruses and break-in’s. Disruptions in these services could negatively impact our ability to run our business, result in the loss of existing or potential listeners, the loss of existing or potential advertisers and increase maintenance costs, each of which could materially and adversely affect our business, financial condition and results of operations. To date, we have not experienced significant disruptions in running our business due to catastrophic events, earthquakes, computer viruses or terrorism.

ACQUISITIONS AND CAPITAL INVESTMENTS

We may be unable to integrate the operations and management of acquired stations or businesses, which could have a material and adverse effect on our business and operating results.

Acquisitions may have a substantial impact on our revenues, costs, cash flows, and financial position. During 2015 and 2014, we spent $17.3 and $18.7 million, respectively, on acquisitions. With our 2014 acquisition of Eagle Publishing, we acquired several new businesses including a traditional book publishing business, a financial newsletter business and a wellness business, and while we anticipate that we will continue to effectively integrate these businesses into our current operations, there can be no assurance of this. We expect to make additional acquisitions of radio stations, FM transmitters, digital businesses and publishing businesses. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities; diversions of management resources and loss of key employees; challenges with respect to operating new businesses; debt incurred in financing such acquisitions; and other unanticipated problems and liabilities. There can be no assurance that we will be able to successfully integrate the operations or management of acquired radio stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that may be acquired in the future.

Continued acquisitions will require us to manage a larger and likely more geographically diverse region of radio stations, digital portfolios and publishing portfolios than historically has been the case. Our inability to integrate and manage newly-acquired radio stations, digital businesses or publishing entities successfully could have a material and adverse effect on our business and operating results.

If we are unable to execute our acquisition strategy successfully, our business may not continue to grow.

We intend to continue to selectively acquire radio stations, FM translators, digital media entities and publishing businesses. With respect to the acquisition of radio stations, our acquisition strategy has been, and will continue to focus primarily on, the acquisition of stations in the top fifty (50) markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our station operating income or yield other anticipated benefits. Acquisitions in markets in which we already own stations may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. With respect to our acquisition strategy of digital and publishing businesses, we may not be able to identify and consummate the acquisition of future businesses successfully. Additionally, we may not be able to effectively integrate the operation of newly-acquired businesses with our existing businesses, which could result in reduced operating income from our businesses. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

Some of our acquisition agreements contain contingent earn-out consideration, the value of which may impact future operating results.

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

We continually seek opportunities for growth by increasing the strength and number of our broadcast signals, increasing the number of page views on our web platform and increasing the subscriber base of our publications. In order to realize these growth opportunities, we must rely on continued technical improvements to expand our broadcasting, digital and publication footprint. When deciding which opportunities to pursue, we must predict the internal rate of return associated with each project. Our calculations are based on certain estimates and assumptions that may not be realized. Accordingly, the calculation of internal rate of return may not be reflective of our actual returns, and our capital may be inefficiently allocated. If we fail to appropriately allocate our capital, our growth rate and financial results will be adversely affected.

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

Impairment of FCC Licenses, goodwill and other intangible assets deemed to have indefinite useful lives could cause future losses due to asset impairment.

A majority of the purchase price for our broadcast stations is allocated to FCC licenses. We may also record goodwill based on our acquisition activity. Approximately 70% of our total assets at December 31, 2015 consist of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. We have incurred significant impairment losses in prior years with regard to our indefinite-lived intangible assets.

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

During our annual testing in the fourth quarter of 2015, we recognized an impairment charge of $0.4 million associated with the value of goodwill in our Singing News Network (formerly Solid Gospel Network.) The impairment charge of $0.4 million recognized in the fourth quarter of 2015 resulted from a reduction of the projected net revenues for the Singing News Network. During our annual testing in the fourth quarter of 2014, we recognized impairment charges of $79,000 associated with mastheads and goodwill within our magazine publishing segment. The impairment of $79,000 during the fourth quarter of 2015 resulted from continual declines in revenues from our print magazines that were not offset with cost reductions from the decrease in the number of publications printed. The growth of digital-only publications, which are often free or significantly less than a print magazine has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations.

While the impairment charges we have recognized are non-cash in nature and do not violate covenants relating to our senior secured credit facility, they are indicative of declining expectations for future economic conditions and performance. The potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

FINANCIAL REPORTING

The requirements of being a public company may strain our resources and divert management's attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the listing requirements of the NASDAQ Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations results in a higher level of legal and financial compliance costs. Compliance can divert the time and attention of management from revenue-generating activities. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, our business and operating results may be harmed.

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

We are subject to Section 404 of the Sarbanes-Oxley Act (SOX), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and incur expenses for SOX compliance on an ongoing basis. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our Class A common stock could be negatively affected. Additionally, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

WELLNESS PRODUCTS

The efficacy of wellness products is supported by limited conclusive clinical studies, which could result in claims that our Wellness products are ineffective or harmful to consumers.

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

We rely entirely on a limited number of third parties to supply and manufacture our wellness products. These third parties are subject to FDA regulation and must operate in accordance with strict manufacturing requirements referred to as Current Good Manufacturing Practices (“CGMP’s”) for dietary supplements. Our wellness products are manufactured on a purchase order basis only and manufacturers can terminate their relationships with us at any time. These third party manufacturers may be unable to satisfy our supply requirements, manufacture our wellness products on a timely basis and in compliance with CGMP’s, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet any of these critical needs and legal requirements would delay or reduce wellness product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all of our third party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers, we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our wellness product business caused by difficulties in obtaining supplies.

We are dependent on our third party manufacturers to supply our wellness products in the compositions we require, and we do not independently analyze our wellness products. Any errors in our wellness product manufacturing could result in wellness product recalls, contamination, significant legal exposure, reduced revenues and the loss of distributors.

While we require that our manufacturers verify the accuracy of the contents of our wellness products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely exclusively, without independent verification; on certificates of analysis regarding wellness product content provided by our third party suppliers and limited safety testing they perform. We cannot be assured that all of the third parties involved in the manufacturing of our products are complying with government health and safety standards, and even if our wellness products meet these standards, they could otherwise become contaminated. Errors in the manufacture of our wellness products and the occurrence of contamination could result in product recalls, significant legal exposure, adverse publicity, decreased revenues and loss of distributors and endorsers. We also cannot be assured that these outside manufacturers will continue to supply wellness products to us reliably in the compositions we require. Any of these failures or occurrences could negatively affect our wellness products business and financial performance.

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

We seek to acquire additional radio stations in markets in which we already have existing stations. Our ability to acquire, operate and integrate any such future acquisitions as part of a cluster is limited by antitrust laws, the Communications Act, FCC regulations and other applicable laws and regulations. Changes to any of these laws or regulations may affect our ability to acquire additional stations in radio markets where we already own one (1) or more radio station(s). In 1996, Congress passed legislation that requires the FCC to periodically conduct reviews of its regulations, including those which govern the maximum number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations (the “Ownership Limits”). The FCC has adopted radio multiple ownership rules that depend upon the total number of radio stations located in the market in determining the applicable Ownership Limits. In 2003, the FCC modified its definition of the term “market” and its method of determining the number of radio stations located in a “market.” Specifically, in larger markets, the FCC replaced its “signal contour method” of defining a market and determining the number of radio stations located in the market with the use of “geographic markets” delineated by Nielsen, which is a commercial ratings service, as reported in the BIA database, as issued by BIA/Kelsey, a research and advisory company focused on the local advertising marketplace. For smaller radio markets for which Nielsen has not delineated a geographic market, the “signal contour method” continues to be the method of defining the market and determining the number of radio stations in the market. The methods the FCC uses to define markets affect the number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations in areas adjacent to a delineated Nielsen market.

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

On April 15, 2015, legislation was introduced to Congress under the Fair Pay Act that would require terrestrial radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. As of the date of this filing, this bill has not been passed. It is currently unknown what proposed legislation, if any, will become law, and what significance this royalty would have on our results from operations, cash flows or financial position.

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

We are subject to a variety of laws in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. In addition to laws and regulations that are described elsewhere in the risk factors, laws and regulations that are particularly relevant to our business address (a) privacy; (b) freedom of expression; (c) information security; (d) content and distribution of content, including liability for user reliance on such content; (e) intellectual property rights, including secondary liability for infringement by others; (f) domain name registration; and (g) online advertising and marketing, including email marketing and unsolicited commercial email.

Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. Moreover, the applicability and scope of the laws that do address the Internet remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement and trademark infringement. In the future, claims may also be alleged against us based on tort claims and other theories based on our content, products and services or content generated by our users.

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

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, which can make compliance for our wellness business costly and subject us to enforcement actions by governmental agencies.

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

We may require significant financing to fund our acquisition strategy, which may not be available to us. The availability of funds under our existing senior secured credit facility at any time is dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot make any assurances that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material negative impact on our business and results of operations.

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under such debt.

At December 31, 2015, we and our subsidiary guarantors had approximately $274.0 million outstanding on our Term Loan B and $3.3 million on our revolving credit facility (“Revolver”) with Wells Fargo Bank.

Our substantial debt may have important consequences. For instance, it could:

•	make it more difficult for us to satisfy our financial obligations;
•	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures, acquisitions and payment of dividends;
•	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and
•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

The agreements governing our debt obligations, including the agreements governing our Term Loan B and Revolver, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•	incur additional debt;

•	declare or pay dividends, redeem stock or make other equity distributions to stockholders;
•	make investments;
•	create liens or use assets as security in other transactions;
•	merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of our assets;
•	engage in transactions with affiliates; and
•	sell or transfer assets.

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

None.

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

Broadcasting

The types of properties required to support our radio stations include offices, studios, transmitter, antenna and tower sites. A station’s studios are generally located in an office in a downtown or business district. Transmitter, antenna and tower sites are located in areas that provide maximum market coverage. We lease multiple properties throughout the United States from which we operate our radio stations and related facilities.

Our SRN and SMR offices and Dallas radio stations are located in an office building in the Dallas, Texas metropolitan area, where we own an approximately 34,000 square foot office building. We also own office buildings in Honolulu, Hawaii; Tampa, Florida; and Orlando, Florida. Our radio network operates from various offices and studios from which the programming originates or is relayed from a remote point of origination. Our network leases satellite transponders used in the delivery of its programming.

We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in Note 11 in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases have terms that are as favorable as, or more favorable, to the company than those that would have been available from unaffiliated parties.

The lease agreements range from one to thirty years remaining on the lease term.

Digital Media

The types of properties required to support our digital media operations include office buildings and data storage centers. Salem Web Network, including Townhall, operates from leased office facilities in Richmond, Virginia; Arlington, Virginia; and Nashville, Tennessee. Eagle Financial Publications operate from leased offices in Washington D.C. Eagle Wellness and Gene Smart operate from leased offices in Washington D.C with inventory fulfillment handled by a third party in New Holland, Pennsylvania. Salem Consumer Products operates from our corporate office in Camarillo, California. The lease agreements range from one to six years remaining on the lease term.

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

ITEM 4. MINE AND SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On February 26, 2016, the company had approximately 46 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 19,928,484 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2014				2015
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$10.34	$10.15	$9.83	$11.00	$7.97	$6.75	$6.85	$6.50
Low (mid-day)	$8.15	$7.89	$5.04	$6.72	$5.50	$4.38	$5.26	$4.53

There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

Our dividend policy is based upon our Board of Directors’ current assessment of our business and the environment in which we operate. The actual declaration of any future equity distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The reduction or elimination of equity distributions may negatively affect the market price of our common stock.

The following table shows quarterly equity distributions that have been declared and paid to all stockholders of record of our Class A and Class B common stock during the years ending December 31, 2015 and 2014.

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 1, 2015	December 15, 2015	December 29, 2015	$0.0650	$1,656
September 1, 2015	September 16, 2015	September 30, 2015	$0.0650	$1,655
June 2, 2015	June 16, 2015	June 30, 2015	$0.0650	$1,654
March 5, 2015	March 17, 2015	March 31, 2015	$0.0650	$1,647
December 2, 2014	December 15, 2014	December 29, 2014	$0.0650	$1,646
September 2, 2014	September 16, 2014	September 30, 2014	$0.0625	$1,579
May 27, 2014	June 16, 2014	June 30, 2014	$0.0600	$1,514
March 6, 2014	March 17, 2014	March 31, 2014	$0.0575	$1,444

While we intend to review equity distributions payments on a quarterly basis, the actual declaration of such future equity distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this annual report on Form 10-K.

Based on the number of shares of Class A and Class B common stock currently outstanding, and the currently approved distribution amount, we expect to pay total annual equity distributions of approximately $6.6 million in 2016.

Our sole source of cash available for making any future equity distributions is our operating cash flow subject to our Term Loan B and Revolver, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return of the our Class A common stock with the cumulative total return of the NASDAQ – NMS equity index and the Bloomberg Broadcast and Cable Radio Index for a five year period commencing December 31, 2010 and ending December 31, 2015. Our Class B common stock is not publicly traded and is not registered. The graph assumes that the value of an investment in our Class A common stock and each index was $100 on December 31, 2010 and that any dividends were reinvested. Stockholder returns over the indicated period are not indicative of future stockholder returns.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data below as of and for the years ended December 31, 2015 and December 31, 2014, is derived from our audited consolidated financial statements included in Item 8 of this annual report on Form 10-K. The selected financial data as of and for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 is derived from our audited financial statements not included herein. The selected financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements, related notes, other financial information included (incorporated by reference) herein, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the disclosure concerning the reconciliation for historical Non-GAAP financial measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this annual report on Form 10-K.

Certain reclassifications have been made to prior year financial data to conform to the current year presentation. These reclassifications include: (1) the separation of our non-broadcast operating segment into two operating segments as of the first quarter of 2011, (2) the reporting of discontinued operations, (3) the reclassification of direct broadcast, direct digital and direct publishing expenses from corporate expenses to the appropriate segment, and (4) the change in composition of our operating segments as of December 2014 to conform to how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment.

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

All prior periods presented are updated to reflect the new composition of our operating segments. Refer to Note 17 – Segment Data in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information. Note that our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations and other assets, impairments and other significant events:

	Year Ended December 31,
	2011		2012	2013	2014	2015
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcast revenue		$182,487	$187,640	$188,544	$192,923	$196,090
Net digital media revenue		22,887	28,166	35,156	46,862	45,855
Net publishing revenue		12,792	13,373	13,234	26,751	23,842
Total revenue		218,166	229,179	236,934	266,536	265,787
Operating expenses:
Broadcast operating expenses		119,602	126,514	129,857	138,564	140,230
Digital media operating expenses		19,568	22,848	25,741	36,232	35,969
Publishing operating expenses		12,344	13,339	14,280	26,143	24,774
Unallocated corporate expenses		13,835	14,396	16,081	17,092	15,146
Depreciation and amortization		14,971	14,647	15,262	18,825	17,741
Change in the estimated fair value of contingent earn-out consideration		—	—	—	734	(1,715)
Impairment of indefinite-lived long-term assets other than goodwill		—	88	1,006	34	—
Impairment of goodwill		—	—	438	45	439
Impairment of long-lived assets		—	6,808	—	—	—
(Gain) loss on the sale or disposal of assets		(4,153)	49	(264)	251	181
Total operating expenses		176,167	198,689	202,401	237,920	232,765
Operating income from continuing operations		41,999	30,490	34,533	28,616	33,022
Other income (expense):
Interest income		344	106	68	45	8
Interest expense, net of capitalized interest		(27,665)	(24,911)	(16,892)	(15,993)	(15,429)
Change in fair value of interest rate swaps		—	—	3,177	(2,702)	(1,273)
Gain on bargain purchase		—	—	—	—	1,357
Loss on early retirement of long-term debt		(2,169)	(1,088)	(27,795)	(391)	(41)
Net miscellaneous income and (expenses)		(40)	79	18	665	201
Total other expense, net		(29,530)	(25,814)	(41,424)	(18,376)	(15,177)
Income from continuing operations before income taxes		12,469	4,676	(6,891)	10,240	17,845
Provision for (benefit from) income taxes		6,110	153	(4,192)	4,765	6,695
Income (loss) from continuing operations		6,359	4,523	(2,699)	5,475	11,150
Loss from discontinued operations, net of tax		(741)	(95)	(37)	—	—
Net income (loss)		$5,618	$4,428	$(2,736)	$5,475	11,150

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations		$0.26	$0.18	$(0.11)	$0.21	$0.43
Loss per share from discontinued operations		(0.03)	—	—	—	—
Net earnings (loss) per share		$0.23	$0.18	$(0.11)	$0.21	$0.43
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations		$0.26	$0.18	$(0.11)	$0.21	$0.43
Loss per share from discontinued operations		(0.03)	—	—	—	—
Net earnings (loss) per share		$0.23	$0.18	$(0.11)	$0.21	$0.43
Dividends per share	$	―	$0.14	$0.21	$0.24	$0.26
Basic weighted average shares outstanding		24,475,102	24,577,605	24,938,075	25,336,809	25,426,732
Diluted weighted average shares outstanding		24,683,644	24,986,966	24,938,075	26,081,175	25,877,819

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$67	$380	$65	$33	$98
Broadcast licenses	371,420	373,720	381,836	385,726	393,031
Other intangible assets, net including goodwill	28,522	33,009	32,035	37,912	36,877
Total assets	561,310	562,181	575,113	583,159	597,375
Long-term debt (including current portion)	274,803	268,980	290,793	277,505	277,116
Stockholders’ equity	203,048	206,069	201,785	203,994	209,821
Cash flows related to:
Operating activities	$31,757	$31,077	$28,735	$41,925	$36,130
Investing activities	(4,511)	(19,066)	(17,737)	(21,734)	(29,183)
Financing activities	(28,126)	(11,697)	(11,276)	(20,223)	(6,882)
Non-GAAP Financial Measures:
Station operating income (1)	$62,885	$61,126	$58,687	$54,359	$55,860
Station operating income margin (2)	34.5%	32.6%	31.1%	28.2%	28.5%
Digital media operating income (3)	$3,319	$5,318	$9,415	$10,630	$9,886
Publishing operating income (loss) (4)	$448	$34	$(1,046)	$608	$(932)
Adjusted EBITDA (5)	$53,767	$53,450	$52,824	$50,081	$50,439
Free Cash Flow (6)	$19,966	$21,233	$25,300	$25,943	$26,987

(1)	We define non-GAAP station operating income as net broadcast revenue less broadcast operating expenses.
(2)	Non-GAAP station operating income margin is station operating income as a percentage of net broadcast revenue.
(3)	We define non-GAAP digital media operating income as net digital media revenue minus digital media operating expenses.
(4)	We define non-GAAP publishing operating income as net publishing revenue minus publishing operating expenses.
(5)	We define Non-GAAP Adjusted EBITDA as net income before interest, taxes, depreciation, amortization and change in fair value of interest rate swaps (“EBIDTA”) before gains or losses on the disposal of assets, changes in the estimated fair value of contingent earn-out consideration, net miscellaneous income and expense, and non-cash compensation expense.
(6)	We define Non-GAAP free cash flow as Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest.

NON-GAAP FINANCIAL MEASURES

Management uses certain non-GAAP financial measures defined below in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements. We use these non-GAAP financial measures to evaluate financial results, develop budgets, manage expenditures and as a measure of performance under compensation programs.

Our presentation of these non-GAAP measures should not be considered as a substitute for or superior to the most directly comparable financial measures as reported in accordance with GAAP.

Regulation G and Item 10© of Regulation S-K define and prescribe the conditions under which certain non-GAAP financial information may be presented. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Digital media operating income, publishing operating income, and free cash flow, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP measures are intended to provide management and investors a more complete understanding of our underlying financial results, operational results, trends and performance.

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

We apply a similar methodology to our digital media and publishing group. Digital media operating income is defined as net digital media revenue minus digital media operating expenses. Publishing operating income is defined as net publishing revenue minus publishing operating expenses. Digital Media Operating Income and Publishing Operating Income are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Media Operating Income are useful non-GAAP financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of digital media operating income and publishing operating income are not necessarily comparable to similarly titled measures reported by other companies.

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

We define free cash flow as Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. We consider free cash flow to be a performance measure that provides useful information to management and investors about the amount of cash generated by our operations after cash paid for capital expenditures, income taxes and interest. A limitation of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Our presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of free cash flow is not necessarily comparable to similarly titled measures reported by other companies.

For all non-GAAP measures, investors should consider the limitations associated with these metrics, including the potential lack of comparability of this measure from one company to another. The table below shows the reconciliation of these non-GAAP performance indicators to net income (loss), the most comparable GAAP measure. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to net income or loss as reported in accordance with GAAP.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (loss)
Net broadcast revenue	$182,847	$187,640	$188,544	$192,923	$196,090
Less broadcast operating expenses	(119,602)	(126,514)	(129,857)	(138,564)	(140,230)
Station operating income	$62,885	$61,126	$58,687	$54,359	$55,860

Net digital media revenue	$22,887	$28,166	$35,156	$46,862	$45,855
Less digital media operating expenses	(19,568)	(22,848)	(25,741)	(36,232)	(35,969)
Digital media operating income	$3,319	$5,318	$9,415	$10,630	$9,886

Net publishing revenue	$12,792	$13,373	$13,234	$26,751	$23,842
Less publishing operating expenses	(12,344)	(13,339)	(14,280)	(26,143)	(24,774)
Publishing operating income (loss)	$448	$34	$(1,046)	$608	$(932)
Reconciliation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (loss) to Net Income (Loss)
Station operating income	$62,885	$61,126	$58,687	$54,359	$55,860
Digital media operating income	$3,319	$5,318	$9,415	$10,630	$9,886
Publishing operating income (loss)	$448	$34	$(1,046)	$608	$(932)
Less unallocated corporate expenses	(13,835)	(14,396)	(16,081)	(17,092)	(15,146)
Less depreciation and amortization	(14,971)	(14,647)	(15,262)	(18,825)	(17,741)
Less change in the estimated fair value of contingent earn-out consideration	—	—	—	(734)	1,715
Less impairment of indefinite-lived long-term assets other than goodwill	—	(88)	(1,006)	(34)	—
Less impairment of goodwill	—	—	(438)	(45)	(439)
Less impairment of long-lived assets	—	(6,808)	—	—	—
Less gain (loss) on the sale or disposal of assets	4,153	(49)	264	(251)	(181)
Net operating income from continuing operations	$41,999	$30,490	$34,533	$28,616	$33,022
Plus interest income	344	106	68	45	8
Less interest expense, net of capitalized interest	(27,665)	(24,911)	(16,892)	(15,993)	(15,429)
Less change in fair value of interest rate swaps	―	―	3,177	(2,702)	(1,273)
Less loss on early retirement of long-term debt	(2,169)	(1,088)	(27,795)	(391)	(41)
Less gain on bargain purchase	―	―	―	―	1,357
Less net miscellaneous income and (expenses)	(40)	79	18	665	201
Less provision for (benefit from) income taxes	(6,110)	(153)	4,192	(4,765)	(6,695)
Less loss from discontinued operations	(741)	(95)	(37)	—	—
Net income (loss)	$5,618	$4,428	$(2,736)	$5,475	$11,150

Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Adjusted EBITDA	$53,767	$53,450	$52,824	$50,081	$50,439
Less non-cash stock-based compensation	(950)	(1,368)	(1,849)	(1,576)	(771)
Less net miscellaneous income and expenses	(40)	79	18	665	201
Less loss on early retirement of long-term debt	(2,169)	(1,088)	(27,795)	(391)	(41)
Less discontinued operations, net of tax	(741)	(95)	(37)	—	—
Less change in the estimated fair value of contingent earn-out consideration	—	—	—	(734)	1,715
Less gain on bargain purchase	—	—	—	—	1,357
Less impairment of indefinite-lived long-term assets other than goodwill	—	(88)	(1,006)	(34)	—
Less impairment of goodwill	—	—	(438)	(45)	(439)
Less impairment of long-lived assets	—	(6,808)	—	—	—
Less gain (loss) on the sale or disposal of assets	4,153	(49)	264	(251)	(181)
EBITDA	$4,020	$4,033	$21,981	$47,715	$52,280
Plus interest income	344	106	68	45	8
Less depreciation and amortization	(14,971)	(14,647)	(15,262)	(18,825)	(17,741)
Less interest expense, net of capitalized interest	(27,665)	(24,911)	(16,892)	(15,993)	(15,429)
Less change in fair value of interest rate swaps	―	―	3,177	(2,702)	(1,273)
Less provision for (benefit from) income taxes	(6,110)	(153)	4,192	(4,765)	(6,695)
Net income (loss)	$5,618	$4,428	$(2,736)	$5,475	$11,150

Reconciliation of Adjusted EBITDA to Free Cash Flow
Adjusted EBITDA	$53,767	$53,450	$52,824	$50,081	$50,439
Less cash paid for interest, net of capitalized interest	(26,053)	(23,448)	(16,747)	(14,518)	(14,289)
Less cash paid for taxes	(226)	(220)	(242)	(257)	(330)
Less net cash paid for capital expenditures (1)	(7,522)	(8,549)	(10,535)	(9,363)	(8,833)
Free Cash Flow	$19,966	$21,233	$25,300	$25,943	$26,987

(1)	Net cash paid for capital expenditures reflects actual cash payments net of amounts reimbursed for tenant improvements allowances.

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

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury; nor do they include costs such as amortization, depreciation, taxes or interest expense. Changes to our operating segments did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented are updated to reflect the new composition of our operating segments. Refer to Note 17 – Segment Data in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information.

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

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network), and Salem Media RepresentativesTM (“SMR”). SRN, SNN, SMN and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem owned and operated stations. SMR, a national advertising sales firm with offices in 8 U.S. cities, specializes in placing national advertising on religious and other commercial radio stations. As of December 2014, we merged Vista Media Representatives (“VMR”), our national advertising sales firm established for non-Christian format stations, into SMR as our SMR and VMR sales teams consistently pursue advertising for all station formats.

We currently program 42 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 31 News Talk stations, 13 Contemporary Christian Music stations, 13 Business format stations, and nine Spanish-language Christian Teaching and Talk stations. The business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming. Each of our radio stations has a website specifically designed for that station.

Revenues generated from our radio stations are reported as broadcast revenue in our consolidated financial statements included in Item 8 of this annual report on Form 10-K. Broadcast revenues are impacted by the rates radio stations can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered or downloads made, and the number of events held, including the size of the event and the number of attendees. Block programming rates are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services for most of our radio stations. In select markets, we subscribe to Nielsen Audio, which develops quarterly reports measuring a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time available for block programming and/or advertising, which may vary at different times of the day.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize barter agreements to exchange airtime for goods or services in lieu of cash. We enter barter agreements if the goods or services to be received can be used in our business or can be sold to our audience under Listener Purchase Programs. We minimize the use of barter agreements with our general policy being not to preempt airtime paid for in cash for airtime sold under a barter agreement. In each of the years ending December 31, 2015, 2014 and 2013, we sold 97%, of our broadcast revenue for cash.

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

Digital Media

Web-based and digital content has been a significant growth area for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications, that provide market analysis and investment strategies for individual subscribers from financial commentators. Church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States.

E-commerce sites include Salem Consumer Products (“SCP”), an e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, Eagle Wellness and Gene Smart, online sites offering complimentary health advice and sales of nutritional products.

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

Publishing

Our acquisition of Regnery Publishing expanded our publishing operations to include book publishing in addition to print magazines and our self-publishing service. Regnery Publishing has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D'Souza.

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

KNOWN TRENDS AND UNCERTAINTIES

Although advertising revenues have stabilized following the decline that began in 2008, broadcast advertising revenue growth remains challenged. We are particularly dependent on broadcast revenue from our Los Angeles and Dallas markets, which generated 12.0% and 12.8%, respectively, of our net broadcasting revenue for the year ending December 31, 2015. Revenues from print magazines, including advertising revenue and subscription revenues, are challenged both economically and by the increase in use of other mediums to deliver the information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Because digital media is a concentrated growth area for us, decreases in revenue streams from these areas could affect our operating results, financial condition and results of operations. To address these issues, we continue to explore opportunities in which we can cross-promote our brand and our content, including our broadcast markets, digital media, Internet sites, mobile applications, and our printing and publication media.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2015 compared to the year ended December 31, 2014

The following factors affected our results of operations and our cash flows for the year ended December 31, 2015 as compared to the prior year:

Financing

Throughout the year ending December 31, 2015, we repaid $2.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest through each repayment date.

Equity

Throughout the year ending December 31, 2015, we paid total equity distributions of $6.6 million compared to total equity distributions of $6.2 million during the prior year.

Broadcast Acquisitions

We completed a number of broadcast acquisitions during the year, most notable from Disney’s divestiture of its Radio Disney properties. Of the eleven radio stations that we acquired during 2015, 10 were former Radio Disney properties. With the exception of WSDZ-AM in the St. Louis, Missouri market, each of these acquisitions were in markets in which we already have broadcast facilities and staff, or “tuck-in” acquisitions. Tuck-in acquisitions are made when we believe it is advantageous to increase the strength and number of our broadcast signals while minimizing costs under our market cluster-operating concept. The St. Louis market, being one of the top 25 radio markets in the United States, provides a unique opportunity to expand our platform in a new market. During the year, we paid $12.4 million of cash to acquire broadcast assets and radio stations. A summary of our broadcast acquisitions, in order of most recent, is as follows:

•	On December 18, 2015, we acquired radio station WSDZ-AM in St. Louis, Missouri, for $0.3 million in cash.

•	On December 15, 2015, we acquired radio station KDIZ-AM in Minneapolis, Minnesota, for $0.4 million in cash.

•	On December 11, 2015, we acquired radio station WWMI-AM in Tampa, Florida, for $0.8 million in cash.

•	On December 8, 2015, we acquired radio station KDDZ-AM in Denver, Colorado, for $0.6 million in cash.

•	On December 4, 2015, we acquired radio station KDZR-AM in Portland, Oregon, for $0.3 million in cash.

•	On October 1, 2015, we acquired radio station KKSP-FM in Little Rock, Arkansas for $1.5 million in cash.

•	On September 15, 2015, we acquired radio station KEXB-AM (formerly KMKI-AM) in Dallas, Texas, for $3.0 million in cash.

•	On September 10, 2015, we acquired radio station WBIX-AM (formerly WMKI-AM) in Boston, Massachusetts, for $0.5 million in cash.

•	On May 12, 2015, we acquired radio station WPGP-AM (formerly WDDZ-AM) in Pittsburgh, Pennsylvania, for $1.0 million in cash.

•	On May 7, 2015, we acquired radio station WDWD-AM in Atlanta, Georgia, for $2.8 million in cash.

•	On April 7, 2015, we acquired land and real estate used in the operations of our radio stations in Greenville, South Carolina, for $0.2 million in cash.

•	On March 27, 2015, we acquired radio station WDYZ-AM in Orlando, Florida, for $1.3 million in cash. We began operating this station under an Asset Purchase Agreement (“APA”) as of December 10, 2014.

Digital Acquisitions

We continued to expand our digital platform with acquisitions of complementary businesses and assets. During the year, we paid $4.5 million of cash to acquire digital media assets and businesses. A summary of our digital acquisitions and asset purchases, in order of most recent, is as follows:

•	On December 7, 2015, we acquired the Instapray mobile applications and a related website for $0.1 million in cash.

•	On October 29, 2015, we acquired DividendYieldHunter.com for $42,500 in cash, with $21,250 paid at closing and $21,250 payable in January 2016.

•	On September 3, 2015, we acquired a Spanish Bible mobile application and its related website and Facebook properties for $0.5 million in cash.

•	On September 1, 2015, we acquired the DailyBible mobile applications, including all content, code and functionality, for $1.5 million in cash.

•	On July 1, 2015, we acquired DividendInvestor.com for $1.0 million in cash and the assumption of $70,000 in deferred subscription liabilities.

•	On June 4, 2015, we acquired the Gene Smart Wellness e-commerce website for $0.1 million in cash.

•	On May 6, 2015, we acquired domain names, mobile applications and code functionality for the Daily Bible Devotion for $1.1 million in cash. We may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of certain benchmarks.

•	On February 6, 2015, we acquired Bryan Perry Newsletters with assets valued at $0.6 million and assumed deferred subscription liabilities of $0.4 million. We paid no cash to the seller upon closing. We recorded an estimated contingent earn-out liability at the discounted present value of $0.2 million based on amounts that we expect to pay in the future. As of September 30, 2015, we have paid $30,000 of cash toward the contingent earn-out installments based on actual subscription revenues.

Pending Transactions

•	On April 1, 2015, we began programming KHTE-FM, Little Rock, Arkansas under a 36-month Time Brokerage Agreement (“TBA”) that can be extended to 48 months. We have the option to acquire the station for $1.2 million in cash during the TBA period. The accompanying consolidated statements of operations included in this annual report on Form 10-K reflect the operating results of this entity as of the TBA date.

•	On December 15, 2015, we entered an APA to acquire an FM Translator in Columbus, Ohio for $0.4 million in cash. The transaction is expected to close in the first half of 2016.

•	On December 31, 2015, we ceased programming KVCE-AM, Dallas, Texas upon expiration of our TBA.

Net Broadcast Revenue

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$192,923	$196,090	$3,167	1.6%	72.4%	73.8%
Same Station Net Broadcast Revenue	$192,705	$193,796	$1,091	0.6%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2014		2015
	(Dollars in thousands)
Block program time:
National	$44,921	23.3%	$46,401	23.7%
Local	34,600	17.9	36,156	18.4
	79,521	41.2	82,557	42.1
Advertising:
National	14,986	7.8	13,939	7.1
Local	62,566	32.4	63,375	32.3
	77,552	40.2	77,314	39.4
Digital	5,108	2.7	5,586	2.8
Infomercials	3,906	2.0	2,545	1.3
Network	15,822	8.2	15,010	7.7
Other	11,014	5.7	13,078	6.7
Net broadcast revenue	$192,923	100.0%	$196,090	100.0%

Block programming revenue grew by $3.0 million due to an increase in the number of national and local programmers featured on our stations and an increase in programming airtime available from a reduction in the number of infomercials sold. Our Christian Teaching & Talk stations generated a $2.0 million increase in block programming revenue based on a higher number of national and local programs featured while our News Talk stations generated a $1.2 million increase. These were partially offset by a $0.3 million decline in local programs on our Spanish Christian Teaching & Talk stations. The increase in the number of programmers featured on-air creates a higher demand for premium time slots. This increase in demand often results in realization of higher rates.

Consolidated broadcast advertising revenue, net of agency commissions, declined by $0.2 million. The decline includes the impact of political advertising, which was $2.0 million during the year ending December 31, 2014 based on the then upcoming local and congressional elections compared to $0.4 million for the year ending December 31, 2015. Excluding the $1.6 million impact of political advertising, net advertising revenue increased by $1.3 million due to increases in demand from local advertisers on our News Talk and Contemporary Christian Music stations. The increases in demand from local advertisers also resulted in the realization of higher rates for premium time slots.

Digital revenues generated from our radio station websites increased $0.5 million based on higher sales volume consistent with our efforts to promote advertising value from our station websites.

Declines in infomercial revenue reflect our effort to feature programming that is tailored to our listeners and consistent with our company values. We continue to seek alternatives to infomercial programs that we believe are not of interest to our listeners.

Network revenue declined $0.8 million, including a $0.4 million decline in political advertisements and the remainder due to declines in the number of advertisements associated with faith-based movies and educational institutions.

Increases in other revenue includes a $0.9 million increase in event revenue generated from higher attendance and sponsorships at local events such as distinguished speakers and concerts, a $0.4 million increase from listener purchase programs that offer our listeners access to special discounts and incentives from local advertisers, and $0.3 million of revenue generated from an FM translator and HD channel agreement.

On a same-station basis, net broadcast revenue increased $1.1 million, which reflects these items net of the impact of revenue generated from newly-acquired stations.

Net Digital Media Revenue

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$46,862	$45,855	$(1,007)	(2.1)%	17.6%	17.3%

The following table shows the dollar amount and percentage of net digital media for each digital media revenue source.

	Year Ended December 31,
	2014		2015
	(Dollars in thousands)
Digital Advertising, Net	$24,789	52.9%	$24,472	53.4%
Digital Streaming	4,280	9.1	4,472	9.7
Digital Subscriptions	5,825	12.4	5,189	11.3
Digital Downloads	7,982	17.0	7,661	16.7
e-commerce	3,394	7.3	3,465	7.6
Other	592	1.3	596	1.3
Net digital media revenue	$46,862	100.0%	$45,855	100.0%

Digital advertising revenue, net of agency commissions, declined by $0.3 million on a consolidated basis. Included in this amount is a $1.9 million decline in digital advertising revenue generated from Townhall.com due to a reduction in the number of advertising supported email distributions to readers. The decline was offset by an increase in digital advertising revenue of $1.5 million generated from Salem Web Network, including a $1.4 million increase in remnant advertising revenue based on sales volumes. The number of page views generated directly impacts the amount of digital advertising revenue generated for each site. Total page views were negatively impacted by changes in the Facebook newsfeed algorithm that makes it more difficult to drive traffic from Facebook to our websites. We are also seeing a shift in the number of desktop page views declining to an increase in mobile page views, which carry lower advertising inventory and rates. Total page views from desktop devices were down 6% from the prior year.

Increases in digital streaming revenue of $0.2 million reflect an increase in volume of streaming content from our Christian content websites.

Declines in digital subscription revenue of $0.6 million reflect lower distribution levels based on a 28% decline in the number of new digital subscriptions sold. During 2014, a rebranding of the newsletters generated a higher interest level and a corresponding increase in the number of new subscriptions sold. While 2015 did not generate the same level of new subscribers, renewals increased by $0.3 million, or a 12% increase in the number of renewals. There were no changes in rates for our digital subscriptions.

Digital download revenue decreased $0.3 million due to a reduction in the number of downloads from our Church Products division websites, including a $0.5 million decline in video downloads on our WorshipHouseMedia.com website offset by $0.2 million increase in fees generated from ChurchStaffing.com and ChristianJobs.com. The decline in downloads of these third party produced videos are common throughout the industry as users become more adept at creating their own content. We believe that our sermon content is unique and valuable and that the number of downloads of our content will not be impacted as severely by user created content. We tend to see increases in the volume of our digital downloads with the approach of Christian holidays, specifically Easter and Christmas.

E-commerce revenue increased $0.1 million, including a $0.2 million increase in the sales volume of Wellness products of which approximately $57,000 was attributable to our acquisition of Gene Smart on June 4, 2015, offset by a $0.1 million decline in the number of products sold through Salem Consumer Products. There were no changes in the retail sales price for products sold year over year. We believe the increase in volume of Wellness products sold is directly attributable to our cross-promotion and marketing efforts on our integrated media platform.

Other revenue reflects a $0.2 million increase in event revenue from our RedState Gathering held in August of 2015. The RedState Gathering featured several 2016 GOP candidates and attended by over 750 paid attendees, 185 credentialed media and 100 representatives from 32 co-sponsoring organizations. The increase in event revenue was offset by a $0.2 million decline in the number of digital promotions used under a deferred advertising arrangement.

Net Publishing Revenue

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$26,751	$23,842	$(2,909)	(10.9)%	10.0%	9.0%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2014		2015
	(Dollars in thousands)
Book Sales	$19,552	73.1%	$17,955	75.3%
Estimated Sales Returns & Allowances	(5,759)	(21.5)	(6,404)	(26.9)
e-Book Sales	2,655	9.9	1,970	8.3
Self-Publishing Fees	5,121	19.1	5,406	22.7
Print Magazine Subscriptions	2,055	7.7	1,659	7.0
Print Magazine Advertisements	1,983	7.4	1,827	7.6
Other	1,144	4.3	1,429	6.0
	$26,751	100.0%	$23,842	100.0%

Consolidated book sale revenues include a $1.7 million decline in print book sales from Regnery Publishing. The decline is directly attributable to the composite mix of titles available in each of the years and the number of these titles that achieve the New York Times bestseller list. The decrease in estimated sales returns and allowances for Regnery Publishing of $0.6 million is consistent with the lower volume of print book sales during the year ending December 31, 2015 as compared to the prior year. These declines were offset by a $0.1 million increase in book sales from Xulon Press due to an increase in the number of author submissions.

E-book sales from Regnery Publishing decreased $0.7 million based on the number of units sold as compared to the prior year. The top ten titles sold during 2015 generated e-Book revenue of $1.0 million compared to 2014 when the top 10 e-Books generated $1.9 million of revenue. Similar to sales of printed books, the decline is directly attributable to the composite mix of titles available in each of the years and the number of these titles that achieve the New York Times bestseller list.

Xulon Press self-publishing fees increased $0.3 million due to an increase in the number of authors utilizing the services with no changes in rates compared to the prior year. We believe that our ability to cross-promote Xulon’s self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

Print magazine revenue continues to decline with a $0.4 million drop in subscription revenue based on the number of subscribers and a corresponding $0.2 million decline in advertising revenues based on reduced demand and reduced rates due to lower distribution levels. As of December 2014, we discontinued printing and distributing Townhall Magazine, the content of which is currently only available online. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$138,564	$140,230	$1,666	1.2%	52.0%	52.8%
Same Station Broadcast Operating Expenses	$138,278	$137,785	$(493)	(0.4)%

Increases in broadcast operating expenses include an increase of $1.4 million in personnel-related costs including sales-based commissions, consistent with the higher revenues generated and an increase in the number of stations owned. Included in this amount is a $0.3 million increase in group health insurance premiums. Facility-related costs increased by $0.9 million due to recent acquisitions and the relocation and consolidation of our facilities in Washington DC, for which we are incurring duplicative rent expense until the build out of our new facility is complete and we can vacate our existing locations. In addition, there was a $0.3 million increase in production and programming expense and a $0.2 million increase in professional services, each of which is attributable to recent acquisitions. These increases were offset by a $1.1 million decrease in bad debt expense due to an increase in collection efforts.

The decline in broadcast operating expenses on a same-station basis reflects these items net of the impact of start-up costs from newly-acquired stations. Our cost containment efforts, including the elimination of certain positions that began in March 2015, contributed to the overall savings in net broadcast operating expenses on a same-station basis.

Digital Media Operating Expenses

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$36,232	$35,969	$(263)	(0.7)%	13.6%	13.5%

Across all digital platforms, we incurred lower variable costs consistent with the lower revenues generated and cost reduction efforts that began in March 2015 that included the elimination of certain positions. Savings in variable operating costs include a $0.2 million decline in royalties and a $0.3 million decline in professional services, offset by a $0.3 million increase in facility-related expenses, a $0.2 million increase in advertising expenses and a $0.1 million increase in streaming and hosting expenses. Personnel-related costs decreased $0.4 million from lower sales commissions of $0.6 million offset by a $0.1 million increase in group health insurance premiums and a $0.1 million increase in travel and entertainment expense.

Publishing Operating Expenses

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$26,143	$24,774	$(1,369)	(5.2)%	9.8%	9.3%

Publishing operating expenses include cost of goods sold associated with Regnery Publishing of $1.9 million for the year ended December 31, 2015 compared to $2.1 million for the prior year. The decline in the costs of goods sold of $0.2 million is consistent with the declines in revenue from a reduction in the number of books sold as compared to the prior year. There were no significant changes in our margins. Consistent with lower revenues from Regnery Publishing, we generated savings from variable costs including $0.8 million in royalties and $0.2 million in fulfillment costs.

Operating expenses associated with our print magazines declined $0.7 million, including $0.2 million in printing and mailing costs, $0.3 million in personnel-related costs and $0.1 million in promotional costs, as well as overall declines in expenses from the discontinuation of production for Townhall Magazine as of the December 2014 issue.

Operating expense for Xulon Press increased by $0.1 million, including a $0.1 million increase in the cost of sales and $0.2 million increase in advertising costs, consistent with the increase in revenue, offset by a $0.2 million decrease in bad debt expense attributed to more successful collection efforts.

Unallocated Corporate Expenses

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$17,092	$15,146	$(1,946)	(11.4)%	6.4%	5.7%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not directly attributable to any one of our operating segments. Decreases in these costs over the prior year include a $1.0 million decline in personnel-related costs, a $0.5 million decline in non-cash stock-based compensation expense, a $0.2 million decline in travel and entertainment expenses, a $0.2 million decline in acquisition-related costs and a $0.1 million decline in facility-related expenses. We continue to seek cost effective ways to reduce our overhead operating costs and expenses.

Depreciation Expense

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$12,629	$12,417	$(212)	(1.7)%	4.7%	4.7%

Depreciation expenses decreased due to higher depreciation expense recognized in 2014 on capital expenditures such as computer software, data processing and office equipment that have shorter estimated useful lives than tower and broadcasting assets that were acquired in 2013. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$6,196	$5,324	$(872)	(14.1)%	2.3%	2.0%

The decrease in amortization expense reflects the higher acquisition volume in early 2014 and our acquisition of WorshipHouseMedia.com in 2011 that included intangibles such as advertising agreements, customer lists, domain names, and author agreements that had estimated useful lives of from one to five years. These items were fully depreciated at or near the beginning of the 2015 calendar year resulting in lower amortization expense for this year. There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$734	$(1,715)	$(2,449)	(333.7)%	0.3%	(0.6)%

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

For the year ending December 31, 2015, we recorded a net reduction in our contingent earn-out liabilities of $1.7 million compared to a net increase of $0.7 million for the prior year. The changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 4 of our consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Impairment of Indefinite-Lived Long-Term Assets Other than Goodwill

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived long-term assets other than goodwill	$34	$—	$(34)	(100.0)%	—%	—%

During our annual testing for 2014, which coincided with our budget and financial forecasts process for the following year, we decided to cease publishing Townhall Magazine as of December 2014. We reduced our projected net revenues for the following year and considered ceasing additional print magazines in the future. Although we expect to realize cost savings from the reduction in the number of print magazines produced, we do not expect the cost savings to increase operating margins. Based on the reduction of projected net revenues and the potential to further reduce the number of magazine published, we recorded an impairment charge of $34,000 associated with magazine mastheads.

The impairment was driven by a reduction in the projected net revenues and a reduction in the number of print magazines published. The growth of digital-only publications, which are often free to readers or at a significantly reduced cost to readers, has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the publishing industry as a whole and are not unique to our company or operations.

Impairment of Goodwill

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Impairment of goodwill	$45	$439	$394	875.6%	—%	0.2%

For our annual testing as of the fourth quarter of 2015, we identified operating losses within our Singing News Network that indicated that the value of goodwill may be impaired. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Based on this review and analysis, we recorded an impairment charge of $0.4 million associated with the value of goodwill for the Singing News Network.

For our annual testing as of the fourth quarter of 2014, based on the impairment charges previously recognized to the value of our mastheads, we could not conclude that the value of goodwill associated with our magazine publishing unit was not impaired. We obtained an independent fair value of our magazine publishing unit. Based on this review and analysis, we recorded an impairment charge of $45,000 associated with the value of goodwill for our print magazines.

Loss on the Sale or Disposal of Assets

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Loss on the sale or disposal of assets	$251	$181	$(70)	(27.9)%	0.1%	0.1%

The net loss on the sale or disposal of assets for the year ended December 31, 2015 includes a $0.2 million charge associated with the relocation of our office and studio in our Seattle, Washington market offset by proceeds from various fixed asset and equipment disposals.

The net loss on the sale or disposal of assets for the year ended December 31, 2014 includes a $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.2 million loss associated with the sale of land in our Miami, Florida station offset by a $0.2 million note receivable settlement and $0.1 million of insurance proceeds from a claim associated with one of our markets as well as other insignificant fixed asset and equipment disposals.

Other Income (Expense)

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$45	$8	$(37)	(82.2)%	—%	—%
Interest expense, net of capitalized interest	(15,993)	(15,429)	564	(3.5)%	(6.0)%	(5.8)%
Change in the fair value of interest rate swap	(2,702)	(1,273)	1,429	(52.9)%	(1.0)%	(0.5)%
Gain on bargain purchase	—	1,357	1,357	100.0%	—%	0.5%
Loss on early retirement of long-term debt	(391)	(41)	350	(89.5)%	(0.1)%	—%
Net miscellaneous income and (expenses)	665	201	(464)	(69.8)%	0.2%	0.1%

Interest income represents earnings on excess cash and interest due under promissory notes. The $37,000 decline is due to a decrease in the balances outstanding on promissory notes during the year ended December 31, 2015 as compared to the prior year.

The decrease in interest expense of $0.6 million reflects a $0.6 million decrease in interest on the remaining principal balance outstanding on our Term Loan B, a $0.1 million decrease in the interest accretion from a deferred advertising credit, and a $0.1 million decrease in the interest accretion of our contingent earn-out consideration offset by a $0.3 million increase in interest payments on our interest rate swap agreement.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was entered into on March 28, 2013.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations,” effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, have recorded a gain on the bargain purchase for WSDZ-AM in St. Louis, Missouri, of $0.8 million, for KDIZ-AM in Minneapolis, Minnesota, of $0.3 million and for WWMI-AM in Tampa, Florida, of $0.3 million. If new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, we will retrospectively adjust the amounts recognized as of the acquisition date. We believe that the gain on bargain purchase resulted from various factors that may have impacted the acquisition price, including, without limitation, Disney’s plan to exit the broadcasting business and divest its Radio Disney properties.

The loss on early retirement of long-term debt reflects the unamortized discount and bank loan fees on principal redemptions of our Term Loan B.

Net miscellaneous income and expenses includes royalty income, usage fees for our real estate properties, and insurance proceeds. The net miscellaneous income and expenses for the prior year includes $0.2 million of royalty income and fees for our real estate properties, $0.3 million of insurance proceeds, and $0.2 million received in an eminent domain settlement.

Provision for Income Taxes

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$4,765	$6,695	$1,930	40.5%	1.8%	2.5%

In accordance with FASB ASC Topic 740 “Income Taxes,” our tax provision for income taxes was $6.7 million for the year ended December 31, 2015 compared to $4.8 million for the prior year. The increase in our provision results from $17.8 million of pre-tax income from continuing operations for the current period compared to a pre-tax loss from continuing operations of $10.2 for the prior year, net of expirations of certain state statute of limitations for prior year deductions and carryovers. Provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 37.5% for the year ended December 31, 2015 compared to 46.5% for the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes and changes in the valuation allowance related to the utilization of certain state net operating loss carryforwards.

Net Income

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$5,475	$11,150	$5,675	103.7%	2.1%	4.2%

We recognized net income of $11.2 million for the year ended December 31, 2015 compared to $5.5 million in the prior year. During this period, our net operating income increased $4.4 million due to a $5.2 million reduction in operating expenses offset by a $0.7 million decline in net revenue. We recorded a gain on bargain purchase of $1.4 million from our acquisition of three Radio Disney properties partially offset by a reduction in other income due to non-recurring royalties and insurance proceeds recognized in the prior year.

Year Ended December 31, 2014 compared to the year ended December 31, 2013

The following factors affected our results of operations and our cash flows for the year ended December 31, 2014 as compared to the prior year:

Financing

Throughout the year ending December 31, 2014, we repaid $15.3 million in principal on our current senior secured credit facility, consisting of the Term Loan B and paid interest through each repayment date compared to $8.8 million in principal plus interest through each repayment date in the prior year.

Equity

Throughout the year ending December 31, 2014, we paid total equity distributions of $6.2 million over four quarters compared to total equity distributions of $5.2 million over four quarters of the prior year.

Acquisitions

•	On December 23, 2014, we completed the acquisition of the construction permit for WLTE-FM in Pendleton, South Carolina for $0.5 million in cash. The station is operated in our Greenville, South Carolina market.

•	On December 23, 2014, we completed the acquisition of an FM translator in Pickens, South Carolina for $0.2 million in cash. The FM Translator is operated in our Greenville, South Carolina market.

•	On December 22, 2014, we completed the acquisition of an FM translator in Bayshore Gardens, Florida for $0.1 million in cash. The FM Translator is operated in our Tampa, Florida market.

•	On November 24, 2014, we completed the acquisition of an FM translator in Travelers Rest, South Carolina for $0.2 million in cash. The FM Translator will operate in our Greenville, South Carolina market.

•	On October 1, 2014, we completed the acquisition of radio station KXXT-AM in Phoenix, Arizona for $0.6 million in cash.

•	On June 6, 2014, we made an early payment of $1.5 million in cash against the $2.5 million deferred payment liability due January 2015 for our acquisition of entities of Eagle Publishing.

•	On May 22, 2014, we completed the acquisition of radio station WOCN-AM, Miami, Florida and the related transmitter site for $2.5 million in cash.

•	On May 6, 2014, we completed the acquisition of WRTH-FM (formerly WOLT-FM) in Greenville, South Carolina for $1.1 million in cash.

•	On April 14, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

•	On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash.

•	We recorded an increase of $0.3 million in the fair value of the contingent earn-out consideration associated with our December 2013 acquisition of Twitchy.com, which is reflected as an expense in our operating results for the year ending December 31, 2014.

•	As of December 31, 2014, we paid $0.3 million in cash, the maximum amount earned for the first payment of the Twitchy contingent-earn consideration and paid an additional $0.3 million in cash, the maximum amount earned for the second payment of the Twitchy contingent-earn consideration in January 2015.

•	On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. We began operating these entities as of the closing date. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million each due January 2015 and January 2016. We paid an additional $0.4 million of costs upon closing associated with liabilities incurred by the seller. The deferred payments due January 2015 and January 2016 were recorded at their present value of $2.4 million and $2.3 million, respectively, with the discount being amortized to non-cash interest expense over the payment term using the effective interest method.

o	On June 6, 2014, we paid $1.5 million of the $2.5 million deferred installment due January 2015. Based on this early payment, the present value of the deferred payment due January 2015 was reduced to $0.9 million.
o	As part of our purchase agreement, we may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks. We estimated the fair value of the contingent earn-out consideration using a probability-weighted discounted cash flow model. We recorded the estimated fair value of the $8.5 million total contingent earn-out consideration at the present value of $2.0 million as of the closing date.

Net Broadcast Revenue

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$188,544	$192,923	$4,379	2.3%	79.6%	72.4%
Same Station Net Broadcast Revenue	$188,479	$191,372	$2,893	1.5%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2013		2014
	(Dollars in thousands)
Block program time:
National	$44,486	23.6%	$44,921	23.3%
Local	32,608	17.3	34,600	17.9
	77,094	40.9	79,521	41.2
Advertising:
National	13,840	7.3	14,986	7.8
Local	63,007	33.4	62,566	32.4
	76,847	40.7	77,552	40.2
Digital	4,847	2.7	5,108	2.7
Infomercials	4,970	2.6	3,906	2.0
Network	15,364	8.1	15,822	8.2
Other	9,422	5.0	11,014	5.7
Net broadcast revenue	$188,544	100.0%	$192,923	100.0%

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

Advertising revenue, net of agency commissions, reflects a net increase of $0.7 million overall that includes a $1.5 million increase in political-based advertisements associated with local and congressional elections during 2014. Excluding political-based advertisements, advertising revenues declined $0.8 million, or 1.1%, due to a reduction in the number of advertisements placed during 2014. The declines include approximately $1.2 million from financial services and $0.2 million from the automotive industry partially offset by an increase of $0.4 million from the medical and healthcare industry.

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

Political-based advertisements increased network revenues by $0.5 million.

Increases in other revenue of $1.6 million include $0.9 million from listener purchase programs, a popular on-air promotion that offers our listeners access to special discounts and incentives from local advertisers and $0.5 million of event revenue based on higher attendance and sponsorships at our local events including distinguished speakers and concerts.

On a same-station basis, net broadcast revenue increased $2.9 million, which reflects these items net of the impact of revenue generated from newly-acquired stations.

Net Digital Media Revenue

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$35,156	$46,862	$11,706	33.3%	14.8%	17.6%

The following table shows the dollar amount and percentage of net digital media for each digital media revenue source.

	Year Ended December 31,
	2013		2014
	(Dollars in thousands)
Digital Advertising	$21,523	61.2%	$24,789	52.9%
Digital Streaming	3,862	11.0	4,280	9.1
Digital Subscriptions	—	—	5,825	12.4
Digital Downloads	7,963	22.7	7,982	17.0
e-commerce	1,348	3.8	3,394	7.3
Other	460	1.3	592	1.3
Net digital media revenue	$35,156	100.0%	$46,862	100.0%

We continue to acquire and build websites to deliver relevant content to our audience. On January 10, 2014, we acquired and began operating HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. During 2013, we acquired Christnotes.org, Godupdates.org as well as Twitchy.com on December 10, 2013.

Digital advertising revenue, net of agency commissions, increased $3.3 million, of which $3.0 million was related to our acquisitions that include HumanEvents.com and Redstate.com as well as our December 10, 2013 acquisition of Twitchy.com. The remaining $0.3 million increase was based on higher sales volumes.

Increases in digital streaming revenue of $0.4 million reflect an increase in volume of streaming content from our Christian content websites.

Digital subscription revenue is a new revenue stream from our acquisitions of Eagle Financial Publications. We issue digital newsletters that provide market analysis and investment strategies for individual subscribers from financial commentators.

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

Net Publishing Revenue

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$13,234	$26,751	$13,517	102.1%	5.6%	10.0%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2013		2014
	(Dollars in thousands)
Book Sales	$3,664	27.7%	$19,552	73.1%
Estimated Sales Returns & Allowances	—	—	(5,759)	(21.5)
e-Book Sales	—	—	2,655	9.9
Self-Publishing Fees	4,297	32.5	5,121	19.1
Print Magazine Subscriptions	2,308	17.4	2,055	7.7
Print Magazine Advertisements	2,172	16.4	1,983	7.4
Other	793	6.0	1,144	4.3
	$13,234	100.0%	$26,751	100.0%

Revenue from book sales increased $10.1 million with $10.0 million from Regnery Publishing, which we acquired on January 10, 2014. Regnery Publishing generated $15.8 million in gross sales reported net of estimated sales returns and allowances of $5.8 million. Xulon Press book sales were $3.7 million for the year ending December 31, 2013 compared to $3.6 million for the prior year.

e-Book sales of $2.7 million for the year ending December 31, 2014, were generated from Regnery Publishing.

Self-publishing fees from Xulon Press increased $0.8 million due to an increase in the number of authors utilizing these services. We believe that our ability to cross-promote Xulon’s self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

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

The increase in broadcast operating expenses on a same-station basis reflects these items net of the impact of start-up from newly-acquired stations.

Digital Media Operating Expenses

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$25,741	$36,232	$10,491	40.8%	10.9%	13.6%

Increases in digital media operating expenses include $7.4 million of operating costs incurred by the Eagle entities acquired on January 10, 2014. While these increases in operating expenses are consistent with our strategic acquisitions, we continue to seek cost effective ways to reduce our overhead costs and expenses. Across all other digital platforms, we incurred higher variable costs consistent with the higher revenue generated from this segment. Increases include $2.3 million in personnel-related costs including sales-based commissions, $0.8 million in streaming and hosting expenses, $0.2 million in professional services and $0.1 million in advertising expenses that were partially offset by a $0.2 million decline in bad debt expenses due to increase in collections and a $0.2 million decline in royalties in line with the decrease in digital downloads from our SermonSpice.com website.

Publishing Operating Expenses

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$14,280	$26,143	$11,863	83.1%	6.0%	9.8%

Regnery Publishing, which we acquired on January 10, 2014, generated $12.1 million of operating expenses including royalties of $3.9 million and cost of sales of $3.7 million. The remaining operating expenses of Regnery Publishing included personnel and facility-related costs. While these increases in operating expenses are consistent with our strategic acquisitions, we continue to seek cost effective ways to reduce our overhead costs and expenses.

Xulon Press incurred higher variable costs associated with its revenue growth, including an increase of $0.4 million in personnel-related costs from an increases in the number of employees and in the number of hours worked to meet production demands and a $0.1 million increase in advertising expenses that were offset by a $0.2 million decline in bad debt expenses due to an increase in collection activity.

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

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not specific to any one of our operating segments. Increases in these costs over the prior year include $1.0 million in personnel-related costs that includes $0.2 million of severance and $0.2 million in acquisition-related costs partially offset by a $0.2 million decline in non-cash stock-based compensation expense. While these increases in shared general and administrative services are consistent with our acquisition related growth and development, we continue to seek cost effective ways to reduce our overhead costs and expenses.

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

The increase in amortization expense reflects our acquisitions of Christnotes.org, Godupdates.org and Twitchy.com in 2013 and Eagle entities in January 2014, which included intangible assets such as advertising agreements, customer lists and domain names. The estimated useful lives of these assets range from one to five years, with the one-year assets amortized over the first twelve months from the acquisition date. There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$—	$734	$734	100.0%	—%	0.3%

We recorded an increase of $0.3 million in the fair value of the contingent earn-out consideration associated with our December 2013 acquisition of Twitchy.com. The increase reflects actual page views in excess of those estimated at the time of our projections. As of December 31, 2014, we paid $0.3 million of cash to Twitchy for contingent earn-out consideration earned. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.4 million at December 31, 2014.

We recorded a net increase of $0.4 million in the fair value of the contingent earn-out consideration associated with Eagle entities. The net increase reflects actual revenues earned by Eagle entities in excess of those estimated at the time of our projections. We will continue to review our estimates quarterly over the remaining earn-out period of two years. As of December 31, 2014, a $0.9 million payment due is recorded in current liabilities with payment made in January 2015 toward the contingent earn-out consideration earned. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $1.7 million at December 31, 2014.

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

Due to actual operating results that did not meet or exceed the expectations and assumptions used in our prior estimates of fair value, we performed an interim valuation of our mastheads as of June 30, 2013. Based on our reductions in projected revenue growth and an increase in the discount rate from 8.5% to 9.0%, we determined that the carrying value of the mastheads were less than their estimated fair value. We recorded an impairment charge of $0.3 million associated with the mastheads. During our annual testing for 2013 performed in the fourth quarter, we recorded an additional $0.7 million impairment charge based on further reductions in the projected revenue growth and an increase in the discount rate from 9.0% to 9.5%.

During our annual testing for 2014, which coincided with our budget and financial forecasts process for the following year, we decided to cease publishing Townhall Magazine as of December 2014. We reduced our projected net revenues for the following year and considered ceasing additional print magazines in the future. Although we expect to realize cost savings from the reduction in the number of print magazines produced, we do not expect the cost savings to increase operating margins. Based on the reduction of projected net revenues and the potential to further reduce the number of magazine published, we recorded an impairment charge of $34,000 associated with magazine mastheads.

These impairments were driven by reductions in the projected net revenues and a reduction in the number of print magazines produced. The growth of digital-only publications, which are often free to readers or at a significantly reduced cost to readers, has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the publishing industry as a whole and are not unique to our company or operations.

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

The net gain on disposal of assets for the prior year includes a $0.4 million pre-tax gain on the partial sale of land in our Cleveland market and a $0.1 million of insurance proceeds for damages at one of our stations offset by various fixed asset and equipment disposals.

Other Income (Expense)

	Year Ended December 31,
	2013	2014	Change $	Change %	2013	2014
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$68	$45	$(23)	(33.8)%	—%	—%
Interest expense, net of capitalized interest	(16,892)	(15,993)	899	(5.3)%	(7.1)%	(6.0)%
Change in the fair value of interest rate swap	3,177	(2,702)	(5,879)	(185.0)%	1.3%	(1.0)%
Loss on early retirement of long-term debt	(27,795)	(391)	27,404	(98.6)%	(11.7)%	(0.1)%
Net miscellaneous income and (expenses)	18	665	647	3,594.4%	—%	0.2%

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

In accordance with FASB ASC Topic 740 “Income Taxes,” our tax provision for income taxes was $4.8 million for the year ended December 31, 2014 compared to a tax benefit of $4.2 million for the prior year. The increase in our provision results from $10.2 million of pre-tax income from continuing operations for the current period compared to a pre-tax loss from continuing operations of $6.9 for the prior year, net of expirations of certain state statute of limitations for prior year deductions and carryovers. Provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 46.5% for the year ended December 31, 2014 compared to 60.8% for the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes and changes in the valuation allowance related to the utilization of certain state net operating loss carryforwards.

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

We recognized net income of $5.5 million for the year ended December 31, 2014 compared to a loss of $2.7 million in the prior year. The favorable change of $8.2 million reflects the non-recurrence of the prior year $27.8 million loss from the early retirement of long-term debt and a $0.9 million reduction in interest expense based on our new credit agreement entered in March 2013 offset by a $5.9 million decline in income from continuing operations due to an increase in operating expenses of $35.5 million, a $9.0 million increase in our tax provision, and a $5.9 million increase in the charge associated with the change in fair value of our swap agreement,

NON-GAAP FINANCIAL MEASURES

Management uses certain non-GAAP financial measures defined below in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements. We use these non-GAAP financial measures to evaluate financial results, develop budgets, manage expenditures and as a measure of performance under compensation programs.

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

We apply a similar methodology to our digital media and publishing group. Digital media operating income is defined as net digital media revenue minus digital media operating expenses. Publishing operating income is defined as net publishing revenue minus publishing operating expenses. Digital Media Operating Income and Publishing Operating Income are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Media Operating Income are useful non-GAAP financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of digital media operating income and publishing operating income are not necessarily comparable to similarly titled measures reported by other companies.

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

We define free cash flow as Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. We consider free cash flow to be a performance measure that provides useful information to management and investors about the amount of cash generated by our operations after cash paid for capital expenditures, income taxes and interest. A limitation of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Our presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of free cash flow is not necessarily comparable to similarly titled measures reported by other companies.

For all non-GAAP measures, investors should consider the limitations associated with these metrics, including the potential lack of comparability of this measure from one company to another.

The table below shows the non-GAAP performance indicators that we believe provide useful information to our management and investors. We use these non-GAAP measures to evaluate financial performance, develop budgets, manage expenditures, and determine employee compensation. Our presentation of this additional information is not to be considered as a substitute for or superior to net income or loss as reported in accordance with GAAP.

	Year Ended December 31,
Non-GAAP Financial Measures	2013	2014	2015
	(Dollars in thousands)
Station Operating Income	$58,687	$54,359	$55,860
Digital Media Operating Income	9,415	10,630	9,886
Publishing Operating Income (loss)	(1,046)	608	(932)
EBITDA	21,981	47,715	52,280
Adjusted EBITDA	52,824	50,081	50,439
Free Cash Flow	25,300	25,943	26,987

In Item 6 of this 10-K, we present a reconciliation of these non-GAAP performance indicators to net income (loss), the most comparable GAAP measure. In the table below, we present a reconciliation of same station net broadcast revenue to net broadcast revenue, the most comparable GAAP measure and same station broadcast operating expenses to broadcast operating expense, the most comparable GAAP measure. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to net income or loss as reported in accordance with GAAP.

	Year Ending December 31,
	2014	2015
	(Dollars in thousands)
Reconciliation of Same Station Net Broadcast Revenue to Total Net Broadcast Revenue
Net broadcast revenue – same station	$192,705	$193,796
Net broadcast revenue – acquisitions	218	2,294
Total net broadcast revenue	$192,923	$196,090

Reconciliation of Same Station Net Broadcast Operating Expenses to Total Net Broadcast Operating Expenses
Net broadcast operating expenses – same station	$138,278	$137,785
Net broadcast operating expenses – acquisitions	286	2,445
Total net broadcast operating expenses	$138,564	$140,230

Reconciliation of Same Station Net Broadcast Operating Income (Loss) to Total Net Broadcast Operating Income
Net broadcast operating income – same station	$54,427	$56,011
Net broadcast operating income (loss) – acquisitions	(68)	(151)
Total net broadcast operating income	$54,359	$55,860

	Year Ending December 31,
	2013	2014
	(Dollars in thousands)
Reconciliation of Same Station Net Broadcast Revenue to Total Net Broadcast Revenue
Net broadcast revenue – same station	$188,479	$191,372
Net broadcast revenue – acquisitions	65	1,551
Total net broadcast revenue	$188,544	$192,923

Reconciliation of Same Station Net Broadcast Operating Expenses to Total Net Broadcast Operating Expenses
Net broadcast operating expenses – same station	$129,721	$136,716
Net broadcast operating expenses – acquisitions	136	1,848
Total net broadcast operating expenses	$129,857	$136,564

Reconciliation of Same Station Net Broadcast Operating Income (Loss) to Total Net Broadcast Operating Income
Net broadcast operating income – same station	$58,758	$54,656
Net broadcast operating income (loss) – acquisitions	(71)	(297)
Total net broadcast operating income	$58,687	$54,539

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

Significant areas for which management uses estimates include:

•	asset impairments, including goodwill, broadcasting licenses and other indefinite-lived intangible assets;
•	probabilities associated with the potential for contingent earn-out consideration;
•	fair value measurements;
•	contingency reserves;
•	allowance for doubtful accounts;
•	sales returns and allowances;
•	barter transactions;
•	inventory reserves;
•	reserves for royalty advances;
•	fair value of equity awards;
•	self-insurance reserves;
•	estimated lives for tangible and intangible assets;
•	income tax valuation allowances; and
•	uncertain tax positions.

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

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

Approximately 70% of our total assets at December 31, 2015 consist of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 9 of the accompanying consolidated financial statements included in this annual report on Form 10-K.

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. During our annual testing in the fourth quarter of 2015, we recognized an impairment charge of $0.4 million associated with the value of goodwill in our Singing News Network (formerly Solid Gospel Network.) During our annual testing in the fourth quarter of 2014, we recognized impairment charges of $79,000 associated with mastheads and goodwill within our magazine publishing segment. The impairments were driven by reductions in the projected net revenues of the Singing News Network and of continual declines in revenues from our print magazines that were not offset with cost reductions from the decrease in the number of publications printed. The growth of digital-only publications, which are often free or significantly less than a print magazine has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations.

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

Impairment of Long-Lived Assets

We account for property and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment.” We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with authoritative guidance for impairment of long-lived assets, we must estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material.

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

Accounting for Acquisitions

We account for business acquisitions in accordance with the acquisition method of accounting as specified in FASB ASC Topic 805 “Business Combinations.” The total acquisition consideration is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. The excess of consideration paid over the estimated fair values of the net assets acquired is recorded as goodwill and any excess of fair value of the net assets acquired over the consideration paid is recorded as a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, recorded a gain on the bargain purchase of $1.4 million, including a gain on bargain purchase of $0.8 million for WSDZ-AM in St. Louis, Missouri, $0.3 million for KDIZ-AM in Minneapolis, Minnesota, and $0.3 million for WWMI-AM in Tampa, Florida. We believe that these gains on bargain purchase resulted from various factors that may have impacted the acquisition price, including, without limitation, that Disney was eager to divest of their Radio Disney properties.

Acquisitions may include contingent earn-out consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts.

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license.

We may retain a third-party appraiser to estimate the fair value of the acquired net assets as of the acquisition date. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various asset categories in our financial statements. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third party reports for reasonableness of the assigned values. We believe that the purchase price allocations represent the appropriate estimated fair value of the assets acquired and we have not had to modify our purchase price allocations.

We estimate the economic life of each tangible and intangible asset acquired to determine the period of time in which the asset should be depreciated or amortized. A considerable amount of judgment is required in assessing the economic life of each asset. We consider our own experience with similar assets, industry trends, market conditions and the age of the property at the time of our acquisition to estimate the economic life of each asset. If the financial condition of the assets were to deteriorate, the resulting change in life or impairment of the asset could cause a material impact and volatility in our operating results. We have not experienced changes in the economic life established for each major category of our assets.

Accounting for Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 9 to our consolidated financial statements.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. We recorded a net increase to our estimated contingent earn-out liabilities of $0.7 million during the year ending December 31, 2014 and we recorded a net decrease of $1.7 million for the year ending December 31, 2015. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 4 – Contingent Earn-Out Consideration of the accompanying consolidated financial statements included in this annual report on Form 10-K.

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of all remaining contingent earn-out consideration.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and requires expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 9 of the accompanying consolidated financial statements included in this annual report on Form 10-K. Contingency Reserves

In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration and other claims that are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  Certain of these proceedings are discussed in Note 11, Commitments and Contingencies, contained in our consolidated financial statements.

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

Sales Returns and Allowances

We provide for estimated returns for products sold with the right of return, primarily book sales associated with Regnery Publishing and nutritional products sold through Eagle Wellness and Gene Smart. We record an estimate of these product returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance of our products. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Barter Transactions

We may provide broadcast time or digital advertising placement to customers in exchange for certain products, supplies or services. The terms of these exchanges generally permit for the preemption of such broadcast time or digital placements in favor of customers who purchase these items for cash. We include the value of such exchanges in net revenues and operating expenses. The value recorded for barter revenue and barter expense is based upon management’s estimate of the fair value of the products, supplies or services received. We believe that our estimates and assumptions are reasonable and that our barter revenue and barter expense are accurately reflected.

Inventory Reserves

Inventories consist of finished goods, including published books and wellness products. Inventory is recorded at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method. We reviewed historical data associated with book and wellness product inventories held by Regnery Publishing and our e-commerce wellness entities, as well as our own experiences to estimate the fair value of inventory on hand. Our analysis includes a review of actual sales returns, our allowances, royalty reserves, overall economic conditions and product demand. We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Reserves for Royalty Advances

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

Fair Value of Equity Awards

We account for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. We have not modified our estimates or assumptions. We believe that our estimates and assumptions are reasonable and that our stock based compensation is accurately reflected in our results of operations.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.7 million and $0.9 million at December 31, 2015 and 2014, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Income Tax Valuation Allowances (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.8 million as of December 31, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Income Taxes and Uncertain Tax Positions

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2011 through 2014. During 2015, we recognized a net decrease of $0.4 million in liabilities and at December 31, 2015, had $0.1 million in liabilities for unrecognized tax benefits. Included in this liability amount is approximately $20,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties recorded in income tax expense on our consolidated financial statements included in this annual report on Form 10-K.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 requires additional disclosures including the significant judgments made by management to provide insight into the revenue and expense to be recognized from existing contracts and the timing and uncertainty of cash flows arising from leases. The standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which provides updated guidance that enhances the reporting model for financial instruments, including amendments, to address aspects of recognition, measurement, presentation and disclosure. The standard is effective for annual reporting periods beginning after December 15, 2017. With the exception of the early application guidance, early adoption of the amendments is not permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016. Early application is permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations, Simplifying the Accounting for Measurement Period Adjustments.” This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance for public entities is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements,” which covers a wide range of Topics in the Codification. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. As the objectives of this standard are to clarify the Codification; correct unintended application of guidance, eliminate inconsistencies, and to improve the Codification’s presentation of guidance, the adoption of this standard is not expected to have a material impact our financial position, results of operations, cash flows, or presentation thereof.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015, and for interim reporting periods within those fiscal years, with early adoption permitted. The new guidance is to be applied on a retrospective basis and reported as a change in accounting principle. The adoption of ASU 2015-03 will affect our balance sheet presentation only and is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis,” which modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for fiscal years beginning after December 15, 2015. We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern,” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures. The new standard provides management with specific guidance on the assessments and related disclosures as well as provides a longer look-forward period as one year from the financial statement issuance date. The new standard is effective for the annual period ending after December 15, 2016, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB deferred the effective date of the new standard by one year. The new standard is now effective as of the first interim period within annual reporting periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance in U.S. GAAP. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof.

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

Our cash and cash equivalents balance increased to $0.1 million as of December 31, 2015 compared to $33,000 as of December 31, 2014. Working capital decreased $1.5 million to $13.1 million as of December 31, 2015 compared to $14.6 million as of December 31, 2014.

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

Net cash provided by operating activities during the year ending December 31, 2015 decreased by $5.8 million to $36.1 million compared to $41.9 million during the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Net operating income increased $5.7 million to $11.2 million compared to $5.5 million for the prior year;
•	Net accounts receivable decreased $1.2 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, increased to 68 days at December 31, 2015 compared to 65 days for the prior year;
•	Net accounts payable and accrued expenses increased $0.8 million to $16.5 million for the year ending December 31, 2015 compared to an increase of $3.8 million to $15.7 million for prior year; and
•	Net inventories on hand increased $0.3 million to $0.9 million at December 31, 2015 compared to $0.6 million for the prior year.

Investing Cash Flows

Our primary source of investing cash inflows includes proceeds from the sale or disposal of assets or businesses. Our investing cash outflows include cash payments made to acquire businesses, to acquire property and equipment and to acquire intangible assets such as domain names. While our focus continues to be on deleveraging the company, we remain committed to explore and pursue strategic acquisitions. During the year ending December 31, 2015, we completed a number of broadcast acquisitions, most notable from Disney’s divestiture of its Radio Disney properties. Of the eleven radio stations that we acquired during 2015, ten were former Radio Disney properties. With the exception of WSDZ-AM in the St. Louis, Missouri market, each of these acquisitions were in markets in which we already have broadcast facilities and staff, or “tuck-in” acquisitions. Tuck-in acquisitions are made when we believe it is advantageous to increase the strength and number of our broadcast signals while minimizing costs under our market cluster-operating concept. The St. Louis market, being one of the top 25 radio markets in the United States, provides a unique opportunity to expand our platform in a new market.

Our acquisition agreements for Daily Bible Devotional, Bryan Perry Newsletters, Eagle Publishing and Twitchy.com, each contain contingent earn-out arrangements that are payable in the future based on the achievement of predefined operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should these acquisitions not meet our operational expectations.

We expect to close on several transaction in the first half of 2016. We plan to fund these acquisitions from cash on hand, borrowings under our credit facilities, and operating cash flow. On December 15, 2015, we entered an APA to acquire an FM Translator in Columbus, Ohio for $0.4 million in cash. The transaction is expected to close in the first half of 2016. We also have the option to acquire radio station KHTE-FM, Little Rock, Arkansas, for $1.2 million of cash during our the 36-month Time Brokerage Agreement (“TBA”) that is extendable to 48 months. The TBA began on April 1, 2015, at which time we began programming the station. The accompanying consolidated statements of operations included in this annual report on Form 10-K reflect the operating results of this entity as of the TBA date.

Other acquisition agreements that we entered after our balance sheet date include (see Note 18 – Subsequent Events):

•

On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million, of which $2.7 million of cash was paid upon close, $0.3 million is due upon finalization of banking arrangements for revenue receipts, $0.4 million is due 90 days from the closing date, and three deferred payments of $0.2 million each are due 180, 270 and 360 days from the close, respectively.

•	On February 22, 2016, we entered an APA to acquire an FM Translator in Amherst, New York for $60,000 in cash. The transaction is expected to close in the first half of 2016.

•	On January 27, 2016, we entered an APA to acquire a construction permit for an FM Translator in Charlotte, Michigan for $50,000 in cash. The transaction is expected to close in the first half of 2016.

•	On January 27, 2016, we entered an APA to acquire a construction permit for an FM Translator in Kerrville, Texas for $50,000 in cash. The transaction is expected to close in the first half of 2016.

•	On January 25, 2016, we entered an APA to acquire an FM Translator in Lincoln, Maine for $100,000 in cash. The transaction is expected to close in the first half of 2016.

•	On January 25, 2016, we entered an APA to acquire a construction permit for an FM Translator in Atwood, Kentucky for $88,000 in cash. The transaction is expected to close in the first half of 2016.

•	On January 25, 2016, we entered an APA to acquire a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The transaction is expected to close in the first half of 2016.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $10.5 million during 2016.

Our capital projects include leasehold improvements for a new facility to relocate and consolidate our operations in the Washington DC area. We have recorded non-cash GAAP rent expense of $0.4 million associated with the new facility including the straight-line amortization of rent expense over the rental abatement period and the $1.8 million tenant improvement allowance. We expect to vacate our existing facilities upon completion of the build-out and minimize any potential exposure for duplicate cash outflows for rents.

Net cash used in investing activities during the year ending December 31, 2015 increased $7.5 million to $29.2 million compared to $21.7 million during the prior year. The increase in cash used for investing activities includes:

•	Cash paid for acquisitions increased $4.2 million to $16.9 million compared to $12.7 million during the prior year;
•	Cash paid for capital expenditures decreased $0.5 million to $8.8 million compared to $9.4 million during the prior year; and
•	Capital expenditures for leasehold improvements that are reimbursable as tenant improvement allowances increased $2.3 million to $3.0 million compared to $0.7 million during the prior year.

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

We believe that cash payments for deferred installments and earn-out contingencies that were entered contemporaneously with an acquisition are appropriately reflected as financing activities. These payments are similar to seller financing arrangements in that cash payments are typically due one to three years after the acquisition date. We referred to guidance in FASB ASC Topic 230-10-45-13 (c) which states that only advance payments, down payments, or other amounts paid at the time of purchase or soon before or after a purchase of property, plant, and equipment and other productive assets are investing cash outflows. The guidance clarifies that incurring directly related debt to the seller is a financing transaction and that subsequent payments of that debt are financing cash outflows. During the year ending December 31, 2015, we paid $1.2 million in cash for contingent earn-out consideration due under acquisition agreements and $0.9 million in cash for the remaining balance of the first deferred installment associated with our acquisition of Eagle entities. The early payment of $1.5 million on June 6, 2014, against the $2.5 million deferred installment that was due pursuant to the purchase agreement with Eagle was recorded as an investing cash outflow due to the proximity of the payment to the closing date.

During the year ending December 31, 2015, the balances outstanding under our credit facilities ranged from $274.0 million to $282.0 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

We have paid total cash equity distributions of $6.6 million during the year ending December 31, 2015 on our Class A and Class B common stock. The actual declaration of dividends and equity distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied. On March 10, 2016, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock.  The equity distribution will be paid on April 5, 2016 to all Class A and Class B common stockholders of record as of March 22, 2016. Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.6 million in 2016.

Net cash used in financing activities during the year ending December 31, 2015 decreased $13.3 million to $6.9 million compared to $20.2 million during the prior year. The decrease in cash used for financing activities includes:

•	We repaid $2.0 million of principal outstanding on the Term Loan B compared to $15.3 million of principal during the prior year;
•	We paid $1.2 million of cash for the amount earned under the contingent earn-out provision of our purchase agreements during the year ending December 31, 2015 compared to $0.3 million during the prior year,
•	We paid $0.9 million of cash against deferred installments due under our purchase agreements during the year ending December 31, 2015; and
•	We paid cash equity distributions of $6.6 million, on our Class A and Class B common stock compared to $6.2 million during the prior year.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the twelve months ended December 31, 2014 and 2015, approximately $0.2 million, respectively, of the discount has been recognized as interest expense including approximately $0.3 million and $27,000, respectively, of bank loan fees.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At December 31, 2015, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 4.83%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make equity distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of December 31, 2015, our leverage ratio was 5.47 to 1 compared to our compliance covenant of 6.25 and our interest coverage ratio was 3.33 compared to our compliance ratio of 2.25. We were in compliance with our debt covenants under the credit facility at December 31, 2015.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2014	As of December 31, 2015
	(Dollars in thousands)
Term Loan B	$274,933	$273,136
Revolver	1,784	3,306
Capital leases and other loans	788	674
	277,505	277,116
Less current portion	(1,898)	(5,662)
	$275,607	$271,454

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2015:

•	Outstanding borrowings of $274.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $3.3 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

•	Commitment fees of 0.50% on any unused portion of the revolver.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2014 and 2015 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2015 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended December 31,	(Dollars in thousands)
2016	$5,662
2017	3,113
2018	3,105
2019	3,103
2020	3,106
Thereafter	259,027
$277,116

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

Under FASB ASC Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We have incurred significant impairment losses in prior years with regard to our indefinite-lived intangible assets.

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. During our annual testing in the fourth quarter of 2015, we recognized an impairment charge of $0.4 million associated with the value of goodwill associated with the Singing News Network (formerly Solid Gospel Network.) During our annual testing in the fourth quarter of 2014, we recognized impairment charges of $79,000 associated with mastheads and goodwill within our magazine publishing segment. The impairments were driven by reductions in the projected net revenues of the Singing News Network and of continual declines in revenues from our print magazines that were not offset with cost reductions from the decrease in the number of publications printed. The growth of digital-only publications, which are often free or significantly less than a print magazine has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 9 of the accompanying consolidated financial statements included in this annual report on Form 10-K.

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

While the impairment charges we have recognized are non-cash in nature and do not violate the covenants on our Revolver and Term Loan B, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the potential for an economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2014 and 2015, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

We enter into various agreements in the normal course of business that contain minimum guarantees. The typical minimum guarantee is tied to future revenue amounts that exceed the contractual level. Accordingly, the estimated fair value of these arrangements is zero. We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and update our computer infrastructures. We expect to incur capital expenditures of approximately $10.5 million throughout the twelve months ending December 31, 2016; the nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management.

The following table summarizes our aggregate contractual obligations at December 31, 2015, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual		Less than	1-3	3-5	More Than 5
Obligations	Total	One year	years	years	years
	(Dollars in thousands)
Long-term debt, including current portion	$276,441	$5,555	$6,000	$6,000	$258,886
Interest payments on long-term debt (1)	52,924	12,511	25,001	15,405	7
Capital lease obligations and other loans	675	107	218	209	141
Operating leases	80,156	10,317	19,197	16,071	34,571
Deferred cash payments	2,492	2,492	—	—	—
Contingent earn-out consideration(2)	775	173	602	—	—
Talent (3)	3,373	2,709	664	—	—
Other Contracts (4)	5,723	4,523	—	1,200	—
Total contractual cash obligations	$422,559	$38,837	$51,682	$38,885	$293,605

(1)	Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2015 rates. Interest ultimately paid on these obligations will differ based on changes in interest rates for variable-rate debt, as well as any potential repayments or future refinancing. See Note 8 to the accompanying consolidated financial statements included in this annual report on Form 10-K for further details.

(2)	Maximum amount of contingent earn-out consideration payable over two years associated with our acquisitions of Daily Bible Devotion on May 6, 2015, Bryan Perry Newsletters on February 6, 2015 and Eagle Publishing on January 10, 2014. See Note 4 to the accompanying consolidated financial statements included in this annual report on Form 10-K for further details.

(3)	Talent agreements are typically one to three years in length with various renewal dates. The liability shown is based on agreements in effect as of December 31, 2015. Future payments will vary as the agreements are renewed.

(4)	Other contracts consist of purchase commitments, including APA’s as of December 31, 2015.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $0.8 million as of December 31, 2015, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 9 to our consolidated financial statements included in this annual report on Form 10-K.

	As of December 31, 2014	As of December 31, 2015
	(Dollars in thousands)
Fair value of interest rate swap asset (liability)	$475	$(798)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Salem Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salem Media Group, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of Company’s internal control over financial reporting.

/s/ SingerLewak LLP

Los Angeles, California
March 11, 2016

SALEM MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$33	$98
Trade accounts receivable (net of allowances of $12,727 in 2014 and $13,479 in 2015)	34,781	36,029
Other receivables	3,546	1,981
Inventories (net of reserves of $1,227 in 2014 and $1,855 in 2015)	572	893
Prepaid expenses	5,580	6,285
Deferred income taxes	8,153	9,813
Assets held for sale	1,700	1,700
Total current assets	54,365	56,799
Notes receivable (net of allowance of $539 in 2014 and $528 in 2015)	228	173
Fair value of interest rate swap	475	—
Property and equipment (net of accumulated depreciation of $155,495 in 2014 and $162,382 in 2015)	99,227	105,483
Broadcast licenses	385,726	393,031
Goodwill	24,684	24,563
Other indefinite-lived intangible assets	833	833
Amortizable intangible assets (net of accumulated amortization of $34,130 in 2014 and $39,454 in 2015)	12,395	11,481
Deferred financing costs	3,166	2,512
Other assets	2,060	2,500
Total assets	$583,159	$597,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,964	$5,177
Accrued expenses	12,704	11,301
Accrued compensation and related expenses	8,777	8,297
Accrued interest	48	16
Current portion of deferred revenue	13,205	13,128
Income tax payable	154	73
Current portion of long-term debt and capital lease obligations	1,898	5,662
Total current liabilities	39,750	43,654
Long-term debt and capital lease obligations, less current portion	275,607	271,454
Fair value of interest rate swap	—	798
Deferred income taxes	49,109	57,082
Deferred revenue less current portion	10,576	13,930
Other long-term liabilities	4,123	636
Total liabilities	379,165	387,554
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,082,140 and 22,246,134 issued and 19,764,490 and 19,928,484 outstanding at December 31, 2014 and 2015, respectively	221	223
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2014 and 2015, respectively	56	56
Additional paid-in capital	240,493	241,780
Accumulated earnings (deficit)	(2,770)	1,768
Treasury stock, at cost (2,317,650 shares at December 31, 2014 and 2015)	(34,006)	(34,006)
Total stockholders’ equity	203,994	209,821
Total liabilities and stockholders’ equity	$583,159	$597,375

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2013	2014	2015
Net broadcast revenue	$188,544	$192,923	$196,090
Net digital media revenue	35,156	46,862	45,855
Net publishing revenue	13,234	26,751	23,842
Total net revenue	236,934	266,536	265,787
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $1,428, $1,454 and $1,509 for the years ended December 31, 2013, 2014 and 2015, respectively, paid to related parties)	129,857	138,564	140,230
Digital media operating expenses, exclusive of depreciation and amortization shown below	25,741	36,232	35,969
Publishing operating expenses exclusive of depreciation and amortization shown below	14,280	26,143	24,774
Unallocated corporate expenses, exclusive of depreciation and amortization shown below (including $239, $274 and $133 for the years ended December 31, 2013, 2014 and 2015, respectively, paid to related parties)	16,081	17,092	15,146
Depreciation	12,448	12,629	12,417
Amortization	2,814	6,196	5,324
Change in the estimated fair value of contingent earn-out consideration	—	734	(1,715)
Impairment of indefinite-lived long-term assets other than goodwill	1,006	34	—
Impairment of goodwill	438	45	439
(Gain) loss on the sale or disposal of assets	(264)	251	181
Total operating expenses	202,401	237,920	232,765
Operating income from continuing operations	34,533	28,616	33,022
Other income (expense):
Interest income	68	45	8
Interest expense, net of capitalized interest (including $154, $0 and $0 for the years ended December 31, 2013, 2014 and 2015, respectively, due to related parties)	(16,892)	(15,993)	(15,429)
Change in the fair value of interest rate swap	3,177	(2,702)	(1,273)
Gain on bargain purchase	—	—	1,357
Loss on early retirement of long-term debt	(27,795)	(391)	(41)
Net miscellaneous income and (expenses)	18	665	201
Income (loss) from continuing operations before income taxes	(6,891)	10,240	17,845
Provision for (benefit from) income taxes	(4,192)	4,765	6,695
Income (loss) from continuing operations	(2,699)	5,475	11,150
Loss from discontinued operations, net of tax	(37)	—	—
Net income (loss)	$(2,736)	$5,475	$11,150

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2013	2014	2015
Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$(0.11)	$0.21	$0.43
Earnings (loss) per share from discontinued operations	—	—	—
Basic earnings (loss) per share	$(0.11)	$0.21	$0.43

Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$(0.11)	$0.21	$0.43
Earnings (loss) from discontinued operations	—	—	—
Diluted earnings (loss) per share	$(0.11)	$0.21	$0.43

Distributions per share	$0.21	$0.24	$0.26

Basic weighted average shares outstanding	24,938,075	25,336,809	25,426,732

Diluted weighted average shares outstanding	24,938,075	26,081,175	25,887,819

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B		Additional	Retained
	Common Stock		Common Stock		Paid-In	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Stock	Total
Stockholders' equity, December 31, 2012	21,312,510	213	5,553,696	56	233,974	5,832	(34,006)	206,069
Stock-based compensation	—	—	—	—	1,849	—	—	1,849
Lapse of restricted shares	79,810	—	—	—	—	—	—	—
Options exercised	410,983	5	—	—	1,417	—	—	1,422
Tax benefit related to stock options exercised	—	—	—	—	339	—	—	339
Cash distributions	—	—	—	—	—	(5,158)	—	(5,158)
Net loss	—	—	—	—	—	(2,736)	—	(2,736)
Stockholders' equity, December 31, 2013	21,803,303	218	5,553,696	56	237,579	(2,062)	(34,006)	201,785
Stock-based compensation	—	—	—	—	1,576	—	—	1,576
Options exercised	278,837	3	—	—	1,218	—	—	1,221
Tax benefit related to stock options exercised	—	—	—	—	120	—	—	120
Cash distributions	—	—	—	—	—	(6,183)	—	(6,183)
Net income	—	—	—	—	—	5,475	—	5,475
Stockholders' equity, December 31, 2014	22,082,140	221	5,553,696	56	240,493	(2,770)	(34,006)	203,994
Stock-based compensation	—	—	—	—	771	—	—	771
Options exercised	163,994	2	—	—	383	—	—	385
Tax benefit related to stock options exercised	—	—	—	—	133	—	—	133
Cash distributions	—	—	—	—	—	(6,612)	—	(6,612)
Net income	—	—	—	—	—	11,150	—	11,150
Stockholders' equity, December 31, 2015	22,246,134	223	5,553,696	56	241,780	1,768	(34,006)	209,821

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2013	2014	2015
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(2,699)	$5,475	$11,150
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Non-cash stock-based compensation	1,849	1,576	771
Tax benefit related to stock options exercised	339	120	133
Depreciation and amortization	15,262	18,825	17,741
Amortization of deferred financing costs	853	643	628
Accretion of financing items	194	187	188
Accretion of acquisition-related deferred payments and contingent earn-out consideration	—	576	349
Provision for bad debts	3,456	3,026	1,733
Deferred income taxes	(4,764)	4,375	6,313
Impairment of indefinite-lived long-term assets other than goodwill	1,006	34	—
Impairment of goodwill	438	45	439
Change in the fair value of interest rate swaps	(3,177)	2,702	1,273
Change in the estimated fair value of contingent earn-out consideration	—	734	(1,715)
(Gain) loss on the sale or disposal of assets	(264)	251	181
Gain on bargain purchase	—	—	(1,357)
Loss on early retirement of debt	27,795	391	41
Changes in operating assets and liabilities:
Accounts receivable	(3,049)	4,756	1,958
Inventories	—	(27)	(307)
Prepaid expenses and other current assets	(50)	237	(705)
Accounts payable and accrued expenses	(4,733)	4,041	(3,090)
Deferred revenue	(3,688)	(4,929)	(216)
Other liabilities	—	(1,125)	703
Income taxes payable	(33)	12	(81)
Net cash provided by continuing operating activities	28,735	41,925	36,130
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(10,639)	(9,363)	(8,833)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	—	(711)	(3,034)
Escrow deposits related to acquisitions	81	(65)	—
Purchases of broadcast assets and radio stations	(5,500)	(6,195)	(12,411)
Purchases of digital media businesses and assets	(1,977)	(3,713)	(4,472)
Purchases of publishing businesses and assets	—	(2,774)	—
Proceeds from the sale of assets	477	1,370	10
Other	(179)	(283)	(443)
Net cash used in investing activities	(17,737)	(21,734)	(29,183)
FINANCING ACTIVITIES
Payments to redeem Terminated 9 5/8% Notes	(213,500)	—	—
Payments of bond premium in connection with early redemptions and repurchases of the Terminated 9 5/8% Notes	(22,677)	—	—
Proceeds from borrowings under Term Loan B	298,500	—	—
Payments under Term Loan B	(8,750)	(15,250)	(2,000)
Proceeds from borrowings under Revolver	30,961	56,510	60,219
Payments under Revolver	(30,961)	(54,726)	(58,698)
Payments of costs related to bank credit facility	(4,394)	(13)	—
Proceeds from borrowings under terminated credit facilities and subordinated debt	46,747	—	—

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2013	2014	2015
Payments under terminated credit facilities and subordinated debt	(87,220)	—	—
Payments to Terminated Subordinated Debt due to Related Parties	(15,000)	—	—
Payments of acquisition-related contingent earn-out consideration	—	(300)	(1,204)
Payments of deferred installments due from acquisition activity	—	—	(935)
Payment of seller financed note	(2,000)	—	—
Proceeds from exercise of stock options	1,422	1,221	385
Payment of cash distribution on common stock	(5,158)	(6,183)	(6,612)
Payments on capital lease obligations	(122)	(130)	(112)
Book overdraft	876	(1,352)	2,075
Net cash used in financing activities	(11,276)	(20,223)	(6,882)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(37)	—	—
Total cash outflows from discontinued operations	(37)	—	—
Net increase (decrease) in cash and cash equivalents	(315)	(32)	65
Cash and cash equivalents at beginning of period	380	65	33
Cash and cash equivalents at end of period	$65	$33	$98

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Cash paid for interest net of capitalized interest (including $296, $0 and $0 for the years ended December 31, 2013, 2014 and 2015, respectively, of interest paid to related parties)	$16,747	$14,518	$14,289
Cash paid for income taxes	$242	$257	$330
Other supplemental disclosures of cash flow information:
Barter revenue	$5,917	$6,227	$6,204
Barter expense	$4,897	$6,052	$5,990

Non-cash investing and financing activities:
Present value of advertising credit payable	$2,427	$—	$—
Seller financed note due directly to seller of station assets	$2,000	$—	$—
Capital expenditures reimbursable under tenant improvement allowances	$—	$670	$2,998
Non-cash capital expenditures for property & equipment acquired under barter arrangements	$—	$41	$36
Estimated present value of contingent earn-out consideration	$616	$2,047	$300
Current value of deferred cash payments (short-term)	$300	$600	$21
Present value of deferred cash payments (due 2015)	$—	$893	$—
Present value of deferred cash payments (due 2016)	$—	$2,289	$—
Assets acquired under capital leases	$118	$64	$—

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

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network) and Salem Media RepresentativesTM (“SMR”). SRN, SNN, SMN and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem owned and operated stations. SMR, a national advertising sales firm with offices in 8 U.S. cities, specializes in placing national advertising on religious and other commercial radio stations.

Web-based and digital content has been a significant growth area for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web-based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications, that provide market analysis and investment strategies for individual subscribers from financial commentators. Church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States.

Digital media also includes our e-commerce sites, Salem Consumer Products (“SCP”), Eagle Wellness and Gene Smart Wellness. SCP is our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities. Eagle Wellness and Gene Smart Wellness are e-commerce sites that offer health advice and nutritional products.

Our acquisition of Regnery Publishing expanded our publishing operations to include book publishing in addition to print magazines and our self-publishing service. Regnery Publishing has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D'Souza. Our publishing operating segment also includes Salem Publishing™ and Xulon Press.

Cash and Cash Equivalents

We consider all highly liquid debt instruments, purchased with an initial maturity of three-months or less, to be cash equivalents. The carrying value of our cash equivalents approximated fair value at each balance sheet date.

Trade Accounts Receivable

Trade accounts receivable represent receivables from customers for the sale of advertising, block program time, sponsorships and events, product sales, royalties, video and graphic downloads, subscriptions, and book sales. Our receivables are recorded as invoiced and represent claims that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and estimated sales returns, represents their estimated net realizable value. Trade accounts receivable for our self-publishing services represent contractual amounts due under individual payment plans. These contractual receivables are included in deferred revenue until the applicable earnings process is complete.

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

Inventory

Inventories consist of finished goods, including published books and wellness products. Inventory is recorded at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method.

Inventory Reserves

We reviewed historical data associated with book and wellness product inventories held by Regnery Publishing and our e-commerce wellness entities, as well as our own experiences to estimate the fair value of inventory on hand. Our analysis includes a review of actual sales returns, our allowances, royalty reserves, overall economic conditions and product demand. We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Accounting for Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt. We capitalized interest of $0.2 million and $0.1 million during the years ended December 31, 2014 and 2015, respectively. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized when they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Estimated Life
Buildings	40 years
Office furnishings and equipment	5 -10 years
Antennae, towers and transmitting equipment	10 - 20 years
Studio, production and mobile equipment	5 - 10 years
Computer software and website development costs	3 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	Lesser of 15 years or life of lease

The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and business units for indicators of impairment. When indicators of impairment are present, and the cash flows estimated to be generated from these assets is less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded. See Note 6 – Property and Equipment.

Accounting for Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in FASB ASC Topic 350-40 “Internal-Use Software.” Capitalized costs are generally amortized over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. We capitalized $2.2 million, $3.9 million and $1.5 million during the years ended December 31, 2015, 2014 and 2013, respectively, related to internally developed software and website development costs. Amortization expense of amounts capitalized was $2.4 million, $2.4 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Accounting for Amortizable Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Typically, intangible assets are acquired in conjunction with the acquisition of broadcast entities, digital media entities and publishing entities. These intangibles are amortized using the straight-line method over the following estimated useful lives:

Category	Estimated Life
Customer lists and contracts	Lesser of 5 years or life of contract
Domain and brand names	5 -7 years
Favorable and assigned leases	Lease Term
Subscriber base and lists	3 - 7 years
Author relationships	1 - 7 years
Non-compete agreements	2 to 5 years

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the years ended December 31, 2013, 2014 or 2015. See Note 7 – Amortizable Intangible Assets.

Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 70% of our total assets as of December 31, 2015 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other”. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. We complete our annual impairment tests in the fourth quarter of each year. See Note 2 – Impairment of Goodwill and Other Indefinite-Lived Intangible Assets.

Accounting for Acquisitions

We account for business acquisitions in accordance with the acquisition method of accounting as specified in FASB ASC Topic 805 “Business Combinations.” The total acquisition consideration is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. The excess of consideration paid over the estimated fair values of the net assets acquired is recorded as goodwill and any excess of fair value of the net assets acquired over the consideration paid is recorded as a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, recorded a gain on the bargain purchase of $1.4 million, including a gain on bargain purchase of $0.8 million for WSDZ-AM in St. Louis, Missouri, $0.3 million for KDIZ-AM in Minneapolis, Minnesota, and $0.3 million for WWMI-AM in Tampa, Florida. We believe that these gains on bargain purchase resulted from various factors that may have impacted the acquisition price, including, without limitation, that Disney was eager to divest of their Radio Disney properties.

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license.

Property and equipment are recorded at their estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred in unallocated corporate operating expenses.

Accounting for Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the expected contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 9 to our consolidated financial statements included in this annual report on Form 10-K.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. See Note 4 – Contingent Earn-Out Consideration.

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

Sales Returns

We provide for estimated returns for products sold with the right of return, primarily book sales associated with Regnery Publishing and nutritional products sold through Eagle Wellness and Gene Smart. We record an estimate of these product returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance of our products. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not recognized significant losses from changes in our estimates

Barter Transactions

We may provide broadcast time or digital advertising placement to customers in exchange for certain products, supplies or services. The terms of these exchanges generally permit for the preemption of such broadcast time or digital placements in favor of customers who purchase these items for cash. We include the value of such exchanges in net revenues and operating expenses. The value recorded for barter revenue and barter expense is based upon management’s estimate of the fair value of the products, supplies or services received. . We believe that our estimates and assumptions are reasonable and that our barter revenue and barter expense are accurately reflected.

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter revenue included in broadcast revenue for the years ended December 31, 2013, 2014 and 2015 was approximately $5.6 million, $6.0 million and $6.1 million, respectively. Barter expenses included in broadcast operating expense for the years ended December 31, 2013, 2014 and 2015 were approximately $4.8 million, $6.0 million and $5.9 million, respectively.

Accounting for Stock-Based Compensation

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. See Note 12 – Stock Incentive Plan. s.

Accounting for Advertising and Promotional Cost

Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $11.3 million, $11.5 million and $10.0 million for each of the years ending December 31, 2015, 2014, and 2013, respectively.

Leases

We lease various facilities including broadcast tower and transmitter sites. When we enter a lease agreement, we review the terms to determine the appropriate classification of the lease as a capital lease or operating lease based on the factors listed in FASB ASC Topic 840 “Leases.” Our current lease terms generally range from one to twenty-five years with rent expense recorded on a straight-line basis for financial reporting purposes. We also sublease towers that we own under various agreements with other broadcasters. Subleases generally cover a sixty-year term, over which time we recognize rental income on a straight-line basis. Deferred rental revenue was $4.3 million as of December 31, 2015 compared to $4.4 million as of the prior year.

Leasehold Improvements

We may construct or otherwise invest in leasehold improvements to properties. The costs of these leasehold improvements are capitalized and depreciated over the shorter of the estimated useful life of the improvement or the remaining lease term.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.7 million and $0.9 million at December 31, 2015 and 2014, respectively.

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

Under FASB ASC Topic 815, “Derivatives and Hedging” the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $0.8 million as of December 31, 2015, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 9 to our consolidated financial statements included in this annual report on Form 10-K.

	As of December 31, 2014	As of December 31, 2015
	(Dollars in thousands)
Fair value of interest rate swap asset (liability)	$475	$(798)

Fair Value Accounting

As of December 31, 2015, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. See Note 9 – Fair Value Accounting.

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

Deferred Financing Costs

Deferred financing costs consists of underwriting and legal fees incurred in conjunction with entering our Term Loan B and Revolver. These costs are being amortized to interest expense over the seven-year term of the Term Loan B and the five-year term of the Revolver. During the year ended December 31, 2015, approximately $27,000 of the deferred financing costs were written off in conjunction with the early retirement of the Term Loan B compared to $0.3 million during the prior year. Deferred financing costs were $2.5 million and $3.2 million at December 31, 2015 and 2014, respectively.

Income Taxes and Uncertain Tax Positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. See Note 10 – Income Taxes.

Valuation Allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.8 million as of December 31, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

While we believe that the final resolution of any known maters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources. See Note 11 – Commitments and Contingencies.

Gain or Loss on the Sale or Disposal of Assets

We record gains or losses on the sale or disposal of assets equal to the proceeds, if any, as compared to the net book value. Exchange transactions are accounted for in accordance with FASB ASC Topic 845 “Non-Monetary Transactions.” For the year ended December 31, 2013, we recorded a $0.4 million pre-tax gain on the partial sale of land in our Cleveland market and $0.1 million of insurance proceeds for damages at one of our stations offset by various fixed asset and equipment disposals. For the year ended December 31, 2014, we recorded a $0.3 million pre-tax loss which included a $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.2 million loss from the sale of land and building in our Miami market, a $0.1 million loss due to the relocation of our office and studio facility in our San Francisco market offset by $0.1 million of insurance proceeds from a claim associated with one of our markets as well as other various fixed asset and equipment disposals. For the year ending December 31, 2015, we recorded a $0.2 million pre-tax loss which included a $0.2 million charge associated with the relocation of our office and studio in our Seattle, Washington market offset by proceeds from various fixed asset and equipment disposals.

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 2,162,067, 1,816,204 and 1,581,123 shares of Class A common stock were outstanding at December 31, 2013, 2014 and 2015, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. The number of anti-dilutive shares as of December 31, 2013, 2014 and 2015 was nil, 589,437 and 705,163, respectively.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2013	2014	2015
Weighted average shares	24,938,075	25,336,809	25,426,732
Effect of dilutive securities - stock options	—	744,366	461,087
Weighted average shares adjusted for dilutive securities	24,938,075	26,081,175	25,887,819

Segments

Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. Our operating segments do not all meet the quantitative thresholds to qualify as reportable segments; however, we have elected to disclose the results of these non-reportable operating segments as we believe this information is useful to readers of our financial statements. We continue to review our operating segment classifications to align with operational changes in our business and may make future changes as necessary. See Note 17 – Segment Data.

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with FASB ASC Topic 810, “Consolidation” which requires VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with variations in factors other than the amount of investment in the entity.

We may enter into LMAs contemporaneously with entering an APA to acquire or sell a radio station. We may also enter into TBAs. Typically, both LMAs and TBAs are contractual agreements under which the station owner/licensee makes airtime available to a programmer/licensee in exchange for a fee and reimbursement of certain expenses. LMAs and TBAs are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws.

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of December 31, 2015, we did not consolidate any entities with which we entered into LMAs or TBAs under the guidance in FASB ASC Topic 810.

Concentrations of Business Risks

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2013, 2014 and 2015, 40.8%, 40.2% and 39.4% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 15.2% and 25.5% for the year ended December 31, 2013, 14.3% and 24.0% for the year ended December 31, 2014 and 14.7% and 24.5% for the year ended December 31, 2015. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

Concentrations of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents; trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of the Federal Deposit Insurance Corporation insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information. Historically, our bad debt expense has been within management’s expectations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant areas for which management uses estimates include:

•	asset impairments, including goodwill, broadcasting licenses and other indefinite-lived intangible assets;
•	probabilities associated with the potential for contingent earn-out consideration;
•	fair value measurements;
•	contingency reserves;
•	allowance for doubtful accounts;
•	sales returns and allowances;
•	barter transactions;
•	inventory reserves;
•	reserves for royalty advances;
•	fair value of equity awards;
•	self-insurance reserves;
•	estimated lives for tangible and intangible assets;
•	income tax valuation allowances; and
•	uncertain tax positions.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 requires additional disclosures including the significant judgments made by management to provide insight into the revenue and expense to be recognized from existing contracts and the timing and uncertainty of cash flows arising from leases. The standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which provides updated guidance that enhances the reporting model for financial instruments, including amendments, to address aspects of recognition, measurement, presentation and disclosure. The standard is effective for annual reporting periods beginning after December 15, 2017. With the exception of the early application guidance, early adoption of the amendments is not permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016. Early application is permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations, Simplifying the Accounting for Measurement Period Adjustments.” This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance for public entities is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements,” which covers a wide range of Topics in the Codification. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. As the objectives of this standard are to clarify the Codification; correct unintended application of guidance, eliminate inconsistencies, and to improve the Codification’s presentation of guidance, the adoption of this standard is not expected to have a material impact our financial position, results of operations, cash flows, or presentation thereof.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015, and for interim reporting periods within those fiscal years, with early adoption permitted. The new guidance is to be applied on a retrospective basis and reported as a change in accounting principle. The adoption of ASU 2015-03 will affect our balance sheet presentation only and is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis,” which modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for fiscal years beginning after December 15, 2015. We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern,” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures. The new standard provides management with specific guidance on the assessments and related disclosures as well as provides a longer look-forward period as one year from the financial statement issuance date. The new standard is effective for the annual period ending after December 15, 2016, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB deferred the effective date of the new standard by one year. The new standard is now effective as of the first interim period within annual reporting periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance in U.S. GAAP. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Goodwill and other indefinite-lived intangible assets

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” Approximately 70% of our total assets as of December 31, 2015, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We complete our annual impairment tests in the fourth quarter of each year.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and business segments.

The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 9 to our Consolidated Financial Statements.

In accordance with the FASB Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350)” we have the option to perform a qualitative assessment as to whether it is more likely than not that an indefinite-lived intangible asset is impaired. The qualitative assessment requires significant judgment in considering events and circumstances that may affect the estimated fair value of our indefinite-lived intangible assets and requires that we weigh these events and circumstances by what we believe to be the strongest to weakest indicator of potential impairment. If it is more likely than not that impairment exists, we are required to perform a quantitative analysis to estimate the fair value of the assets.

ASU 2012-02 provides examples of events and circumstances that could affect the estimated fair value of indefinite-lived intangible assets; however, the examples are not all-inclusive and are not by themselves indicators of impairment. We consider these events and circumstances, as well as other external and internal considerations. Our analysis includes the following events and circumstances, which are presented in the order of what we believe to be the strongest to weakest indicators of impairment:

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

Broadcast licenses

In the case of our broadcast radio stations, we would not be able to operate the properties without the related FCC broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for FCC renewal and all of our broadcast licenses have been renewed at the end of their respective periods. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets.

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

We perform a qualitative assessment for each of our broadcast market clusters. We review the significant assumptions and key estimates applicable to our prior year estimated fair value calculations to assess if events and circumstances have occurred that could affect these assumptions and key estimates. We also review internal benchmarks and the economic performance for each market cluster to assess if it is more likely than not that impairment exists.

The first step of our qualitative assessment is to calculate excess fair value, or the amount by which our prior year estimated fair value exceeds the current year carrying value. We believe based on our analysis and review, including the financial performance of each market, that a 25% excess fair value margin is a conservative and reasonable benchmark for our qualitative analysis. Markets with an excess fair value of 25% or more, which have had no significant changes in the prior year assumptions and key estimates, are not likely to be impaired.

Of the twenty-seven markets for which a fair value appraisal was performed in the prior year, eight markets were subject to further testing. The table below presents the percentage within a range by which our prior year start-up income estimated fair value exceeds the current year carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2015
	Percentage Range By Which 2014 Estimated Fair Value Exceeds 2015 Carrying Value
	≤25%	>26%-50%	>50% to 75%	> than 75%
Number of accounting units	8	5	3	11
Broadcast license carrying value (in thousands)	$185,372	$66,914	$35,843	$51,941

The second step of our qualitative assessment consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or station operating income less station operating expenses (“SOI”). Numerous trade organizations and analysts review these radio station sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a conservative indicator of fair value. Using an SOI multiple to estimate fair value, we did not identify additional markets for further testing.

We performed a quantitative analysis for three of our market clusters that we had not obtained an independent third party fair value appraisal for during the last annual testing period. The table below shows the percentage within a range by which our estimated fair value exceeded the carrying value of our broadcasting licenses for these three market clusters:

	Geographic Market Clusters as of December 31, 2015
	Tested due to length of time from prior valuation
	>90%	>140%
Number of accounting units	2	1
Broadcast license carrying value (in thousands)	$11,319	$4,242

We engaged an independent third-party appraisal and valuation firm to assist us in estimating the fair value of our broadcast licenses that were subject to further testing. Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2013. Noble Financial Capital Markets prepared the valuations for the testing periods ending December 31, 2014 and December 31, 2015.

In each of these years, the estimated fair value was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of an FCC License is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the FCC License. This approach eliminates factors that are unique to the operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the FCC license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the FCC License. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

The primary assumptions used in the Greenfield Method are

(1)	gross operating revenue in the station’s designated market area,
(2)	normalized market share,
(3)	normalized profit margin,
(4)	duration of the “ramp-up” period to reach normalized operations, (which was assumed to be three years),
(5)	estimated start-up costs (based on market size),
(6)	ongoing replacement costs of fixed assets and working capital,
(7)	the calculations of yearly net free cash flows to invested capital; and
(8)	amortization of the intangible asset, the FCC license.

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem.

The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2013	December 31, 2014	December 31, 2015
Risk-adjusted discount rate	9.0%	8.0%	8.0%
Operating profit margin ranges	4.1% - 37.5%	(13.9%) - 30.8%	(13.9%) - 30.8%
Long-term market revenue growth rate ranges	1.0% - 2.5%	1.5% - 2.5%	2.0%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The decrease in the WACC for 2014 as compared to 2013 was largely attributable to decreases in the risk free rate and corporate borrowing interest rates.

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast licenses as of the annual testing period ending December 31, 2015, December 31, 2014, and December 31, 2013, respectively. We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC, to determine the impact that such changes would have on the estimated fair value of our broadcast licenses. The sensitivity analysis indicated that a reduction in the long-term revenue growth rate and an increase in the WACC by 100 basis points would have resulted in an impairment to our broadcast licenses of $25.6 million.

The table below presents the results of our impairment testing under the income approach for the 2015 annual testing period:

Excess Fair Value
Market Cluster	2015 Estimate
Boston, MA	42.6%
Chicago, IL	72.3%
Colorado Springs, CO	142.8%
Dallas, TX	10.9%
Greenville, SC	95.5%
Minneapolis, MN	92.2%
Orlando FL	51.0%
Phoenix, AZ	12.5%
Portland, OR	2.2%
Sacramento, CA	21.2%
Tampa, FL	48.8%

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

We regularly perform quantitative reviews of our mastheads due to the low margin by which our estimated fair values have exceeded our carrying value, and ongoing operating results that have not met or exceeded our expectations. We engaged an independent third-party appraisal firm to assist us in estimating the fair value of our mastheads using a relief from royalty method, a form of the income approach. Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2013. Noble Financial Capital Markets prepared the valuations for the testing periods ending December 31, 2014 and December 31, 2015.

The relief from royalty method estimates the fair value of mastheads through use of a discounted cash flow model that incorporates a hypothetical “royalty rate” that a third-party owner would be willing to pay in lieu of owning the asset. The royalty rate is based on observed royalty rates for comparable assets as of the measurement date. We adjust the selected royalty rate to account for a percentage of the royalty fee that could be attributed to the use of other intangibles, such as goodwill, time in existence, trade secrets and industry expertise. The adjusted royalty rate represents the royalty fee remaining that could be attributed to the use of the masthead only.

Pre-tax royalty income is based on a 10-year revenue forecast and assumed to carry on into perpetuity. Revenue beyond the projection period (terminal year) is based on estimated long-term industry growth rates. The risk-adjusted discount rate used in the analysis is based on our WACC. The analysis also incorporated the present value of the tax amortization benefit associated with the mastheads. The key estimates and assumptions are as follows:

Mastheads	Interim June 30, 2013	December 31, 2013	December 31, 2014	December 31, 2015
Risk-adjusted discount rate	9.0%	9.5%	8.0%	8.0%
Projected revenue growth ranges	1.0% - 2.8%	1.2% - 2.5%	(4.8%) – 1.4%	2.1 – 2.9%
Royalty growth rate	3.0%	2.0%	3.0%	3.0%

Due to actual operating results that did not meet or exceed the expectations and assumptions used in our prior estimates of fair value, we performed an interim valuation of our mastheads as of June 30, 2013. Based on our reductions in projected revenue growth and an increase in the risk-adjusted discount rate, we determined that the carrying value of the mastheads were less than their estimated fair value. We recorded an impairment charge of $0.3 million associated with the mastheads. During our annual testing for 2013 performed in the fourth quarter, we recorded an additional $0.7 million impairment charge based on further reductions in the projected revenue growth and an increase in the discount rate from 9.0% to 9.5%.

During our annual testing for 2014, which coincided with our budget and financial forecasts process for the following year, we decided to cease publishing Townhall Magazine as of December 2014. We reduced our projected net revenues for the following year and considered ceasing additional print magazines in the future. Although we expected to realize cost savings from the reduction in the number of print magazines produced, we did not expect the cost savings to increase operating margins. Based on the reduction of projected net revenues and the potential to further reduce the number of magazine published, we recorded an impairment charge of $34,000 associated with magazine mastheads as of December 2014.

Based on our review and analysis as of the December 2015 annual testing period, we determined that no impairment charges were necessary to the carrying value of our mastheads. We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC, to determine the impact that such changes would have on the estimated fair value of the mastheads. The sensitivity analysis indicated that reducing the long-term revenue growth rate and increasing the WACC by 100 basis points would have resulted in an impairment to our mastheads of $0.2 million.

The table below presents the results of our impairment testing under the income approach for the 2015 annual testing period:

Excess Fair Value
Mastheads	2015 Estimate
Print Magazines	1.1%

The impairments recognized in 2013 and 2014 were driven by reductions in the projected net revenues and a reduction in the number of print magazines produced. The growth of digital-only publications, which are often free to readers or at a significantly reduced cost to readers, has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the publishing industry as a whole and are not unique to our company or operations.

Goodwill – Broadcast Radio Stations

The unit of accounting we use to test goodwill associated with our radio stations is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. Nineteen of our 34 market clusters have goodwill associated with them as of our annual testing period ending December 31, 2015.

We perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets in each of our market clusters are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate fair value using a market approach and compare the estimated fair value of each market cluster to its carrying value, including goodwill. If the carrying amount, including goodwill, exceeds the estimated fair value of the market cluster, a potential indication exists that the amount of goodwill attributed to that market cluster may be impaired.

When we have indication of impairment, we engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Bond & Pecaro prepared valuations of the estimated fair value for the testing periods ending December 31, 2013. Noble Financial Capital Markets prepared the valuations for the testing periods ending December 31, 2014 and December 31, 2015.

In performing our annual impairment testing of goodwill, the fair value of each applicable accounting unit was estimated using a discounted cash flow analysis, a form of the income approach. The discounted cash flow analysis utilizes a five-year projection period to derive operating cash flow projections from a market participant view. We made certain assumptions regarding future revenue growth based on industry market data, historical performance and expected future performance. We also made assumptions regarding working capital requirements and ongoing capital expenditures for fixed assets.

Future net free cash flows were calculated on a debt free basis and discounted to present value using a risk adjusted discount rate, which reflected our WACC. The terminal year value was calculated using the Gordon constant growth method and long-term growth rate assumptions based on long-term industry growth and GDP inflation rates. The resulting fair value estimates, net of any interest bearing debt, are compared to the carrying value of each accounting units’ net assets.

The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31, 2013	December 31, 2014	December 31, 2015
Enterprise Valuations	Broadcast Markets	Broadcast Markets	Broadcast Markets
Risk-adjusted discount rate	9.0%	8.0%	8.0%
Operating profit margin ranges	11.9% - 44.7%	8.4% - 46.1%	49.7%
Long-term revenue market growth rate ranges	1.0% - 2.5%	1.0% - 5.0%	2.0%

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of our broadcast market goodwill as of the annual testing period ending December 31, 2015, December 31, 2014, and December 31, 2013, respectively. We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC, to determine the impact that such changes would have on the estimated fair value of goodwill associated with our broadcast segment. The sensitivity analysis indicated that reducing the long-term revenue growth rate and increasing the WACC by 100 basis points would have no incremental impact to the carrying value of goodwill associated with our broadcast markets.

The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2015
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	3	3	2	11
Carrying value including goodwill (in thousands)	$56,179	$52,164	$37,570	169,907

	Broadcast Market Clusters as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	5	—	2	7
Carrying value including goodwill (in thousands)	$81,507	$—	$27,636	$84,693

	Broadcast Market Clusters as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<1%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	4	1	3	3
Carrying value including goodwill (in thousands)	$28,952	$17,978	$45,375	$45,152

Goodwill – Broadcast Networks

The unit of accounting we use to test goodwill in our radio networks is the entity level, which includes Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Todays Christian Music (“TCM”) and Singing News Network (formerly Solid Gospel Network. The entity level is the level reviewed by management for which discreet financial information is available. Two of our five networks have goodwill associated with them as of our annual testing period ending December 31, 2015.

The estimated fair value of our networks exceeded the carrying value by 64% and 63% for each of the annual testing periods ending December 31, 2014 and 2013, respectively. For our annual testing as of the fourth quarter of 2015, we identified operating losses within our Singing News Network that indicated that the value of goodwill may be impaired. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value.

In performing our annual impairment testing of goodwill, the fair value of each entity was estimated using a discounted cash flow analysis, a form of the income approach. The discounted cash flow analysis utilizes a seven-year projection period to derive operating cash flow projections from a market participant view. We made certain assumptions regarding future revenue growth based on industry market data, historical performance and expected future performance. We also made assumptions regarding working capital requirements and ongoing capital expenditures for fixed assets.

Future net free cash flows were calculated on a debt free basis and discounted to present value using a risk adjusted discount rate, which reflected a risk adjusted WACC. The terminal year value was calculated using the Gordon constant growth method and long-term growth rate assumptions based on long-term industry growth and GDP inflation rates. The resulting fair value estimates, net of any interest bearing debt, are compared to the carrying value of each reporting units’ net assets.

The key estimates and assumptions used for our enterprise valuations are as follows:

December 31, 2015
Enterprise Valuations	Broadcast Networks
Risk-adjusted discount rate	9.0%
Operating profit margin ranges	(74.1%) – (97.5%)
Long-term revenue market growth rate ranges	2.0%

Based on this review and analysis, we recorded an impairment charge of $0.4 million associated with the value of goodwill for the Singing News Network. Based on our prior review and analysis, we determined that no impairment charges were necessary to the carrying value of our network goodwill as of the annual testing period ending December 31, 2014 and December 31, 2013. We did not perform a sensitivity analysis for the current year certain key assumptions, as such changes in assumptions would have no impact on the carrying value of goodwill associated with our broadcast networks.

Goodwill – Digital Media

The unit of accounting we use to test goodwill in our digital media segment is the entity level, which includes Salem Web Network, Townhall.com, Eagle Financial Publications and Wellness products. The financial statements for Salem Web Network reflect the operating results and cash flows for all of our Internet sites and our church product sites exclusive of Townhall.com. The financial statements for Townhall.com reflect the operating results for each of our conservative opinion sites. Eagle Wellness includes only the results of the e-commerce site for nutritional products.

We perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets in each of our digital media entities are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes should be made to those inputs. We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entities operating income to estimate the fair value. We believe that a multiple of four is a conservative indicator of fair value as described above.

If the carrying amount, including goodwill, exceeds the estimated fair value of the entity, an indication exists that the amount of goodwill attributed to that entity may be impaired. When we have indication of impairment, we engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2013. Noble Financial Capital Markets prepared the valuations for the testing periods ending December 31, 2014 and December 31, 2015.

In performing our annual impairment testing of goodwill, the fair value of each applicable accounting unit was estimated using a discounted cash flow analysis as described above. The key estimates and assumptions used in the valuation of our digital media entities for each testing period are as follows:

Enterprise Valuation	December 31, 2013	December 31, 2014	December 31, 2015
Risk adjusted discount rate	13.5%	8.0%	8.0% - 9.0%
Operating profit margin ranges	21.2% - 22.0%	(7.4%) - 34.9%	(8.9%) - 13.8%
Long-term revenue market growth rate ranges	3.0%	2.50%	2.0-3.0%

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our digital media entities as of the annual testing period ending December 31, 2015, December 31, 2014, and December 31, 2013, respectively. The estimated fair value of Townhall.com exceeded its carrying value, including goodwill, by 0.8% as of December 31, 2015.

We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC, to determine the impact that such changes would have on the estimated fair value of goodwill associated with our digital media segment. The sensitivity analysis indicated that reducing the long-term revenue growth rates and increasing the WACC by 100 basis points would have resulted in an impairment to goodwill associated with our digital media entities of $1.1 million.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Digital Media Entities as of December 31, 2015
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	-		4
Carrying value including goodwill (in thousands)	$4,488	$-	$	$29,126

	Digital Media Entities as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	1	1	1
Carrying value including goodwill (in thousands)	$4,649	$6,118	$385	$26,101

	Digital Media Entities as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	-	1	-
Carrying value including goodwill (in thousands)	$27,456	$-	$2,984	$-

Goodwill – Publishing

The unit of accounting we use to test goodwill in our publishing segment is the entity level, which includes Salem Publishing, Regnery Publishing, and Xulon Press. Salem Publishing is our printing entity that produces our print magazines from a stand-alone facility, under one general manager, with operating results and cash flows of all publications reported on a combined basis. Regnery Publishing is our book publishing entity based in Washington DC, with a stand-alone facility under one general manager, with operating results and cash flows of reported at the entity level. Xulon Press also operates from a stand-alone facility in Orlando, Florida under one general manager who is responsible for the separately stated operating results and cash flows.

We have regularly performed quantitative reviews of goodwill associated with our print magazine entity based on the low margins by which our estimated fair values exceed our carrying value including goodwill and actual operating results that have not met our expectations. As of our annual testing period for 2015, only Regnery Publishing and Xulon Press have goodwill associated with them. Based on actual operating results that did not meet our projections, we engaged an independent third-party appraisal firm to assist us with estimating the enterprise value Regnery Publishing.

Bond & Pecaro prepared valuations of the estimated fair value for the testing period ending December 31, 2013. Noble Financial Capital Markets prepared the valuations for the testing periods ending December 31, 2014 and December 31, 2015. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

Enterprise Valuation	Interim June 30, 2013	December 31, 2013	December 31, 2014	December 31, 2015
Risk adjusted discount rate	9.0%	9.5%	8.0%	9.5%
Operating margin ranges	0.9% - 6.0%	(0.5%) – 6.0%	2.4% - 5.9%	(0.5%) – 6.0%
Long-term revenue market growth rate ranges	1.0%	0.5%	1.5%	2.0%

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

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our publishing entities as of the annual testing period ending December 31, 2015. We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC, to determine the impact that such changes would have on the estimated fair value of goodwill associated with our publishing segment. The sensitivity analysis indicated that reducing the long-term revenue growth rate and increasing the WACC by 100 basis points would have no incremental impact to the carrying value of goodwill associated with our publishing entities.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Publishing Accounting units as of December 31, 2015
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	-	-	1
Carrying value including goodwill (in thousands)	$854	$-	$-	$2,453

	Publishing Accounting units as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	2	-	-	1
Carrying value including goodwill (in thousands)	$3,417	$-	$-	$2,314

	Publishing Accounting units as of December 31, 2013
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	<10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	-	1	-
Carrying value including goodwill (in thousands)	$1,251	$-	$2,123	$-

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

During the year ended December 31, 2015, we completed or entered into the following transactions:

Debt

On January 30, 2015, we repaid $2.0 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest due as of that date. We recorded a $15,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $27,000 in bank loan fees associated with the principal repayment.

Equity

On December 1, 2015, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on December 29, 2015 to all Class A and Class B common stockholders of record as of December 15, 2015.

On September 1, 2015, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on September 30, 2015 to all Class A and Class B common stockholders of record as of September 16, 2015.

On June 2, 2015, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on June 30, 2015 to all Class A and Class B common stockholders of record as of June 16, 2015.

On March 5, 2015, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.6 million was paid on March 31, 2015 to all Class A and Class B common stockholders of record as of March 17, 2015.

Acquisitions

On December 18, 2015, we acquired radio station WSDZ-AM in St. Louis, Missouri, for $0.3 million in cash. We recorded a gain on bargain purchase of approximately $0.8 million associated with this acquisition based on the estimated fair value of the net assets acquired as compared to our purchase price consideration. The accompanying consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On December 15, 2015, we acquired radio station KDIZ-AM in Minneapolis, Minnesota, for $0.4 million in cash. We recorded a gain on bargain purchase of approximately $0.3 million associated with this acquisition based on the estimated fair value of the net assets acquired as compared to our purchase price consideration. The accompanying consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On December 11, 2015, we acquired radio station WWMI-AM in Tampa, Florida, for $0.8 million in cash. We recorded a gain on bargain purchase of approximately $0.3 million associated with this acquisition based on the estimated fair value of the net assets acquired as compared to our purchase price consideration. The accompanying consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On December 8, 2015, we acquired radio station KDDZ-AM in Denver, Colorado, for $0.6 million in cash. We recorded goodwill of approximately $9,000 attributable to the additional audience reach obtained and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market. The accompanying consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On December 7, 2015, we acquired the Instapray mobile applications and a related website for $0.1 million in cash.

On December 4, 2015, we acquired radio station KDZR-AM in Portland, Oregon, for $0.3 million in cash. We recorded goodwill of approximately $9,000 attributable to the additional audience reach obtained and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market. The accompanying consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On October 29, 2015, we acquired DividendYieldHunter.com for $42,500 in cash, with $21,250 paid at closing and $21,250 payable in January 2016. DividendYieldHunter.com provides individuals with information about different classes of dividend-paying stocks including preferred stocks, bonds, Master Limited Partnerships (MLPs), Real Estate Investment Trusts (REITs) and more.

On October 1, 2015, we acquired radio station KKSP-FM in Little Rock, Arkansas for $1.5 million in cash. We recorded goodwill of approximately $16,000 associated with the going concern value of this radio station and expected synergies to be realized from combining the operations of this station into our existing cluster in this market. We began programming this station under a TBA as of April 1, 2015. The accompanying consolidated statements of operations reflect the operating results of this station as of TBA date within the broadcast operating segment.

On September 15, 2015, we acquired radio station KEXB-AM (formerly KMKI-AM) in Dallas, Texas, for $3.0 million in cash. We recorded goodwill of approximately $12,000 attributable to the additional audience reach obtained and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market. The accompanying consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On September 10, 2015, we acquired radio station WBIX-AM (formerly WMKI-AM) in Boston, Massachusetts, for $0.5 million in cash. We recorded goodwill of approximately $5,000 attributable to the additional audience reach obtained and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market. The accompanying consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On September 3, 2015, we acquired a Spanish Bible mobile applications and its related website and Facebook properties for $0.5 million in cash. We recorded goodwill of approximately $10,000 associated with the expected synergies to be realized from combining the operations of the Spanish Bible mobile applications into our digital media platform. The accompanying consolidated statements of operations reflect the operating results of these applications as of the closing date within the digital media operating segment.

On September 1, 2015, we acquired the DailyBible mobile applications, including all content, code and functionality, for $1.5 million in cash. We recorded goodwill of approximately $45,000 associated with the expected synergies to be realized from combining the operations of the DailyBible mobile applications into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying consolidated statements of operations reflect the operating results of these applications as of the closing date within the digital media operating segment.

On July 1, 2015, we acquired DividendInvestor.com for $1.0 million in cash and the assumption of $70,000 in deferred subscription liabilities. DividendInvestor.com is a website offering stock screening tools and dividend information for individual subscribers to obtain dividend information and data. We recorded goodwill of approximately $82,000 associated with the expected synergies to be realized from combining the operations of DividendInvestor.com into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying consolidated statements of operations reflect the operating results of this business as of the closing date within the digital media operating segment.

On June 4, 2015, we acquired the Gene Smart Wellness e-commerce website for $0.1 million in cash. Gene Smart Wellness products are complementary to our Eagle Wellness Products and are reported as digital revenue in our operating results as of the date of acquisition.

On May 12, 2015, we acquired radio station WPGP-AM (formerly WDDZ-AM) in Pittsburgh, Pennsylvania, for $1.0 million in cash. We recorded goodwill of approximately $5,000 attributable to the additional audience reach obtained and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market. The accompanying consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On May 7, 2015, we acquired radio station WDWD-AM in Atlanta, Georgia, for $2.8 million in cash. We recorded goodwill of approximately $5,000 attributable to the additional audience reach obtained and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market. The accompanying consolidated statements of operations reflect the operating results of this station as of the closing date within the broadcast operating segment.

On May 6, 2015, we acquired domain names, mobile applications and code functionality for the Daily Bible Devotion for $1.1 million in cash. Under terms of the APA, we may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of certain benchmarks. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.1 million and is discussed in more detail in Note 4. We recorded goodwill of $0.1 million associated with the expected synergies to be realized from combining the operations of the Daily Bible Devotional into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying consolidated statements of operations reflect the operating results of the Daily Bible Devotional as of the closing date within our digital media operating segment.

On April 7, 2015, we acquired land and real estate in Greenville, South Carolina, for $0.2 million in cash.

On March 27, 2015, we acquired radio station WDYZ-AM in Orlando, Florida, for $1.3 million in cash. We began operating this station under an APA as of December 10, 2014. We recorded goodwill of approximately $3,000 attributable to the additional audience reach obtained and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market. The accompanying consolidated statements of operations reflect the operating results of this station as of the APA date within the broadcast operating segment.

On February 6, 2015, we acquired Bryan Perry’s Cash Machine and Bryan Perry’s Premium Income financial publications (“Bryan Perry Newsletters”) with assets valued at $0.6 million and we assumed deferred subscription liabilities of $0.4 million. We paid no cash to the seller upon closing. We recorded goodwill of approximately $3,000 associated with the expected synergies to be realized from combining the operations of Bryan Perry Newsletters into our digital media platform. Future amounts payable to the seller are contingent upon net subscriber revenues over a two year period from the closing date, of which we will pay the seller 50%. There is no minimum or maximum contractual amount. The estimated fair value of the contingent earn-out consideration was recorded at the present value of $0.2 million and is discussed in more detail in Note 4. The accompanying consolidated statements of operations reflect the operating results of the Bryan Perry newsletters as of the closing date within our digital media operating segment.

Throughout the year ended December 31, 2015, we acquired other domain names and assets associated with our digital media operating segment for approximately $0.1 million in cash.

A summary of our business acquisitions and asset purchases for the year ended December 31, 2015, none of which were individually or in the aggregate material to our Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
December 18, 2015	WSDZ-AM, St. Louis, Missouri (business acquisition)	$275
December 15, 2015	KDIZ-AM, Minneapolis, Minnesota (business acquisition)	375
December 11, 2015	WWMI-AM, Tampa, Florida(business acquisition)	750
December 8, 2015	KDDZ-AM, Denver, Colorado (business acquisition)	550
December 7, 2015	Instapray mobile applications (asset acquisition)	118
December 4, 2015	KDZR-AM, Portland, Oregon (business acquisition)	275
October 29, 2015	DividendYieldHunter.com (asset acquisition)	43
October 1, 2015	KKSP-FM, Little Rock, Arkansas (business acquisition)	1,500
September 15, 2015	KEXB-AM (formerly KMKI-AM) Dallas, Texas (business acquisition)	3,000
September 10, 2015	WBIX-AM (formerly WMKI-AM), Boston, Massachusetts (business acquisition)	500
September 3, 2015	Spanish Bible mobile applications (business acquisition)	500
September 1, 2015	DailyBible mobile applications (business acquisition)	1,500
July 1, 2015	DividendInvestor.com (business acquisition)	1,000
June 4, 2015	Gene Smart Wellness (asset acquisition)	100
May 12, 2015	WPGP-AM (formerly WDDZ-AM), Pittsburgh, Pennsylvania (business acquisition)	1,000
May 7, 2015	WDWD-AM, Atlanta, Georgia (business acquisition)	2,750
May 6, 2015	Daily Bible Devotion mobile applications (business acquisition)	1,242
April 7, 2015	Land and Studio Building, Greenville, South Carolina (asset purchase)	201
March 27, 2015	WDYZ-AM, Orlando, Florida (business acquisition)	1,300
February 6, 2015	Bryan Perry Newsletters (business acquisition)	158
Various	Purchase of domain names and digital media assets (asset purchases)	134
		$17,271

The operating results of our business acquisitions and asset purchases are included in our consolidated results of operations from their respective closing date or the date that we began operating them under an LMA or TBA. Under the acquisition method of accounting as specified in FASB ASC Topic 805, “Business Combinations,” the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. The excess of consideration paid over the estimated fair values of the net assets acquired is recorded as goodwill and any excess of fair value of the net assets acquired over the consideration paid is recorded as a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, recorded a gain on the bargain purchase of $1.4 million, including a gain on bargain purchase of $0.8 million for WSDZ-AM in St. Louis, Missouri, $0.3 million for KDIZ-AM in Minneapolis, Minnesota, and $0.3 million for WWMI-AM in Tampa, Florida. We believe that these gains on bargain purchase resulted from various factors that may have impacted the acquisition price, including, without limitation, that Disney was eager to divest of their Radio Disney properties.

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

Acquired property and equipment are recorded at their estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which typically represents the organizational systems and procedures in place to ensure the effective operation of the business acquired, may be recorded and subject to testing for impairment. Costs associated with acquisitions, such as consulting and legal fees are expensed as incurred. We recognized costs associated with acquisitions of $0.3 million during the year ending December 31, 2015, compared to $0.5 million for the prior year. These costs are reported in unallocated corporate expenses in the accompanying consolidated statements of operations.

The total acquisition consideration is equal to the sum of all cash payments, the present value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurements are based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as discussed in Note 9 -Fair Value Measurements in our consolidated financial statements. The fair value of any contingent earn-out consideration is reviewed quarterly over the applicable earn-out period. Actual results and achievements of benchmarks are compared to the estimates used in our forecasts. Changes in the estimated fair value of any contingent earn-out consideration are reflected in our results of operations in the period in which they are identified and may materially impact and cause volatility in our operating results as discussed in Note 4 – Contingent Earn-out Consideration to our consolidated financial statements.

The following table summarizes the total acquisition consideration for the year ended December 31, 2015:

Description	Total Consideration
(Dollars in thousands)
Cash payments	$16,885
Escrow deposits paid in prior years	65
Cash payment due January 2016	21
Present value of estimated fair value contingent earn out consideration due 2016	176
Present value of estimated fair value contingent earn out consideration due 2017	124
Total acquisition consideration	$17,271
Gain on bargain purchase	1,357
Fair value of net assets acquired	$18,628

The fair value of the acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast Assets Acquired	Net Digital Media Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$7,845	649	8,494
Broadcast licenses	5,923	—	5,923
Goodwill	64	254	318
Customer lists and contracts	—	99	99
Domain and brand names	—	1,154	1,154
Subscriber base and lists	—	3,011	3,011
Non-compete agreements	—	146	146
Liabilities
Deferred revenue liabilities assumed	—	(517)	(517)
	$13,832	4,796	18,628

Pending Transactions

On April 1, 2015, we began programming KHTE-FM, Little Rock, Arkansas under a 36-month Time Brokerage Agreement (“TBA”) that can be extended to 48 months. We have the option to acquire the station for $1.2 million in cash during the TBA period. The accompanying consolidated statements of operations included in this annual report on Form 10-K reflect the operating results of this entity as of the TBA date.

On December 15, 2015, we entered an APA to acquire an FM Translator in Columbus, Ohio for $0.4 million in cash. The transaction is expected to close in the first quarter of 2016.

On December 31, 2015, we ceased programming KVCE-AM, in Dallas, Texas upon expiration of our TBA.

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

Equity

During the year ended December 31, 2014, after quarterly review of our earnings, cash flows, financial requirements, and other factors, our Board of Directors’ declared equity distributions to all stockholders of record of our Class A and Class B common stock as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 2, 2014	December 15, 2014	December 29, 2014	$0.0650	$1,646
September 2, 2014	September 16, 2014	September 30, 2014	$0.0625	$1,579
May 27, 2014	June 16, 2014	June 30, 2014	$0.0600	$1,514
March 6, 2014	March 17, 2014	March 31, 2014	$0.0575	$1,444

The actual declaration of future equity distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors.

Acquisition of Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million each due January 2015 and January 2016. The deferred payments due January 2015 and January 2016 were recorded at their present value of $2.4 million and $2.3 million, respectively, with the discount being amortized to non-cash interest expense over the payment term using the effective interest method. We paid an additional $0.4 million of costs upon closing associated with liabilities incurred by the seller. On June 6, 2014, we paid $1.5 million of the $2.5 million deferred installment that was due January 2015. Based on the early payment, our deferred payment due January 2015 was reduced to $0.9 million.

We began operating these entities as of the closing date. The accompanying Consolidated Statements of Operations reflect the operating results of these entities as of the closing date. We believe that strong author relationships, assembled creative talent agreements and the loyal readers of Eagle publications, as well as our ability to market and promote these products through our existing media platform, provides future economic benefits to us. We have recorded goodwill of $2.3 million representing the excess value of these future economic benefits.

As part of the purchase agreement, we may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. The estimated fair value of the contingent earn-out consideration of $2.0 million was determined using a probability-weighted discounted cash flow model at the time of closing and is discussed in detail in Note 4 – Contingent Earn-Out Consideration.

Other Acquisitions

On December 23, 2014, we completed the acquisition of the construction permit for WLTE-FM in Pendleton, South Carolina for $0.5 million in cash. The asset acquisition cost was reflected in projects-in-process as of December 2014. The station will operate within our Greenville, South Carolina market.

On December 23, 2014, we completed the acquisition of an FM translator in Pickens, South Carolina for $0.2 million in cash. The asset acquisition cost was included in projects-in-process as of December 2014. The FM Translator will operate in our Greenville, South Carolina market.

On December 22, 2014, we completed the acquisition of an FM translator in Bayshore Gardens, Florida for $0.1 million in cash. The asset acquisition cost was included in projects-in-process as of December 2014. The FM Translator will operate in our Tampa, Florida market.

On November 24, 2014, we completed the acquisition of an FM translator in Travelers Rest, South Carolina for $0.2 million in cash. The asset acquisition cost was included in projects-in-process as of December 2014. The FM Translator will operate in our Greenville, South Carolina market.

On October 1, 2014, we completed the acquisition of radio station KXXT-AM in Phoenix, Arizona for $0.6 million in cash. We began operating the station under an LMA as of June 6, 2014. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. We recorded goodwill of $1,400 associated with the excess value of this entity attributable to the audience reach obtained and expected synergies to be realized from combining the operations of this station into our existing cluster in this market.

On May 22, 2014, we completed the acquisition of radio station WOCN-AM, Miami, Florida and the related transmitter site for $2.5 million in cash. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the closing date. On November 24, 2014, we entered a TBA with a programmer under which we will receive monthly license fees beginning in December 2014 through November 2019. Upon acquisition, we recorded goodwill of $12,000 associated with the excess value of this entity attributable to the existing tower site, the related transmitter site and the audience reach obtained and expected synergies to be realized from combining the operations of this station into our existing cluster in this market.

On May 6, 2014, we completed the acquisition of WRTH-FM (formerly WOLT-FM) in Greenville, South Carolina for $1.1 million in cash. We began operating this station under an LMA as of February 28, 2014. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. We recorded goodwill of $6,400 associated with the excess value of this entity attributable to the existing tower site, the additional audience reach obtained, and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market.

On April 15, 2014, we completed the acquisition of three FM translators for $0.4 million in cash. The asset acquisition cost is reflected in projects-in-process as of December 2014. The FM translators will serve our Orlando, Florida, Tampa, Florida and Omaha, Nebraska markets.

On February 7, 2014, we completed the acquisition of radio stations KDIS-FM, Little Rock, Arkansas and KRDY-AM, San Antonio, Texas for $2.0 million in cash. We began operating these stations as of the closing date. The accompanying Consolidated Statement of Operations reflects the operating results of these entities as of the closing date. We recorded goodwill of $18,000 associated with the excess value of these entities attributable to the existing tower site, the additional audience reach obtained, and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market.

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

A summary of our business acquisitions and asset purchases for the year ended December 31, 2014, none of which were individually or in the aggregate material to our Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
December 23, 2014	WLTE-FM Pendleton, South Carolina (asset acquisition)	$525
December 23, 2014	FM Translator, Pickens, South Carolina (asset acquisition)	185
December 22, 2014	FM Translator, Bayshore Gardens, Florida (asset acquisition)	140
November 24, 2014	FM Translator, Traveler’s Rest, South Carolina (asset acquisition)	200
October 1, 2014	KXXT-AM Phoenix, Arizona (business acquisition)	575
May 22, 2014	WOCN-AM Miami, Florida (business acquisition)	2,450
May 6, 2014	WRTH-FM (formerly WOLT-FM), Greenville, South Carolina (business acquisition)	1,125
April 15, 2014	FM Translators, Orlando, Florida, Tampa, Florida, Omaha, Nebraska (asset purchase)	357
February 7, 2014	KDIS-FM, Little Rock Arkansas and KRDY-AM, San Antonio, Texas (business acquisition)	1,984
January 10, 2014	Eagle Publishing (business acquisition)	10,628
Various	Purchases of domain names (asset purchases)	487
		$18,656

The following table summarizes the total acquisition consideration for the year ended December 31, 2014:

Purchase Price Consideration	Total Consideration
(Dollars in thousands)
Cash payments	$12,682
Escrow deposits paid in prior years	1,345
Deferred cash payments made related to prior year acquisition	(600)
Present value of deferred cash payments (due 2015)	893
Present value of deferred cash payments (due 2016)	2,289
Present value of estimated fair value of contingent earn-out consideration	2,047
Total purchase price consideration	$18,656

The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast Assets Acquired	Net Digital Media Assets Acquired	Net Publishing Assets Acquired	Net Assets Acquired
		(Dollars in thousands)
Assets
Property and equipment	$2,338	$1,179	$3,929	$7,446
Developed websites	—	539	38	577
Broadcast licenses	5,144	—	—	5,144
Goodwill	38	2,128	189	2,355
Customer lists and contracts	—	2,232	509	2,741
Domain and brand names	—	1,921	843	2,764
Subscriber base and lists	—	2,446	—	2,446
Author relationships	—	—	1,682	1,682
Non-compete agreements	—	79	66	145
Favorable and assigned leases	20	—	—	20
Liabilities
Deferred revenue & royalties assumed	—	(3,779)	(2,885)	(6,664)
	$7,540	$6,745	$4,371	$18,656

Discontinued Operations

Based on operating results that did not meet our expectations, we ceased operating Samaritan Fundraising in December 2011. As of December 31, 2011, all employees of this entity were terminated. As a result of our decision to close operations, there have been no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. The Statements of Operations for all prior periods presented are updated to reflect the operating results of this entity as a discontinued operation.

The following table sets forth the components of the loss from discontinued operations:

For the Year Ended December 31,
2013
(Dollars in thousands)
Net revenues	$10
Operating expenses	72
Operating loss	$(62)
Benefit from income taxes	(25)
Loss from discontinued operations, net of tax	$(37)

NOTE 4. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use significant unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 9.

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

Daily Bible Devotion

We acquired Daily Bible Devotion mobile applications on May 6, 2015 for $1.1 million in cash paid upon closing and up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of cumulative session benchmarks for each mobile application. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Bible Devotional Applications to achieve the session benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $165,000, which was recorded at the discounted present value of $142,000. The discount is being accreted to interest expense over the two-year earn out period. We believe that our experience with digital mobile applications and websites provides a reasonable basis for our estimates.

The fair value of the contingent earn-out consideration is reviewed quarterly over the two-year earn-out period to compare actual cumulative sessions achieved compared to the cumulative session estimates used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified up to the maximum future value of $0.3 million. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. Based upon the achievement of actual cumulative sessions that exceeded the estimated amounts used in our original forecasts, we increased the probabilities of achieving the future benchmarks by approximately 11.3% as of the year ending December 31, 2015. We recorded a net increase of $32,000 in the estimated fair value of the contingent earn-out consideration in our results of operations for the year ending December 31, 2015. Our first payment of $75,000 for the period ending December 31, 2015 was paid in January 2016.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller is based upon net subscriber revenues achieved over a two-year period from date of close, of which we will pay the seller 50%. There is no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on our revenue projections at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount is being accreted to interest expense over the two-year earn out period. We believe that our experience with digital publications and renewals provides a reasonable basis for our estimates.

The fair value of the contingent earn-out consideration is reviewed quarterly over the two year earn-out period to compare actual subscription revenue earned to the estimated subscription revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. Based upon actual subscription revenue earned, we have paid approximately $42,000 to the seller as of the year ending December 31, 2015. We recorded a net decrease of $66,000 in the estimated fair value of the contingent earn-out consideration of in our results of operations for the year ending December 31, 2015. The decline reflects lower actual subscription revenues achieved during 2015 compared to subscription revenues estimates used in our forecasts.

Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million each due January 2015 and January 2016. As part of the purchase agreement, we may pay up to an additional $8.5 million of contingent earn-out consideration over the next three years based on the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $2.4 million, which was recorded at the discounted present value of $2.0 million. The discount is being accreted to interest expense over the three-year earn out period. We believe that our experience with publications, renewal rates and websites provide a reasonable basis for our estimates.

The fair value of the contingent earn-out consideration is reviewed quarterly over the three year earn-out period to compare actual operating revenues earned to the estimated revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. Our results of operations for the years ending December 31, 2014 and 2015 reflect an increase of $0.4 million and a decrease of $1.2 million, respectively, for changes in the estimated fair value of the contingent earn-out consideration based upon actual revenues that differed from estimated revenues used in our forecasts.

During the year ending December 31, 2015, we have paid $0.9 million in cash for amounts earned under the contingent earn-out consideration. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks, we estimated the remaining fair value of the contingent earn-out consideration to be $0.5 million. The declines noted in actual revenues occurred during the second half of 2015, during which time Eagle Publishing did not produce a bestseller and renewals of financial publications declined significantly as compared to prior quarters.

Twitchy.com

On December 10, 2013, we acquired Twitchy.com for $0.9 million in cash paid upon closing and up to $1.3 million in contingent earn-out consideration payable over a two-year period based upon the achievement of future page view targets. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $0.8 million, which was recorded at the discounted present value of $0.6 million. The discount was accreted to interest expense over the two-year earn out period ending December 31, 2015. We believe that our experience with digital content and websites provided a reasonable basis for our estimates.

The fair value of the contingent earn-out consideration was reviewed quarterly over the two year earn-out period. Changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified. Our results of operations for the years ending December 31, 2014 and 2015 reflect an increase of $0.3 million and a decrease of $0.5 million, respectively, for changes in the estimated fair value of the contingent earn-out consideration based upon actual page views that differed from those estimated in our forecasts. Declines in page views during the second half of 2015 were greater than in other periods which we believe resulted from changes in the Facebook algorithm that drives traffic to our sites. We paid a total of $0.6 million in cash for amounts due under the contingent earn-out over the two-year period.

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration for the years ending December 31, 2015 and 2014.

	Twelve Months Ended December 31, 2015
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2015	$1,575	$1,710	$3,285
Acquisitions	176	124	300
Accretion of acquisition-related contingent earn-out consideration	60	49	109
Change in the estimated fair value of contingent earn-out consideration	(1,269)	(446)	(1,715)
Reclassification of payments due in next 12 months to short-term	835	(835)	—
Payments	(1,204)	—	(1,204)
Ending Balance as of December 31, 2015	$173	$602	$775

	Twelve Months Ended December 31, 2014
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2014	329	287	616
Acquisitions	692	1,355	2,047
Accretion of acquisition-related contingent earn-out consideration	68	120	188
Change in the estimated fair value of contingent earn-out consideration	341	393	734
Reclassification of payments due in next12 month to short-term	445	(445)	—
Payments	(300)	—	(300)
Ending Balance as of December 31, 2014	$1,575	$1,710	$3,285

NOTE 5. INVENTORIES

Inventories consist of finished goods valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method. Inventories are reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	As of December 31, 2014	As of December 31, 2015
	(Dollars in thousands)
Regnery Publishing book inventories	$1,575	$2,186
Reserve for obsolescence – Regnery Publishing	(1,225)	(1,798)
Inventory net, Regnery Publishing	350	388

Wellness products – Eagle & Gene Smart	$224	$562
Reserve for obsolescence – Wellness products	(2)	(57)
Inventory, net Wellness products	222	505

Consolidated inventories, net	$572	$893

NOTE 6. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	As of December 31,
	2014	2015
	(Dollars in thousands)
Land	$29,424	$31,565
Buildings	24,898	25,448
Office furnishings and equipment	39,772	39,040
Antennae, towers and transmitting equipment	78,628	84,296
Studio, production and mobile equipment	30,202	30,598
Computer software and website development costs	26,593	28,134
Record and tape libraries	59	55
Automobiles	1,205	1,298
Leasehold improvements	19,634	20,799
Construction-in-progress	4,307	6,632
	$254,722	$267,865
Less accumulated depreciation	(155,495)	(162,382)
	$99,227	$105,483

Depreciation expense was approximately $12.4 million, $12.6 million, and $12.4 million for the years ended December 31, 2015, 2014, and 2013, respectively, which includes depreciation of $53,000 for each of these years on a radio station tower valued at $0.8 million under a capital lease obligation. Accumulated depreciation associated with the capital lease was $464,000, $411,000 and $344,000 at December 31, 2015, 2014 and 2013, respectively.

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. We evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell. We recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price. In December 2012, after several purchase offers for the land were terminated, we obtained a third party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land. We continue to market the land for sale and do not intend on using the land in our operations.

There were no indications of impairment present during the period ending December 31, 2015 and it is our intent to continue to pursue the sale of this land.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of December 31, 2015	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Long-Lived Asset Held for Sale	$1,700			$1,700	$—

NOTE 7. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of December 31, 2015
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$20,009	$(18,914)	$1,095
Domain and brand names	16,619	(11,200)	5,419
Favorable and assigned leases	2,379	(1,887)	492
Subscriber base and lists	7,313	(3,808)	3,505
Author relationships	2,245	(1,523)	722
Non-compete agreements	1,034	(786)	248
Other amortizable intangible assets	1,336	(1,336)	—
	$50,935	$(39,454)	$11,481

	As of December 31, 2014
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$19,910	$(16,558)	$3,352
Domain and brand names	15,465	(9,722)	5,743
Favorable and assigned leases	2,379	(1,795)	584
Subscriber base and lists	4,302	(2,671)	1,631
Author relationships	2,245	(1,379)	866
Non-compete agreements	888	(669)	219
Other amortizable intangible assets	1,336	(1,336)	—
	$46,525	$(34,130)	$12,395

Based on the amortizable intangible assets as of December 31, 2015, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2016	$3,846
2017	2,442
2018	2,199
2019	1,767
2020	982
Thereafter	245
Total	$11,481

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the twelve months ended December 31, 2014 and 2015, approximately $0.2 million, respectively, of the discount has been recognized as interest expense including approximately $0.3 million and $27,000, respectively, of bank loan fees.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo’s base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At December 31, 2015, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 4.83%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of December 31, 2015, our leverage ratio was 5.47 to 1 compared to our compliance covenant of 6.25 and our interest coverage ratio was 3.33 compared to our compliance ratio of 2.25. We were in compliance with our debt covenants under the credit facility at December 31, 2015.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2014	As of December 31, 2015
	(Dollars in thousands)
Term Loan B	$274,933	$273,136
Revolver	1,784	3,306
Capital leases and other loans	788	674
	277,505	277,116
Less current portion	(1,898)	(5,662)
	$275,607	$271,454

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2015:

•	Outstanding borrowings of $274.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $3.3 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

•	Commitment fees of 0.50% on any unused portion of the revolver.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2014 and 2015 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2015 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended December 31,	(Dollars in thousands)
2016	$5,662
2017	3,113
2018	3,105
2019	3,103
2020	3,106
Thereafter	259,027
$277,116

NOTE 9. FAIR VALUE ACCOUNTING

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

As of December 31, 2015, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	December 31, 2015
	Total Fair Value
	and Carrying
	Value on	Fair Value Measurement Category
	Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$98	$98	$—	$—
Trade accounts receivable, net	36,029	36,029	—	—
Liabilities:
Accounts payable	5,177	5,177	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	11,301	11,128	—	173
Accrued interest	16	16	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	636	34	—	602
Long-term debt and capital lease obligations	277,116	277,116	—	—
Fair value of interest rate swap	798	—	798	—

NOTE 10. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2011 through 2014.

During 2015, we recognized a net decrease of $0.4 million in liabilities and at December 31, 2015, had $0.1 million in liabilities for unrecognized tax benefits. Included in this liability amount is approximately $20,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties recorded in income tax expense on our consolidated financial statements included in this annual report on Form 10-K.

A summary of the changes in the gross amount of unrecognized tax benefits is as follows:

December 31, 2015
(Dollars in thousands)
Balance at January 1, 2015	$508
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(417)
Related interest and penalties, net of federal tax benefits	9
Balance as of December 31, 2015	$100

The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following:

	December 31,
	2013	2014	2015
	(Dollars in thousands)
Current:
Federal	$—	$—	$—
State	193	269	249
	193	269	249
Deferred:
Federal	(1,075)	3,932	6,234
State	(3,310)	564	212
	(4,385)	4,496	6,446
Provision for (benefit from) income taxes	$(4,192)	$4,765	$6,695

Discontinued operations are reported net of the tax benefit of $(0.02) million in 2013.

The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2014	2015
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$8,045	$9,699
Net operating loss, AMT credit and other carryforwards	72,618	71,593
State taxes	108	114
Other	3,821	3,785
Total deferred tax assets	84,592	85,191
Valuation allowance for deferred tax assets	(2,952)	(2,771)
Net deferred tax assets	$81,640	$82,420
Deferred tax liabilities:
Excess of net book value of property and equipment and software for financial reporting purposes over tax basis	$3,000	$2,826
Excess of net book value of intangible assets for financial reporting purposes over tax basis	118,773	127,078
Interest rate swap	187	(315)
Unrecognized tax benefits	508	100
Other	128	—
Total deferred tax liabilities	122,596	129,689
Net deferred tax liabilities	$(40,956)	$(47,269)

The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following:

	December 31,
	2013	2014	2015
	(Dollars in thousands)
Current:
Federal	$—	$—	$—
State	193	269	249
	193	269	249
Deferred:
Federal	(1,075)	3,932	6,234
State	(3,310)	564	212
	(4,385)	4,496	6,446
Provision for (benefit from) income taxes	$(4,192)	$4,765	$6,695

Discontinued operations are reported net of the tax benefit of $(0.02) million in 2013.

The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2014	2015
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$8,045	$9,699
Net operating loss, AMT credit and other carryforwards	72,618	71,593
State taxes	108	114
Other	3,821	3,785
Total deferred tax assets	84,592	85,191
Valuation allowance for deferred tax assets	(2,952)	(2,771)
Net deferred tax assets	$81,640	$82,420
Deferred tax liabilities:
Excess of net book value of property and equipment and software for financial reporting purposes over tax basis	$3,000	$2,826
Excess of net book value of intangible assets for financial reporting purposes over tax basis	118,773	127,078
Interest rate swap	187	(315)
Unrecognized tax benefits	508	100
Other	128	—
Total deferred tax liabilities	122,596	129,689
Net deferred tax liabilities	$(40,956)	$(47,269)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2014	2015
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$8,153	$9,813
Deferred income tax liability per balance sheet	(49,109)	(57,082)
	$(40,956)	$(47,269)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2013	2014	2015
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$(2,411)	$3,584	$6,246
Effect of state taxes, net of federal	(2,025)	542	300
Permanent items	270	613	445
Other, net	(26)	26	(296)
Provision for income taxes	$(4,192)	$4,765	$6,695

At December 31, 2015, we had net operating loss carryforwards for federal income tax purposes of approximately $156.2 million that expire in 2020 through 2034 and for state income tax purposes of approximately $981.0 million that expire in years 2016 through 2034. For financial reporting purposes at December 31, 2015, we had a valuation allowance of $2.8 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards that may not be realized.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $16.9 million, $17.9 million and $19.1 million in 2013, 2014 and 2015, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015, are as follows:

	Related Parties	Other	Total
	(Dollars in thousands)
2016	$1,530	$10,317	$11,847
2017	1,190	10,034	11,224
2018	445	9,163	9,608
2019	179	8,308	8,487
2020	183	7,763	7,946
Thereafter	3,626	34,571	38,197
	$7,153	$80,156	$87,309

NOTE 12. STOCK INCENTIVE PLAN

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

During the year ending December 31, 2014, the Board of Directors accelerated the vesting period for three outstanding stock awards issued to an employee. This accelerated vesting resulted in additional compensation expense of $30,000 recognized in the fourth quarter of 2014. The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$766	$1,025	$474
Restricted stock shares compensation expense included in corporate expenses	481	—	34
Stock option compensation expense included in broadcast operating expenses	302	325	130
Stock option compensation expense included in Internet operating expenses	253	165	92
Stock option compensation expense included in publishing operating expenses	47	61	41
Total stock-based compensation expense, pre-tax	$1,849	$1,576	$771
Tax benefit (expense) from stock-based compensation expense	(740)	(630)	(308)
Total stock-based compensation expense, net of tax	$1,109	$946	$463

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
Expected volatility	100.78%	74.98%	52.37%
Expected dividends	2.05%	2.70%	4.28%
Expected term (in years)	6.6	7.8	3.0
Risk-free interest rate	1.06%	2.27%	0.85%

Stock option information with respect to the company’s stock-based equity plans during the three years ended December 31, 2015 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,927,099	$4.37	$3.45	5.4 years	$3,899
Granted	735,750	6.93	4.90		1,303
Exercised	(410,983)	3.46	2.47		1,883
Forfeited or expired	(89,799)	12.30	7.43		72
Outstanding at December 31, 2013	2,162,067	$5.09	$3.57	5.5 years	$8,491
Exercisable at December 31, 2013	514,751	6.29	4.52	2.7 years	1,919
Expected to Vest	1,564,128	$4.71	$3.28	6.4 years	$6,240

Outstanding at January 1, 2014	2,162,067	$5.09	$3.57	5.5 years	$8,491
Granted	25,000	8.40	4.73		—
Exercised	(278,837)	4.38	3.43		1,260
Forfeited or expired	(92,026)	12.25	7.89		43
Outstanding at December 31, 2014	1,816,204	$4.88	$3.39	4.8 years	$5,718
Exercisable at December 31, 2014	663,417	5.32	3.90	3.0 years	2,015
Expected to Vest	1,094,574	$4.62	$3.10	5.9 years	$3,515

Outstanding at January 1, 2015	1,816,204	$4.88	$3.39	5.5 years	$5,718
Granted	10,000	6.08	1.98		—
Exercised	(163,994)	2.35	1.53		589
Forfeited or expired	(81,087)	10.32	6.93		12
Outstanding at December 31, 2015	1,581,123	$4.87	$3.39	4.3 years	$1,738
Exercisable at December 31, 2015	947,573	4.92	3.54	3.3 years	1,001
Expected to Vest	601,557	$4.80	$3.15	5.6 years	$700

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2015 of $4.98 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2013, 2014 and 2015 was $0.8 million, $1.9 million and $1.5 million, respectively.

Non-employee directors of the company have been awarded restricted stock grants that vest one year from the date of issuance. During the twelve months ended December 31, 2013, the company granted restricted stock awards to certain members of management. These restricted stock awards vested immediately, but contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until the three-month anniversary from the grant date. During the twelve months ended December 31, 2015, the company granted restricted stock awards to non-employee directors that vest one year from the date of issuance. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until the sooner of the fifth anniversary from the grant date or the day after the non-employee director is no longer a member of the company’s board. The restricted stock awards were independent of option grants and were granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the date of grant.

The fair values of shares of restricted stock awards are determined based on the closing price of the company’s common stock on the grant dates. Information regarding the company’s restricted stock during the year ended December 31, 2013 and 2015 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2013	—	$—	5.4 years	$3,899
Granted	79,810	6.02		1,303
Lapsed	(79,810)	6.02		1,883
Forfeited	(89,799)	—		72
Outstanding at December 31, 2013	—	$—	5.5 years	$8,491

Non-Vested at January 1, 2015	—	$—		$—
Granted	10,000	5.83	1.0 years	61
Lapsed	—			—
Forfeited or expired	(2,000)	5.83		10
Outstanding at December 31, 2015	8,000	$5.83	0.2 years	$40

As of December 31, 2015, there was $0.3 million of total unrecognized compensation cost related to non-vested awards of stock options. This cost is expected to be recognized over a weighted-average period of 1.03 years.

Additional information regarding options outstanding as of December 31, 2015, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted Average
Range of		Remaining	Average	Exercisable	Grant Date
Exercise Prices	Options	(Years)	Exercise Price	Options	Fair Value
$ 0.36 - $ 3.00	737,746	4.5	$2.59	401,246	$1.71
$ 3.01 - $ 6.00	146,214	2.0	5.13	145,414	4.20
$ 6.01 - $ 9.00	679,938	4.6	6.97	375,688	4.86
$ 9.01 - $ 12.00	22,350	0.2	11.80	22,350	8.80
$ 12.01 - $ 15.00	2,875	0.3	13.20	2,875	9.78
$ 0.36 - $ 15.00	1,589,123	4.2	$4.84	947,573	$3.40

NOTE 13. RELATED PARTY TRANSACTIONS

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

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2015, 2014 and 2013 amounted to $180,000, $175,000 and $170,000, respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board. Rental expense under these leases included in operating expense for 2015, 2014 and 2013 amounted to $1.3 million, $1.3 million and $1.2 million, respectively.

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

Truth For Life—Mr. Riddle and Mrs. Weinberg

Truth For Life is a non-profit organization that is a customer of Salem Media Group, Inc. During 2015, 2014 and 2013, the company billed Truth For Life approximately $2.2 million, $2.2 million and $2.1 million, respectively, for airtime on its stations. Mr. Riddle, a director of the company, joined the Truth for Life board in October 2010 and remains a member of this board. Mrs. Allyson Weinberg is the wife of the company’s former director Dennis M. Weinberg, who did not stand for re-election to the board at the 2013 Annual Meeting of Stockholders. Mrs. Weinberg joined the board of Truth for Life in April 2011 and remains a member of this board.

Know the Truth - Mr. Riddle

Know the Truth is a non-profit organization that is a customer of Salem Media Group, Inc. During 2015, 2014 and 2013, the company billed Know the Truth approximately $0.4 million, $0.5 million and $0.4 million, respectively, for airtime on its stations. Mr. Riddle, a director of the company, joined the Know the Truth board in 2010 and remains a member of this board.

Split-Dollar Life Insurance

The company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. During 2011, the then existing policies were cancelled and new policies were entered. The company is the owner of the policies and is entitled to recover all of the premiums paid on these policies. The company records an asset based on the lower of the aggregate premiums paid or insurance cash surrender value. The premiums were $386,000 for each of the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, 2014, and 2013 we recorded net assets of $2.5 million, $1.9 million and $1.6 million, respectively. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the company rents aircraft from a company owned by Edward G. Atsinger III, Chief Executive Officer and director of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis at what the company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2015, 2014 and 2013 amounted to approximately $133,000, $274,000 and $239,000, respectively.

NOTE 14. DEFINED CONTRIBTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The plan previously allowed for a company match of 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period. The company match was temporarily suspended in July 2008 as part of an extensive cost-reduction program. The company match was reinstated effective January 1, 2012 under new terms that allow for a company match of 50% on the first 5% of the amounts contributed by each participant. During the years ending December 31, 2015, 2014 and 2013, the company contributed and expensed $1.9 million, $1.7 million and $1.4 million, respectively, into the 401(k) Plan.

NOTE 15. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” As a result, $0.8 million, $1.6 million and $1.8 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2013:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 1, 2015	December 29, 2015	$0.0650	$1,656
September 1, 2015	September 30, 2015	$0.0650	$1,655
June 2, 2015	June 30, 2015	$0.0650	$1,654
March 5, 2015	March 31, 2015	$0.0650	$1,647
December 2, 2014	December 29, 2014	$0.0650	$1,646
September 2, 2014	September 30, 2014	$0.0625	$1,579
May 27, 2014	June 30, 2014	$0.0600	$1,514
March 6, 2014	March 31, 2014	$0.0575	$1,444
November 20, 2013	December 27, 2013	$0.0550	$1,376
September 12, 2013	October 4, 2013	$0.0525	$1,308
May 30, 2013	June 28, 2013	$0.0500	$1,240
March 18, 2013	April 1, 2013	$0.0500	$1,234

Based on the number of shares of Class A and Class B currently outstanding, and the currently approved distribution amount, we expect to pay total annual distributions of approximately $6.6 million for the year ended December 31, 2016.

NOTE 16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected financial results of the company on a quarterly basis.

	March 31		June 30		September 30		December 31
	2014	2015	2014	2015	2014	2015	2014	2015
	(Dollars in thousands, except per share data)
Total revenue	$62,344	$61,856	$68,637	$67,293	$69,608	$67,491	$65,947	$69,147
Operating income	5,331	5,703	7,491	9,254	8,847	8,800	6,947	9,265
Net income before discontinued operations	431	295	1,263	3,523	3,743	2,077	38	5,255
Net income	$431	$295	$1,263	$3,523	$3,743	$2,077	$38	$5,255
Basic earnings per share	$0.02	$0.01	$0.05	$0.14	$0.14	$0.08	$—	$0.20
Basic earnings per share from continuing operations	$0.02	$0.01	$0.05	$0.14	$0.14	$0.08	$—	$0.20
Diluted earnings per share	$0.02	$0.01	$0.05	$0.14	$0.14	$0.08	$—	$0.20
Diluted earnings per share from continuing operations	$0.02	$0.01	$0.05	$0.14	$0.14	$0.08	$—	$0.20
Weighted average shares outstanding – basic	25,064,982	25,346,499	25,172,696	25,429,127	25,536,397	25,459,962	25,573,162	25,471,342
Weighted average shares outstanding – diluted	25,881,811	25,921,118	25,950,600	25,829,493	26,265,957	25,907,651	26,226,332	25,893,015

NOTE 17. SEGMENT DATA

FASB ASC Topic 280, “Segment Reporting,” requires companies to provide certain information about their operating segments. We have two reportable segments, radio broadcasting and digital media. Digital media (formerly “Internet and e-commerce”) became a reportable segment as of the first quarter of 2011 upon the realization of organic and acquisition-related revenue growth. Our acquisition of Eagle Publishing on January 10, 2014, which included Regnery Publishing, Eagle Financial Publications, Eagle Wellness, Human Events and Red State, resulted in operational changes in our business and a realignment of our operating segments. We now have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing.

We changed the composition of our operating segments to reflect management’s view of the operating results for each segment during the fourth quarter of 2014. Under our new composition, digital revenue generated by our broadcast stations is now reported under broadcast operating revenue, as the station sales team and general manager are responsible for this digital revenue under their bonus and commission structure. Digital revenue from our broadcast stations was previously reported as Internet and e-Commerce revenue. E-book revenue is now reported under Publishing revenue as sales goals and bonuses for Eagle Regnery Publishing are inclusive of sales of e-books. The sale of e-books was previously reported as Internet & e-commerce revenue. Additionally, we have allocated specific corporate departments, such as engineering, broadcast operations, digital and publishing within their respective operating segments. Corporate expenses as revised include unallocated expenses, such as accounting and finance, human resources, and other shared functions.

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

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury; nor do they include costs such as amortization, depreciation, taxes or interest expense. Changes to our operating segments did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented are updated to reflect the new composition of our operating segments.

Segment performance, as we define it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. The table below presents financial information for each operating segment as of December 31, 2015, 2014 and 2013 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2015
Net revenue	$196,090	$45,855	$23,842	$—	$265,787
Operating expenses	140,230	35,969	24,774	15,146	216,119
Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration (gain) loss on the sale or disposal of assets	$55,860	$9,886	$(932)	$(15,146)	$49,668
Depreciation	7,659	3,158	637	963	12,417
Amortization	91	4,690	542	1	5,324
Impairment of goodwill	439	—	—	—	439
Change in estimated fair value of contingent earn-out consideration	—	(478)	(1,237)	—	(1,715)
(Gain) loss on the sale or disposal of assets	219	11	(58)	9	181
Net operating income (loss) from continuing operations	$47,452	$2,505	$(816)	$(16,119)	$33,022
Year Ended December 31, 2014
Net revenue	$192,923	$46,862	$26,751	$—	$266,536
Operating expenses	138,564	36,232	26,143	17,092	218,031
Net operating income (loss) before depreciation, amortization, impairments and (gain) loss on the sale or disposal of assets	$54,359	$10,630	$608	$(17,092)	$48,505
Depreciation	7,923	3,052	529	1,125	12,629
Amortization	98	4,885	1,212	1	6,196
Impairment of indefinite-lived long-term assets other than goodwill	—	—	34	—	34
Impairment of goodwill	—	—	45	—	45
Change in estimated fair value of contingent earn-out consideration	—	325	409	—	734
(Gain) loss on the sale or disposal of assets	231	25	(5)	—	251
Net operating income (loss) from continuing operations	$46,107	$2,343	$(1,616)	$(18,218)	$28,616

Year Ended December 31, 2013
Net revenue	$188,544	$35,156	$13,234	$—	$236,934
Operating expenses	129,857	25,741	14,280	16,081	185,959
Net operating income (loss) before depreciation, amortization, impairment and (gain) loss on the sale or disposal of assets	$58,687	$9,415	$(1,046)	$(16,081)	$50,975
Depreciation	7,934	2,904	444	1,166	12,448
Amortization	154	2,654	6	—	2,814
Impairment of indefinite-lived long-term assets other than goodwill	—	—	1,006	—	1,006
Impairment of goodwill	—	—	438	—	438
(Gain) loss on the sale or disposal of assets	(274)	—	—	10	(264)
Net operating income (loss) from continuing operations	$50,873	$3,857	$(2,940)	$(17,257)	$34,533

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2015
Inventories, net	$—	$505	$388	$—	$893
Property and equipment, net	88,788	7,033	1,742	7,920	105,483
Broadcast licenses	393,031	—	—	—	393,031
Goodwill	3,581	19,930	1,044	8	24,563
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	492	9,599	1,385	5	11,481
As of December 31, 2014
Inventories, net	$—	$222	$350	$—	$572
Property and equipment, net	81,948	7,111	1,941	8,227	99,227
Broadcast licenses	385,726	—	—	—	385,726
Goodwill	3,955	19,677	1,044	8	24,684
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	583	9,884	1,926	2	12,395

The table below presents financial information for each operating segment as of December 31, 2014 and 2013 with a comparison of the results under the prior composition of our operating segments as compared to the new composition:

	Year Ending December 31,
	2013		2014
	As Reported Original	As Updated New	As updated Original	As Reported New
	(Dollars in thousands)
Revenues by Segment:
Net Broadcast Revenue	$183,697	$188,544	$187,815	$192,923
Net Digital Media Revenue	40,906	35,156	55,519	46,862
Net Publishing Revenue	12,331	13,234	23,202	26,751
Total Net Revenue	$236,934	$236,934	$266,536	$266,536
Operating expenses by segment:
Broadcast Operating Expenses	$122,862	$129,857	$130,875	$138,564
Digital Media Operating Expenses	28,378	25,741	41,067	36,232
Publishing Operating Expenses	13,289	14,280	23,052	26,143
Unallocated Corporate Expenses	21,430	16,081	23,037	17,092
	$185,959	$185,959	$218,031	$218,031
Net operating income (loss) before depreciation, amortization, impairments and (gain) loss on the sale or disposal of assets	$50,975	$50,975	$48,505	$48,505

NOTE 18. SUBSEQUENT EVENTS

On March 10, 2016, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock.  The equity distribution will be paid on April 5, 2016 to all Class A and Class B common stockholders of record as of March 22, 2016.

On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million of which $2.7 million of cash, was paid upon close, $0.3 million is due upon finalization of banking arrangements for revenue receipts, $0.4 million is due 90 days from the closing date, and three deferred payments of $0.2 million each are due 180, 270 and 360 days from the close, respectively.

On March 2, 2016, we entered into a related party lease with trusts created for the benefit of Edward G. Atsinger III, Chief Executive Officer, and Stuart W. Epperson, Chairman of the Board. The lease is for real property used to operate radio station KNUS-AM in Denver, Colorado. Our Nominating and Corporate Governance Committee reviewed the lease and lease terms and determined that the terms of the transaction were no less favorable to Salem than those that would be available in a comparable transaction in arm’s length dealings with an unrelated third party.

On February 22, 2016, we entered an APA to acquire an FM Translator in Amherst, New York for $60,000 in cash. The transaction is expected to close in the first half of 2016.

On January 27, 2016, we entered an APA to acquire a construction permit for an FM Translator in Charlotte, Michigan for $50,000 in cash. The transaction is expected to close in the first half of 2016.

On January 27, 2016, we entered an APA to acquire a construction permit for an FM Translator in Kerrville, Texas for $50,000 in cash. The transaction is expected to close in the first half of 2016.

On January 25, 2016, we entered an APA to acquire an FM Translator in Lincoln, Maine for $100,000 in cash. The transaction is expected to close in the first half of 2016.

On January 25, 2016, we entered an APA to acquire a construction permit for an FM Translator in Atwood, Kentucky for $88,000 in cash. The transaction is expected to close in the first half of 2016.

On January 25, 2016, we entered an APA to acquire a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The transaction is expected to close in the first half of 2016.

On December 15, 2015, we entered an APA to acquire an FM Translator in Columbus, Ohio for $0.4 million in cash. The transaction is expected to close in the first half of 2016.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission using the 2013 framework.

Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

(c) Attestation Report of Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Salem Media Group, Inc.

We have audited Salem Media Group, Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ SingerLewak LLP

Los Angeles, California

March 11, 2016

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

2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2013, 2014 and 2015 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM MEDIA GROUP, INC.
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2013 Allowance for Doubtful Accounts	8,926	3,456	(1,573)	10,809
Year Ended December 31, 2014 Allowance for Doubtful Accounts and Sales Returns	10,809	3,026	(1,108)	12,727
Year Ended December 31, 2015 Allowance for Doubtful Accounts and Sales Returns	12,727	1,733	(981)	13,479

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Company.	8-K	333-41733-29	04/14/99	3.1
3.02	Certificate of Amendment of Certificate of Incorporation of the Company	8-K	000-26497	02/23/15	3.1
3.03	Second Amended and Restated Bylaws of the Company	8-K	000-26497	02/23/15	3.3
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09
4.02	Indenture, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.	8-K	000-26497	12/03/09	4.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
4.03	Form of 9.625% Senior Secured Second Lien Notes due 2016 (filed as part of Exhibit 4.21).	8-K	000-26497	12/03/09	4.2
4.04	Second Lien Security Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.	8-K	000-26497	12/03/09	4.3
4.05	Registration Rights Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent and Banc of America Securities LLC, as Representative of the Initial Purchasers.	8-K	000-26497	12/03/09	4.4
4.06	Third Supplemental Indenture, dated as of November 30, 2009, among Salem Communications Holding Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	000-26497	12/03/09	4.5
10.01	Employment Agreement, dated July 1, 2013 between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	03/11/13	99.1
10.02	Employment Agreement, dated July 1, 2013 between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/09/13	10.02.07

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.03	Employment Agreement dated January 1, 2014 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	12/17/13	99.5
10.04	Employment Agreement dated January 1, 2014 between Salem Communications Holding Corporation and David Santrella.	8-K	000-26497	12/17/13	99.3
10.05	Employment Agreement dated January 1, 2014 between Salem Communications Holding Corporation and Francis W. Wright.	8-K	000-26497	12/17/13	99.2
10.06	Employment Agreement, effective as of September 15, 2014, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/19/14	99.1
10.07.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.07.02	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.07.03	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07.04	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09
10.07.05	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.07.06	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.07.07	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Atsinger Family Trust/Epperson Family Limited Partnership expiring 2009.	10-K	000-26497	03/30/00	10.05.13
10.07.08	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.07.09	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07.10	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.07.11	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.07.12	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.07.12.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01
10.07.12.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02
10.07.13	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.07.14	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07.15	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K	000-26497	03/31/99	10.05.23
10.07.16	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.07.17	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25
10.07.18	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20
10.07.19	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21
10.07.20	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.22
10.07.21	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07.22	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24
10.07.23	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25
10.07.24	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26
10.07.25	Lease Agreement, dated April 8, 2008, between Pennsylvania Media Associates, Inc. (WFIL-AM and WNTP-AM/Philadelphia, PA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.27
10.08.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.02
10.08.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.03

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.08.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.04
10.08.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.05
10.09.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through June 3, 2009).	8-K	000-26497	06/09/09	10.08.04.01
10.09.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.09.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.10	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11
10.11	Intercreditor Agreement dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto, Bank of America, N.A., as first lien agent and control agent and the Collateral Agent.	8-K	000-26497	12/03/09	10.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.12.01	Credit Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, as the borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender, L/C Issuer and a Lender, the other Lenders party thereto, Banc of America Securities LLC, as Joint Lead Arranger and Sole Book Manager, Barclays Capital and ING Capital LLC, as Joint Lead Arrangers, Barclays Capital, as Syndication Agent, and ING Capital LLC, as Documentation Agent.	8-K	000-26497	12/03/09	10.2
10.12.02	Amendment No. 1 and Waiver to Credit Agreement dated as of November 1, 2010, among Salem Communications Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender party thereto.	8-K	000-26497	11/14/10	99.2
10.12.03	Second Amendment to the Credit Agreement dated as of November 15, 2011 by and between Salem Communications Corporation and Wells Fargo Bank, N.A.	8-K	000-26497	11/21/11	10.1
10.13	First Lien Security Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	12/03/09	10.3

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.14	Increase Joinder dated as of November 1, 2010 among Salem Communications Corporation, Wells Fargo Bank, National Association, the Guarantors party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	11/4/10	99.1
10.15	Affiliate Line of Credit, dated as of November 17, 2011 between Salem Communications Corporation and Edward G. Atsinger III.	10-K	000-26497	03/9/12	10.16
10.16	Affiliate Line of Credit, dated as of November 17, 2011 between Salem Communications Corporation and Stuart W. Epperson.	10-K	000-26497	03/9/12	10.16
10.17.01	Affiliate Line of Credit dated as of May 1, 2012 between Salem Communications Corporation and Roland S. Hinz.	10-Q	000-26497	08/09/12	10.19
10.17.02	Amended and Restated Affiliate Line of Credit, dated as of September 12, 2012 between Salem Communications Corporation and Roland S. Hinz.	8-K	000-26497	09/17/12	99.1
10.18.01	Business Loan Agreement dated as of May 21, 2012 between Salem Communications Corp. and First California Bank.	10-Q	000-26497	08/09/12	10.20.01
10.18.02	Promissory Note dated May 21, 2012 between Salem Communications Corporation and First California Bank.	10-Q	000-26497	08/09/12	10.20.02
10.18.03	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, First California Bank and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.03

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.18.04	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Edward G. Atsinger III and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.04
10.18.05	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Stuart W. Epperson and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.05
10.18.06	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Roland Hinz and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.06
10.18.07	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Atsinger Family Trust and First California Bank.	10-Q	000-26497	08/09/12	10.20.07
10.18.08	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Edward G. Atsinger III and First California Bank.	10-Q	000-26497	08/09/12	10.20.08
10.18.09	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, The Stuart W. Epperson Revocable Living Trust under agreement dated January 14, 1993, as amended and First California Bank.	10-Q	000-26497	08/09/12	10.20.09
10.18.10	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Stuart W. Epperson and First California Bank.	10-Q	000-26497	08/09/12	10.20.10

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.19.01	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	8-K	000-26497	03/14/13	10.1
10.19.02	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.2
10.20	Separation and General Release Agreement with Frank Wright	-	-	-	-
14	Code of Ethics	-	-	-	-	X
21	Subsidiaries Salem Media Group, Inc.	-	-	-	-	X
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.2	Consent of Bond & Pecaro, Inc., dated January 8, 2015.	-	-	-	-	X
23.4	Consent of Noble Financial Capital Markets Capital Markets dated March 4, 2015.	-	-	-	-	X

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Annual Report on Form 10K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM MEDIA GROUP, INC.
March 11, 2016
	By:	/s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer
March 11, 2016
	By:	/s/ EVAN D. MASYR

Evan D. Masyr
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	Chief Executive Officer
Edward G. Atsinger III	(Principal Executive Officer)	March 11, 2016

/s/ EVAN D. MASYR	Executive Vice President and Chief Financial Officer
Evan D. Masyr	(Principal Financial Officer and Principal Accounting Officer)	March 11, 2016

/s/ STUART W. EPPERSON	Chairman
Stuart W. Epperson		March 11, 2016

/s/ ROLAND S. HINZ	Director
Roland S. Hinz		March 11, 2016

/s/ JONATHAN VENVERLOH	Director
Jonathan Venverloh		March 11, 2016

/s/ RICHARD A. RIDDLE	Director
Richard A. Riddle		March 11, 2016

/s/ JAMES KEET LEWIS	Director
James Keet Lewis		March 11, 2016

/s/ ERIC HALVORSON	Director
Eric Halvorson		March 11, 2016

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
21	Subsidiaries of Salem Media Group Incorporated.
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Bond & Pecaro, Inc.
23.4	Consent of Noble Financial Capital Markets
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.

