Form 10-Q
period 2016-03-31
SALEM MEDIA GROUP, INC. /DE/
filed 2016-05-06
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 2, 2016
Common Stock, $0.01 par value per share	19,957,859 shares

Class B	Outstanding at May 2, 2016
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2015 (Note 1)	March 31, 2016 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98	$84
Trade accounts receivable (net of allowances of $13,479 in 2015 and $11,113 in 2016)	36,029	31,845
Other receivables (net of allowances of $217 in 2015 and $373 in 2016)	1,981	2,399
Inventories (net of reserves of $1,855 in 2015 and $2,034 in 2016)	893	871
Prepaid expenses	6,285	6,140
Deferred income taxes	9,813	9,813
Assets held for sale	1,700	1,700
Total current assets	56,799	52,852
Notes receivable (net of allowances of $528 in 2015 and $490 in 2016)	173	130
Property and equipment (net of accumulated depreciation of $162,382 in 2015 and $160,963 in 2016)	105,483	105,229
Broadcast licenses	393,031	393,074
Goodwill	24,563	24,784
Other indefinite-lived intangible assets	833	833
Amortizable intangible assets (net of accumulated amortization of $39,454 in 2015 and $40,597 in 2016)	11,481	13,760
Deferred financing costs	151	133
Other assets	2,500	2,855
Total assets	$595,014	$593,650
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,177	$4,174
Accrued expenses	11,301	11,262
Accrued compensation and related expenses	8,297	9,301
Accrued interest	16	52
Current portion of deferred revenue	13,128	11,039
Income tax payable	73	262
Current portion of long-term debt and capital lease obligations	5,662	6,108
Total current liabilities	43,654	42,198
Long-term debt and capital lease obligations less unamortized discount and debt issuance costs, net of current portion	269,093	266,959
Fair value of interest rate swap	798	2,556
Deferred income taxes	57,082	57,203
Deferred revenue less current portion	13,930	14,272
Other long-term liabilities	636	68
Total liabilities	385,193	383,256
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,246,134 and 22,267,759 issued and 19,928,484 and 19,950,109 outstanding at December 31, 2015 and March 31, 2016, respectively	223	223
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2015 and March 31, 2016, respectively	56	56
Additional paid-in capital	241,780	242,000
Accumulated earnings	1,768	2,121
Treasury stock, at cost (2,317,650 shares at December 31, 2015 and March 31, 2016)	(34,006)	(34,006)
Total stockholders’ equity	209,821	210,394
Total liabilities and stockholders’ equity	$595,014	$593,650

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2016
Net broadcast revenue	$46,539	$48,471
Net digital media revenue	10,791	11,284
Net publishing revenue	4,526	4,820
Total net revenue	61,856	64,575
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $365 and $408 for the three months ended March 31, 2015 and 2016, respectively, paid to related parties)	33,917	35,988
Digital media operating expenses, exclusive of depreciation and amortization shown below	9,000	9,186
Publishing operating expenses, exclusive of depreciation and amortization shown below	4,497	4,948
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $33 and $98 for the three months ended March 31, 2015 and 2016, respectively, paid to related parties)	3,991	4,213
Depreciation	3,172	2,992
Amortization	1,329	1,143
Change in the estimated fair value of contingent earn-out consideration	118	(128)
Loss on the sale or disposal of assets	129	150
Total operating expenses	56,153	58,492
Operating income	5,703	6,083
Other income (expense):
Interest income	1	1
Interest expense	(3,804)	(3,796)
Change in the fair value of interest rate swap	(1,420)	(1,758)
Loss on early retirement of long-term debt	(41)	(9)
Net miscellaneous income and expenses	7	—
Income from operations before income taxes	446	521
Provision for income taxes	151	168
Net income	$295	$353

Basic earnings per share data:
Basic earnings per share	$0.01	$0.01
Diluted earnings per share data:
Diluted earnings per share	$0.01	$0.01
Distributions per share	$0.06	$—
Basic weighted average shares outstanding	25,346,499	25,485,234
Diluted weighted average shares outstanding	25,921,118	25,802,958

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
OPERATING ACTIVITIES
Net income	$295	$353
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	331	199
Tax benefit related to stock options exercised	60	(10)
Depreciation and amortization	4,501	4,135
Amortization of bank loan fees	158	160
Accretion of discount on Term Loan B	46	52
Accretion of acquisition-related deferred payments and contingent consideration	91	29
Provision for bad debts	385	135
Deferred income taxes	35	121
Change in the fair value of interest rate swap	1,420	1,758
Change in the estimated fair value of contingent earn-out consideration	118	(128)
Loss on early retirement of long-term debt	41	9
Loss on the sale or disposal of assets	129	150
Changes in operating assets and liabilities:
Accounts receivable	5,870	6,777
Inventories	(69)	22
Prepaid expenses and other current assets	(451)	145
Accounts payable and accrued expenses	(1,513)	1,741
Deferred revenue	(4,432)	(4,759)
Other liabilities	70	—
Income taxes payable	53	189
Net cash provided by operating activities	7,138	11,078
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances and non-cash transactions from trade agreements	(2,040)	(2,427)
Capital expenditures reimbursable under tenant improvement allowances and non-cash transactions from trade agreements	(767)	(200)
Escrow deposits related to acquisitions	(188)	(122)
Purchases of broadcast assets and radio stations	(1,235)	—
Purchases of digital media businesses and assets	(122)	(2,700)
Purchases of publishing businesses assets	—	(3)
Other	(245)	(226)
Net cash used in investing activities	(4,597)	(5,678)
FINANCING ACTIVITIES
Payments under Term Loan B	(2,000)	(1,559)
Proceeds from borrowings under Revolver	8,414	12,902
Payments under Revolver	(9,715)	(13,207)
Payments of acquisition-related contingent earn-out consideration	(300)	(83)
Payments of deferred installments on acquisitions	—	(2,521)
Proceeds from the exercise of stock options	175	31
Payments of capital lease obligations	(30)	(27)
Payment of cash distributions on common stock	(1,647)	—
Book overdraft	2,711	(950)
Net cash used in financing activities	(2,392)	(5,414)
Net increase in cash and cash equivalents	149	(14)
Cash and cash equivalents at the beginning of year	33	98
Cash and cash equivalents at end of period	$182	$84

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$3,512	$3,547
Cash paid (received) for income taxes	$4	$(131)
Other supplemental disclosures of cash flow information:
Trade revenue	$1,683	$1,040
Trade expense	$1,591	$1,055
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$756	$200
Non-cash capital expenditures for property & equipment acquired under trade agreements	$11	$—
Estimated present value of contingent earn-out consideration	$158	$—
Current value of deferred cash payments (short-term)	$—	$1,300

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

Information with respect to the three months ended March 31, 2016 and 2015 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2015. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2015 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network) and Salem Media RepresentativesTM (“SMR”). SRN, SNN, SMN and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem owned and operated stations. SMR, a national advertising sales firm with offices in ten U.S. cities, specializes in placing national advertising on religious and other commercial radio stations.

Web-based and digital content has been a significant growth area for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web-based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications, which provide general market analysis and non-individualized investment strategies from financial commentators on a subscription basis. Church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States.

Digital media also includes our e-commerce sites, Salem Consumer Products (“SCP”), Eagle Wellness and Gene Smart Wellness. SCP is our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities. Eagle Wellness and Gene Smart Wellness are e-commerce sites that offer health advice and nutritional products.

Our publishing operating segment is comprised of three businesses. Regnery Publishing is a traditional book publisher that has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D'Souza. Xulon Press provides self-publishing services to authors. Salem Publishing™ produces and distributes five print magazines and one digital magazine.

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation,” which requires VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with variations in factors other than the amount of investment in the entity.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of March 31, 2016, we did not consolidate any entities with which we entered into LMAs or TBAs under the guidance in FASB ASC Topic 810.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the adoption of FASB Accounting Standards Update (“ASU”) 2015-03 and ASU 2015-15, which require that debt issuance costs, with the exception of costs associated with obtaining line-of-credit arrangements, to be reported as a reduction of the debt liability rather than as a deferred cost asset. The adoption of ASU 2015-03 and ASU 2015-15 is reported as a change in accounting principle and discussed in detail in Note 10 – Notes Payable and Long-Term Debt.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASUs to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. Described below are ASUs that are not yet effective but may be applicable to our financial position, results of operations, cash flows, or presentation thereof. ASUs not listed below were assessed and determined to be not applicable to our financial position, results of operations, cash flows, or presentation thereof.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016. Early application is permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” that deferred the effective date of the new standard by one year. The new standard is now effective as of the first interim period within annual reporting periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance in U.S. GAAP. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The FASB and the International Accounting Standards Board (“IASB”) formed a Transition Resource Group (TRG”) to discuss implementation issues and inform the IASB and the FASB of interpretive issues arising during implementation of the revenue recognition standard. The TRG does not issue guidance. To date, the FASB has issued exposure drafts and two additional ASUs to amend or clarify select items in the original guidance. In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” that clarifies principal versus agent reporting of revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” that provides clarification and guidance on separately identifiable performance obligations and licenses of intellectual property. We are evaluating the effect that the revenue guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 70% of our total assets as of March 31, 2016 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 15. There were no indications of impairment present as of the period ending March 31, 2016.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment.” We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Our review requires us to estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment present as of the period ending March 31, 2016.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the three month period ending March 31, 2016, we completed or entered into the following transactions:

Debt

On March 31, 2016, we repaid $0.8 million in principal on our term loan of $300.0 million (“Term Loan B”) and paid interest due as of that date.

On March 17, 2016, we repaid $0.8 million in principal on our Term Loan B and paid interest due as of that date. We recorded a $9,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $2,500 in bank loan fees associated with the principal repayment.

Related Party Transactions

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

Acquisitions

On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million of which $2.7 million of cash was paid upon close, $0.3 million is due upon finalization of banking arrangements for revenue receipts, $0.4 million is due 90 days from the closing date, and three deferred payments of $0.2 million each are due 180, 270 and 360 days from the closing date, respectively. We recorded goodwill of $0.2 million associated with the expected synergies to be realized from combining the operations of these applications into our existing digital platform. The accompanying consolidated statement of operations reflects the operating results of King James Bible mobile applications as of the closing date within our digital media operating segment.

Throughout the three month period ending March 31, 2016, we acquired domain names and other assets associated within our publishing operating segment for approximately $3,300 in cash.

A summary of our business acquisitions and asset purchases during the three month period ended March 31, 2016, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
March 8, 2016	King James Bible mobile applications (business acquisition)	$4,000
Various	Purchase of domain names and assets for use in publishing business (asset purchases)	3
		$4,003

The operating results of our business acquisitions and asset purchases are included in our condensed consolidated results of operations from their respective closing date or the date that we began operating them under an LMA or TBA. Under the acquisition method of accounting as specified in FASB ASC Topic 805, “Business Combinations,” the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction.

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees are expensed as incurred in corporate operating expenses. We recognized costs associated with acquisitions of $0.1 million during the three month period ending March 31, 2016 compared to $0.2 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying condensed consolidated statements of operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 15 -Fair Value Measurements. The following table summarizes the total acquisition consideration for the three month period ending March 31, 2016:

Description	Total Consideration
(Dollars in thousands)
Cash payments	$2,703
Deferred payments	1,300
Total purchase price consideration	$4,003

The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Digital Media Assets Acquired	Net Publishing Assets Acquired	Net Total Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$360	$—	$360
Goodwill	221	—	221
Domain and brand names	736	3	739
Customer lists and contracts	2,394	—	2,394
Non-compete agreements	289	—	289
	$4,000	$3	$4,003

Pending Transactions

On February 22, 2016, we entered an APA to acquire an FM Translator in Amherst, New York for $60,000 in cash. The transaction is expected to close in the second quarter half of 2016.

On January 27, 2016, we entered an APA to acquire a construction permit for an FM Translator in Charlotte, Michigan for $50,000 in cash. The transaction is expected to close in the second quarter of 2016.

On January 27, 2016, we entered an APA to acquire a construction permit for an FM Translator in Kerrville, Texas for $50,000 in cash. The transaction is expected to close in the second quarter of 2016.

On January 25, 2016, we entered an APA to acquire an FM Translator in Lincoln, Maine for $100,000 in cash. The transaction closed on May 2, 2016.

On January 25, 2016, we entered an APA to acquire a construction permit for an FM Translator in Atwood, Kentucky for $88,000 in cash. The transaction is expected to close in the second quarter of 2016.

On January 25, 2016, we entered an APA to acquire a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The transaction closed on April 29, 2016.

On December 15, 2015, we entered an APA to acquire an FM Translator in Columbus, Ohio for $0.4 million in cash. The transaction is expected to close in the second quarter of 2016.

We also have the option to acquire radio station KHTE-FM, Little Rock, Arkansas, for $1.2 million in cash during our 36-month TBA that is extendable to 48 months. The TBA began on April 1, 2015, at which time we began programming the station. The accompanying condensed consolidated statements of operations included in this quarterly report on Form 10-Q reflect the operating results of this entity as of the TBA date.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use significant unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 15.

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

Daily Bible Devotion

We acquired Daily Bible Devotion mobile applications on May 6, 2015. We paid $1.1 million in cash upon closing and may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of cumulative session benchmarks for each mobile application. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Bible Devotional Applications to achieve the session benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $165,000, which was recorded at the discounted present value of $142,000. The discount is being accreted to interest expense over the two-year earn out period. We believe that our experience with digital mobile applications and websites provides a reasonable basis for our estimates.

We review the fair value of the contingent earn-out consideration quarterly over the two-year earn-out period to compare actual cumulative sessions achieved to the estimated cumulative sessions used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract, or $0.3 million less amounts paid or expired to date. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the three month period ending March 31, 2016, we paid $75,000 to the seller as contingent earn-out consideration for achieving benchmarks during the earn-out period ended November 6, 2015, which was consistent with our estimates. Due to a decline in the cumulative sessions achieved during the three-month period ending March 31, 2016, we recorded a net decrease of $64,000 in the estimated fair value of the contingent earn-out consideration that is reflected in results of operations for this period.

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

We review the fair value of the contingent earn-out consideration quarterly over the two year earn-out period to compare actual subscription revenue earned to the estimated subscription revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the three month period ending March 31, 2016, we paid $8,000 to the seller as contingent earn-out consideration for amounts earned during the three month earn-out period ended December 31, 2015, which was consistent with our estimates. Due to a decline in the number of subscription renewals received during the three month period ending March 31, 2016, we recorded a net decrease of $7,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million each due January 2015 and January 2016. As part of the purchase agreement, we may pay up to an additional $8.5 million of contingent earn-out consideration during the three year period from the closing date based upon the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $2.4 million, which was recorded at the discounted present value of $2.0 million. The discount is being accreted to interest expense over the three-year earn out period. We believe that our experience with publications, renewal rates and websites provide a reasonable basis for our estimates.

We review the fair value of the contingent earn-out consideration quarterly over the three year earn-out period to compare actual operating revenues earned to the estimated revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract, or $8.5 million less amounts paid or expired to date. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the three month period ending March 31, 2016, we made no cash payments to the seller for amounts earned under the contingent earn-out consideration for the three month earn-out period ended December 31, 2015, which was consistent with our estimates. Based on actual revenues for the period ending March 31, 2016 that were below those used in our prior estimates, we recorded a net decrease in the estimated fair value of the contingent earn-out consideration of $57,000 that is reflected in our results of operations for the this period.

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration during the three month period ending March 31, 2016 and 2015:

	Three Months Ending March 31, 2016
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2016	$173	$602	$775
Acquisitions	—	—	—
Accretion of acquisition-related contingent earn-out consideration	3	7	10
Change in the estimated fair value of contingent earn-out consideration	(74)	(54)	(128)
Reclassification of payments due in next 12 months to short-term	522	(522)	—
Payments	(83)	—	(83)
Ending Balance as of March 31, 2016	$541	$33	$574

	Three Months Ending March 31, 2015
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2015	$1,575	$1,710	$3,285
Acquisitions	88	70	158
Accretion of acquisition-related contingent earn-out consideration	10	15	25
Change in the estimated fair value of contingent earn-out consideration	80	38	118
Reclassification of payments due in next12 month to short-term	798	(798)	—
Payments	(300)	—	(300)
Ending Balance as of March 31, 2015	$2,251	$1,035	$3,286

NOTE 6. INVENTORIES

Inventories consist of finished goods including books from Regnery Publishing and wellness products. All inventories are valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	As of December 31, 2015	As of March 31, 2016
	(Dollars in thousands)
Regnery Publishing book inventories	$2,186	$2,409
Reserve for obsolescence – Regnery Publishing	(1,798)	(1,999)
Inventory net, Regnery Publishing	388	410

Wellness products	$562	$496
Reserve for obsolescence – Wellness products	(57)	(35)
Inventory, net Wellness products	505	461

Consolidated inventories, net	$893	$871

NOTE 7. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	As of December 31, 2015	As of March 31, 2016
	(Dollars in thousands)
Land	$31,565	$31,575
Buildings	25,448	25,431
Office furnishings and equipment	39,040	38,117
Antennae, towers and transmitting equipment	84,296	84,135
Studio, production and mobile equipment	30,598	29,851
Computer software and website development costs	28,134	27,842
Record and tape libraries	55	54
Automobiles	1,298	1,306
Leasehold improvements	20,799	19,883
Construction-in-progress	6,632	7,998
	$267,865	$266,192
Less accumulated depreciation	(162,382)	(160,963)
	$105,483	$105,229

Depreciation expense was approximately $3.2 million and $3.0 million, for the three month period ending March 31, 2015 and 2016, respectively, which includes depreciation of $13,000 for each of periods on a radio station tower valued at $0.8 million under a capital lease obligation. Accumulated depreciation associated with the capital lease was $477,000 and $464,000 at March 31, 2016 and December 31, 2015, respectively.

NOTE 8. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2016
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,403	$(19,220)	$3,183
Domain and brand names	17,358	(11,593)	5,765
Favorable and assigned leases	2,379	(1,909)	470
Subscriber base and lists	7,313	(4,162)	3,151
Author relationships	2,245	(1,559)	686
Non-compete agreements	1,323	(818)	505
Other amortizable intangible assets	1,336	(1,336)	—
	$54,357	$(40,597)	$13,760

	As of December 31, 2015
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$20,009	$(18,914)	$1,095
Domain and brand names	16,619	(11,200)	5,419
Favorable and assigned leases	2,379	(1,887)	492
Subscriber base and lists	7,313	(3,808)	3,505
Author relationships	2,245	(1,523)	722
Non-compete agreements	1,034	(786)	248
Other amortizable intangible assets	1,336	(1,336)	—
	$50,935	$(39,454)	$11,481

Based on the amortizable intangible assets as of March 31, 2016, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2016 (April – Dec)	$3,405
2017	3,285
2018	3,042
2019	2,529
2020	1,229
Thereafter	270
Total	$13,760

NOTE 9. DEFERRED FINANCING COSTS

Deferred financing costs consist of underwriting and legal fees incurred in conjunction with entering our revolving credit facility of $25.0 million (“Revolver”). These costs are being amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. During each of the three month periods ending March 31, 2015 and 2016, we recorded amortization of deferred financing costs of approximately $18,000. As discussed in Note 10, we adopted ASU 2015-03, as amended by ASU 2015-15, as of January 1, 2016, the effective date for Salem. We chose to continue presentation of debt issue costs associated with our Revolver as an asset in accordance with ASU 2015-15. We have retrospectively accounted for the implementation of ASU 2015-03 and ASU 2015-15 as a change in accounting principle. We have reclassified debt issue costs reported on our December 31, 2015 condensed consolidated balance sheet as follows:

	December 31, 2015
	(Dollars in thousands)
	As Reported	As Updated ASU 2015-03
Balance Sheet Line Item:
Deferred financing costs	$2,512	$151

NOTE 10. NOTES PAYABLE AND LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and $25.0 million Revolver. The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three months ended March 31, 2015 and 2016, approximately $46,000 and $52,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, maturing in March 2020. During this term, the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter which began on September 30, 2013. Prepayments may be made against the outstanding balance of our Term Loan B with each prepayment applied ratably to each of the next four principal installments due within 12 months of the prepayment date in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

We made the following payments or prepayments of our Term Loan B during the year ended December 31, 2015 and three month period ending March 31, 2016, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in thousands)
March 31, 2016	$750	$—
March 17, 2016	809	2
January 30, 2015	2,000	15

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” that requires the cost of issuing debt to be recorded as a reduction of the debt proceeds or a reduction of the debt liability, similar to the presentation of debt discounts. Prior to this ASU, debt issue costs were recorded as deferred costs, or long-term intangible assets. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” that amended ASU 2015-03 to reflect the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that line-of-credit arrangement.

We adopted ASU 2015-03, as amended by ASU 2015-15, as of the effective date, or fiscal years beginning after December 31, 2015. We chose to continue presentation of debt issue costs associated with our Revolver as an asset in accordance with ASU 2015-15. We have retrospectively accounted for the implementation of ASU 2015-03 and ASU 2015-15 as a change in accounting principle. We have reclassified debt issue costs reported on our December 31, 2015 consolidated balance sheet as follows:

	December 31, 2015
	(Dollars in thousands)
	As Reported	As Updated ASU 2015-03
Balance Sheet Line Items:
Term Loan B	$273,136	$274,000
Less: Unamortized discount based on imputed interest rate of 4.78%	—	(864)
Less: Unamortized debt issuance costs based on imputed interest rate of 4.78%	—	(2,361)
Term Loan B net carrying value	273,136	270,775
Revolver	3,306	3,306
Capital leases and other loans	674	674
	$277,116	$274,755
Less current portion	(5,662)	(5,662)
Long-term debt and capital lease obligations less unamortized discount and debt issuance costs, net of current portion	$271,454	$269,093

Deferred financing costs	$2,512	$151

Debt issue costs are being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three months ended March 31, 2015 and 2016, approximately $140,000 and $142,000, respectively, of the debt issue costs associated with the Term Loan B were recognized as interest expense and $17,000 and $18,000, respectively, of debt issue costs associated with the Revolver were recognized as interest expense.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo Bank, National Association’s (“Wells Fargo”) base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At March 31, 2016, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 3.44%.

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

The obligations under the credit agreement and the related loan documents are secured by liens on substantially all of the assets of Salem and its subsidiaries, other than certain exceptions set forth in the Security Agreement, dated as of March 14, 2013, among Salem, the subsidiary guarantors party thereto, and Wells Fargo, as Administrative Agent (the “Security Agreement”) and such other related loan documents.

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of March 31, 2016, our leverage ratio was 5.36 to 1 compared to our compliance covenant of 6.00 and our interest coverage ratio was 3.36 compared to our compliance ratio of 2.50. We were in compliance with our debt covenants under the credit facility at March 31, 2016.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2015 and March 31, 2016 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2015	As of March 31, 2016
	(Dollars in thousands)
Term Loan B principal amount	$274,000	$272,441
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(3,225)	(3,022)
Term Loan B net carrying value	270,775	269,419
Revolver	3,306	3,000
Capital leases and other loans	674	648
	274,755	273,067
Less current portion	(5,662)	(6,108)
	$269,093	$266,959

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2016:

•	Outstanding borrowings of $272.4 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and
•	Outstanding borrowings of $3.0 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.
•	Commitment fees of 0.50% on any unused portion of the revolver.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements and capital lease obligations outstanding at March 31, 2016 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2017	$6,108
2018	3,116
2019	3,100
2020	260,522
2021	109
Thereafter	112
$273,067

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$228	$121
Restricted stock shares compensation expense included in corporate expenses	1	24
Stock option compensation expense included in broadcast operating expenses	52	28
Stock option compensation expense included in digital media operating expenses	36	25
Stock option compensation expense included in publishing operating expenses	14	1
Total stock-based compensation expense, pre-tax	$331	$199
Tax provision for stock-based compensation expense	(132)	(80)
Total stock-based compensation expense, net of tax	$199	$119

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016
Expected volatility	52.37%	47.03%
Expected dividends	4.28%	5.36%
Expected term (in years)	3.0	7.5
Risk-free interest rate	0.85%	1.66%

Stock option information with respect to the company’s stock-based equity plans during the three months ended March 31, 2016 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2016	1,581,123	$4.87	$3.39	4.3 years	$1,738
Granted	548,500	4.85	1.33
Exercised	(11,625)	2.63	1.67
Forfeited or expired	(56,002)	8.07	6.10
Outstanding at March 31, 2016	2,061,996	$4.80	$2.78	5.0 years	$2,830
Exercisable at March 31, 2016	1,235,871	$4.76	$3.34	3.7 years	$1,896
Expected to Vest	784,415	$4.85	$1.94	6.9 years	$887

Non-employee directors of the company have been awarded restricted stock awards that vest one year from the date of issuance. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until the sooner of the fifth anniversary from the grant date or the day after the non-employee director is no longer a member of the company’s board. The restricted stock awards are independent of option grants and were granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the date of grant.

The fair values of shares of restricted stock awards are determined based on the closing price of the company common stock on the grant dates. Information regarding the company’s restricted stock awards during the three months ended March 31, 2016 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2016	8,000	$5.83	0.2 years	$40
Granted	—	—	—	—
Lapsed	(8,000)	5.83	—	52
Forfeited	—	—	—	—
Unvested outstanding at March 31, 2016	—	$—	—	$—

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 31, 2016 of $5.76 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the three months ended March 31, 2015 and 2016 was $1.3 million and $1.1 million, respectively.

As of March 31, 2016, there was $0.8 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 2.20 years.

NOTE 12. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” As a result, $0.3 million and $0.2 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three months ended March 31, 2015 and 2016, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2015:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
March 10, 2016	April 5, 2016	$0.0650	$1,657
December 1, 2015	December 29, 2015	$0.0650	$1,656
September 1, 2015	September 30, 2015	$0.0650	$1,655
June 2, 2015	June 30, 2015	$0.0650	$1,654
March 5, 2015	March 31, 2015	$0.0650	$1,647

Based on the number of shares of Class A and Class B currently outstanding, and the currently approved distribution amount, we expect to declare and pay total annual distributions of approximately $6.6 million during the year ending December 31, 2016.

NOTE 13. BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,715,252 and 2,061,996 shares of Class A common stock were outstanding at March 31, 2015 and 2016, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of March 31, 2015 and 2016 there were 574,620 and 317,724 dilutive shares, respectively.

NOTE 14. DERIVATIVE INSTRUMENTS

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

Under FASB ASC Topic 815, “Derivatives and Hedging,” the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $2.6 million as of March 31, 2016, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 15.

	As of December 31, 2015	As of March 31, 2016
	(Dollars in thousands)
Fair value of interest rate swap liability	$798	$2,556

NOTE 15. FAIR VALUE MEASUREMENTS

FASB ASC Topic 820 “Fair Value Measurements and Disclosures,” established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defines three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the FASB ASC Topic 820 hierarchy are as follows:

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

As of March 31, 2016, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	March 31, 2016
	Total Fair Value and Carrying Value	Fair Value Measurement Category
	on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$84	$84	$—	$—
Trade accounts receivable, net	31,845	31,845	—	—
Liabilities:
Accounts payable	4,174	4,174	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	11,262	10,721	—	541
Accrued interest	52	52	—	—
Long term liabilities including estimated fair value of contingent earn-out consideration	68	35	—	33
Long-term debt and capital lease obligations less unamortized discount and debt issuance costs	273,067	273,067	—	—
Fair value of interest rate swap	2,556	—	2,556	—

NOTE 16. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”  We recorded no adjustments to our unrecognized tax benefits as of March 31, 2016 and 2015.  At December 31, 2015, we had $0.1 million in liabilities for unrecognized tax benefits.  Included in this liability amount is approximately $20,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance to zero over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.8 million as of March 31, 2016 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

The company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We evaluate claims based on what we believe to be both probable and reasonably estimable. With the exception of the matter described below, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. The company maintains insurance that may provide coverage for such matters.

In April 2016, pursuant to a counterclaim to a collection suit initiated by Salem, an award was issued against Salem for breach of contract and attorney fees. While we plan on appealing the award and pursuing all remedies, we recorded a legal reserve of $0.5 million as of the period ending March 31, 2016. The company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 18. SEGMENT DATA

FASB ASC Topic 280, “Segment Reporting,” requires companies to provide certain information about their operating segments. We have three reportable segments: (1) Broadcast, (2) Digital Media and (3) Publishing.

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

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury; nor do they include costs such as amortization, depreciation, taxes or interest expense. Segment performance, as defined by Salem, is not necessarily comparable to other similarly titled captions of other companies. The table below presents financial information for each operating segment as of March 31, 2016 and 2015 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2016
Net revenue	$48,471	$11,284	$4,820	$—	$64,575
Operating expenses	35,988	9,186	4,948	4,213	54,335
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$12,483	$2,098	$(128)	$(4,213)	$10,240
Depreciation	1,848	782	150	212	2,992
Amortization	22	1,049	72	—	1,143
Change in the estimated fair value of contingent earn-out consideration	—	(70)	(58)	—	(128)
(Gain) loss on disposal of assets	179	(14)	(18)	3	150
Net operating income (loss)	$10,434	$351	$(274)	$(4,428)	$6,083

Three Months Ended March 31, 2015
Net revenue	$46,539	$10,791	$4,526	$—	$61,856
Operating expenses	33,917	9,000	4,497	3,991	51,405
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$12,622	$1,791	$29	$(3,991)	$10,451
Depreciation	1,951	776	168	277	3,172
Amortization	23	1,170	136	—	1,329
Change in the estimated fair value of contingent earn-out consideration	—	33	85	—	118
(Gain) loss on disposal of assets	129	—	(1)	1	129
Net operating income (loss)	$10,519	$(188)	$(359)	$(4,269)	$5,703

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2016
Inventories, net	$—	$461	$410	$—	$871
Property and equipment, net	88,651	7,205	1,681	7,692	105,229
Broadcast licenses	393,074	—	—	—	393,074
Goodwill	3,581	20,151	1,044	8	24,784
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	469	11,970	1,316	5	13,760

As of December 31, 2015
Inventories, net	$—	$505	$388	$—	$893
Property and equipment, net	88,788	7,033	1,742	7,920	105,483
Broadcast licenses	393,031	—	—	—	393,031
Goodwill	3,581	19,930	1,044	8	24,563
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	492	9,599	1,385	5	11,481

NOTE 19. SUBSEQUENT EVENTS

Subsequent events reflect all applicable transactions through the date of the filing.

On May 2, 2016, we closed on the acquisition of an FM Translator in Lincoln, Maine for $100,000 in cash. This translator will be relocated to Boston, Massachusetts, to be used by our WROL-AM radio station.

On April 29, 2016, we closed on the acquisition of a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station.

On April 1, 2016, we acquired the Retirement Watch newsletter for $0.1 million in cash.

On March 10, 2016, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on April 5, 2016 to all Class A and Class B common stockholders of record as of March 22, 2016.

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

OVERVIEW

We have two reportable segments, radio broadcasting and digital media. Our operations are divided into three operating segments, (1) Broadcast, (2) Digital Media, and (3) Publishing, which reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. Our operating segments do not all meet the quantitative thresholds to qualify as reportable segments; however, we have elected to disclose the results of these non-reportable operating segments. We believe this information is useful to readers of our financial statements. We continue to review our operating segment classifications to align with operational changes in our business and may make changes in the future as necessary.

We measure and evaluate our operating segments based on operating income and operating expenses that exclude costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury. We also exclude costs such as amortization, depreciation, taxes and interest expense when evaluating the performance of our operating segments.

Our principal sources of broadcast revenues include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	the sale of banner advertisements on our station websites;
•	the sale of digital streaming on our station websites;
•	revenue derived from station events, including ticket sales and sponsorships; and
•	listener purchase programs, often called non-traditional revenue, where revenue is generated from special discounts and incentives offered to our listeners from advertisers.

The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•	audience share;
•	how well our stations perform for our clients;
•	the size of the market;
•	the number of impressions delivered;
•	the number of page views achieved;
•	the number of events held, the number of sponsorships sold, and the attendance for each event;
•	the general economic conditions in each market; and
•	supply and demand on both a local and national level.

Our principal sources of digital media revenue include:

•	the sale of web-based or digital banner advertising;
•	the sale of digital streaming advertising;
•	the support and promotion to stream third-party content on our websites;
•	the demand for digital delivery of our newsletters and host materials;
•	product sales and royalties for on-air host materials;
•	the number of video and graphic downloads; and

•	the demand for our wellness products.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	subscription fees for our magazines;
•	the sale of print magazine advertising; and
•	publishing fees from authors.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We own and/or operate a national portfolio of 116 radio stations in 40 markets, consisting of 34 FM stations and 82 AM Stations. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network), and Salem Media RepresentativesTM (“SMR”). SRN, SNN, SMN and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem owned and operated stations. SMR, a national advertising sales firm with offices in ten U.S. cities, specializes in placing national advertising on religious and other commercial radio stations.

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

Block Programming. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. Historically, more than 95% of these religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average nearly 25 years on-air. Over the last five years, block-programming revenue has comprised from 40% to 41% of our total net broadcast revenue.

Satellite Radio. We program SiriusXM Channel 131, the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

News Talk. We currently program 32 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by our network SRN.

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

Each of our radio stations has a website specifically designed for that station. The station websites have digital banner advertisements, streaming, links to purchase goods featured by on-air advertisers, and links to our other digital media sites.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize barter agreements to exchange airtime for goods or services in lieu of cash. We enter barter agreements if the goods or services to be received can be used in our business or can be sold to our audience through Listener Purchase Programs. We limit the use of barter agreements with our general policy being not to preempt airtime sold for cash for airtime sold under a barter agreement. In each of the three months ending March 31, 2015 and 2016, we sold 96% and 98%, respectively, of our broadcast revenue for cash.

Broadcast operating expenses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) production and programming expenses, and (v) music license fees. In addition to these expenses, our broadcast networks incur programming costs and lease expenses for satellite communication facilities.

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

The revenues generated from this segment are reported as digital media revenue in our condensed consolidated statements of operations included in Part 1 of this quarterly report on Form 10-Q. Digital media revenues are impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered or the number of downloads made, and the number digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter over quarter comparisons based on the date in which the Easter holiday is observed, as this holiday generates a higher volume of video downloads from our church product sites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with SCP and Wellness products.

Publishing

Our publishing operations include book publishing through Regnery Publishing, print magazines and our self-publishing service. Regnery Publishing has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dines’ D'Souza. Books are sold in traditional printed form and as eBooks.

Salem Publishing™ produces and distributes numerous Christian and conservative opinion print magazines, including: Homecoming® The Magazine, YouthWorker Journal™, Singing News®, FaithTalk Magazine™, and Preaching Magazine™. Xulon Press™ is a print-on-demand self-publishing service for Christian authors.

Revenues generated from these entities are reported as publishing revenue in our condensed consolidated financial statements included in Part 1 of this quarterly report on Form 10-Q. Publishing revenue is impacted by the retail price of books and e-books, the number of books sold, the number and retail price of e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are made. Regnery Publishing revenue has been impacted by elections as they generate higher levels of interest and demand for publications containing conservative and political based opinions.

Operating expenses incurred by Salem Publishing™ include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) printing and production costs, including paper costs, (v) cost of goods sold, and (vi) inventory reserves.

KNOWN TRENDS AND UNCERTAINTIES

We are particularly dependent on broadcast revenue from our Los Angeles and Dallas markets, which generated 11.7% and 10.9%, respectively, of our net broadcasting revenue for the three month period ending March 31, 2016. Revenues from print magazines, including advertising revenue and subscription revenues, are challenged both economically and by the increasing use of other mediums that deliver comparable information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Because digital media is a concentrated growth area for us, decreases in revenue streams from these areas could affect our operating results, financial condition and results of operations. To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs.

Key Financial Performance Indicators – Same Station Definition

In the discussion of our results of operations below, we compare our broadcast operating results between periods on an as-reported basis, which includes the operating results of all radio stations and networks owned or operated at any time during either period and on a “same-station” basis. Same station operating results include those stations that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same station results for a full calendar year are calculated as the sum of the same station-results for each of the four quarters of that year. We use same station results, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluations and management of the business. We believe that same station operating results provide a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of same station results are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of same station operating results is not necessarily comparable to similarly titled measures reported by other companies. Refer to the “NON-GAAP FINANCIAL MEASURES” presented after our results of operation for a reconciliation of these non-GAAP performance measures to the most comparable GAAP measure.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following factors affected our results of operations and cash flows for the three months ended March 31, 2016 as compared to the same period of the prior year:

Financing

On March 31, 2016, we repaid $0.8 million in principal on our current senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and paid interest due as of that date.

On March 17, 2016, we repaid $0.8 million in principal on our Term Loan B and paid interest due as of that date. We recorded a $9,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $2,500 in bank loan fees associated with the principal repayment.

Acquisitions

On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million of which $2.7 million of cash was paid upon close, $0.3 million is due upon finalization of banking arrangements for revenue receipts, $0.4 million is due 90 days from the closing date, and three deferred payments of $0.2 million each are due 180, 270 and 360 days from the closing date, respectively.

Net Broadcast Revenue

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$46,539	$48,471	$1,932	4.2%	75.2%	75.1%
Same Station Net Broadcast Revenue	$46,539	$47,691	$1,152	2.5%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2015		2016
	(Dollars in thousands)
Block program time:
National	$11,049	23.7%	$12,082	24.9%
Local	8,740	18.8%	9,118	18.8%
	19,789	42.5%	21,200	43.7%
Broadcast Advertising:
National	3,492	7.5%	3,450	7.1%
Local	14,756	31.7%	15,288	31.5%
	18,248	39.2%	18,738	38.6%
Station Digital	1,324	2.9%	1,334	2.8%
Infomercials	713	1.5%	623	1.3%
Network	3,653	7.9%	4,262	8.8%
Other	2,812	6.0%	2,314	4.8%
Net broadcast revenue	$46,539	100.0%	$48,471	100.0%

Block programming revenue increased by $1.4 million of which $0.5 million was generated by stations that were acquired during the year ended December 31, 2015. In existing markets, we saw increases in the number of national and local programmers featured on our stations. The increase in the number of programmers creates a higher demand for time slots, which can also result in the realization of higher rates. Revenue from National Ministry programmers increased $0.5 million while revenue from local programmers increased $0.2 million on our Christian Teaching & Talk format stations. Block programming revenue also increased $0.3 million on our News Talk stations

Advertising revenue, net of agency commissions, increased by $0.5 million including a $0.6 million increase in political advertising. The net decline, after excluding the impact of political revenue, of $0.1 million included a $0.6 million decline in national advertising sales on our CCM format stations due to lower ratings that were partially offset by a $0.5 million increase in local advertising sales that reflect higher demand for air-time, particularly on our News Talk format stations that benefit from political advertising and news content from presidential debates.

Digital revenues generated from our radio station websites were consistent with both the number of advertisers and the rates charged as compared to the same period of the prior year.

Declines in infomercial revenues of $0.1 million reflect our efforts to feature programming that is tailored to our listeners and consistent with our company values. We continue to seek alternatives to infomercial programs which we believe are not of interest to our listeners.

The growth in network revenues of $0.6 million includes political advertisements of $0.3 million and an increase of $0.3 million in network affiliation fees from a higher level of stations syndicating our programs.

Other revenues declined by $0.5 million due to a lower demand from listeners to participate in sales incentives and discounts offered under listener purchase programs. This lower demand resulted in a $0.7 million decline in listener purchase program revenue that was partially offset by a $0.1 million increase in event revenues based on higher attendance and sponsorships at local events and a $21,000 increase in fees received from an FM Translator and HD Channel agreement.

On a same-station basis, net broadcast revenue increased $1.2 million, which reflects these items net of the impact of revenue generated from newly-acquired stations.

Net Digital Media Revenue

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,791	$11,284	$493	4.6%	17.4%	17.5%

	Three Months Ended March 31,
	2015		2016
	(Dollars in thousands)
Digital Advertising, Net	$5,600	51.9%	$6,115	54.2%
Digital Streaming	1,079	10.0	1,120	9.9
Digital Subscriptions	1,303	12.1	1,067	9.5
Digital Downloads	1,890	17.5	2,079	18.4
e-commerce	883	8.2	841	7.4
Other	36	0.3	62	0.6
Net Digital Media Revenue	$10,791	100.0%	$11,284	100.0%

On a consolidated basis, digital advertising revenue, net of agency commissions, increased by $0.5 million. Included in this amount is a $0.2 million increase in revenue generated from Townhall.com due to a higher volume of page views driven by the current year elections. Digital advertising revenue generated from Salem Web Network increased $0.3 million due to growth in the number of page views generated from the use of mobile applications. While changes in the Facebook newsfeed algorithm have negatively impacted our page views, we are beginning to see an increase in monetization of page views from mobile applications. The number of page views generated directly impacts the amount of digital advertising revenue generated for each site. Mobile page views typically carry lower advertising inventory and lower rates as compared to desktop devices.

Digital streaming revenues of content available on our Christian websites were consistent with that of the same period of the prior year both in sales volume and in rates charged.

The $0.2 million decline in digital subscription revenue reflects lower distribution levels of Eagle Financial Publications. The stock market performance during the three month period ending March 31, 2016, specifically the drop in the market during January 2016, negatively impacted the demand for these products. There were no changes in subscriber fee rates during these periods.

The $0.2 million increase in digital download revenue reflects a higher volume of downloads during the three month period ending March 31, 2016 as compared to the same period of the prior year. Of this increase, $0.1 million was generated from WorshipHouseMedia.com, which benefited from the Easter holiday falling in the first quarter of 2016 as compared to the second quarter of 2015. The remainder of the increase was generated from job posting fees for ChristianJobs.com. There were no changes in fee rates charged to our customers for digital downloads.

E-commerce revenue includes sales of books, DVD’s and editorial content from Salem Consumer Products and wellness products from Eagle Wellness and Gene Smart, which was acquired on June 4, 2015. Sales of Salem Consumer Products were consistent with that of the prior year, in both volume and rates. Sales of Eagle Wellness products declined by $76,000 that were partially offset with products sold under Gene Smart of $36,000. The net decline reflects an 11% reduction in the number of products sold and a less than 1% discount on retail prices.

Net Publishing Revenue

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$4,526	$4,820	$294	6.5%	7.3%	7.5%

	Three Months Ended March 31,
	2015		2016
	(Dollars in thousands)
Book Sales	$2,338	51.7%	$2,695	55.9%
Estimated Sales Returns & Allowances	(575)	(12.7)	(695)	(14.4)
e-Book Sales	420	9.3	407	8.4
Self-Publishing Fees	1,291	28.5	1,433	29.7
Print Magazine Subscriptions	359	7.9	337	7.0
Print Magazine Advertisements	401	8.9	346	7.2
Other	292	6.4	297	6.2
Net Publishing Revenue	$4,526	100.0%	$4,820	100.0%

Consolidated book sale revenues include a $0.4 million increase in print book sales from Regnery Publishing. The increase is directly attributable to the composite mix of titles available in each of the periods and the number of these titles that achieve the New York Times bestseller list. The increase in estimated sales returns and allowances for Regnery Publishing of $0.1 million is consistent with the higher volume of print book sales during the three months ending March 31, 2016 as compared to the prior year.

E-book sales from Regnery Publishing were consistent with that of the same period of the prior year both in sales volume and fee rates.

Xulon Press self-publishing fees increased $0.1 million due to growth in the number of authors that utilize the services. There were no changes in fees as compared to the same period of the prior year. We believe that our ability to cross-promote Xulon’s self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

Print magazine revenue continues to decline with a reduction in the number of subscribers and a corresponding decline in advertising revenues based on reduced demand and reduced rates due to lower distribution levels. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$33,917	$35,988	$2,071	6.1%	54.8%	55.7%
Same Station Broadcast Operating Expenses	$33,906	$35,140	$1,234	3.6%

The increase in broadcast operating expenses includes $0.8 million of operating expenses associated with stations acquired during 2015. On a same-station basis, broadcast operating expenses increased by $1.2 million. This increase includes a $1.0 million in increase in personnel-related costs including sales-based commissions consistent with higher revenues. In addition, there was a $0.5 million charge for legal fees offset by a $0.3 million decline in advertising and event costs.

Digital Media Operating Expenses

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$9,000	$9,186	$186	2.1%	14.5%	14.2%

Operating expenses associated with Salem Web Network and Townhall digital advertising and digital streaming revenue increased $0.1 million. The higher costs include a $0.1 million increase in royalties, $0.1 million increase in hosting and streaming expenses offset by $0.1 million in bad debt expense due to increased collection efforts and $0.1 million in personnel-related expenses.

Operating expenses associated with Eagle Financial Publications digital subscription revenue decreased consistent with the decline in digital subscription revenue.

Variable costs associated with E-commerce revenue related to Eagle Wellness increased $0.1 million, $22,000 in royalty expenses and $29,000 in professional services. Salem Consumer Products operating expenses are consistent compared to the prior year.

Publishing Operating Expenses

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$4,497	$4,948	$451	10.0%	7.3%	7.7%

Publishing operating expenses include cost of goods sold associated with Regnery Publishing of $0.3 million for the three months ended March 31, 2016 and 2015. There were no significant changes in our margins. Higher variable costs include $0.5 million in royalties, $0.1 million in personnel-related expenses and $0.1 million in advertising and promotion expenses, offset by a $0.1 million decreased in fulfillment costs.

Operating expenses associated with our print magazines declined $0.1 million consistent with lower print magazine subscription and advertising revenue. The lower costs include $0.1 million in personnel-related costs and $21,000 in cost of sales.

Operating expenses associated with Xulon Press book sales decreased $43,000, consistent with the lower level of book sales. We incurred lower variable costs including $44,000 in advertising expenses and $25,000 in travel and entertainment expenses. These savings were offset by an increase of $43,000 in personnel-related costs including commissions, $31,000 in professional services and $26,000 in bad debt expense.

Unallocated Corporate Expenses

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,991	$4,213	$222	5.6%	6.5%	6.5%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not directly attributable to any one of our operating segments. Increases in these costs over the prior year include a $0.2 million increase in expenses associated with a corporate-sponsored conference featuring our local and national talk show hosts focusing on opportunities with the upcoming political elections.

Depreciation Expense

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,172	$2,992	$(180)	(5.7)%	5.1%	4.6%

There were no changes in our depreciation methods or in the estimated useful lives of our asset groups. The decline in depreciation of $0.2 million reflects the impact of computer software capitalized with acquisitions during 2012 that were fully depreciated as of the three month period ending March 31, 2016, compared to depreciation expense of $0.1 million for the same period of the prior year as well as the composite mix of other capital expenditures that were also fully depreciated. Capital expenditures and acquisitions from the second, third and fourth quarter of 2015 are expected to increase depreciation expense over the remainder of 2016.

Amortization Expense

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,329	$1,143	$(186)	(14.0)%	2.1%	1.8%

There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups. The decline in in amortization expense reflects the impact of customer lists and contracts acquired with Eagle that were fully amortized as of the three month period ending March 31, 2016, compared to amortization expense of $0.6 million during the same period of the prior year. This decline was partially offset by a $0.4 million increase in amortization of intangible assets that were acquired in the second, third and fourth quarters of 2015.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$118	$(128)	$(246)	(208.5)%	0.2%	(0.2)%

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

During the three month period ending March 31, 2016, we reduced the estimated fair value of our contingent earn-out liabilities by $0.1 million compared to a net increase of $0.1 million during the same period of the prior year. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our condensed consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Loss on the Sale or Disposal of Assets

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Loss on the sale or disposal of assets	$129	$150	$21	16.3%	0.2%	0.2%

The net loss on the sale or disposal of assets of $0.1 million for the three month period ending March 31, 2016 and for the same period of the prior year, represents various fixed asset disposals, with no single transaction that was significant.

Other Income (Expense)

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$1	$1	$—	—%	—%	—%
Interest expense	(3,804)	(3,796)	8	(0.2)%	(6.1)%	(5.9)%
Change in the fair value of interest rate swap	(1,420)	(1,758)	(338)	23.8%	(2.3)%	(2.7)%
Loss on early retirement of long-term debt	(41)	(9)	32	(78.0)%	(0.1)%	—%
Net miscellaneous income and (expenses)	7	—	(7)	(100.0)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement and non-cash interest accretion related to a deferred payments related to our acquisition activity and from our contingent earn-out consideration.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was entered into on March 28, 2013.

The loss on early retirement of long-term debt reflects the unamortized discount and bank loan fees associated with principal redemptions of our Term Loan B.

Net miscellaneous income and expenses includes royalty income, usage fees for our real estate properties, and insurance proceeds.

Provision for Income Taxes

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$151	$168	$17	11.3%	0.2%	0.3%

In accordance with FASB ASC Topic 740, “Income Taxes,” our tax provision for income taxes remained consistent at $0.2 million for the three months ending March 31, 2016 and 2015. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 32.2% for the three months ended March 31, 2016 compared to 33.9% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income

	Three Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$295	$353	$58	19.7%	0.5%	0.5%

We recognized net income of $0.4 million for the three month period ending March 31, 2016 compared to $0.3 million in the same period of the prior year. During this period, our net operating income increased by $0.4 million due to a $2.7 million increase in net revenue that was partially offset by a $2.3 million increase in operating expenses. We also recognized a $0.4 million increase in charges based on the change in the fair value of our interest rate swap agreement.

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

Same station operating results include those stations that we own or operate in the same format on the first and last day of each quarter as well as the corresponding quarter of the prior year. Same station results for a full calendar year are calculated as the sum of the same station-results for each of the four quarters of that year. Same station results for our annual report are calculated as the sum of the same station-results for each of the four quarters of that year. We use same station results, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. We believe that same station operating results provide a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of same station results are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Our definition of same station operating results is not necessarily comparable to similarly titled measures reported by other companies.

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

	Three Months Ended
	March 31,
Non-GAAP Financial Measures	2015	2016
	(Dollars in thousands)
Station Operating Income	$12,622	$12,483
Digital Media Operating Income	1,791	2,098
Publishing Operating Income (loss)	29	(128)
EBIDTA	10,170	10,209
Adjusted EBITDA	10,782	10,439
Free Cash Flow	5,226	4,596

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

	Three Months Ended March 31,
	2015	2016
	(Dollars in thousands)
Reconciliation of Same Station Net Broadcast Revenue to Total Net Broadcast Revenue
Net broadcast revenue – same station	$46,539	$47,691
Net broadcast revenue – acquisitions	—	780
Total net broadcast revenue	$46,539	$48,471

Reconciliation of Same Station Net Broadcast Operating Expenses to Total Net Broadcast Operating Expenses
Net broadcast operating expenses – same station	$33,906	$35,140
Net broadcast operating expenses – acquisitions	11	848
Total net broadcast operating expenses	$33,917	$35,988

Reconciliation of Same Station Net Broadcast Operating Income to Total Net Broadcast Operating Income
Net broadcast operating income – same station	$12,633	$12,551
Net broadcast operating loss – acquisitions	(11)	(68)
Total net broadcast operating income	$12,622	$12,483

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES:

	Three Months Ended
	March 31,
	2015	2016
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (loss)
Net broadcast revenue	$46,539	$48,471
Less broadcast operating expenses	(33,917)	(35,988)
Station operating income	$12,622	$12,483

Net digital media revenue	$10,791	$11,284
Less digital media operating expenses	(9,000)	(9,186)
Digital media operating income	$1,791	$2,098

Net publishing revenue	$4,526	$4,820
Less publishing operating expenses	(4,497)	(4,948)
Publishing operating income (loss)	$29	$(128)

Reconciliation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (loss) to Net Income
Station operating income	$12,622	$12,483
Digital media operating income	1,791	2,098
Publishing operating income (loss)	29	(128)
Less unallocated corporate expenses	(3,991)	(4,213)
Less depreciation and amortization	(4,501)	(4,135)
Less change in the estimated fair value of contingent earn-out consideration	(118)	128
Less loss on the sale or disposal of assets	(129)	(150)
Net operating income	$5,703	$6,083
Plus interest income	1	1
Less interest expense, net of capitalized interest	(3,804)	(3,796)
Less change in fair value of interest rate swaps	(1,420)	(1,758)
Less loss on early retirement of long-term debt	(41)	(9)
Less net miscellaneous income and expenses	7	—
Less provision for income taxes	(151)	(168)
Net income	$295	$353

Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Adjusted EBITDA	$10,782	$10,439
Less non-cash stock-based compensation	(331)	(199)
Less net miscellaneous income and expenses	7	—
Less loss on early retirement of long-term debt	(41)	(9)
Less change in the estimated fair value of contingent earn-out consideration	(118)	128
Less loss on the sale or disposal of assets	(129)	(150)
EBITDA	$10,170	$10,209
Plus interest income	1	1
Less depreciation and amortization	(4,501)	(4,135)
Less interest expense, net of capitalized interest	(3,804)	(3,796)
Less change in fair value of interest rate swaps	(1,420)	(1,758)
Less provision for income taxes	(151)	(168)
Net income	$295	$353

Reconciliation of Adjusted EBITDA to Free Cash Flow
Adjusted EBITDA	$10,782	$10,439
Less cash paid for interest, net of capitalized interest	(3,512)	(3,547)
Less cash (paid) received for taxes	(4)	131
Less net cash paid for capital expenditures (1)	(2,040)	(2,427)
Free Cash Flow	$5,226	$4,596

(1)	Net cash paid for capital expenditures reflects actual cash payments net of amounts reimbursable for tenant improvements allowances.

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

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

Approximately 70% of our total assets at March 31, 2016 consist of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 15.

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. During our annual testing in the fourth quarter of 2015, we recognized an impairment charge of $0.4 million associated with the value of goodwill in our Singing News Network (formerly Solid Gospel Network.). The impairments were driven by reductions in the projected net revenues of the Singing News Network and of continual declines in revenues from our print magazines that were not offset with cost reductions from the decrease in the number of publications printed. The growth of digital-only publications, which are often free or significantly less than a print magazine has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations.

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

Accounting for Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 15.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. We recorded a net decrease to our estimated contingent earn-out liabilities of $0.1 million during the three months ending March 31, 2016 as compared to a net increase of $0.1 million for the same period of the prior year. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration.

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of all remaining contingent earn-out consideration.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” established a single definition of fair value in generally accepted accounting principles and requires expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 15.

Contingency Reserves

In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration and other claims that are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  Certain of these proceedings are discussed in Note 17, Commitments and Contingencies, contained in our condensed consolidated financial statements.

We record contingency reserves to the extent we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The establishment of the reserve is based on a review of all relevant factors, the advice of legal counsel, and the subjective judgment of management. The reserves we have recorded to date, including $0.5 million as of the period ending March 31, 2016, have not been material to our condensed consolidated financial position, results of operations or cash flows. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

While we believe that the final resolution of any known maters, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter revenue included in broadcast revenue for the three months ended March 31, 2015 and 2016 was approximately $1.7 million and $1.0 million, respectively. Barter expenses included in broadcast operating expense for the three months ended March 31, 2015 and 2016 were approximately $1.6 million and $1.0 million, respectively.

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

Fair Value of Equity Awards

We account for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group Inc. common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. We have not modified our estimates or assumptions. We believe that our estimates and assumptions are reasonable and that our stock based compensation is accurately reflected in our results of operations.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million and $0.7 million at March 31, 2016 and December 31, 2015, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Income Tax Valuation Allowances (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.8 million as of March 31, 2016 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

Income Taxes and Uncertain Tax Positions

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”  We recorded no adjustments to our unrecognized tax benefits as of March 31, 2016 and 2015.  At December 31, 2015, we had $0.1 million in liabilities for unrecognized tax benefits.  Included in this liability amount is approximately $20,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance to zero over the next twelve months due to statute expirations.

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

The balance of our cash and cash equivalents was consistent at $0.1 million as of March 31, 2016 and December 31, 2015. Working capital decreased $2.5 million to $10.6 million as of March 31, 2016 compared to $13.1 million as of December 31, 2015.

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

Net cash provided by operating activities during the three month period ending March 31, 2016 increased by $4.0 million to $11.1 million compared to $7.1 million during the same period of the prior year. The increase in cash provided by operating activities includes the impact of the following items:

•	Net operating income increased to $0.4 million compared to $0.3 million for the same period of the prior year;
•	Net accounts receivable decreased $4.2 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 60 days at March 31, 2016 compared to 67 days for the same period of the prior year;
•	Net accounts payable and accrued expenses decreased $1.0 million to $15.4 million for the three months ended March 31, 2016 compared to an increase of $5.2 million to $20.9 million for the same period of the prior year; and
•	Net inventories on hand increased $0.2 million to $0.9 million at March 31, 2016 compared to $0.7 million for the same period of the prior year.

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

In recent years, our acquisition agreements have contained contingent earn-out arrangements that are payable in the future based on the achievement of predefined operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should these acquisitions not meet our operational expectations.

We have entered APA’s that are expected to close in the second quarter of 2016 as follows:

•	On February 22, 2016, we entered an APA to acquire an FM Translator in Amherst, New York for $60,000 in cash.
•	On January 27, 2016, we entered an APA to acquire a construction permit for an FM Translator in Charlotte, Michigan for $50,000 in cash.
•	On January 27, 2016, we entered an APA to acquire a construction permit for an FM Translator in Kerrville, Texas for $50,000 in cash.
•	On January 25, 2016, we entered an APA to acquire a construction permit for an FM Translator in Atwood, Kentucky for $88,000 in cash.
•	On December 15, 2015, we entered an APA to acquire an FM Translator in Columbus, Ohio, for $0.4 million in cash.

The following transactions have closed as of the date of this filing:

•	On January 25, 2016, we entered an APA to acquire a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The transaction closed on April 29, 2016.

•	On January 25, 2016, we entered an APA to acquire an FM Translator in Lincoln, Maine for $100,000 in cash. The transaction closed on May 2, 2016.

We have paid $0.1 million of cash into various escrow accounts associated with these transactions. We plan to fund the remaining balances due for these acquisitions from cash on hand, borrowings under our credit facilities, and operating cash flow.

We also have the option to acquire radio station KHTE-FM, Little Rock, Arkansas, for $1.2 million in cash during our 36-month TBA that is extendable to 48 months. The TBA began on April 1, 2015, at which time we began programming the station. The accompanying condensed consolidated statements of operations included in this quarterly report on Form 10-Q reflect the operating results of this entity as of the TBA date.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $10.8 million during 2016.

Net cash used in investing activities during the three month period ending March 31, 2016 increased $1.1 million to $5.7 million compared to $4.6 million during the same period of the prior year. The increase in cash used for investing activities includes:

•	Cash paid for acquisitions increased $1.3 million to $2.7 million compared to $1.4 million during the same period of the prior year;
•	Cash paid for capital expenditures increased $0.4 million to $2.4 million compared to $2.0 million during the same period of the prior year; and
•	Capital expenditures for leasehold improvements that are reimbursable as tenant improvement allowances decreased $0.6 million to $0.2 million compared to $0.8 million during the same period of the prior year.

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

We believe that cash payments for deferred installments and contingent earn-out consideration that were entered contemporaneously with an acquisition are appropriately recorded as financing activities. These payments are similar to seller financing arrangements in that cash payments are typically due one to three years after the acquisition date. We referred to guidance in FASB ASC Topic 230-10-45-13 (c) which states that only advance payments, down payments, or other amounts paid at the time of purchase or soon before or after a purchase of property, plant, and equipment and other productive assets are investing cash outflows. The guidance clarifies that incurring directly related debt to the seller is a financing transaction and that subsequent payments of that debt are financing cash outflows. During the three month period ending March 31, 2016, we paid $0.1 million of cash for contingent earn-out consideration due under acquisition agreements and $2.5 million of cash for deferred installments.

During the three month period ending March 31, 2016, the principal balances outstanding under our credit facilities ranged from $274.0 million to $277.3 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.6 million in 2016. The actual declaration of dividends and equity distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our quarterly report on Form 10-Q.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash used in financing activities during the three month period ending March 31, 2016 increased by $3.0 million to $5.4 million from $2.4 million during the same period of the prior year. The increase in cash used for financing activities includes:

•	We paid $2.5 million of cash due under purchase agreements with deferred installments during the three month period ending March 31, 2016;
•	The impact of our book overdraft of a $1.0 million use as of the period ending March 31, 2016 compared to a $2.7 million source for the same period of the prior year;
•	We paid $0.1 million of cash due for amounts earned under the contingent earn-out provision of our purchase agreements during the three month period ending March 31, 2016 compared to $0.3 million during the same period of the prior year,
•	We repaid $1.6 million of principal outstanding on the Term Loan B compared to $2.0 million of principal during the same period of the prior year; and
•	We paid cash equity distributions of $1.6 million on our Class A and Class B common stock during the prior year compared to the current period when our equity distribution cash funding posted after the period end.

Credit Facilities

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and $25.0 million Revolver. The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three months ended March 31, 2015 and 2016, approximately $46,000 and $52,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, maturing in March 2020. During this term, the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter which began on September 30, 2013. Prepayments may be made against the outstanding balance of our Term Loan B with each prepayment applied ratably to each of the next four principal installments due within 12 months of the prepayment date in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

We made the following payments or prepayments of our Term Loan B during the year ended December 31, 2015 and three month period ending March 31, 2016, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in thousands)
March 31, 2016	$750	$—
March 17, 2016	809	2
January 30, 2015	2,000	15

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” that requires the cost of issuing debt to be recorded as a reduction of the debt proceeds or a reduction of the debt liability, similar to the presentation of debt discounts. Prior to this ASU, debt issue costs were recorded as deferred costs, or long-term intangible assets. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” that amended ASU 2015-03 to reflect the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that line-of-credit arrangement.

We adopted ASU 2015-03, as amended by ASU 2015-15, as of the effective date, or fiscal years beginning after December 31, 2015. We chose to continue presentation of debt issue costs associated with our Revolver as an asset in accordance with ASU 2015-15. We have retrospectively accounted for the implementation of ASU 2015-03 and ASU 2015-15 as a change in accounting principal. We have reclassified debt issue costs reported on our December 31, 2015 consolidated balance sheet as follows:

	December 31, 2015
	(Dollars in thousands)
	As Reported	As Updated ASU 2015-03
Balance Sheet Line Items:
Term Loan B	$273,136	$274,000
Less: Unamortized discount based on imputed interest rate of 4.78%	—	(864)
Less: Unamortized debt issuance costs based on imputed interest rate of 4.78%	—	(2,361)
Term Loan B net carrying value	273,136	270,775
Revolver	3,306	3,306
Capital leases and other loans	674	674
	$277,116	$274,755
Less current portion	(5,662)	(5,662)
Long-term debt and capital lease obligations less unamortized discount and debt issuance costs, net of current portion	$271,454	$269,093

Deferred financing costs	$2,512	$151

Debt issue costs are being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three months ended March 31, 2015 and 2016, approximately $140,000 and $142,000, respectively, of the debt issue costs associated with the Term Loan B were recognized as interest expense and $17,000 and $18,000, respectively, of debt issue costs associated with the Revolver were recognized as interest expense.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo Bank, National Association’s (“Wells Fargo”) base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At March 31, 2016, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 3.44%.

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

The obligations under the credit agreement and the related loan documents are secured by liens on substantially all of the assets of Salem and its subsidiaries, other than certain exceptions set forth in the Security Agreement, dated as of March 14, 2013, among Salem, the subsidiary guarantors party thereto, and Wells Fargo, as Administrative Agent (the “Security Agreement”) and such other related loan documents.

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and steps up to 2.50 to 1.0 by 2016 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of March 31, 2016, our leverage ratio was 5.36 to 1 compared to our compliance covenant of 6.00 and our interest coverage ratio was 3.36 compared to our compliance ratio of 2.50. We were in compliance with our debt covenants under the credit facility at March 31, 2016.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2015 and March 31, 2016 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2015	As of March 31, 2016
	(Dollars in thousands)
Term Loan B principal amount	$274,000	$272,441
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(3,225)	(3,022)
Term Loan B net carrying value	270,775	269,419
Revolver	3,306	3,000
Capital leases and other loans	674	648
	274,755	273,067
Less current portion	(5,662)	(6,108)
	$269,093	$266,959

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2016:

•	Outstanding borrowings of $272.4 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and
•	Outstanding borrowings of $3.0 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

•	Commitment fees of 0.50% on any unused portion of the revolver.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements and capital lease obligations outstanding at March 31, 2016 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2017	$6,108
2018	3,116
2019	3,100
2020	260,522
2021	109
Thereafter	112
$273,067

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

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. During our annual testing in the fourth quarter of 2015, we recognized an impairment charge of $0.4 million associated with the value of goodwill associated with the Singing News Network (formerly Solid Gospel Network.) The impairments were driven by reductions in the projected net revenues of the Singing News Network and of continual declines in revenues from our print magazines that were not offset with cost reductions from the decrease in the number of publications printed. The growth of digital-only publications, which are often free or significantly less than a print magazine has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 15.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2016, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $2.6 million as of March 31, 2016, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 15.

	As of December 31, 2015	As of March 31, 2016
	(Dollars in thousands)
Fair value of interest rate swap liability	$798	$2,556

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There are no material changes from the Risk Factors disclosed in the 2015 Annual Report.

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

SALEM MEDIA GROUP, INC.
May 6, 2016
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 6, 2016
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07.08	Lease Agreement between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs, Atsinger and Epperson expiring 2036.	8-K	000-26497	03/03/16	10.1	-
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X