Form 10-Q
period 2016-06-30
SALEM MEDIA GROUP, INC. /DE/
filed 2016-08-05
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 1, 2016
Common Stock, $0.01 par value per share	20,255,855 shares

Class B	Outstanding at August 1, 2016
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM MEDIA GROUP, INC.
INDEX

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Salem,” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Salem Media Group, Inc. (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” from time to time in both written reports (including this report) and oral statements, within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “could,” “would,” “should” “seeks” “predicts,” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995.

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31, 2015 (Note 1)	June 30, 2016 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98	$44
Trade accounts receivable (net of allowances of $13,479 in 2015 and $11,287 in 2016)	36,029	33,091
Other receivables (net of allowances of $217 in 2015 and $110 in 2016)	1,981	830
Inventories (net of reserves of $1,855 in 2015 and $2,161 in 2016)	893	903
Prepaid expenses	6,285	6,315
Deferred income taxes	9,813	9,813
Assets held for sale	1,700	1,000
Total current assets	56,799	51,996
Notes receivable (net of allowances of $528 in 2015 and $607 in 2016)	173	154
Property and equipment (net of accumulated depreciation of $162,382 in 2015 and $160,604 in 2016)	105,483	104,559
Broadcast licenses	393,031	393,566
Goodwill	24,563	24,793
Other indefinite-lived intangible assets	833	833
Amortizable intangible assets (net of accumulated amortization of $39,454 in 2015 and $41,785 in 2016)	11,481	13,220
Deferred financing costs	151	116
Other assets	2,500	3,104
Total assets	$595,014	$592,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,177	$3,612
Accrued expenses	11,301	10,687
Accrued compensation and related expenses	8,297	8,272
Accrued interest	16	47
Current portion of deferred revenue	13,128	10,667
Income taxes payable	73	128
Current portion of long-term debt and capital lease obligations	5,662	4,439
Total current liabilities	43,654	37,852
Long-term debt and capital lease obligations, less unamortized discount and debt issuance costs, net of current portion	269,093	266,378
Fair value of interest rate swap	798	2,979
Deferred income taxes	57,082	59,258
Deferred revenue, less current portion	13,930	14,903
Other long-term liabilities	636	35
Total liabilities	385,193	381,405
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,246,134 and 22,373,577 issued and 19,928,484 and 20,055,927 outstanding at December 31, 2015 and June 30, 2016, respectively	223	224
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2015 and June 30, 2016, respectively	56	56
Additional paid-in capital	241,780	242,506
Accumulated earnings	1,768	2,156
Treasury stock, at cost (2,317,650 shares at December 31, 2015 and June 30, 2016)	(34,006)	(34,006)
Total stockholders’ equity	209,821	210,936
Total liabilities and stockholders’ equity	$595,014	$592,341

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Net broadcast revenue	$49,060	$49,707	$95,599	$98,178
Net digital media revenue	11,499	11,311	22,290	22,595
Net publishing revenue	6,734	6,761	11,260	11,581
Total net revenue	67,293	67,779	129,149	132,354
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $365 and $402 for the three months ended June 30, 2015 and 2016, respectively, and $730 and $810 for the six months ended June 30, 2015 and 2016, respectively, paid to related parties)	35,187	35,709	69,104	71,697
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,767	8,781	17,767	17,967
Publishing operating expenses, exclusive of depreciation and amortization shown below	6,469	6,983	10,966	11,931
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $36 and $9 for the three months ended June 30, 2015 and 2016, respectively, and $69 and $107 for the six months ended June 30, 2015 and 2016, respectively, paid to related parties)	3,518	3,568	7,509	7,781
Depreciation	3,060	2,982	6,232	5,974
Amortization	1,315	1,189	2,644	2,332
Change in the estimated fair value of contingent earn-out consideration	(307)	(134)	(189)	(262)
Impairment of long-lived assets	—	700	—	700
(Gain) loss on the sale or disposal of assets	30	(1,701)	159	(1,551)
Total operating expenses	58,039	58,077	114,192	116,569
Operating income	9,254	9,702	14,957	15,785
Other income (expense):
Interest income	2	2	3	3
Interest expense	(3,874)	(3,730)	(7,678)	(7,526)
Change in the fair value of interest rate swap	444	(423)	(976)	(2,181)
Loss on early retirement of long-term debt	—	(5)	(41)	(14)
Net miscellaneous income and expenses	—	—	7	—
Income from operations before income taxes	5,826	5,546	6,272	6,067
Provision for income taxes	2,303	2,190	2,454	2,358
Net income	$3,523	$3,356	$3,818	$3,709

Basic earnings per share data:
Basic earnings per share	$0.14	$0.13	$0.15	$0.14
Diluted earnings per share data:
Diluted earnings per share	$0.14	$0.13	$0.15	$0.14
Distributions per share	$0.07	$0.13	$0.13	$0.13

Basic weighted average shares outstanding	25,429,127	25,551,445	25,387,813	25,518,339
Diluted weighted average shares outstanding	25,829,493	26,052,649	25,875,306	25,927,804

See accompanying notes

SALEM MEDIA GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2016
OPERATING ACTIVITIES
Net income	$3,818	$3,709
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	487	324
Tax benefit related to stock options exercised	112	67
Depreciation and amortization	8,876	8,306
Amortization of debt issuance costs	314	318
Accretion of discount on Term Loan B	93	103
Accretion of acquisition-related deferred payments and contingent consideration	160	38
Provision for bad debts	911	268
Deferred income taxes	2,197	2,176
Change in the fair value of interest rate swap	976	2,181
Change in the estimated fair value of contingent earn-out consideration	(189)	(262)
Loss on early retirement of long-term debt	41	14
Impairment of long-lived assets	—	700
(Gain) loss on the sale or disposal of assets	159	(1,551)
Changes in operating assets and liabilities:
Accounts receivable	6,315	7,081
Inventories	(272)	(10)
Prepaid expenses and other current assets	(1,191)	(30)
Accounts payable and accrued expenses	(2,674)	1,440
Deferred revenue	(4,359)	(5,209)
Other liabilities	327	—
Income taxes payable	(154)	55
Net cash provided by operating activities	15,947	19,718
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances and non-cash transactions from trade agreements	(4,207)	(5,055)
Capital expenditures reimbursable under tenant improvement allowances and non-cash transactions from trade agreements	(947)	(448)
Escrow deposits related to acquisitions	(225)	(19)
Purchases of broadcast assets and radio stations	(5,186)	(718)
Purchases of digital media businesses and assets	(1,322)	(2,803)
Purchases of publishing businesses assets	—	(3)
Proceeds from sale of broadcast assets	—	2,471
Other	(390)	(547)
Net cash used in investing activities	(12,277)	(7,122)
FINANCING ACTIVITIES
Payments under Term Loan B	(2,000)	(2,750)
Proceeds from borrowings under Revolver	27,222	32,898
Payments under Revolver	(24,538)	(34,433)
Payments of acquisition-related contingent earn-out consideration	(1,177)	(88)
Payments of deferred installments on acquisitions	(935)	(3,071)
Proceeds from the exercise of stock options	298	336
Payments of capital lease obligations	(58)	(53)
Payment of cash distributions on common stock	(3,301)	(3,321)
Book overdraft	978	(2,168)
Net cash used in financing activities	(3,511)	(12,650)
Net increase (decrease) in cash and cash equivalents	159	(54)
Cash and cash equivalents at the beginning of year	33	98
Cash and cash equivalents at end of period	$192	$44

See accompanying notes

SALEM MEDIA GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)
(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$7,071	$7,099
Cash paid for income taxes	$316	$60
Other supplemental disclosures of cash flow information:
Barter revenue	$3,189	$2,475
Barter expense	$2,960	$2,441
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$947	$448
Non-cash capital expenditures for property & equipment acquired under trade agreements	$11	$—
Estimated present value of contingent earn-out consideration	$300	$—
Current value of deferred cash payments (short-term)	$—	$1,300

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

Information with respect to the three and six months ended June 30, 2016 and 2015 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2015. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2015 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic multi-media company with integrated operations including radio broadcasting, digital media, and publishing. Effective as of February 19, 2015, we changed our name from Salem Communications Corporation to Salem Media Group, Inc. to more accurately reflect our multi-media business. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com.

We have three operating segments, (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 17 – Segment Data. Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network) and Salem Media RepresentativesTM (“SMR”). SRN, SNN, SMN and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in ten U.S. cities, specializes in placing national advertising on religious and other commercial radio stations.

Web-based and digital content has been an area of growth for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web-based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications, which provide general market analysis and non-individualized investment strategies from financial commentators on a subscription basis. Church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States.

Digital media also includes our e-commerce sites, Eagle Wellness and Gene Smart Wellness. These e-commerce sites offer health advice and nutritional products.

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

Variable Interest Entities

We may enter into agreements or investments with other entities that could qualify as variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation.” A VIE is consolidated in the financial statements if we are deemed to be the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE, either explicitly or implicitly. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with variations in factors other than the amount of investment in the entity. We perform our evaluation for VIE’s upon entry into the agreement or investment. We re-evaluate the VIE when or if events occur that could change the status of the VIE.

We may enter into lease arrangements with entities controlled by our principal stockholders or other related parties. We also may enter into Local Marketing Agreements (“LMAs”) or Time Brokerage Agreements (“TBAs”) contemporaneously with entering into an Asset Purchase Agreement (“APA”) to acquire or sell a radio station. Typically, both LMAs and TBAs are contractual agreements under which the station owner/licensee makes airtime available to a programmer/licensee in exchange for a fee and reimbursement of certain expenses. LMAs and TBAs are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws.

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of June 30, 2016, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant areas for which management uses estimates include:

•	asset impairments, including goodwill, broadcasting licenses, other indefinite-lived intangible assets, and assets held for sale;
•	probabilities associated with the potential for contingent earn-out consideration;
•	fair value measurements;
•	contingency reserves;
•	allowance for doubtful accounts;
•	sales returns and allowances;
•	barter transactions;
•	inventory reserves;
•	reserves for royalty advances;
•	fair value of equity awards;
•	self-insurance reserves;
•	estimated lives for tangible and intangible assets;
•	income tax valuation allowances; and
•	uncertain tax positions.

These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the adoption of FASB Accounting Standards Update (“ASU”) 2015-03 and ASU 2015-15, which require that debt issuance costs, with the exception of costs associated with obtaining line-of-credit arrangements, be reported as a reduction of the debt liability rather than as a deferred cost asset. The adoption of ASU 2015-03 and ASU 2015-15 is reported as a change in accounting principle and discussed in detail in Note 9 – Notes Payable and Long-Term Debt.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASUs to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. Described below are ASUs that are not yet effective, but may be applicable to our financial position, results of operations, cash flows, or presentation thereof. ASUs not listed below were assessed and determined to be not applicable to our financial position, results of operations, cash flows, or presentation thereof.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 requires additional disclosures including the significant judgments made by management to provide insight into the revenue and expense to be recognized from existing contracts and the timing and uncertainty of cash flows arising from leases. The standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We have not yet determined the dollar impact of recording operating leases on our statement of financial position. The adoption of ASU 2016-02 will have a material impact on our financial position and the presentation thereof. Our existing credit facility stipulates that our covenants are based on GAAP as of the agreement date. Therefore, the material impact of recording right-to-use assets and lease liabilities on our statement of financial position is not expected to impact the compliance status for any covenant.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position or presentation thereof.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” that deferred the effective date of the new standard by one year. The new standard is now effective as of the first interim period within annual reporting periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance in U.S. GAAP. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The FASB and the International Accounting Standards Board (“IASB”) formed a Transition Resource Group (TRG”) to discuss implementation issues and inform the IASB and the FASB of interpretive issues arising during implementation of the revenue recognition standard. The TRG does not issue guidance. The FASB has issued additional ASUs to amend or clarify select items in the original guidance. In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” that clarifies principal versus agent reporting of revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” that provides clarification and guidance on separately identifiable performance obligations and licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” that provides guidance on collectability, non-cash consideration and completed contracts as of the transition date and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” that rescinds guidance issued by the Securities Exchange Commission. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer that are codified in ASC 605. We continue to evaluate the effect that this revenue guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 71% of our total assets as of June 30, 2016 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We do not amortize broadcast licenses, goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 14. There were no indications of impairment present as of the period ending June 30, 2016.

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

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. At that time we evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell and recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price at that time. In December 2012, after several purchase offers for the land were terminated, we obtained a third-party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land. While we continue to market the land for sale and have no intention to use the land in our operations, we have not received successful offers. Based on the amount of time that the land has been held for sale, we obtained a third-party valuation for the land as of June 2016. Based on this fair value appraisal, we recorded an additional $0.7 million impairment charge associated with the land during the three months ended June 30, 2016.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of June 30, 2016	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-Lived Asset Held for Sale	$1,000			$1,000	$(700)

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the six month period ending June 30, 2016, we completed or entered into the following transactions:

Debt

On June 30, 2016, we paid $1.2 million in principal on our term loan of $300.0 million (“Term Loan B”), of which $0.4 million was an early prepayment of principal, and paid interest due as of that date. We recorded a $1,300 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $3,400 in bank loan fees associated with this principal prepayment.

On March 31, 2016, we paid the quarterly installment due of $0.8 million in principal on our Term Loan B and paid interest due as of that date.

On March 17, 2016, we paid $0.8 million in principal on our Term Loan B and paid interest due as of that date. We recorded a $2,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $6,700 in bank loan fees associated with this principal repayment.

Equity

On June 2, 2016, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.6 million was paid on June 30, 2016 to all Class A and Class B common stockholders of record as of June 16, 2016.

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

Acquisitions – Broadcast

The FCC permits AM and FM radio stations to operate FM Translators, or low power secondary stations that retransmit the programming of a radio station to portions of the station’s service area that the primary signal does not reach because of distance or terrain barriers. The FCC began an AM Revitalization program, or “AMR,” that included several initiatives intended to benefit AM broadcasters. One of these benefits, intended to promote the use of FM Translators by AM broadcasters, allows an AM station to relocate one FM translator up to 250 miles from its authorized site and operate the translator on any non-reserved band FM channel in the AM station’s market, subject to coverage and interference rules.

On January 29, 2016, the FCC opened a one-time only filing window during which only Class C and Class D AM broadcast stations could participate. This window closed on July 28, 2016. A second window opened on July 29, 2016, allowing Class A and Class B AM broadcast stations to participate. The second window will close on October 31, 2016. During these filing windows, qualifying AM licensees may apply for one new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the AM licensee’s AM signal to provide fill-in and/or nighttime service. The FM translator must rebroadcast the related AM station for at least four years, not counting any periods of silence.

We entered into several agreements to acquire FM Translators or FM Translators construction permits during this first window. Construction permits provide the station the authority to construct a new FM Translator or make changes in the existing facilities. We believe that securing these FM Translators allows us to increase our audience by providing enhanced coverage and reach of our existing AM broadcasts.

Our acquisitions include the following:

On June 20, 2016, we closed on the acquisition of an FM Translator used in our Columbus, Ohio market for $0.3 million in cash.

On June 10, 2016, we closed on the acquisition of an FM Translator in Amherst, New York for $60,000 in cash. The translator is used in our Pittsburgh, Pennsylvania market.

On June 8, 2016, we closed on the acquisition of a construction permit for an FM Translator construction permit in Charlotte, Michigan for $50,000 in cash. The translator will be used in our Detroit, Michigan market and is reflected in projects-in-process at June 30, 2016.

On June 3, 2016, we closed on the acquisition of a construction permit for an FM Translator in Atwood, Kentucky for $88,000 in cash. The translator will be used in our Columbus, Ohio market and is reflected in projects-in-process at June 30, 2016.

On May 13, 2016, we closed on the acquisition of a construction permit for an FM Translator in Kerrville, Texas for $50,000 in

cash. The translator will be used in our Houston, Texas market and is reflected in projects-in-process at June 30, 2016.

On May 2, 2016, we closed on the acquisition of an FM Translator in Lincoln, Maine for $100,000 in cash. The translator is used in our Boston, Massachusetts market.

On April 29, 2016, we closed on the acquisition of a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station and is reflected in projects-in-process at June 30, 2016.

Acquisitions – Digital Media

On April 1, 2016, we acquired the Retirement Watch newsletter and websites for $0.1 million in cash and the assumption of $0.6 million in deferred subscription liabilities. Retirement Watch offers research and strategies associated with retirement planning. We recorded goodwill of approximately $8,600 associated with the expected synergies to be realized upon combining the operations of Retirement Watch into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.

On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million, of which $2.7 million was paid in cash upon close and $1.3 million is due in deferred installments within one year from the closing date. The deferred installments were amended on May 17, 2016 to include the $0.3 million that was due upon finalization of banking arrangements with the deferred installments. The amended deferred payments of $1.3 million now consist of $0.6 million due within 90 days, $0.3 million due within 180 days and two deferred payments of $0.2 million each due 270 and 360 days from the closing date, respectively. As of the date of this filing, we have paid the first installment of $0.6 million. We recorded goodwill of $0.2 million associated with the expected synergies to be realized from combining the operations of these applications into our existing digital media platform. The accompanying condensed consolidated statement of operations reflects the operating results of King James Bible mobile applications as of the closing date within our digital media operating segment.

Acquisitions – Publishing

Throughout the six month period ending June 30, 2016, we acquired domain names and other assets associated within our publishing operating segment for approximately $6,000 in cash.

A summary of our business acquisitions and asset purchases during the six month period ended June 30, 2016, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
June 20, 2016	FM Translator, Columbus, Ohio (asset purchase)	$345
June 10, 2016	FM Translator, Amherst, New York (asset purchase)	60
June 8, 2016	FM Translator construction permit, Charlotte, Michigan (asset purchase)	50
June 3, 2016	FM Translator construction permit, Atwood, Kentucky (asset purchase)	88
May 13, 2016	FM Translator construction permit, Kerrville, Texas (asset purchase)	50
May 2, 2016	FM Translator, Lincoln, Maine (asset purchase)	100
April 29, 2016	FM Translator construction permit, Emporia, Kansas (asset purchase)	25
April 1, 2016	Retirement Watch (business acquisition)	100
March 8, 2016	King James Bible mobile applications (business acquisition)	4,000
Various	Purchase of domain names and assets for use in publishing business (asset purchases)	6
		$4,824

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

We believe that these valuations and analysis provide appropriate estimates of the fair value for the net assets acquired as of the acquisition date. These initial valuations are subject to refinement during the measurement period, which may be up to one year from the acquisition date. During this measurement period we may retroactively record adjustments to the net assets acquired based on additional information obtained for items that existed as of the acquisition date. Upon the conclusion of the measurement period any adjustments are reflected in our consolidated statements of operations. We have not to date recorded adjustments to our estimated fair values used in our acquisition consideration during or after the measurement period.

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred in corporate operating expenses. We recognized total costs associated with acquisitions of $0.1 million during the six month period ending June 30, 2016 compared to $0.2 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying condensed consolidated statements of operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 14 - Fair Value Measurements.

The following table summarizes the total acquisition consideration for the six month period ending June 30, 2016:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$3,524
Deferred payments	1,300
Total purchase price consideration	$4,824

The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast	Net Digital Media	Net Publishing	Net Total
	Assets Acquired	Assets Acquired	Assets Acquired	Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$13	$371	$—	$384
Projects in process	213	—		213
Broadcast licenses	492	—	—	492
Goodwill	—	230	—	230
Domain and brand names	—	908	6	914
Customer lists and contracts	—	2,867	—	2,867
Non-compete agreements	—	289	—	289
Liabilities
Deferred revenue	—	(565)	—	(565)
	$718	$4,100	$6	$4,824

Divestitures

On June 10, 2016, we received $2.5 million in cash from the National Park Service in exchange for its claim under eminent domain for our tower site in Miami, Florida. We recognized a pre-tax gain of $1.9 million from this sale. We entered into a limited terms of use agreement with the National Park Service to broadcast from the tower site for the next twenty years for a nominal fee.

Pending Transaction

On June 24, 2016, we entered into an LMA to operate radio station KTRB-AM in San Francisco, California beginning on July 1, 2016. We paid a security deposit of $55,000 in cash on June 27, 2016.

On June 15, 2016, we entered into an APA to acquire an FM Translator in Sebring, Florida for $77,000 in cash. This translator will be used by our WKAT-AM radio station in Miami, Florida. The transaction is expected to close in the third quarter of 2016.

On June 2, 2016, we entered into an APA to acquire an FM Translator in Lake Placid, Florida for $35,000 in cash. This translator will be used by our WTLN-AM radio station in Orlando, Florida. The transaction is expected to close in the third quarter of 2016.

On May 25, 2016, we entered into an APA to acquire an FM Translator in Lake City, Florida for $65,000 in cash from a related party. This translator will be used by our WBZQ-AM radio station in Orlando, Florida. The transaction is expected to close in the third quarter of 2016.

On May 18, 2016, we entered into an APA to acquire a construction permit for an FM Translator in Palm Coast, Florida for $65,000 in cash from a related party. This translator will be used by our WTWD-AM radio station in Tampa, Florida. The transaction is expected to close in the third quarter of 2016.

We are programming radio station KHTE-FM, Little Rock, Arkansas, under a 36 month TBA that began on April 1, 2015. The TBA is extendable for up to 48 months. We have the option to acquire the station for $1.2 million in cash during the TBA period. The accompanying condensed consolidated statements of operations included in this quarterly report on Form 10-Q reflect the operating results of this entity as of the TBA date.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use significant unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 14.

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

Daily Bible Devotion

We acquired Daily Bible Devotion mobile applications on May 6, 2015. We paid $1.1 million in cash upon closing and may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of cumulative session benchmarks for each mobile application. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Bible Devotional Applications to achieve the session benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $165,000, which was recorded at the discounted present value of $142,000. The discount is being accreted to interest expense over the two-year earn-out period. We believe that our experience with digital mobile applications and websites provides a reasonable basis for our estimates.

We review the fair value of the contingent earn-out consideration quarterly over the two-year earn-out period to compare actual cumulative sessions achieved to the estimated cumulative sessions used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract, or $0.3 million less amounts paid or expired to date. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the six month period ending June 30, 2016, we paid a total of $75,000 to the seller as contingent earn-out consideration for achieving benchmarks during the earn-out period to date, which was less than our original estimates. Due to declines in the cumulative sessions achieved during the six month period ending June 30, 2016, we recorded a net decrease of $93,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller is based upon net subscriber revenues achieved over a two-year period from date of close, of which we will pay the seller 50%. There is no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on our revenue projections at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount is being accreted to interest expense over the two-year earn-out period. We believe that our experience with digital publications and renewals provides a reasonable basis for our estimates.

We review the fair value of the contingent earn-out consideration quarterly over the two year earn-out period to compare actual subscription revenue earned to the estimated subscription revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the six month period ending June 30, 2016, we paid a total of $13,000 to the seller as contingent earn-out consideration for amounts earned, which was less than our original estimates. Due to declines in the number of subscriptions renewed during the six month period ending June 30, 2016, we recorded a net decrease of $13,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million each due January 2015 and January 2016. As part of the purchase agreement, we may pay up to an additional $8.5 million of contingent earn-out consideration during the three year period from the closing date based upon the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $2.4 million, which was recorded at the discounted present value of $2.0 million. We have paid $0.6 million to date and have one contingent earn-out period remaining through January 10, 2017. The discount is being accreted to interest expense over the three-year earn-out period. We believe that our experience with publications, renewal rates and websites provide a reasonable basis for our estimates.

We review the fair value of the contingent earn-out consideration quarterly over the three year earn-out period to compare actual operating revenues earned to the estimated revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract, or $8.5 million less amounts paid or expired to date. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the six month period ending June 30, 2016, no payments were made to the seller for amounts earned under the contingent earn-out consideration, which was less than our original estimates. Based on actual revenues for the period ending June 30, 2016 that were below those used in our prior estimates, we recorded a net decrease in the estimated fair value of the contingent earn-out consideration of $156,000 that is reflected in our results of operations for this period.

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration during the three and six month period ending June 30, 2016 and 2015:

	Three Months Ending June 30, 2016
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of April 1, 2016	$541	$33	$574
Acquisitions	—	—	—
Accretion of acquisition-related contingent earn-out consideration	5	1	6
Change in the estimated fair value of contingent earn-out consideration	(134)	—	(134)
Reclassification of payments due in next 12 months to short-term	34	(34)	—
Payments	(5)	—	(5)
Ending Balance as of June 30, 2016	$441	$—	$441

	Three Months Ending June 30, 2015
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of April 1, 2015	$2,251	$1,035	$3,286
Acquisitions	88	54	142
Accretion of acquisition-related contingent earn-out consideration	21	11	32
Change in the estimated fair value of contingent earn-out consideration	(293)	(14)	(307)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(877)	—	(877)
Ending Balance as of June 30, 2015	$1,190	$1,086	$2,276

	Six Months Ending June 30, 2016
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2016	$173	$602	$775
Acquisitions	—	—	—
Accretion of acquisition-related contingent earn-out consideration	8	8	16
Change in the estimated fair value of contingent earn-out consideration	(208)	(54)	(262)
Reclassification of payments due in next 12 months to short-term	556	(556)	—
Payments	(88)	—	(88)
Ending Balance as of June 30, 2016	$441	$—	$441

	Six Months Ending June 30, 2015
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2015	$1,575	$1,710	$3,285
Acquisitions	176	124	300
Accretion of acquisition-related contingent earn-out consideration	31	26	57
Change in the estimated fair value of contingent earn-out consideration	(213)	24	(189)
Reclassification of payments due in next 12 months to short-term	798	(798)	—
Payments	(1,177)	—	(1,177)
Ending Balance as of June 30, 2015	$1,190	$1,086	$2,276

NOTE 6. INVENTORIES

Inventories consist of finished goods including books from Regnery Publishing and wellness products. All inventories are valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	December 31, 2015	June 30, 2016
	(Dollars in thousands)
Regnery Publishing book inventories	$2,186	$2,612
Reserve for obsolescence – Regnery Publishing	(1,798)	(2,097)
Inventory net, Regnery Publishing	388	515

Wellness products	$562	$452
Reserve for obsolescence – Wellness products	(57)	(64)
Inventory, net Wellness products	505	388

Consolidated inventories, net	$893	$903

NOTE 7. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	December 31, 2015	June 30, 2016
	(Dollars in thousands)
Land	$31,565	$31,180
Buildings	25,448	25,362
Office furnishings and equipment	38,812	36,798
Office furnishings and equipment under capital lease obligations	228	228
Antennae, towers and transmitting equipment	83,501	83,120
Antennae, towers and transmitting equipment under capital lease obligations	795	795
Studio, production and mobile equipment	30,598	28,277
Computer software and website development costs	28,134	28,423
Record and tape libraries	55	28
Automobiles	1,298	1,326
Leasehold improvements	20,799	19,713
Construction-in-progress	6,632	9,913
	$267,865	$265,163
Less accumulated depreciation	(162,382)	(160,604)
	$105,483	$104,559

Depreciation expense was approximately $3.0 million for each of the three month periods ending June 30, 2015 and 2016, and $6.2 million and $6.0 million for the six month period ending June 30, 2015 and 2016, respectively. Included in these amounts is depreciation of $24,000 for each of the three month periods and $48,000 for each of the six month periods related to assets held under capital lease obligations. Accumulated depreciation associated with assets under capital lease obligations was $615,000 and $566,000 at June 30, 2016 and December 31, 2015, respectively.

NOTE 8. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	June 30, 2016
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,403	$(19,522)	$2,881
Domain and brand names	17,533	(11,993)	5,540
Favorable and assigned leases	2,379	(1,932)	447
Subscriber base and lists	7,786	(4,540)	3,246
Author relationships	2,245	(1,595)	650
Non-compete agreements	1,323	(867)	456
Other amortizable intangible assets	1,336	(1,336)	—
	$55,005	$(41,785)	$13,220

	December 31, 2015
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$20,009	$(18,914)	$1,095
Domain and brand names	16,619	(11,200)	5,419
Favorable and assigned leases	2,379	(1,887)	492
Subscriber base and lists	7,313	(3,808)	3,505
Author relationships	2,245	(1,523)	722
Non-compete agreements	1,034	(786)	248
Other amortizable intangible assets	1,336	(1,336)	—
	$50,935	$(39,454)	$11,481

Based on the amortizable intangible assets as of June 30, 2016, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2016 (July – Dec)	$2,314
2017	3,414
2018	3,171
2019	2,659
2020	1,359
Thereafter	303
Total	$13,220

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and $25.0 million Revolver. The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and six months ended June 30, 2015 and 2016, approximately $47,000 and $93,000, respectively, and $52,000 and $104,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, maturing in March 2020. During this term, the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter as of September 30, 2013. Prepayments may be made against the outstanding balance of our Term Loan B with each prepayment applied ratably to each of the next four principal installments due within 12 months of the prepayment date in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

We made the following payments or prepayments of our Term Loan B during the year ended December 31, 2015 and six month period ending June 30, 2016, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in thousands)
June 30, 2016	$441	$1
June 30, 2016	750	—
March 31, 2016	750	—
March 17, 2016	809	2
January 30, 2015	2,000	15

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

Debt issue costs are being amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For each of the three months ended June 30, 2015 and 2016, approximately $139,000 and $141,000, respectively, of the debt issue costs associated with the Term Loan B were recognized as interest expense. For each of the six months ended June 30, 2015 and 2016, approximately $279,000 and $283,000, respectively, of the debt issue costs associated with the Term Loan B were recognized as interest expense.

We chose to continue the presentation of debt issue costs associated with our Revolver as an asset in accordance with ASU 2015-15. These costs are being amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. During each of the three and six month periods ending June 30, 2015 and 2016, we recorded amortization of deferred financing costs of approximately $17,000 each and $35,000 each.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo Bank, National Association’s (“Wells Fargo”) base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At June 30, 2016, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 4.51%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and stepped up to 2.50 to 1.0 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of June 30, 2016, our leverage ratio was 5.39 to 1 compared to our compliance covenant of 6.00 and our interest coverage ratio was 3.33 compared to our compliance ratio of 2.50. We were in compliance with our debt covenants under the credit facility at June 30, 2016.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2015 and June 30, 2016 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	December 31, 2015	June 30, 2016
	(Dollars in thousands)
Term Loan B principal amount	$274,000	$271,250
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(3,225)	(2,825)
Term Loan B net carrying value	270,775	268,425
Revolver	3,306	1,770
Capital leases and other loans	674	622
	274,755	270,817
Less current portion	(5,662)	(4,439)
	$269,093	$266,378

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2016:

•	Outstanding borrowings of $271.2 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $1.8 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

•	Commitment fees of 0.50% on any unused portion of the revolver.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements and capital lease obligations outstanding at June 30, 2016 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2017	$4,439
2018	3,112
2019	3,102
2020	259,969
2021	113
Thereafter	82
$270,817

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$88	$81	$316	$202
Restricted stock awards compensation expense included in corporate expenses	14	—	15	24
Stock option compensation expense included in broadcast operating expenses	25	20	77	48
Stock option compensation expense included in digital media operating expenses	19	14	55	39
Stock option compensation expense included in publishing operating expenses	10	10	24	11
Total stock-based compensation expense, pre-tax	$156	$125	$487	$324
Tax provision for stock-based compensation expense	(63)	(50)	(195)	(130)
Total stock-based compensation expense, net of tax	$93	$75	$292	$194

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Expected volatility	n/a	46.77%	52.37%	47.03%
Expected dividends	n/a	4.08%	4.28%	5.36%
Expected term (in years)	n/a	6.0	3.0	7.5
Risk-free interest rate	n/a	1.38%	0.85%	1.66%

Stock option information with respect to the company’s stock-based equity plans during the six months ended June 30, 2016 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2016	1,581,123	$4.87	$3.39	4.3 years	$1,738
Granted	549,500	4.85	1.33
Exercised	(117,443)	2.85	1.85
Forfeited or expired	(70,377)	8.01	5.91
Outstanding at June 30, 2016	1,942,803	$4.88	$2.81	4.9 years	$4,585
Exercisable at June 30, 2016	1,062,178	$5.03	$3.56	3.4 years	$2,342
Expected to Vest	836,164	$4.69	$1.89	6.6 years	$2,130

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

The fair values of shares of restricted stock awards are determined based on the closing price of the company common stock on the grant dates. Information regarding the company’s restricted stock awards during the six months ended June 30, 2016 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2016	8,000	$5.83	0.2 years	$40
Granted	—	—	—	—
Lapsed	(8,000)	5.83	—	52
Forfeited	—	—	—	—
Unvested outstanding at June 30, 2016	—	$—	—	$—

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 30, 2016 of $7.22 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the six months ended June 30, 2015 and 2016 was $1.3 million and $1.1 million, respectively.

As of June 30, 2016, there was $0.7 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 2.07 years.

NOTE 11. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” As a result, $0.1 million and $0.3 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six months ended June 30, 2016, respectively, in comparison to $0.2 million and $0.5 million for the three and six months ended June 30, 2015.

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

The following table shows distributions that have been declared and paid since January 1, 2015:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
June 2, 2016	June 30, 2016	$0.0650	$1,664
March 10, 2016	April 5, 2016	$0.0650	$1,657
December 1, 2015	December 29, 2015	$0.0650	$1,656
September 1, 2015	September 30, 2015	$0.0650	$1,655
June 2, 2015	June 30, 2015	$0.0650	$1,654
March 5, 2015	March 31, 2015	$0.0650	$1,647

Based on the number of shares of Class A and Class B currently outstanding, and the currently approved distribution amount, we expect to declare and pay total annual distributions of approximately $6.7 million during the year ending December 31, 2016.

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

Options to purchase 1,634,034 and 1,942,803 shares of Class A common stock were outstanding at June 30, 2015 and 2016, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of June 30, 2015 and 2016 there were 400,366 and 501,204 dilutive shares, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $3.0 million as of June 30, 2016, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 14.

	December 31, 2015	June 30, 2016
	(Dollars in thousands)
Fair value of interest rate swap liability	$798	$2,979

NOTE 14. FAIR VALUE MEASUREMENTS

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

As of June 30, 2016, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of long-term liabilities and long-term debt and capital lease obligations approximates the fair value as the related interest rates approximate rates currently available to the company. The following table summarizes the fair value of our financial assets that are measured at fair value:

	June 30, 2016
	Total Fair Value and Carrying Value on	Fair Value Measurement Category
	Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$44	$44	$—	$—
Trade accounts receivable, net	33,091	33,091	—	—
Liabilities:
Accounts payable	3,612	3,612	—	—
Accrued expenses including estimated fair value of contingent earn-out consideration	10,687	10,246	—	441
Accrued interest	47	47	—	—
Long term liabilities	35	35	—	—
Long-term debt and capital lease obligations less unamortized discount and debt issuance costs	270,817	—	270,817	—
Fair value of interest rate swap	2,979	—	2,979	—

NOTE 15. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”  We did not record adjustments to the balance of our unrecognized tax benefits as of June 30, 2016 and 2015.  At December 31, 2015, we had $0.1 million in liabilities for unrecognized tax benefits.  Included in this liability amount is approximately $20,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance to zero over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.8 million as of June 30, 2016 and December 31, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

In April 2016, pursuant to a counterclaim to a collection suit initiated by Salem, an award was issued against Salem for breach of contract and attorney fees. While we have filed an appeal against the award as well as a malpractice lawsuit against the lawyer that represented Salem in the suit, we recorded a legal reserve of $0.5 million as of March 31, 2016.

The company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 17. SEGMENT DATA

FASB ASC Topic 280, “Segment Reporting,” requires companies to provide certain information about their operating segments. We have three operating segments: (1) Broadcast, (2) Digital Media and (3) Publishing.

Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. Our operating segments now meet the quantitative thresholds to qualify as reportable segments. We continually review our operating segment classifications to align with operational changes in our business and may make future changes as necessary.

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

The table below presents financial information for each operating segment as of June 30, 2016 and 2015 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2016
Net revenue	$49,707	$11,311	$6,761	$—	$67,779
Operating expenses	35,709	8,781	6,983	3,568	55,041
Operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairment of long-lived assets and (gain) loss on the sale or disposal of assets	$13,998	$2,530	$(222)	$(3,568)	$12,738
Depreciation	1,802	798	165	217	2,982
Amortization	23	1,093	72	1	1,189
Change in the estimated fair value of contingent earn-out consideration	—	(36)	(98)	—	(134)
Impairment of long-lived assets	700	—	—	—	700
(Gain) loss on the sale or disposal of assets	(1,721)	20	(3)	3	(1,701)
Operating income (loss)	$13,194	$655	$(358)	$(3,789)	$9,702

Three Months Ended June 30, 2015
Net revenue	$49,060	$11,499	$6,734	$—	$67,293
Operating expenses	35,187	8,767	6,469	3,518	53,941
Operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and loss on disposal of assets	$13,873	$2,732	$265	$(3,518)	$13,352
Depreciation	1,889	782	167	222	3,060
Amortization	23	1,156	135	1	1,315
Change in the estimated fair value of contingent earn-out consideration	—	(244)	(63)	—	(307)
Loss on disposal of assets	30	—	—	—	30
Operating income (loss)	$11,931	$1,038	$26	$(3,741)	$9,254

Six Months Ended June 30, 2016
Net revenue	$98,178	$22,595	$11,581	$—	$132,354
Operating expenses	71,697	17,967	11,931	7,781	109,376
Operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairment of long-lived assets and (gain) loss on the sale or disposal of assets	$26,481	$4,628	$(350)	$(7,781)	$22,978
Depreciation	3,650	1,580	315	429	5,974
Amortization	45	2,142	144	1	2,332
Change in the estimated fair value of contingent earn-out consideration	—	(106)	(156)	—	(262)
Impairment of long-lived assets	700	—	—	—	700
(Gain) loss on the sale or disposal of assets	(1,542)	6	(21)	6	(1,551)
Operating income (loss)	$23,628	$1,006	$(632)	$(8,217)	$15,785

Six Months Ended June 30, 2015
Net revenue	$95,599	$22,290	$11,260	$—	$129,149
Operating expenses	69,104	17,767	10,966	7,509	105,346
Operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on the sale or disposal of assets	$26,495	$4,523	$294	$(7,509)	$23,803
Depreciation	3,840	1,558	335	499	6,232
Amortization	46	2,326	271	1	2,644
Change in the estimated fair value of contingent earn-out consideration	—	(211)	22	—	(189)
(Gain) loss on the sale or disposal of assets	159	—	(1)	1	159
Operating income (loss)	$22,450	$850	$(333)	$(8,010)	$14,957

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2016
Inventories, net	$—	$388	$515	$—	$903
Property and equipment, net	88,155	7,131	1,625	7,648	104,559
Broadcast licenses	393,566	—	—	—	393,566
Goodwill	3,581	20,160	1,044	8	24,793
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	447	11,522	1,244	7	13,220

As of December 31, 2015
Inventories, net	$—	$505	$388	$—	$893
Property and equipment, net	88,788	7,033	1,742	7,920	105,483
Broadcast licenses	393,031	—	—	—	393,031
Goodwill	3,581	19,930	1,044	8	24,563
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	492	9,599	1,385	5	11,481

NOTE 18. SUBSEQUENT EVENTS

On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc., a provider of self-publishing services for general market authors, for $3.5 million in cash.

On July 21, 2016, we entered into an APA to acquire KXFN-AM in St. Louis, Missouri for $0.2 million. We expect the transaction to close in the latter half of 2016.

We have continued to acquire FM Translators or FM Translator Construction permits during the first FCC AMR window, which expired July 28, 2016. These transactions include the following:

Date APA Entered	Permit or ID	Authorized Site - Current	Purchase Price	Escrow Deposits	Market
			(Dollars in thousands)
7/25/2016	K296AL	Crested Butte, Colorado	$39	$8	Colorado Springs, Colorado
7/25/2016	K283CA	Festus, Missouri *	40	8	St. Louis, Missouri
7/26/2016	W263BS	Rhinelander, Wisconsin	50	25	Minneapolis, Minnesota
7/26/2016	K294CP	Roseburg, Oregon *	45	9	Portland, Oregon
7/26/2016	W279BK	Carbondale, Pennsylvania	75	15	Pittsburgh, Pennsylvania
7/26/2016	W283BR	Dansville, New York	75	15	New York, New York
7/26/2016	K228FC	Kingsville, Texas *	50	10	Houston, Texas
7/26/2016	K245AR	Little Fish Lake Valley, California	44	20	Sacramento, California
7/26/2016	K276FZ	Eaglemount, Washington *	40	8	Portland, Oregon
7/27/2016	W256CO	Angola, Indiana *	50	15	Cleveland, Ohio
7/27/2016	W249CQ	Cofax, Indiana *	45	14	St. Louis, Missouri
7/27/2016	W263CS	Battle Creek, Michigan *	50	15	Cleveland, Ohio
7/27/2016	W227BT	Port St Lucie, Florida	100	10	Tampa, Florida
	W298AM	Aurora, Florida			TBD
7/28/2016	K239CD	Lahaina, Hawaii *	110	11	Honolulu, Hawaii
	K241BZ	Kihei, Hawaii			Honolulu, Hawaii

 * Indicates that the purchase is for a FM Translator Construction Permit.

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

Salem Media Group, Inc. (“Salem”) is a domestic multi-media company with integrated operations including radio broadcasting, digital media, and publishing. Effective as of February 19, 2015, we changed our name from Salem Communications Corporation to Salem Media Group, Inc. to more accurately reflect our multi-media business. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Any information found on our website is not a part of or incorporated by reference into, this or any other report of the company filed with, or furnished to, the SEC.

OVERVIEW

We have three operating segments, (1) Broadcast, (2) Digital Media, and (3) Publishing, which reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. Our operating segments now meet the quantitative thresholds to qualify as reportable segments. We continually review our operating segment classifications to align with operational changes in our business and may make changes in the future as necessary.

We measure and evaluate our operating segments based on operating income and operating expenses that exclude costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury. We also exclude costs such as amortization, depreciation, taxes and interest expense when evaluating the performance of our operating segments.

Our principal sources of broadcast revenues include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	product sales and royalties for on-air host materials;
•	the sale of banner advertisements on our station websites;
•	the sale of digital streaming on our station websites;
•	revenue derived from station events, including ticket sales and sponsorships; and
•	listener purchase programs, often called non-traditional revenue, where revenue is generated from special discounts and incentives offered to our listeners from advertisers.

The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•	audience share;
•	how well our stations perform for our clients;
•	the size of the market;
•	the number of impressions delivered;
•	the number of page views achieved;
•	the number of events held, the number of sponsorships sold, and the attendance for each event;
•	the general economic conditions in each market; and
•	supply and demand on both a local and national level.

Our principal sources of digital media revenue include:

•	the sale of web-based or digital banner advertising;
•	the sale of digital streaming advertising;
•	the support and promotion to stream third-party content on our websites;
•	the demand for digital delivery of our newsletters and host materials;
•	the number of video and graphic downloads; and
•	the demand for our wellness products.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	subscription fees for our magazines;
•	the sale of print magazine advertising; and
•	publishing fees from authors.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We own and/or operate a national portfolio of 118 radio stations in 40 markets, consisting of 34 FM stations and 84 AM Stations. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network), and Salem Media RepresentativesTM (“SMR”). SRN, SNN, SMN and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in ten U.S. cities, specializes in placing national advertising on religious and other commercial radio stations.

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

News Talk. We currently program 33 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by our network SRN.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize barter agreements to exchange airtime for goods or services in lieu of cash. We enter barter agreements if the goods or services to be received can be used in our business or can be sold to our audience through Listener Purchase Programs. We limit the use of barter agreements with our general policy being not to preempt airtime sold for cash for airtime sold under a barter agreement. In each of the six months ending June 30, 2015 and 2016, we sold 97% and 98%, respectively, of our broadcast revenue for cash.

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

Digital Media

Web-based and digital content has been a growth area for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web-based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications, that provide market analysis and investment strategies for individual subscribers from financial commentators. Church product websites including WorshipHouseMedia.com, SermonSpice.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local listeners throughout the United States.

E-commerce includes Eagle Wellness and Gene Smart, which are online e-commerce sites offering complimentary health advice and sales of nutritional products.

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

KNOWN TRENDS AND UNCERTAINTIES

We are particularly dependent on broadcast revenue from our Los Angeles and Dallas markets, which generated 11.9% and 11.6%, respectively, of our net broadcasting revenue for the six month period ending June 30, 2016. Revenues from print magazines, including advertising revenue and subscription revenues, are challenged both economically and by the increasing use of other mediums that deliver comparable information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Because digital media is a concentrated growth area for us, decreases in revenue streams from these areas could affect our operating results, financial condition and results of operations. To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs.

Key Financial Performance Indicators – Same Station Definition

In the discussion of our results of operations below, we compare our broadcast operating results between periods on an as-reported basis, which includes the operating results of all radio stations and networks owned or operated at any time during either period and on a “same-station” basis. We define same station net broadcast revenue as net broadcast revenue from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year.  We define same station broadcast operating expenses as broadcast operating expenses from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year.  Same station operating results include those stations we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year.  Same station operating results for a full calendar year are calculated as the sum of the same station-results for each of the four quarters of that year.  We use same station operating results, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluations and management of the business.  We believe that same station operating results provide a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format.  Our presentation of same station operating results are not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP.  Our definition of same station operating results is not necessarily comparable to similarly titled measures reported by other companies.

Refer to “NON-GAAP FINANCIAL MEASURES” presented after our results of operation for a reconciliation of these non-GAAP performance measures to the most comparable GAAP measure.

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following factors affected our results of operations and cash flows for the three months ended June 30, 2016 as compared to the same period of the prior year:

Financing

•	On June 30, 2016, we paid $1.2 million in principal on our term loan of $300.0 million (“Term Loan B”), of which $0.4 million was an early repayment of principal, and paid interest due as of that date. We recorded a $1,300 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $3,400 in bank loan fees associated with this principal repayment.

Acquisitions

•	On June 20, 2016, we closed on the acquisition of an FM Translator used in our Columbus, Ohio market for $0.3 million in cash.
•	On June 10, 2016, we closed on the acquisition of an FM Translator in Amherst, New York for $60,000 in cash. The translator is used in our Pittsburgh, Pennsylvania market.

•	On June 8, 2016, we closed on the acquisition of an FM Translator construction permit in Charlotte, Michigan for $50,000 in cash. The translator will be used in our Detroit, Michigan market and is reflected in projects-in-process at June 30, 2016.
•	On June 3, 2016, we closed on the acquisition of an FM Translator construction permit in Atwood, Kentucky for $88,000 in cash. The translator will be used in our Columbus, Ohio market and is reflected in projects-in-process at June 30, 2016.
•	On May 13, 2016, we closed on the acquisition of an FM Translator construction permit in Kerrville, Texas for $50,000 in cash. The translator will be used in our Houston, Texas market and is reflected in projects-in-process at June 30, 2016.
•	On May 2, 2016, we closed on the acquisition of an FM Translator in Lincoln, Maine for $100,000 in cash. The translator is used in our Boston, Massachusetts market.
•	On April 29, 2016, we closed on the acquisition of a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station and is reflected in projects-in-process at June 30, 2016.
•	On April 1, 2016, we acquired the Retirement Watch newsletter and websites for $0.1 million in cash and the assumption of $0.6 million in deferred subscription liabilities. Retirement Watch offers research and strategies associated with retirement planning. We recorded goodwill of approximately $8,600 associated with the expected synergies to be realized upon combining the operations of Retirement Watch into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.

Divestitures

•	On June 10, 2016, we received $2.5 million in cash from the National Park Service in exchange for its claim under eminent domain for our tower site in Miami, Florida. We recognized a pre-tax gain of $1.9 million from this sale. We entered into a limited terms of use agreement with the National Park Service to broadcast from the tower site for the next twenty years for a nominal fee.

Net Broadcast Revenue

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$49,060	$49,707	$647	1.3%	72.9%	73.3%
Same Station Net Broadcast Revenue	$48,920	$48,970	$50	0.1%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,
	2015		2016
	(Dollars in thousands)
Block program time:
National	$11,396	23.2%	$12,374	24.9%
Local	8,644	17.6%	8,896	17.9%
	20,040	40.8%	21,270	42.8%
Broadcast Advertising:
National	3,719	7.6%	2,974	6.0%
Local	16,403	33.4%	16,371	32.9%
	20,122	41.0%	19,345	38.9%
Station Digital	1,382	2.8%	1,431	2.9%
Infomercials	681	1.4%	593	1.2%
Network	3,465	7.1%	3,945	7.9%
Other	3,370	6.9%	3,123	6.3%
Net broadcast revenue	$49,060	100.0%	$49,707	100.0%

Block programming revenue increased $1.2 million including $0.5 million generated from stations that were acquired during the year ended December 31, 2015. In existing markets, we saw increases in the number of national and local programmers featured on our stations. The increase in the number of programmers creates a higher demand for time slots, which can also result in the realization of higher rates. Revenue from National Ministry programmers increased $0.4 million while revenue from local programmers increased $0.1 million on our Christian Teaching & Talk format stations. Block programming revenue also increased $0.2 million on our News Talk stations.

Advertising revenue, net of agency commissions, decreased by $0.8 million. Excluding political revenue, which increased $0.3 million, advertising revenue declined by $1.1 million. The decline includes a $1.4 million reduction in national advertising sales on our CCM format stations due to higher competition for advertising sales from agencies that was offset by a $0.3 million increase in local advertising sales on our News Talk format stations. Local advertising sales reflect a higher demand for air-time, particularly on our News Talk format stations that benefit from political advertising and news content from presidential debates. The higher demand for air time results in higher spot rates for premium air time.

Digital revenues from our radio station websites were consistent in both the number of advertisers and the rates charged as compared to the same period of the prior year.

Declines in infomercial revenues of $0.1 million reflect our efforts to feature programming that is tailored to our listeners and consistent with our company values. We continue to seek alternatives to infomercial programs that we believe are not of interest to our listeners.

The growth in network revenues of $0.5 million includes an increase of $0.6 million in network affiliation fees from a higher level of stations syndicating our programs offset by a $0.1 million decline in political advertisements.

Other revenues declined by $0.2 million due to a lower demand from listeners to participate in sales incentives and discounts offered under listener purchase programs. This lower demand resulted in a $0.2 million decline in listener purchase program revenue and a $0.1 million decrease in event revenues that were partially offset by a $33,000 increase real estate and tower rents.

On a same station basis, net broadcast revenue increased $0.1 million, which reflects these items net of the impact of revenue generated from newly-acquired stations.

Net Digital Media Revenue

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$11,499	$11,311	$(188)	(1.6)%	17.1%	16.7%

	Three Months Ended June 30,
	2015		2016
	(Dollars in thousands)
Digital Advertising, Net	$5,999	52.2%	$6,106	54.0%
Digital Streaming	1,100	9.5	1,137	10.0
Digital Subscriptions	1,331	11.6	1,293	11.4
Digital Downloads	2,134	18.5	1,910	16.9
e-commerce	869	7.6	811	7.2
Other	66	0.6	54	0.5
Net Digital Media Revenue	$11,499	100.0%	$11,311	100.0%

On a consolidated basis, digital advertising revenue, net of agency commissions, increased by $0.1 million. Salem Web Network digital advertising revenue increased $0.2 million due to growth in the number of page views generated from the use of mobile applications which was offset by declines in digital revenue generated from Red State, a conservative news blog site. While changes in the Facebook newsfeed algorithm have negatively impacted our page views, we are beginning to see an increase in the monetization of page views from mobile applications. The number of page views generated directly impacts the amount of digital advertising revenue generated for each site. Mobile page views typically carry lower advertising inventory and lower rates as compared to desktop page views.

Digital streaming revenues of content available on our Christian websites were consistent with that of the same period of the prior year both in sales volume and in rates charged.

The decline in digital subscription revenue reflects lower distribution levels of Eagle Financial Publications. The stock market performance during the six month period ending June 30, 2016, specifically the drop in the market during January 2016, negatively impacted the demand for these products. There were no changes in subscriber fee rates during this period.

The $0.2 million decrease in digital download revenue reflects a lower volume of downloads during the three month period ending June 30, 2016 as compared to the same period of the prior year. Of this decrease, $0.2 million was generated from WorshipHouseMedia.com and $0.1 million from SermonSpice.com, which benefited from the Easter holiday falling in the first quarter of 2016 as compared to the second quarter of 2015. The decrease was offset by a $0.1million increase generated from job posting fees for ChristianStaffing.com. There were no changes in fee rates charged to our customers for digital downloads.

E-commerce revenue includes sales of wellness products from Eagle Wellness and Gene Smart, which was acquired on June 4, 2015. Sales of Eagle Wellness products declined by $68,000 and were partially offset with products sold under Gene Smart of $28,000. The net decline reflects a 6.3% reduction in the number of products sold offset by a 1.3% increase in the average retail price.

Net Publishing Revenue

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$6,734	$6,761	$27	0.4%	10.0%	10.0%

	Three Months Ended June 30,
	2015		2016
	(Dollars in thousands)
Book Sales	$4,511	67.0%	$5,130	75.9%
Estimated Sales Returns & Allowances	(1,369)	(20.3)	(1,742)	(25.8)
e-Book Sales	802	11.9	550	8.1
Self-Publishing Fees	1,477	21.9	1,613	23.9
Print Magazine Subscriptions	490	7.3	430	6.4
Print Magazine Advertisements	448	6.6	375	5.5
Other	375	5.6	405	6.0
Net Publishing Revenue	$6,734	100.0%	$6,761	100.0%

Consolidated book sales include a $0.7 million increase in print book sales from Regnery Publishing. The volume of book sales generated from Regnery is directly attributable to the composite mix of titles available in each period. Revenues from book sales increase based on the number of available titles that achieve the New York Times bestseller list as this increases awareness and demand for the publication(s). The increase in estimated sales returns and allowances for Regnery Publishing of $0.4 million includes returns processed for lower than expected book sales primarily associated with one release. Overall, the increase is consistent with the higher volume of print book sales during the three months ending June 30, 2016 as compared to the prior year. Xulon Press books sales decreased $0.1 million due to a decrease in the number of author submissions. There were no changes in rates.

E-book sales from Regnery Publishing decreased $0.3 million based on the number of units sold as compared to the prior year. The decline is attributable to the composite mix of titles available in each of the years and the number of titles that achieve the New York bestseller list.

Xulon Press self-publishing fees increased $0.1 million due to growth in the number of authors that utilized the services. There were no changes in fees as compared to the same period of the prior year. We believe that our ability to cross-promote Xulon’s self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

Print magazine revenue continues to decline with a $0.1 million reduction in subscription revenue based on the number of subscribers and a corresponding $0.1 million decline in advertising revenues based on reduced demand and reduced rates due to lower distribution levels. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$35,187	$35,709	$522	1.5%	52.3%	52.7%
Same Station Broadcast Operating Expenses	$35,039	$34,958	$(81)	(0.2)%

Increases in broadcast operating expenses include $0.7 million in expenses associated with stations that were acquired during 2015 that are included in all 2016 reporting periods. These stations, as well as our existing markets, show a $0.6 million increase in personnel-related costs due to an increase in staffing associated with acquisitions. These increases were offset by a $0.3 million decline in bad debt expense due to successful collection efforts. On a same station basis, broadcast operating expenses decreased by $0.1 million, which reflects these items net of the impact of costs generated from newly-acquired stations.

Digital Media Operating Expenses

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,767	$8,781	$14	0.2%	13.0%	13.0%

Operating expenses for Salem Web Network and Townhall decreased by $0.1 million including a $0.1 million decline in royalties and $0.1 million decrease in facility-related expenses offset by an increase in hosting and streaming expenses of $0.1 million.

Operating expenses associated with Eagle Financial Publications increased by $0.1 million, including a $0.1 million increase in advertising and promotions and an increase of $27,000 in personnel-related expenses that were offset by a $30,000 decline in royalties’ expenses.

There were no changes in operating costs associated with our E-commerce businesses. All changes noted in royalty expenses were consistent with changes in digital media revenues.

Publishing Operating Expenses

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$6,469	$6,983	$514	7.9%	9.6%	10.3%

Publishing operating expenses include cost of goods sold associated with book sales on Regnery Publishing of $0.6 million for the three months ended June 30, 2016 compared to $0.5 million for the same period of the prior year. There were no significant changes in the operating margins for Regnery Publishing. Higher variable costs include a $0.5 million increase in royalties and a $0.1 million increase in personnel-related expenses that were offset by a $0.2 million decline in advertising and promotion expenses.

Operating expenses associated with our print magazines declined $77,000 consistent with lower print magazine subscription and advertising revenue. This was partially offset by a $34,000 increase in variable costs including bad debt expense and computer supplies.

Operating expenses associated with Xulon Press book sales decreased $6,000 consistent with the lower level of book sales. We incurred higher variable costs of $15,000 including $35,000 in advertising expenses and $28,000 in professional services that were offset by a decrease of $40,000 in bad debt expense.

Unallocated Corporate Expenses

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,518	$3,568	$50	1.4%	5.2%	5.3%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not directly attributable to any one of our operating segments. Increases in these costs over the prior year primarily relate to personnel-related expenses.

Depreciation Expense

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,060	$2,982	$(78)	(2.5)%	4.5%	4.4%

There were no changes in our depreciation methods or in the estimated useful lives of our asset groups. The decline in depreciation of $0.1 million reflects the impact of computer software capitalized with acquisitions during 2012 that were fully depreciated as of the three month period ending June 30, 2016, compared to depreciation expense of $0.1 million for the same period of the prior year as well as the composite mix of other capital expenditures that were also fully depreciated. Capital expenditures and acquisitions from the second, third and fourth quarter of 2015 are expected to increase depreciation expense over the remainder of 2016.

Amortization Expense

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,315	$1,189	$(126)	(9.6)%	2.0%	1.8%

There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups. The decline in amortization expense of $0.1 million reflects the impact of customer lists and contracts acquired with Eagle Publishing that were fully amortized as of the three month period ending June 30, 2016, compared to amortization expense of $0.5 million during the same period of the prior year. This decline was partially offset by a $0.2 million increase in amortization of intangible assets that were acquired in the third and fourth quarters of 2015.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$(307)	$(134)	$173	(56.4)%	(0.5)%	(0.2)%

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

During the three month period ending June 30, 2016, we reduced the estimated fair value of our contingent earn-out liabilities by $36,000 compared to a net decrease of $0.3 million during the same period of the prior year. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our condensed consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Impairment of Long-Lived Assets

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Impairment of long-lived assets	$—	$700	$700	100.0%	—%	1.0%

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. At that time we evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell and recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price at that time. In December 2012, after several purchase offers for the land were terminated, we obtained a third-party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land. While we continue to market the land for sale and have no intention to use the land in our operations, we have not received successful offers. Based on the amount of time that the land has been held for sale, we obtained a third-party valuation for the land as of June 2016. Based on this fair value appraisal, we recorded an additional $0.7 million impairment charge associated with the land during the three months ended June 30, 2016.

(Gain) Loss on the Sale or Disposal of Assets

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$30	$(1,701)	$(1,731)	(5,770.0)%	—%	(2.5)%

The net gain on the sale or disposal of assets of $1.6 million for the three month period ending June 30, 2016 includes a $1.9 million gain on the sale of our Miami tower site offset by a $0.2 million charge for leasehold improvements written off upon the relocation of our offices in Washington D.C. market in addition to various insignificant fixed asset disposals.

Other Income (Expense)

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$2	$2	$—	—%	—%	—%
Interest expense	(3,874)	(3,730)	144	(3.7)%	(5.8)%	(5.6)%
Change in the fair value of interest rate swap	444	(423)	(867)	(195.3)%	0.7%	(0.6)%
Loss on early retirement of long-term debt	—	(5)	(5)	—%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement and non-cash interest accretion related to deferred payments related to our acquisition activity and from our contingent earn-out consideration.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was entered into on March 28, 2013.

The loss on early retirement of long-term debt reflects the unamortized discount and bank loan fees associated with principal repayments on our Term Loan B.

Provision for Income Taxes

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$2,303	$2,190	$(113)	(4.9)%	3.4%	3.2%

In accordance with FASB ASC Topic 740, “Income Taxes,” our tax provision for income taxes decreased $0.1 million for the three months ending June 30, 2016 to $2.2 million compared to $2.3 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 39.5% for the three months ended June 30, 2016 and 2015. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income

	Three Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$3,523	$3,356	$(167)	(4.7)%	5.2%	5.0%

We recognized net income of $3.4 million for the three month period ending June 30, 2016 compared to $3.5 million in the same period of the prior year. During this period, our operating income increased by $0.4 million due to a $0.5 million increase in net revenue that was offset by a $0.1 million increase in operating expenses. Included in operating expenses are a $1.9 million gain from the sale of our Miami tower site and a $0.7 million impairment charge. We also recognized a $0.8 million increase in other expenses based on the change in the fair value of our interest rate swap agreement.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The following factors affected our results of operations and cash flows for the six months ended June 30, 2016 as compared to the same period of the prior year:

Financing

•	On June 30, 2016, we paid $1.2 million in principal on our term loan of $300.0 million (“Term Loan B”), of which $0.4 million was an early repayment of principal. We recorded a $1,300 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $3,400 in bank loan fees associated with this principal repayment.
•	On March 17, 2016, we paid $0.8 million in principal on our Term Loan B and paid interest due as of that date. We recorded a $2,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $6,700 in bank loan fees associated with this principal repayment.

Acquisitions

•	On June 20, 2016, we closed on the acquisition of an FM Translator used in our Columbus, Ohio market for $0.3 million in cash.
•	On June 10, 2016, we closed on the acquisition of an FM Translator in Amherst, New York for $60,000 in cash. The translator is used in our Pittsburgh, Pennsylvania market.
•	On June 8, 2016, we closed on the acquisition of an FM Translator construction permit in Charlotte, Michigan for $50,000 in cash. The translator will be used in our Detroit, Michigan market and is reflected in projects-in-process at June 30, 2016.
•	On June 3, 2016, we closed on the acquisition of an FM Translator construction permit in Atwood, Kentucky for $88,000 in cash. The translator will be used in our Columbus, Ohio market and is reflected in projects-in-process at June 30, 2016.
•	On May 13, 2016, we closed on the acquisition of an FM Translator in construction permit Kerrville, Texas for $50,000 in cash. The translator will be used in our Houston, Texas market and is reflected in projects-in-process at June 30, 2016.
•	On May 2, 2016, we closed on the acquisition of an FM Translator in Lincoln, Maine for $100,000 in cash. The translator is used in our Boston, Massachusetts market.
•	On April 29, 2016, we closed on the acquisition of a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station and is reflected in projects-in-process at June 30, 2016.
•	On April 1, 2016, we acquired the Retirement Watch newsletter and websites for $0.1 million in cash and the assumption of $0.6 million in deferred subscription liabilities.
•	On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million of which $2.7 million was paid in cash upon close and $1.3 million is due in deferred installments within one year from the closing date.

Divestitures

•	On June 10, 2016, we received $2.5 million in cash from the National Park Service in exchange for its claim under eminent domain for our tower site in Miami, Florida. We recognized a pre-tax gain of $1.9 million from this sale. We entered a limited terms of use agreement with the National Park Service to broadcast from the tower site for the next twenty years for a nominal fee.

Net Broadcast Revenue

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$95,599	$98,178	$2,579	2.7%	74.0%	74.2%
Same Station Net Broadcast Revenue	$95,459	$96,661	$1,202	1.3%
35

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2015		2016
	(Dollars in thousands)
Block program time:
National	$22,445	23.5%	$24,456	24.9%
Local	17,384	18.2%	18,014	18.4%
	39,829	41.7%	42,470	43.3%
Broadcast Advertising:
National	7,211	7.5%	6,424	6.5%
Local	31,159	32.6%	31,659	32.3%
	38,370	40.1%	38,083	38.8%
Station Digital	2,706	2.8%	2,765	2.8%
Infomercials	1,394	1.5%	1,216	1.2%
Network	7,118	7.4%	8,207	8.4%
Other	6,182	6.5%	5,437	5.5%
Net broadcast revenue	$95,599	100.0%	$98,178	100.0%

Block programming revenue increased by $2.6 million of which $1.0 million was generated from stations that were acquired during the year ended December 31, 2015. In existing markets, we saw increases in the number of both national and local programmers featured on our stations. The increase in the number of programmers creates a higher demand for time slots, which can result in the realization of higher rates. On our Christian Teaching & Talk station, revenue from National Ministry programmers increased $0.9 million while revenue from local programmers increased $0.2 million. Revenue from our News Talk stations increased $0.4 million while revenue from our Spanish Christian Teaching and Talk stations increased $0.1 million.

Advertising revenue, net of agency commissions, decreased by $0.3 million. Excluding political revenue, which increased $0.9 million, advertising revenue declined by $1.2 million. This decline includes a $2.1 million decrease in local and national advertising sales on our CCM format stations due to higher competition for advertising sales from agencies that was partially offset by a $0.8 million increase in local advertising sales. The increase in local advertising resulted from a higher demand for air-time, particularly on our News Talk, Business Talk and Spanish Christian Teaching and Talk format stations that benefit from political advertising and news content from presidential debates.

Digital revenues generated from our radio station websites were consistent with both the number of advertisers and the rates charged as compared to the same period of the prior year.

Declines in infomercial revenues of $0.2 million reflect our efforts to feature programming that is tailored to our listeners and consistent with our company values. We continue to seek alternatives to infomercial programs which we believe are not of interest to our listeners.

The growth in network revenues of $1.1 million include political advertisements of $0.2 million and an increase of $0.8 million in network affiliation fees from increases in the number of stations syndicating our programs.

Other revenues declined by $0.7 million due to a lower demand from listeners to participate in sales incentives and discounts offered under listener purchase programs. This lower demand resulted in a $0.8 million decline in listener purchase program revenue that was partially offset by a $54,000 increase in real estate and tower rents.

On a same station basis, net broadcast revenue increased $1.2 million, which reflects these items net of the impact of start-up costs associated with format changes and station acquisitions.

Net Digital Media Revenue

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$22,290	$22,595	$305	1.4%	17.3%	17.1%

	Six Months Ended June 30,
	2015		2016
	(Dollars in thousands)
Digital Advertising, Net	$11,599	52.0%	$12,221	54.1%
Digital Streaming	2,179	9.8	2,257	10.0
Digital Subscriptions	2,634	11.8	2,360	10.4
Digital Downloads	4,024	18.0	3,989	17.7
e-commerce	1,752	7.9	1,652	7.3
Other	102	0.5	116	0.5
Net Digital Media Revenue	$22,290	100.0%	$22,595	100.0%

On a consolidated basis, digital advertising revenue, net of agency commissions, increased by $0.6 million. Included in this amount is a $0.1 million increase in revenue generated from Townhall.com based on a higher volume of page views driven by the current year political elections. Digital advertising revenue generated from Salem Web Network increased $0.5 million due to growth in the number of page views generated from the use of mobile applications. While changes in the Facebook newsfeed algorithm have negatively impacted our page views, we are beginning to see an increase in monetization of page views from mobile applications. The number of page views generated directly impacts the amount of digital advertising revenue generated for each site. Mobile page views typically carry lower advertising inventory and lower rates as compared to desktop page views.

Digital streaming revenues of content available on our Christian websites increased $0.1 million as compared to the same period of the prior due to an increase in volume of streaming content from our Christian content websites.

The $0.3 million decline in digital subscription revenue reflects lower distribution levels of Eagle Financial Publications. The stock market performance during the six month period ending June 30, 2016, specifically the drop in the market during January 2016, negatively impacted the demand for these products. There were no changes in subscriber fee rates during this period.

The $35,000 decrease in digital download revenue reflects a lower volume of downloads from our Church Products division websites, including a $0.1 million decline of video downloads on our SermonSpice.com offset by a $0.1 million increase in fees generated from ChurchStaffing.com. There were no changes in fee rates charged to our customers for digital downloads.

E-commerce revenue includes sales of wellness products from Eagle Wellness and Gene Smart, which was acquired on June 4, 2015. Sales of Eagle Wellness products declined by $0.1 million due to a lower number of products sold. The decline was partially offset with sales of products under Gene Smart of $64,000. The net decline reflects a 6.0% reduction in the number of products sold and a discount on retail prices of less than 0.1%.

Net Publishing Revenue

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$11,260	$11,581	$321	2.9%	8.7%	8.8%

	Six Months Ended June 30,
	2015		2016
	(Dollars in thousands)
Book Sales	$6,849	60.8%	$7,825	67.6%
Estimated Sales Returns & Allowances	(1,944)	(17.2)	(2,437)	(21.0)
e-Book Sales	1,222	10.9	957	8.2
Self-Publishing Fees	2,768	24.6	3,046	26.3
Print Magazine Subscriptions	849	7.5	767	6.6
Print Magazine Advertisements	849	7.5	721	6.2
Other	667	5.9	702	6.1
Net Publishing Revenue	$11,260	100.0%	$11,581	100.0%

Consolidated book sale revenues include a $1.2 million increase in print book sales from Regnery Publishing. The increase is directly attributable to the composite mix of titles available in each of the periods. Revenues from book sales increase based on the number of available titles that achieve the New York Times bestseller list as this increases awareness and demand for the publication(s). The increase in estimated sales returns and allowances for Regnery Publishing of $0.5 million is consistent with the higher volume of print book sales during the three months ending June 30, 2016 as compared to the prior year. Xulon Press books sales decreased $0.2 million due to a decrease in the number of author submissions.

E-book sales from Regnery Publishing decreased $0.3 million due to the number of units sold as compared to the prior year. The decline is directly attributable to the composite mix of titles available in each of the years and the number of titles that achieve the New York Times bestsellers list.

Xulon Press self-publishing fees increased $0.3 million due to growth in the number of authors that utilize the services. There were no changes in fees as compared to the same period of the prior year. We believe that our ability to cross-promote Xulon’s self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

Print magazine revenue continues to decline with a $0.1 million reduction in subscription revenue based on the number of subscribers and a corresponding $0.1 million decline in advertising revenues based on reduced demand and reduced rates due to lower distribution levels. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Six Months Ended March 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$69,104	$71,697	$2,593	3.8%	53.5%	54.2%
Same Station Broadcast Operating Expenses	$68,945	$70,098	$1,153	1.7%

Broadcast operating expenses increased by $2.6 million including a $1.9 million in increase in personnel-related costs that include sales-based commissions consistent with the increase in revenues, a $0.9 million increase in facility-related expenses a $0.5 million charge associated with a contract litigation matter, and $0.2 million of costs associated with a corporate-sponsored conference, The conference was held in January 2016 and featured our local and national talk show hosts to focus on opportunities with the upcoming political elections. These higher costs were offset with a $0.6 million decline in bad debt expense due to successful collection efforts and a $0.3 million decline in discretionary advertising costs. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with format changes and station launches.

Digital Media Operating Expenses

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$17,767	$17,967	$200	1..1%	13.8%	13.6%

Operating expenses associated with Salem Web Network and Townhall increased $28,000. The change includes a $0.3 million increase in hosting and streaming expenses that was offset by a $0.1 million decline in bad debt expenses from successful collection efforts, a $0.1 million decrease in facility-related expenses and a $49,000 decline in personnel-related expenses.

Operating expenses associated with Eagle Financial Publications increased $0.1 million, including a $0.2 million increase in advertising costs and a $35,000 increase in personnel-related costs that were offset with a decline of $45,000 in royalties based on the lower volume of digital subscriptions sold.

Variable expenses associated with Eagle Wellness increased $0.1 million, including a $45,000 increase in royalties and a $29,000 increase in professional services based on higher sales volumes.

Publishing Operating Expenses

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$10,966	$11,931	$935	8.8%	8.5%	9.0%

Publishing operating expenses include cost of goods sold associated with Regnery Publishing of $0.9 million for the six months ended June 30, 2016 compared to $0.8 million for the same period of the prior year. There were no significant changes in our margins. Higher variable costs include $0.9 million in royalties and $0.2 million in personnel-related expenses that were offset by a $0.1 million decrease in advertising and promotion expenses and a $0.1 million decrease in fulfillment costs.

Operating expenses associated with our print magazines declined $0.1 million consistent with reductions in the number of subscribers and lower advertising revenue.

Xulon Press operating expenses include cost of goods sold from book sales of $1.4 million, which declined slightly from the same period of the prior year based on lower sales volumes. Other operating expenses increased by $40,000 including a $60,000 increase in professional service fees that were offset by $15,000 in savings from bad debt expense.

Unallocated Corporate Expenses

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$7,509	$7,781	$272	3.6%	5.8%	5.9%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not directly attributable to any one of our operating segments. Increases in these costs over the prior year include a $0.3 million increase in personnel-related costs and a $0.2 million increase in professional services offset by a $0.1 million decline in acquisition-related costs.

Depreciation Expense

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$6,232	$5,974	$(258)	(4.1)%	4.8%	4.5%

There were no changes in our depreciation methods or in the estimated useful lives of our asset groups. The decline in depreciation of $0.3 million reflects the impact of computer software capitalized with acquisitions during 2012 that were fully depreciated as of the six month period ending June 30, 2016, compared to depreciation expense of $0.2 million for the same period of the prior year as well as the composite mix of other capital expenditures that were also fully depreciated. Capital expenditures and acquisitions from the third and fourth quarter of 2015 are expected to increase depreciation expense over the remainder of 2016.

Amortization Expense

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,644	$2,332	$(312)	(11.8)%	2.0%	1.8%

There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups. The decline in amortization expense reflects the impact of customer lists and contracts acquired with Eagle Publishing that were fully amortized as of the six month period ending June 30, 2016, compared to amortization expense of $0.6 million during the same period of the prior year. This decline was partially offset by a $0.2 million increase in amortization of intangible assets that were acquired in the third and fourth quarters of 2015.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$(189)	$(262)	$(73)	38.6%	(0.1)%	(0.2)%

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

During the six month period ending June 30, 2016 and 2015, we reduced the estimated fair value of our contingent earn-out liabilities by $0.2 million. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our condensed consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Impairment of Long-Lived Assets

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Impairment of long-lived assets	$—	$700	$700	100.0%	—%	0.5%

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. At that time we evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell and recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price at that time. In December 2012, after several purchase offers for the land were terminated, we obtained a third-party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land. While we continue to market the land for sale and have no intention to use the land in our operations, we have not received successful offers. Based on the amount of time that the land has been held for sale, we obtained a third-party valuation for the land as of June 2016. Based on this fair value appraisal, we recorded an additional $0.7 million impairment charge associated with the land during the three months ended June 30, 2016.

(Gain) Loss on the Sale or Disposal of Assets

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on the sale or disposal of assets	$159	$(1,551)	$(1,710)	(1,075.5)%	0.1%	(1.2)%

The net gain on the sale or disposal of assets of $1.6 million for the six month period ending June 30, 2016 includes a $1.9 million gain on the sale of our Miami tower site offset by a $0.4 million charge associated with the relocation of our offices in the Washington D.C. market and various fixed asset disposals.

The net loss on the sale or disposal of assets for the same period of the prior year includes a $0.2 million charge associated with the relocation of our office and studio in the Seattle, Washington market offset by various fixed asset disposals.

Other Income (Expense)

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$3	$3	$—	—%	—%	—%
Interest expense	(7,678)	(7,526)	152	(2.0)%	(5.9)%	(5.7)%
Change in the fair value of interest rate swap	(976)	(2,181)	(1,205)	123.5%	(0.8)%	(1.6)%
Loss on early retirement of long-term debt	(41)	(14)	27	(65.9)%	—%	—%
Net miscellaneous income and (expenses)	7	—	(7)	(100.0)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement and non-cash interest accretion related to deferred payments related to our acquisition activity and from our contingent earn-out consideration.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was entered into on March 28, 2013.

The loss on early retirement of long-term debt reflects the unamortized discount and bank loan fees associated with principal redemptions of our Term Loan B.

Net miscellaneous income and expenses includes royalty income, usage fees for our real estate properties and insurance proceeds.

Provision for Income Taxes

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$2,454	$2,358	$(96)	(3.9)%	1.9%	1.8%

In accordance with FASB ASC Topic 740, “Income Taxes,” our tax provision for income taxes decreased $0.1 million for the six months ending June 30, 2016 to $2.4 million compared to $2.5 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 38.9% for the six months ended June 30, 2016 compared to 39.1% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income

	Six Months Ended June 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$3,818	$3,709	$(109)	(2.9)%	3.0%	2.8%

We recognized net income of $3.7 million for the six month period ending June 30, 2016 compared to $3.8 million in the same period of the prior year. During this period, our operating income increased by $0.8 million due to a $3.2 million increase in net revenue that was offset with $2.4 million increase in operating expenses. Included in operating expenses are a $1.9 million gain from the sale of our Miami tower site and a $0.7 million impairment charge. We also recognized a $1.2 million increase in other expenses based on the change in the fair value of our interest rate swap agreement.

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

Item 10(e) of Regulation S-K defines and prescribes the conditions under which certain non-GAAP financial information may be presented in this report. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Digital media operating income, Publishing operating income, and free cash flow, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance.

The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate SOI. We define SOI as net broadcast revenue less broadcast operating expenses. Accordingly, changes in net broadcast revenue and broadcast operating expenses, as explained above, have a direct impact on changes in SOI. SOI is not a measure of performance calculated in accordance with GAAP. SOI should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. We believe that SOI is a useful non-GAAP financial measure to investors when considered in conjunction with operating income (the most directly comparable GAAP financial measure to SOI), because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. SOI is commonly used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. We use SOI as one of the key measures of operating efficiency and profitability, including our internal reviews associated with impairment analysis of our indefinite-lived intangible assets. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance prepared in accordance with GAAP. Our definition of SOI is not necessarily comparable to similarly titled measures reported by other companies.

We define same station net broadcast revenue as net broadcast revenue from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year.  We define same station broadcast operating expenses as broadcast operating expenses from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year.  Same station operating results include those stations we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year.  Same station operating results for a full calendar year are calculated as the sum of the same station-results for each of the four quarters of that year.  We use same station operating results, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluations and management of the business.  We believe that same station operating results provide a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format.  Our presentation of same station operating results are not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP.  Our definition of same station operating results is not necessarily comparable to similarly titled measures reported by other companies.

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

We define EBITDA as net income before interest, taxes, depreciation, amortization and change in fair value of interest rate swaps. We define Adjusted EBITDA as EBITDA before gains or losses on the sale or disposal of assets, changes in the estimated fair value of contingent earn-out consideration, impairment of long-lived assets, net miscellaneous income and expenses, and non-cash compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP and should be viewed as a supplement to and not a substitute for or superior to our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.

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

The tables below show the GAAP and non-GAAP performance indicators that we believe provide useful information to management and investors. We use non-GAAP measures to evaluate financial performance, develop budgets, manage expenditures, and determine employee compensation. Our presentation of this additional information is not to be considered as a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GAAP and Non-GAAP Financial Measures	2015	2016	2015	2016
	(Dollars in thousands)
Net Income	$3,523	$3,356	$3,818	$3,709
Station Operating Income	13,873	13,998	26,495	26,481
Same Station Operating Income	13,881	14,012	26,514	26,563
Digital Media Operating Income	2,732	2,530	4,523	4,628
Publishing Operating Income (loss)	265	(222)	294	(350)
EBITDA	13,629	13,868	23,799	24,077
Adjusted EBITDA	13,508	12,863	24,290	23,302
Free Cash Flow	7,470	6,492	12,696	11,088

In the table below, we present a reconciliation of same station net broadcast revenue to net broadcast revenue, the most comparable GAAP measure and same station broadcast operating expenses to broadcast operating expense, the most comparable GAAP measure. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(Dollars in thousands)
Reconciliation of Same Station Net Broadcast Revenue to Net Broadcast Revenue
Net broadcast revenue – same station	$48,920	$48,970	$95,459	$96,661
Net broadcast revenue – acquisitions	93	711	93	1,491
Net broadcast revenue – format change	47	26	47	26
Net broadcast revenue	$49,060	$49,707	$95,599	$98,178

Reconciliation of Same Station Broadcast Operating Expenses to Broadcast Operating Expenses
Broadcast operating expenses – same station	$35,039	$34,958	$68,945	$70,098
Broadcast operating expenses – acquisitions	74	708	85	1,556
Broadcast operating expenses – format change	74	43	74	43
Broadcast operating expenses	$35,187	$35,709	$69,104	$71,697

Reconciliation of Same Station Operating Income to Station Operating Income
Station operating income – same station	$13,881	$14,012	$26,514	$26,563
Station operating income (loss) – acquisitions	19	3	8	(65)
Station operating loss – format change	(27)	(17)	(27)	(17)
Station operating income	$13,873	$13,998	$26,495	$26,481

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES:

Reconciliation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss) to Net Income
Station operating income	$13,873	$13,998	$26,495	$26,481
Digital media operating income	2,732	2,530	4,523	4,628
Publishing operating income (loss)	265	(222)	294	(350)
Less unallocated corporate expenses	(3,518)	(3,568)	(7,509)	(7,781)
Less depreciation and amortization	(4,375)	(4,171)	(8,876)	(8,306)
Less change in the estimated fair value of contingent earn-out consideration	307	134	189	262
Impairment of long-lived assets	—	(700)	—	(700)
Less gain (loss) on the sale or disposal of assets	(30)	1,701	(159)	1,551
Operating income	$9,254	$9,702	$14,957	$15,785
Plus interest income	2	2	3	3
Less interest expense, net of capitalized interest	(3,874)	(3,730)	(7,678)	(7,526)
Less change in fair value of interest rate swaps	444	(423)	(976)	(2,181)
Less loss on early retirement of long-term debt	—	(5)	(41)	(14)
Less net miscellaneous income and expenses	—	—	7	—
Less provision for income taxes	(2,303)	(2,190)	(2,454)	(2,358)
Net income	$3,523	$3,356	$3,818	$3,709

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$49,060	$49,707	$95,599	$98,178
Less broadcast operating expenses	(35,187)	(35,709)	(69,104)	(71,697)
Station operating income	$13,873	$13,998	$26,495	$26,481

Net digital media revenue	$11,499	$11,311	$22,290	$22,595
Less digital media operating expenses	(8,767)	(8,781)	(17,767)	(17,967)
Digital media operating income	$2,732	$2,530	$4,523	$4,628

Net publishing revenue	$6,734	$6,761	$11,260	$11,581
Less publishing operating expenses	(6,469)	(6,983)	(10,966)	(11,931)
Publishing operating income (loss)	$265	$(222)	$294	$(350)

Reconciliation of Free Cash Flow to Adjusted EBITDA to EBITDA to Net Income
Free Cash Flow	$7,470	$6,492	$12,696	$11,088
Plus cash paid for interest, net of capitalized interest	3,559	3,552	7,071	7,099
Plus cash paid for taxes	312	191	316	60
Plus net cash paid for capital expenditures (1)	2,167	2,628	4,207	5,055
Adjusted EBIDTA	$13,508	$12,863	$24,290	$23,302
Less non-cash stock-based compensation	(156)	(125)	(487)	(324)
Less net miscellaneous income and expenses	—	—	7	—
Less loss on early retirement of long-term debt	—	(5)	(41)	(14)
Plus change in the estimated fair value of contingent earn-out consideration	307	134	189	262
Less impairment of long-lived assets	—	(700)	—	(700)
Less gain (loss) on the sale or disposal of assets	(30)	1,701	(159)	1,551
EBITDA	$13,629	$13,868	$23,799	$24,077
Plus interest income	2	2	3	3
Less depreciation and amortization	(4,375)	(4,171)	(8,876)	(8,306)
Less interest expense, net of capitalized interest	(3,874)	(3,730)	(7,678)	(7,526)
Less change in fair value of interest rate swaps	444	(423)	(976)	(2,181)
Less provision for income taxes	(2,303)	(2,190)	(2,454)	(2,358)
Net income	$3,523	$3,356	$3,818	$3,709

(1)	Net cash paid for capital expenditures reflects actual cash payments net of amounts reimbursable for tenant improvements allowances.

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

We believe the following accounting policies and the related judgments and estimates are critical accounting policies that affect the preparation of our condensed consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements.

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

Approximately 71% of our total assets at June 30, 2016 consist of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 14.

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. During our annual testing in the fourth quarter of 2015, we recognized an impairment charge of $0.4 million associated with the value of goodwill in our Singing News Network (formerly Solid Gospel Network.). The impairments were driven by reductions in the projected net revenues of the Singing News Network and of continual declines in revenues from our print magazines that were not offset with cost reductions from the decrease in the number of publications printed. The growth of digital-only publications, which are often free or significantly less than a print magazine, has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations.

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

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. We recorded a net decrease to our estimated contingent earn-out liabilities of $0.2 million during the six months ending June 30, 2016 and 2015. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 14.

Contingency Reserves

In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration and other claims that are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  Certain of these proceedings are discussed in Note 16, Commitments and Contingencies.

We record contingency reserves to the extent we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The establishment of the reserve is based on a review of all relevant factors, the advice of legal counsel, and the subjective judgment of management. The reserves we have recorded to date, including $0.5 million as of the period ending June 30, 2016, have not been material to our condensed consolidated financial position, results of operations or cash flows. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter advertising revenue included in broadcast revenue for the three and six months ended June 30, 2016 was approximately $1.4 million and $2.4 million, respectively, and $1.4 million and $3.1 million, respectively, for the same period of the prior year. Barter expenses included in broadcast operating expense for the three and six months ended June 30, 2016 was approximately $1.4 million and $2.4 million, respectively, and $1.3 million and $2.9 million, respectively, for the same period of the prior year.

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

Fair Value of Equity Awards

We account for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group Inc. common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. We have not modified our estimates or assumptions. We believe that our estimates and assumptions are reasonable and that our stock-based compensation is accurately reflected in our results of operations.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million and $0.7 million at June 30, 2016 and December 31, 2015, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Income Tax Valuation Allowances (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.8 million as of June 30, 2016 and December 31, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax.

Income Taxes and Uncertain Tax Positions

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”  We recorded no adjustments to our unrecognized tax benefits as of June 30, 2016 and 2015.  At December 31, 2015, we had $0.1 million in liabilities for unrecognized tax benefits.  Included in this liability amount is approximately $20,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance to zero over the next twelve months due to statute expirations.

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

The balance of our cash and cash equivalents decreased to $44,000 as of June 30, 2016 as compared to $0.1 million as of December 31, 2015. Working capital increased $1.0 million to $14.1 million as of June 30, 2016 compared to $13.1 million as of December 31, 2015.

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

Net cash provided by operating activities during the six month period ending June 30, 2016 increased by $3.8 million to $19.7 million compared to $15.9 million during the same period of the prior year. The increase in cash provided by operating activities includes the impact of the following items:

•	Net income decreased to $3.7 million compared to $3.8 million for the same period of the prior year;
•	Net accounts receivable decreased $2.9 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 62 days at June 30, 2016 compared to 67 days for the same period of the prior year;
•	Net accounts payable and accrued expenses decreased $2.2 million to $14.3 million for the six months ended June 30, 2016 compared to an increase of $0.8 million to $16.5 million for the same period of the prior year; and
•	Net inventories on hand slightly decreased to $0.9 million at June 30, 2016 compared to a $0.3 million decrease to $0.9 million for the same period of the prior year.

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

The following transactions have closed as of the date of this filing:

•	On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc. for $3.5 million in cash.
•	On June 20, 2016, we closed on the acquisition of an FM Translator used in our Columbus, Ohio market for $0.3 million in cash.
•	On June 10, 2016, we closed on the acquisition of an FM Translator in Amherst, New York for $60,000 in cash. The translator is used in our Pittsburgh, Pennsylvania market.
•	On June 8, 2016, we closed on the acquisition of an FM Translator construction permit in Charlotte, Michigan for $50,000 in cash. The translator will be used in our Detroit, Michigan market and is reflected in projects-in-process at June 30, 2016.
•	On June 3, 2016, we closed on the acquisition of an FM Translator construction permit in Atwood, Kentucky for $88,000 in cash. The translator will be used in our Columbus, Ohio market and is reflected in projects-in-process at June 30, 2016.
•	On May 13, 2016, we closed on the acquisition of an FM Translator construction permit in Kerrville, Texas for $50,000 in cash. The translator will be used in our Houston, Texas market and is reflected in projects-in-process at June 30, 2016.
•	On May 2, 2016, we closed on the acquisition of an FM Translator in Lincoln, Maine for $100,000 in cash. The translator is used in our Boston, Massachusetts market.
•	On April 29, 2016, we closed on the acquisition of a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station and is reflected in projects-in-process at June 30, 2016.
•	On April 1, 2016, we acquired the Retirement Watch newsletter and websites for $0.1 million in cash and the assumption of $0.6 million in deferred subscription liabilities. Retirement Watch offers research and strategies associated with retirement planning. We recorded goodwill of approximately $8,600 associated with the expected synergies to be realized upon combining the operations of Retirement Watch into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.

•	On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million of which $2.7 million was paid in cash upon close and $1.3 million is due in deferred installments within one year from the closing date. The due dates for the deferred installments were amended on May 17, 2016 to include the $0.2 million installment that was due upon finalization of banking arrangements for revenue receipts. The amended deferred installment payments include $0.6 million due within 90 days, $0.4 million due within 180 days and two deferred payments of $0.2 million each due 270 and 360 days from the closing date, respectively. We recorded goodwill of $0.2 million associated with the expected synergies to be realized from combining the operations of these applications into our existing digital platform. The accompanying consolidated statement of operations reflects the operating results of King James Bible mobile applications as of the closing date within our digital media operating segment.

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

We have entered the following agreements that are expected to close during 2016:

•	On June 24, 2016, we entered an LMA to begin operating radio station KTRB-AM in San Francisco, California as of July 1, 2016.

We entered several agreements to acquire FM Translators or FM Translator construction permits during the first window of the FCC AM Revitalization program, or “AMR.” that included several initiatives intended to benefit AM broadcasters. We believe that securing these FM Translators will allow us to increase our audience by providing enhanced coverage and reach of our existing AM broadcasts. We have entered the following agreements that are expected to close during 2016:

Date APA Entered	Permit or ID	Authorized Site - Current	Purchase Price	Escrow Deposits	Market
			(Dollars in thousands)
5/18/2016	W222BT	Palm Coast, Florida *	$65	$-	Tampa, Florida
5/25/2016	W224BU	Lake City, Florida	65	4	Orlando, Florida
6/2/2016	W284BO	Lake Placid, Florida	35	-	Orlando, Florida
6/15/2016	W267BW	Sebring, Florida	77	15	Miami, Florida
7/25/2016	K296AL	Crested Butte, Colorado	39	8	Colorado Springs, Colorado
7/25/2016	K283CA	Festus, Missouri *	40	8	St. Louis, Missouri
7/26/2016	W263BS	Rhinelander, Wisconsin	50	25	Minneapolis, Minnesota
7/26/2016	K294CP	Roseburg, Oregon *	45	9	Portland, Oregon
7/26/2016	W279BK	Carbondale, Pennsylvania	75	15	Pittsburgh, Pennsylvania
7/26/2016	W283BR	Dansville, New York	75	15	New York, New York
7/26/2016	K228FC	Kingsville, Texas *	50	10	Houston, Texas
7/26/2016	K245AR	Little Fish Lake Valley, California	44	20	Sacramento, California
7/26/2016	K276FZ	Eaglemount, Washington *	40	8	Portland, Oregon
7/27/2016	W256CO	Angola, Indiana *	50	15	Cleveland, Ohio
7/27/2016	W249CQ	Cofax, Indiana *	45	14	St. Louis, Missouri
7/27/2016	W263CS	Battle Creek, Michigan *	50	15	Cleveland, Ohio
7/27/2016	W227BT	Port St Lucie, Florida	100	10	Tampa, Florida
	W298AM	Aurora, Florida			TBD
7/28/2016	K239CD	Lahaina, Hawaii *	110	11	Honolulu, Hawaii
	K241BZ	Kihei, Hawaii			Honolulu, Hawaii

* Indicates that purchase is for FM Translator Construction Permit

As of June 30, 2016, we deposited $19,000 of cash into escrow accounts associated with APA’s for the FM Translators in Lake Placid, Florida and Sebring, Florida. As of the date of this filing, we deposited an additional $0.2 million into escrow accounts for the remaining FM Translator and FM Translator construction permits. We plan to fund the remaining balances due for these acquisitions from cash on hand, borrowings under our credit facilities, and operating cash flow.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $11.0 million during 2016.

Net cash used in investing activities during the six month period ending June 30, 2016 decreased $5.2 million to $7.1 million compared to $12.3 million during the same period of the prior year. The decrease in cash used for investing activities includes:

•	Cash paid for acquisitions decreased $3.0 million to $3.5 million compared to $6.5 million during the same period of the prior year;
•	Cash paid for capital expenditures increased $0.8 million to $5.0 million compared to $4.2 million during the same period of the prior year;
•	Cash received for the sale of broadcast assets increased to $2.5 million over the same period of the prior year; and
•	Capital expenditures for leasehold improvements that are reimbursable as tenant improvement allowances decreased $0.5 million to $0.4 million compared to $0.9 million during the same period of the prior year.

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

We believe that cash payments for deferred installments and contingent earn-out consideration that were entered contemporaneously with an acquisition are appropriately recorded as financing activities. These payments are similar to seller financing arrangements in that cash payments are typically due one to three years after the acquisition date. We referred to guidance in FASB ASC Topic 230-10-45-13 (c) which states that only advance payments, down payments, or other amounts paid at the time of purchase or soon before or after a purchase of property, plant and equipment and other productive assets are investing cash outflows. The guidance clarifies that incurring directly related debt to the seller is a financing transaction and that subsequent payments of that debt are financing cash outflows. During the six month period ending June 30, 2016, we paid $0.1 million of cash for contingent earn-out consideration due under acquisition agreements and $3.1 million of cash for deferred installments.

During the six month period ending June 30, 2016, the principal balances outstanding under our credit facilities ranged from $272.4 million to $278.1 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.7 million in 2016. The actual declaration of dividends and equity distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of free cash flow. Free cash flow is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our quarterly report on Form 10-Q.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash used in financing activities during the six month period ending June 30, 2016 increased by $9.1 million to $12.6 million from $3.5 million during the same period of the prior year. The increase in cash used for financing activities includes:

•	We paid $3.1 million of cash due under purchase agreements with deferred installments during the six month period ending June 30, 2016;
•	The impact of our book overdraft of a $2.2 million source as of the period ending June 30, 2016 compared to a $1.0 million use for the same period of the prior year;
•	We paid $0.1 million of cash due for amounts earned under the contingent earn-out provision of our purchase agreements during the six month period ending June 30, 2016 compared to $1.2 million during the same period of the prior year,
•	We repaid $2.8 million of principal outstanding on the Term Loan B compared to $2.0 million of principal during the same period of the prior year; and
•	We paid cash equity distributions of $3.3 million on our Class A and Class B common stock during the six month period ending June 30, 2016 and 2015.

Credit Facilities

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and $25.0 million Revolver. The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and six months ended June 30, 2015 and 2016, approximately $47,000 and $93,000, respectively, and $52,000 and $104,000, respectively, of the discount has been recognized as interest expense.

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

We made the following payments or prepayments of our Term Loan B during the year ended December 31, 2015 and six month period ending June 30, 2016, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in thousands)
June 30, 2016	$441	$1
June 30, 2016	750	—
March 31, 2016	750	—
March 17, 2016	809	2
January 30, 2015	2,000	15

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

We adopted ASU 2015-03, as amended by ASU 2015-15, as of the effective date, or fiscal years beginning after December 31, 2015. We chose to continue the presentation of debt issue costs associated with our Revolver as an asset in accordance with ASU 2015-15. We have retrospectively accounted for the implementation of ASU 2015-03 and ASU 2015-15 as a change in accounting principle. We have reclassified debt issue costs reported on our December 31, 2015 consolidated balance sheet as follows:

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

Debt issue costs are being amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For each of the three months ended June 30, 2015 and 2016, approximately $139,000 and $141,000, respectively, of the debt issue costs associated with the Term Loan B were recognized as interest expense. For each of the six months ended June 30, 2015 and 2016, approximately $279,000 and $283,000, respectively, of the debt issue costs associated with the Term Loan B were recognized as interest expense.

We chose to continue the presentation of debt issue costs associated with our Revolver as an asset in accordance with ASU 2015-15. These costs are being amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. During each of the three and six month periods ending June 30, 2015 and 2016, we recorded amortization of deferred financing costs of approximately $17,000 each and $35,000 each.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo Bank, National Association’s (“Wells Fargo”) base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At June 30, 2016, the blended interest rate on amounts outstanding under the Term Loan B and Revolver was 4.51%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and stepped up to 2.50 to 1.0 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of June 30, 2016, our leverage ratio was 5.39 to 1 compared to our compliance covenant of 6.00 and our interest coverage ratio was 3.33 compared to our compliance ratio of 2.50. We were in compliance with our debt covenants under the credit facility at June 30, 2016.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2015 and June 30, 2016 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2015	As of June 30, 2016
	(Dollars in thousands)
Term Loan B principal amount	$274,000	$271,250
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(3,225)	(2,825)
Term Loan B net carrying value	270,775	268,425
Revolver	3,306	1,770
Capital leases and other loans	674	622
	274,755	270,817
Less current portion	(5,662)	(4,439)
	$269,093	$266,378

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2016:

•	Outstanding borrowings of $271.2 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and
•	Outstanding borrowings of $1.8 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.
•	Commitment fees of 0.50% on any unused portion of the revolver.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements and capital lease obligations outstanding at June 30, 2016 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2017	$4,439
2018	3,112
2019	3,102
2020	259,969
2021	113
Thereafter	82
$270,817

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

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. During our annual testing in the fourth quarter of 2015, we recognized an impairment charge of $0.4 million associated with the value of goodwill associated with the Singing News Network (formerly Solid Gospel Network.) The impairments were driven by reductions in the projected net revenues of the Singing News Network and of continual declines in revenues from our print magazines that were not offset with cost reductions from the decrease in the number of publications printed. The growth of digital-only publications, which are often free or significantly less than a print magazine, has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 14.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2016, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $3.0 million as of June 30, 2016, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 14.

	December 31, 2015	June 30, 2016
	(Dollars in thousands)
Fair value of interest rate swap liability	$798	$2,979

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

SALEM MEDIA GROUP, INC.
August 5, 2016
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 5, 2016
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Employment Agreement dated July 1, 2016 between Salem Communications Holding Corporation and Stuart W. Epperson.	-	-	-	-	X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10Q for the three and six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

