Form 10-Q
period 2016-09-30
SALEM MEDIA GROUP, INC. /DE/
filed 2016-11-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 3, 2016
Common Stock, $0.01 par value per share	20,269,730 shares

Class B	Outstanding at November 3, 2016
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31, 2015 (Note 1)	September 30, 2016 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98	$80
Trade accounts receivable (net of allowances of $13,479 in 2015 and $11,423 in 2016)	36,029	36,444
Other receivables (net of allowances of $371 in 2015 and $262 in 2016)	1,981	1,001
Inventories (net of reserves of $1,855 in 2015 and $2,150 in 2016)	893	746
Prepaid expenses	6,285	7,003
Deferred income taxes	9,813	9,813
Assets held for sale	1,700	1,000
Total current assets	56,799	56,087
Notes receivable (net of allowances of $528 in 2015 and $582 in 2016)	173	96
Property and equipment (net of accumulated depreciation of $162,382 in 2015 and $152,982 in 2016)	105,483	103,322
Broadcast licenses	393,031	394,043
Goodwill	24,563	25,724
Other indefinite-lived intangible assets	833	833
Amortizable intangible assets (net of accumulated amortization of $39,454 in 2015 and $43,127 in 2016)	11,481	15,690
Deferred financing costs	151	99
Other assets	2,500	3,179
Total assets	$595,014	$599,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,177	$5,821
Accrued expenses	11,301	11,648
Accrued compensation and related expenses	8,297	10,424
Accrued interest	16	44
Current portion of deferred revenue	13,128	10,739
Income taxes payable	73	179
Current portion of long-term debt and capital lease obligations	5,662	2,681
Total current liabilities	43,654	41,536
Long-term debt and capital lease obligations, less unamortized discount and debt issuance costs, net of current portion	269,093	265,368
Fair value of interest rate swap	798	2,124
Deferred income taxes	57,082	62,766
Deferred revenue, less current portion	13,930	14,832
Other long-term liabilities	636	34
Total liabilities	385,193	386,660
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,246,134 and 22,587,380 issued and 19,928,484 and 20,269,730 outstanding at December 31, 2015 and September 30, 2016, respectively	223	226
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2015 and September 30, 2016, respectively	56	56
Additional paid-in capital	241,780	243,468
Accumulated earnings	1,768	2,669
Treasury stock, at cost (2,317,650 shares at December 31, 2015 and September 30, 2016)	(34,006)	(34,006)
Total stockholders’ equity	209,821	212,413
Total liabilities and stockholders’ equity	$595,014	$599,073

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Net broadcast revenue	$49,451	$51,052	$145,609	$149,768
Net digital media revenue	11,128	11,999	32,859	34,056
Net publishing revenue	6,912	8,221	18,172	19,802
Total net revenue	67,491	71,272	196,640	203,626
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $366 and $412 for the three months ended September 30, 2015 and 2016, respectively, and $1,096 and $1,231 for the nine months ended September 30, 2015 and 2016, respectively, paid to related parties)	35,538	37,434	104,958	109,455
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,630	9,172	26,081	26,815
Publishing operating expenses, exclusive of depreciation and amortization shown below	6,966	8,020	17,932	19,951
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $0 and $147 for the three months ended September 30, 2015 and 2016, respectively, and $69 and $254 for the nine months ended September 30, 2015 and 2016, respectively, paid to related parties)	3,697	4,147	11,206	11,928
Depreciation	3,136	2,976	9,368	8,950
Amortization	1,330	1,341	3,974	3,673
Change in the estimated fair value of contingent earn-out consideration	(603)	(196)	(792)	(458)
Impairment of long-lived assets	—	—	—	700
(Gain) loss on the sale or disposal of assets	(3)	(457)	156	(2,008)
Total operating expenses	58,691	62,437	172,883	179,006
Operating income	8,800	8,835	23,757	24,620
Other income (expense):
Interest income	3	1	6	4
Interest expense	(3,900)	(3,726)	(11,578)	(11,252)
Change in the fair value of interest rate swap	(1,510)	856	(2,486)	(1,325)
Loss on early retirement of long-term debt	—	(18)	(41)	(32)
Net miscellaneous income and expenses	1	7	8	7
Income from operations before income taxes	3,394	5,955	9,666	12,022
Provision for income taxes	1,317	3,763	3,771	6,121
Net income	$2,077	$2,192	$5,895	$5,901

Basic earnings per share data:
Basic earnings per share Class A and Class B common stock	$0.08	$0.08	$0.23	$0.23
Diluted earnings per share data:
Diluted earnings Class A and Class B common stock	$0.08	$0.08	$0.23	$0.23
Distributions per share Class A and Class B common stock	$0.07	$0.07	$0.20	$0.20

Basic weighted average Class A and Class B shares outstanding	25,459,962	25,815,242	25,411,862	25,617,307
Diluted weighted average Class A and Class B shares outstanding	25,907,651	26,183,182	25,886,087	26,012,930

See accompanying notes

SALEM MEDIA GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2016
OPERATING ACTIVITIES
Net income	$5,895	$5,901
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	657	458
Tax benefit related to stock options exercised	114	264
Depreciation and amortization	13,342	12,623
Amortization of debt issuance costs	471	475
Accretion of discount on Term Loan B	140	155
Accretion of acquisition-related deferred payments and contingent consideration	286	55
Provision for bad debts	1,746	688
Deferred income taxes	3,489	5,684
Change in the fair value of interest rate swap	2,486	1,325
Change in the estimated fair value of contingent earn-out consideration	(792)	(458)
Loss on early retirement of long-term debt	41	32
Impairment of long-lived assets	—	700
(Gain) loss on the sale or disposal of assets	156	(2,008)
Changes in operating assets and liabilities:
Accounts receivable	1,896	3,632
Inventories	(487)	147
Prepaid expenses and other current assets	(2,044)	(718)
Accounts payable and accrued expenses	(1,457)	4,143
Deferred revenue	(801)	(6,695)
Other liabilities	448	—
Income taxes payable	(154)	106
Net cash provided by operating activities	25,432	26,509
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances and non-cash transactions from trade agreements	(6,317)	(7,240)
Capital expenditures reimbursable under tenant improvement allowances and non-cash transactions from trade agreements	(2,735)	(486)
Escrow deposits related to acquisitions	(112)	(228)
Purchases of broadcast assets and radio stations	(8,686)	(718)
Purchases of digital media businesses and assets	(4,329)	(3,153)
Purchases of publishing businesses assets	—	(3,318)
Proceeds from sale of broadcast assets	10	3,147
Other	(429)	(398)
Net cash used in investing activities	(22,598)	(12,394)
FINANCING ACTIVITIES
Payments under Term Loan B	(2,000)	(5,000)
Proceeds from borrowings under Revolver	44,330	35,601
Payments under Revolver	(40,059)	(37,837)
Payments of acquisition-related contingent earn-out consideration	(1,193)	(99)
Payments of deferred installments on acquisitions	(935)	(3,421)
Proceeds from the exercise of stock options	314	969
Payments of capital lease obligations	(87)	(80)
Payment of cash distributions on common stock	(4,956)	(5,000)
Book overdraft	1,905	734
Net cash used in financing activities	(2,681)	(14,133)
Net increase (decrease) in cash and cash equivalents	153	(18)
Cash and cash equivalents at the beginning of year	33	98
Cash and cash equivalents at end of period	$186	$80

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$10,675	$10,644
Cash paid for income taxes	$327	$67
Other supplemental disclosures of cash flow information:
Barter revenue	$4,701	$3,886
Barter expense	$4,358	$3,734
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$2,709	$486
Non-cash capital expenditures for property & equipment acquired under trade agreements	$20	$—
Estimated present value of contingent earn-out consideration	$300	$—
Current value of deferred cash payments (short-term)	$—	$1,566

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

Information with respect to the three and nine months ended September 30, 2016 and 2015 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2015. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2015 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP. There have been no material changes from Note 1, Summary of Significant Accounting Policies, as contained in our Form 10-K for the year ended December 31, 2015.

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

Our publishing operating segment is comprised of three businesses. Regnery Publishing is a traditional book publisher that has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D'Souza. Xulon Press and Hillcrest Media provide self-publishing services to authors. Salem Publishing™ produces and distributes five print magazines and one digital magazine.

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

We may enter into lease arrangements with entities controlled by our principal stockholders or other related parties. We believe that the requirements of FASB ASC Topic 810 do not apply to these entities because the lease arrangements do not contain explicit guarantees of the residual value of the real estate, do not contain purchase options or similar provisions and the leases are at terms that do not vary materially from leases that would have been available with unaffiliated parties. Additionally, we do not have an equity interest in the entities controlled by our principal stockholders or other related parties and we do not guarantee debt of the entities controlled by our principal stockholders or other related parties.

We also enter into Local Marketing Agreements (“LMAs”) or Time Brokerage Agreements (“TBAs”) contemporaneously with entering into an Asset Purchase Agreement (“APA”) to acquire or sell a radio station. Typically, both LMAs and TBAs are contractual agreements under which the station owner/licensee makes airtime available to a programmer/licensee in exchange for a fee and reimbursement of certain expenses. LMAs and TBAs are subject to compliance with the antitrust laws and the communications laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the communications laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the communications laws. The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction.

As of September 30, 2016, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the adoption of FASB Accounting Standards Update (“ASU”) 2015-03 and ASU 2015-15 and the reclassification of Salem Consumer Products from e-commerce (digital) to broadcast. Under ASU 2015-03 and 2015-15, debt issuance costs, with the exception of costs associated with obtaining line-of-credit arrangements, are reported as a reduction of the debt liability rather than as a deferred cost asset. The adoption of ASU 2015-03 and ASU 2015-15 is reported as a change in accounting principle and discussed in detail in Note 9 – Notes Payable. The reclassification of Salem Consumer Products, our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, was made to assess the performance of each network program based on all revenue sources. Refer to Note 17 – Segment Data for an explanation of this reclassification.

Out-of-Period Adjustment

During the third quarter of 2016, we identified an error in our valuation allowance for certain deferred tax assets. We recorded an adjustment to increase our estimated deferred tax valuation allowance by $1.6 million for a portion of the deferred tax assets related to state net operating loss carryforwards that we determined were not more likely than not to be realized.

In evaluating the adjustment, we referred to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 99, including SAB Topic 1.M, which provides guidance on the assessment of materiality and states that “the omission or misstatement of an item in a financial report is material if, in the light of surrounding circumstances, the magnitude of the item is such that it is probable that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item.” We also referred to SAB 108 for guidance on considering the effects of prior year misstatements when quantifying misstatements in current year financial statements and the assessment of materiality.

Our analysis of the materiality of the adjustment was performed by reviewing quantitative and qualitative factors. We determined based on this analysis that the adjustment was not material to the current period and any prior periods.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASUs to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. Described below are ASUs that are not yet effective, but may be applicable to our financial position, results of operations, cash flows, or presentation thereof. ASUs not listed below were assessed and determined to not be applicable to our financial position, results of operations, cash flows, or presentation thereof.

In October 2016, the FASB issued ASU 2016-17, “Interests Held through Related Parties That Are under Common Control,” which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2016-17 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In October 2016, the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory,” which modifies existing guidance for the accounting for income tax consequences of intra-entity transfers of assets. This ASU requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, and interim reports within those fiscal years, with early adoption permitted only as of the first quarter of a fiscal year. We do not expect the adoption of ASU 2016-16 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing diversity in practice related to eight specific types of transactions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption is permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 requires additional disclosures including the significant judgments made by management to provide insight into the revenue and expense to be recognized from existing contracts and the timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the dollar impact of recording operating leases on our statement of financial position. The adoption of ASU 2016-02 will have a material impact on our financial position and the presentation thereof. Our existing credit facility stipulates that our covenants are based on GAAP as of the agreement date. Therefore, the material impact of recording right-to-use assets and lease liabilities on our statement of financial position is not expected to impact the compliance status for any covenant.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which provides updated guidance that enhances the reporting model for financial instruments, including amendments, to address aspects of recognition, measurement, presentation and disclosure. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. With the exception of the early application guidance applicable to certain entities, early adoption of the amendments is not permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption is permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position or presentation thereof.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern,” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures. The new standard provides management with specific guidance on the assessments and related disclosures as well as provides a longer look-forward period as one year from the financial statement issuance date. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The guidance is effective for us as of January 2018, the first interim period within fiscal years beginning on or after December 15, 2017, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606.  Preliminarily, we plan to adopt Topic 606 in the first quarter of 2018 pursuant to the (1) retrospective application method of Topic 606 and we do not currently believe that there will be a material impact to our revenues upon adoption. We continue to evaluate the impact of our pending adoption of Topic 606 and our preliminary assessments are subject to change.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 70% of our total assets as of September 30, 2016 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We do not amortize broadcast licenses, goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 14. There were no indications of impairment present as of the period ending September 30, 2016.

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

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of September 30, 2016	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss

Long-Lived Asset Held for Sale	$1,000			$1,000	$(700)

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the nine month period ending September 30, 2016, we completed or entered into the following transactions:

Debt

On September 30, 2016, we paid $2.3 million in principal on our term loan of $300.0 million (“Term Loan B”), of which $1.5 million was an early prepayment of principal, and paid interest due as of that date. We recorded a $3,900 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $14,000 in bank loan fees associated with this principal prepayment.

On June 30, 2016, we paid $1.2 million in principal on our Term Loan B, of which $0.4 million was an early prepayment of principal, and paid interest due as of that date. We recorded a $1,300 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $3,400 in bank loan fees associated with this principal prepayment.

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

Equity

On September 9, 2016, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on September 30, 2016 to all Class A and Class B common stockholders of record as of September 19, 2016.

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

Related Party Transactions

On May 25, 2016, we entered into an APA to acquire an FM Translator in Lake City, Florida for $65,000 in cash from Delmarva Educational Association Corporation, a related party entity which Nancy A. Epperson the wife of the Chairman of the Board, and Stuart W. Epperson, Jr., the son of the

Chairman of the Board, serve as directors. The translator will be used by our WBZW-AM radio station in Orlando, Florida. The transaction closed on October 12, 2016.

On May 18, 2016, we entered into an APA to acquire a construction permit for an FM Translator in Palm Coast, Florida for $65,000 in cash from Delmarva Educational Association Corporation, a related party entity which Nancy A. Epperson the wife of the Chairman of the Board, and Stuart W. Epperson, Jr., the son of the Chairman of the Board, serve as directors. This translator will be used by our WTWD-AM radio station in Tampa, Florida. The transaction closed on October 19, 2016.

On March 2, 2016, we entered into a related party lease with trusts created for the benefit of Edward G. Atsinger III, Chief Executive Officer, and Stuart W. Epperson, Chairman of the Board. The lease is for real property located in Brighton, Colorado that is used to operate radio station KNUS-AM in our Denver, Colorado market. Our Nominating and Corporate Governance Committee reviewed the lease and lease terms and determined that the terms of the transaction were no less favorable to Salem than those that would be available in a comparable transaction in arm’s length dealings with an unrelated third party.

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

On January 29, 2016, the FCC opened a one-time only filing window during which only Class C and Class D AM broadcast stations could participate. This window closed on July 28, 2016. A second window opened on July 29, 2016, allowing Class A and Class B AM broadcast stations to participate. The second window closed on October 31, 2016. During these filing windows, qualifying AM licensees may apply for one new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the AM licensee’s AM signal to provide fill-in and/or nighttime service. The FM translator must rebroadcast the related AM station for at least four years, not counting any periods of silence.

We entered into several agreements to acquire FM Translators or FM Translators construction permits during the applicable windows of the FCC AM R. Construction permits provide the station the authority to construct a new FM Translator or make changes in the existing facilities. We believe that securing these FM Translators allows us to increase our listening audience by providing enhanced coverage and reach of our existing AM broadcasts.

Our broadcast acquisitions include the following:

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

On June 8, 2016, we closed on the acquisition of a construction permit for an FM Translator construction permit in Charlotte, Michigan for $50,000 in cash. The translator will be used in our Detroit, Michigan market.

On June 3, 2016, we closed on the acquisition of a construction permit for an FM Translator in Atwood, Kentucky for $88,000 in cash. The translator will be used in our Columbus, Ohio market.

On May 13, 2016, we closed on the acquisition of a construction permit for an FM Translator in Kerrville, Texas for $50,000 in cash. The translator will be used in our Houston, Texas market.

On May 2, 2016, we closed on the acquisition of an FM Translator in Lincoln, Maine for $100,000 in cash. The translator is used in our Boston, Massachusetts market.

On April 29, 2016, we closed on the acquisition of a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station.

Acquisitions – Digital Media

On September 13, 2016, we acquired Mike Turner’s line of investment products, including TurnerTrends.com, other domain names and related assets for $0.4 million in cash and the assumption of $0.1 million in deferred subscription liabilities. Under terms of the APA, we may pay up to an additional $0.1 million in contingent earn-out consideration payable upon the achievement of specific net revenue targets within twelve months from the closing date. Turner’s investment products offer stock trading advisory newsletters to individual subscribers. We recorded goodwill of approximately $7,200 associated with the expected synergies to be realized upon combining the operations of Turner’s line of investment products into our digital media platform with Eagle Financial Publications and from brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.

On April 1, 2016, we acquired the Retirement Watch newsletter and websites for $0.1 million in cash and the assumption of $0.6 million in deferred subscription liabilities. Retirement Watch offers non-individualized research and strategies associated with retirement planning. We recorded goodwill of approximately $8,600 associated with the expected synergies to be realized upon combining the operations of Retirement Watch into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.

On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million, of which $2.7 million was paid in cash upon close and $1.3 million is due in deferred installments within one year from the closing date. The deferred installments were amended on May 17, 2016 to include the $0.3 million that was due upon finalization of banking arrangements with the deferred installments. The amended deferred payments of $1.3 million now consist of $0.6 million due within 90 days, $0.3 million due within 180 days and two deferred payments of $0.2 million each due 270 and 360 days from the closing date, respectively. During the nine month period ending September 30, 2016, we have paid $0.9 million in installments. We recorded goodwill of $0.2 million associated with the expected synergies to be realized from combining the operations of these applications into our existing digital media platform. The accompanying condensed consolidated statement of operations reflects the operating results of King James Bible mobile applications as of the closing date within our digital media operating segment.

Throughout the nine-month period ending September 30, 2016, we acquired domain names and other assets associated within our digital media operating segment for approximately $3,000 in cash.

Acquisitions – Publishing

On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc. (“Hillcrest”), for $3.5 million and the assumption of $1.1 million in deferred revenue liabilities. We paid $3.3 million in cash upon close with the remaining $0.2 million due within 90 days upon the finalization of deferred revenue obligations. Hillcrest provides self-publishing services for general market authors and will be operated within our existing Xulon Press business. We recorded goodwill of approximately $0.9 million associated with the expected synergies to be realized upon combining the operations of Hillcrest into our existing publishing platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.

Throughout the nine month period ending September 30, 2016, we acquired domain names and other assets associated within our publishing operating segment for approximately $3,000 in cash.

A summary of our business acquisitions and asset purchases during the nine month period ended September 30, 2016, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
September 13, 2016	Mike Turner’s investment products and domain names (business acquisition)	$416
August 1, 2016	Hillcrest Media Group, Inc. (business acquisition)	3,515
June 20, 2016	FM Translator, Columbus, Ohio (asset purchase)	345
June 10, 2016	FM Translator, Amherst, New York (asset purchase)	60
June 8, 2016	FM Translator construction permit, Charlotte, Michigan (asset purchase)	50
June 3, 2016	FM Translator construction permit, Atwood, Kentucky (asset purchase)	88
May 13, 2016	FM Translator construction permit, Kerrville, Texas (asset purchase)	50
May 2, 2016	FM Translator, Lincoln, Maine (asset purchase)	100
April 29, 2016	FM Translator construction permit, Emporia, Kansas (asset purchase)	25
April 1, 2016	Retirement Watch (business acquisition)	100
March 8, 2016	King James Bible mobile applications (business acquisition)	4,000
Various	Purchase of domain names and other assets (asset purchases)	6
		$8,755

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred in corporate operating expenses. We recognized total costs associated with acquisitions of $0.3 million during the nine month period ending September 30, 2016 compared to $0.2 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying condensed consolidated statements of operations.

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

The following table summarizes the total acquisition consideration for the nine month period ending September 30, 2016:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$7,189
Deferred payments	1,566
Total purchase price consideration	$8,755

The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast	Net Digital Media	Net Publishing	Net Total
	Assets Acquired	Assets Acquired	Assets Acquired	Assets Acquired
	(Dollars in thousands)
Assets
Trade accounts receivable, net of allowances of $42	$—	$—	$166	$166
Property and equipment	13	405	186	604
Broadcast licenses	705	—	—	705
Goodwill	—	237	924	1,161
Domain and brand names	—	1,129	2,121	3,250
Customer lists and contracts	—	3,101	526	3,627
Non-compete agreements	—	289	716	1,005
Liabilities
Deferred revenue	—	(642)	(1,121)	(1,763)
	$718	$4,519	$3,518	$8,755

Divestitures

On September 1, 2016, we received $0.7 million in cash associated with a land easement granted in our South Carolina market.

On June 10, 2016, we received $2.5 million in cash from the National Park Service in exchange for its claim under eminent domain for our tower site in Miami, Florida. We recognized a pre-tax gain of $1.9 million from this sale that is reported in (gain) loss on the sale or disposal of assets. We entered a limited terms of use agreement with the National Park Service to broadcast from the tower site for the next twenty years for a nominal fee.

Pending Transactions

On July 21, 2016, we entered into an APA to acquire radio station KXFN-AM in St. Louis, Missouri for $0.2 million. The transaction closed on October 20, 2016.

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

FM Translators or FM Translator Construction permits purchase agreements pending as of the period end September 30, 2016 include the following:

Date APA Entered	Permit or ID	Authorized Site - Current	Purchase Price	Escrow Deposits	Date Closed	Market
			(Dollars in thousands)
5/18/2016	W267BW	Palm Coast, Florida* Related Party	$65	$-	10/19/2016	Tampa, Florida
5/25/2016	W224BU	Lake City, Florida Related Party	65	-	10/12/2016	Orlando, Florida
6/2/2016	W284BO	Lake Placid, Florida	35	4	-	Orlando, Florida
6/15/2016	W267BW	Sebring, Florida	77	15	11/7/2016	Miami, Florida
7/25/2016	K296AL	Crested Butte, Colorado	39	8	-	Colorado Springs, Colorado
7/25/2016	K283CA	Festus, Missouri *	40	8	-	St. Louis, Missouri
7/26/2016	W263BS	Rhinelander, Wisconsin	50	25	-	Minneapolis, Minnesota
7/26/2016	K294CP	Roseburg, Oregon *	45	9	-	Portland, Oregon
7/26/2016	W279BK	Carbondale, Pennsylvania	75	15	-	Pittsburgh, Pennsylvania
7/26/2016	W283BR	Dansville, New York	75	15	-	New York, New York
7/26/2016	K228FC	Kingsville, Texas *	50	10	-	Houston, Texas
7/26/2016	K245AR	Little Fish Lake Valley, California	44	20	-	Sacramento, California
7/26/2016	K276FZ	Eaglemount, Washington *	40	8	-	Portland, Oregon
7/27/2016	W256CO	Angola, Indiana *	50	15	10/20/2016	Cleveland, Ohio
7/27/2016	W249CQ	Cofax, Indiana *	45	14	10/20/2016	St. Louis, Missouri
7/27/2016	W263CS	Battle Creek, Michigan *	50	15	10/20/2016	Cleveland, Ohio
7/27/2016	W227BT	Port St Lucie, Florida	100	10	-	Tampa, Florida
	W298AM	Aurora, Florida			-	Tampa, Florida
7/28/2016	K239CD	Lahaina, Hawaii *	110	11	-	Honolulu, Hawaii
	K241BZ	Kihei, Hawaii			-	Honolulu, Hawaii
8/25/2016	K278BH	Astoria, Oregon	33	6	-	Seattle, Washington
9/22/2016	K260CG	Mojave Valley, Arizona*	20	2	-	Phoenix, Arizona

* Indicates that the purchase is for a FM Translator Construction Permit.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 14.

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

Tuner Investment Products

We acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets on September 13, 2016. We paid $0.4 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration payable upon the achievement of specific net revenue targets within twelve months from the closing date. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Tuner’s investment products to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $66,000, which approximates the discounted present value due to the earn-out of less than one year. We will review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual subscriber revenues achieved and projected to the estimated subscriber revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. We believe that our experience with digital subscriptions and websites provides a reasonable basis for our estimates.

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

We review the fair value of the contingent earn-out consideration quarterly over the two-year earn-out period to compare actual cumulative sessions achieved to the estimated cumulative sessions used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract, or $0.3 million less amounts paid or expired to date. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the nine month period ending September 30, 2016, we paid a total of $75,000 to the seller as contingent earn-out consideration for achieving benchmarks during the earn-out period to date, which was less than our original estimates. Due to declines in the cumulative sessions achieved during the nine month period ending September 30, 2016, we recorded a net decrease of $107,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

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

We review the fair value of the contingent earn-out consideration quarterly over the two year earn-out period to compare actual subscription revenue earned to the estimated subscription revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the nine month period ending September 30, 2016, we paid a total of $24,000 to the seller as contingent earn-out consideration for amounts earned, which was less than our original estimates. Due to declines in the number of subscriptions renewed during the nine month period ending September 30, 2016, we recorded a net decrease of $12,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million each due January 2015 and January 2016. As part of the purchase agreement, we may pay up to an additional $8.5 million of contingent earn-out consideration during the three year period from the closing date based upon the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $2.4 million, which was recorded at the discounted present value of $2.0 million. The discount is being accreted to interest expense over the three-year earn-out period. We believe that our experience with publications, renewal rates and websites provide a reasonable basis for our estimates. We have paid $0.9 million to date and have one contingent earn-out period remaining through December 31, 2016.

We review the fair value of the contingent earn-out consideration quarterly over the three year earn-out period to compare actual operating revenues earned to the estimated revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract, or $8.5 million less amounts paid or expired to date. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the nine month period ending September 30, 2016, no payments were made to the seller for amounts earned under the contingent earn-out consideration, which was less than our original estimates. Based on actual revenues for the period ending September 30, 2016 that were below those used in our prior estimates, we recorded a net decrease in the estimated fair value of the contingent earn-out consideration of $0.3 million that is reflected in our results of operations for this period.

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration during the three and nine month period ending September 30, 2016 and 2015:

	Three Months Ending September 30, 2016
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of July 1, 2016	$441	$—	$441
Acquisitions	66	—	66
Accretion of acquisition-related contingent earn-out consideration	5	—	5
Change in the estimated fair value of contingent earn-out consideration	(196)	—	(196)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(11)	—	(11)
Ending Balance as of September 30, 2016	$305	$—	$305

	Three Months Ending September 30, 2015
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of July 1, 2015	$1,190	$1,086	$2,276
Acquisitions	—	—	—
Accretion of acquisition-related contingent earn-out consideration	17	12	29
Change in the estimated fair value of contingent earn-out consideration	(418)	(185)	(603)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(16)	—	(16)
Ending Balance as of September 30, 2015	$773	$913	$1,686

	Nine Months Ending September 30, 2016
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2016	$173	$602	$775
Acquisitions	66	—	66
Accretion of acquisition-related contingent earn-out consideration	13	8	21
Change in the estimated fair value of contingent earn-out consideration	(404)	(54)	(458)
Reclassification of payments due in next 12 months to short-term	556	(556)	—
Payments	(99)	—	(99)
Ending Balance as of September 30, 2016	$305	$—	$305

	Nine Months Ending September 30, 2015
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2015	$1,575	$1,710	$3,285
Acquisitions	176	124	300
Accretion of acquisition-related contingent earn-out consideration	48	38	86
Change in the estimated fair value of contingent earn-out consideration	(631)	(161)	(792)
Reclassification of payments due in next 12 months to short-term	798	(798)	—
Payments	(1,193)	—	(1,193)
Ending Balance as of September 30, 2015	$773	$913	$1,686

NOTE 6. INVENTORIES

Inventories consist of finished goods including books from Regnery Publishing and wellness products. All inventories are valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	December 31, 2015	September 30, 2016
	(Dollars in thousands)
Regnery Publishing book inventories	$2,186	$2,490
Reserve for obsolescence – Regnery Publishing	(1,798)	(2,068)
Inventory net, Regnery Publishing	388	422
Wellness products	$562	$406
Reserve for obsolescence – Wellness products	(57)	(82)
Inventory, net Wellness products	505	324
Consolidated inventories, net	$893	$746

NOTE 7. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	December 31, 2015	September 30, 2016
	(Dollars in thousands)
Land	$31,565	$31,180
Buildings	25,448	25,362
Office furnishings and equipment	38,812	36,847
Office furnishings and equipment under capital lease obligations	228	228
Antennae, towers and transmitting equipment	83,501	83,256
Antennae, towers and transmitting equipment under capital lease obligations	795	795
Studio, production and mobile equipment	30,598	28,245
Computer software and website development costs	28,134	18,719
Record and tape libraries	55	27
Automobiles	1,298	1,349
Leasehold improvements	20,799	20,059
Construction-in-progress	6,632	10,237
	$267,865	$256,304
Less accumulated depreciation	(162,382)	(152,982)
	$105,483	$103,322

Depreciation expense was approximately $3.1 million and $3.0 million for each of the three month periods ending September 30, 2015 and 2016, respectively, and $9.4 million and $9.0 million for the nine month period ending September 30, 2015 and 2016, respectively. Included in these amounts is depreciation of $24,000 for each of the three month periods and $72,000 for each of the nine month periods related to assets held under capital lease obligations. Accumulated depreciation associated with assets under capital lease obligations was $639,000 and $566,000 at September 30, 2016 and December 31, 2015, respectively.

NOTE 8. AMORTIZABLE INTANGIBLE ASSETS

The following tables summarize the categories of our amortizable intangible assets by major category:

	September 30, 2016
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,435	$(19,815)	$2,620
Domain and brand names	19,869	(12,468)	7,401
Favorable and assigned leases	2,379	(1,953)	426
Subscriber base and lists	7,988	(4,921)	3,067
Author relationships	2,771	(1,694)	1,077
Non-compete agreements	2,039	(940)	1,099
Other amortizable intangible assets	1,336	(1,336)	—
	$58,817	$(43,127)	$15,690

	December 31, 2015
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$20,009	$(18,914)	$1,095
Domain and brand names	16,619	(11,200)	5,419
Favorable and assigned leases	2,379	(1,887)	492
Subscriber base and lists	7,313	(3,808)	3,505
Author relationships	2,245	(1,523)	722
Non-compete agreements	1,034	(786)	248
Other amortizable intangible assets	1,336	(1,336)	—
	$50,935	$(39,454)	$11,481

Based on the amortizable intangible assets as of September 30, 2016, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2016(Oct – Dec)	$1,395
2017	4,340
2018	3,901
2019	3,327
2020	2,027
Thereafter	700
Total	$15,690

NOTE 9. LONG TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and $25.0 million Revolver. The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and nine months ended September 30, 2015 and 2016, approximately $47,000 and $140,000, respectively, and $51,000 and $155,000, respectively, of the discount has been recognized as interest expense.

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

We made the following payments or prepayments of our Term Loan B during the year ended December 31, 2015 and nine month period ending September 30, 2016, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in thousands)
September 30, 2016	$1,500	$4
September 30, 2016	750	—
June 30, 2016	441	1
June 30, 2016	750	—
March 31, 2016	750	—
March 17, 2016	809	2
January 30, 2015	2,000	15

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

Debt issue costs are being amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For each of the three months ended September 30, 2015 and 2016, approximately $139,000 and $140,000, respectively, of the debt issue costs associated with the Term Loan B were recognized as interest expense. For each of the nine months ended September 30, 2015 and 2016, approximately $418,000 and $423,000, respectively, of the debt issue costs associated with the Term Loan B were recognized as interest expense.

We chose to continue the presentation of debt issue costs associated with our Revolver as an asset in accordance with ASU 2015-15. These costs are being amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. During each of the three and nine month periods ending September 30, 2015 and 2016, we recorded amortization of deferred financing costs of approximately $17,000 each and $52,000 each.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo Bank, National Association’s (“Wells Fargo”) base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At September 30, 2016, the blended interest rate on amounts outstanding under the Term Loan B and Revolver including the impact of the interest rate swap agreement was 5.07%. See Note 13- Derivative Instruments for a discussion of the interest rate swap agreement.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and stepped up to 2.50 to 1.0 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of September 30, 2016, our leverage ratio was 5.29 to 1 compared to our compliance covenant of 6.00 and our interest coverage ratio was 3.40 compared to our compliance ratio of 2.50. We were in compliance with our debt covenants under the credit facility at September 30, 2016.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2015 and September 30, 2016 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	December 31, 2015	September 30, 2016
	(Dollars in thousands)
Term Loan B principal amount	$274,000	$269,000
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(3,225)	(2,615)
Term Loan B net carrying value	270,775	266,385
Revolver	3,306	1,069
Capital leases and other loans	674	595
	274,755	268,049
Less current portion	(5,662)	(2,681)
	$269,093	$265,368

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2016:

•	Outstanding borrowings of $269.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $1.1 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

•	Commitment fees of 0.50% on any unused portion of the Revolver.

•	Quarterly interest payments on $150.0 million notional amount interest rate swap agreement with Wells Fargo based on a LIBOR floor of 0.625% and a fixed rate of 1.645%.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements and capital lease obligations outstanding at September 30, 2016 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2017	$2,681
2018	3,108
2019	3,104
2020	258,988
2021	116
Thereafter	52
$268,049

NOTE 10. STOCK INCENTIVE PLAN

Our Amended and Restated 1999 Stock Incentive Plan (the “Plan”) provides for grants of equity-based awards to employees, non-employee directors and officers, and advisors of the company (“Eligible Persons”). The Plan is designed to promote the interests of the company using equity investment interests to attract, motivate, and retain individuals.

A maximum of 5,000,000 shares of common stock are authorized under the Plan. All awards have restriction periods tied primarily to employment and/or service. The Plan allows for accelerated or continued vesting in certain circumstances as defined in the Plan including death, disability, a change in control, and termination or retirement. The company Board of Directors, or a committee appointed by the Board, has discretion subject to limits defined in the Plan, to modify the terms of any outstanding award.

The Plan does not allow insiders, or key employees and directors to exercise awards during pre-defined blackout periods. Insiders may participate in plans established pursuant to Rule 10b5-1 under the Exchange Act that allow them to exercise awards subject to pre-established criteria.

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.” Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$97	$94	$413	$296
Restricted stock awards compensation expense included in corporate expenses	14	-	29	24
Stock option compensation expense included in broadcast operating expenses	30	19	107	67
Stock option compensation expense included in digital media operating expenses	20	12	75	51
Stock option compensation expense included in publishing operating expenses	9	9	33	20
Total stock-based compensation expense, pre-tax	$170	$134	$657	$458
Tax provision for stock-based compensation expense	(68)	(54)	(263)	(183)
Total stock-based compensation expense, net of tax	$102	$80	$394	$275

Stock option and restricted stock grants

Eligible employees may receive stock option awards annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. Incentive and non-qualified stock option awards allow the recipient to purchase shares of the company common stock at a set price, not to be less than the closing market price on the date of award, for no consideration payable by the recipient. The related number of shares underlying the stock option is fixed at the time of the grant. Options generally vest over a four-year period with a maximum term of five years from the vesting date. In addition, certain management and professional level employees may receive stock option awards upon the commencement of employment.

The Plan also allows for awards of restricted shares, which are typically granted annually to non-employee directors of the company. Awards granted to non-employee directors are made in exchange for their services to the company as directors and therefore, the guidance in FASB ASC Topic 505-50 “Equity Based Payments to Non Employees” is not applicable. Restricted stock awards contain transfer restrictions under which they cannot be sold, pledged, transferred or assigned until the period specified in the award, generally one to five years. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the date of grant.

The fair value of each award is estimated as of the date of the grant using the Black-Scholes valuation model. The expected volatility reflects the consideration of the historical volatility of our stock as determined by the closing price over a six to ten year term commensurate with the expected term of the award. Expected dividends reflect the amount of quarterly distributions authorized and declared on our Class A and Class B common stock as of the grant date. The expected term of the awards are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the award are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the valuation model.

The weighted-average assumptions used to estimate the fair value of the stock option and restricted stock awards using the Black-Scholes valuation model were as follows for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Expected volatility	n/a	n/a	52.37%	47.03%
Expected dividends	n/a	n/a	4.28%	5.36%
Expected term (in years)	n/a	n/a	3.0	7.4
Risk-free interest rate	n/a	n/a	0.85%	1.64%

Activity with respect to the company’s option awards during the nine months ended September 30, 2016 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2016	1,581,123	$4.87	$3.39	4.3 years	$1,786
Granted	549,500	4.85	1.33
Exercised	(331,246)	2.92	1.99
Forfeited or cancelled	(3,500)	5.44	2.38
Expired	(66,877)	8.16	6.11
Outstanding at September 30, 2016	1,729,000	$5.11	$2.90	4.8 years	$2,047
Exercisable at September 30, 2016	848,375	$5.55	$3.94	3.1 years	$844
Expected to Vest	836,154	$4.69	$1.90	4.8 years	$1,174

Activity with respect to the company’s restricted stock awards during the nine months ended September 30, 2016 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2016	8,000	$5.83	0.2 years	$40
Granted	—	—	—	—
Lapsed	(8,000)	5.83	—	52
Forfeited	—	—	—	—
Unvested outstanding at September 30, 2016	—	$—	—	$—

The aggregate intrinsic value represents the difference between the company’s closing stock price on September 30, 2016 of $5.88 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the nine months ended September 30, 2015 and 2016 was $1.5 million and $1.1 million, respectively.

As of September 30, 2016, there was $0.6 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.97 years.

NOTE 11. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” As a result, $0.1 million and $0.5 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2016, respectively, in comparison to $0.2 million and $0.7 million for the three and nine months ended September 30, 2015.

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. Adjusted EBITDA is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q.

The following table shows distributions that have been declared and paid since January 1, 2015:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
September 9, 2016	September 30, 2016	$0.0650	$1,679
June 2, 2016	June 30, 2016	$0.0650	$1,664
March 10, 2016	April 5, 2016	$0.0650	$1,657
December 1, 2015	December 29, 2015	$0.0650	$1,656
September 1, 2015	September 30, 2015	$0.0650	$1,655
June 2, 2015	June 30, 2015	$0.0650	$1,654
March 5, 2015	March 31, 2015	$0.0650	$1,647

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

Options to purchase 1,628,534 and 1,729,000 shares of Class A common stock were outstanding at September 30, 2015 and 2016, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of September 30, 2015 and 2016 there were 447,689 and 367,940 dilutive shares, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $2.1 million as of September 30, 2016, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 14.

	December 31, 2015	September 30, 2016
	(Dollars in thousands)
Fair value of interest rate swap liability	$798	$2,124

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

As of September 30, 2016, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.

The following table summarizes the fair value of our financial liabilities that are measured at fair value:

	September 30, 2016
	Total Fair Value	Fair Value Measurement Category
	and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$305	$—	$—	$305
Long-term debt and capital lease obligations less unamortized discount and debt issuance costs	268,049	—	268,049	—
Fair value of interest rate swap	2,124	—	2,124	—

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The fair value of contingent earn-out consideration is estimated as the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. These fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The carrying value of long-term debt and capital lease obligations approximates the fair value as the related interest rates approximate rates currently available to the company for similar debt instruments of comparable maturity. The fair value of the interest rate swap is based on market quotes from a major financial institution taking into consideration the most recent market activity.

NOTE 15. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”  We did not record adjustments to the balance of our unrecognized tax benefits as of September 30, 2016 and 2015.  At December 31, 2015, we had $0.1 million in liabilities for unrecognized tax benefits.  Included in this liability amount is approximately $20,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance to zero over the next twelve months due to statute expirations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $4.4 million as of September 30, 2016 and $2.8 million as of December 31, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards. During the third quarter of 2016, we identified an error in our estimated valuation allowance for certain deferred tax assets. We recorded an out-of-period adjustment to increase our valuation allowance by $1.6 million for a portion of the deferred tax assets related to state net operating loss carryforwards that we determined were not more likely than not to be realized.

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

In April 2016, pursuant to a counterclaim to a collection suit initiated by Salem, an award was issued against Salem for breach of contract and attorney fees. While we have filed an appeal against the award as well as a malpractice lawsuit against the lawyer that represented Salem in the suit, we recorded a legal reserve of $0.5 million as of March 31, 2016. This reserve represents the total possible loss contingency without third party recoveries from our appeal, malpractice lawsuit or insurance claims. There have been no changes in our estimates as of the date of this filing.

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

During the third quarter of 2016 we reclassed Salem Consumer Products, our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, from our Digital Media segment to our Broadcast segment. With this reclassification, all revenue and expenses generated by on-air hosts, including broadcast programs and e-commerce product sales are consolidated to assess the financial performance of each network program.

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

The table below presents financial information for each operating segment as of September 30, 2016 and 2015 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2016
Net revenue	$51,052	$11,999	$8,221	$—	$71,272
Operating expenses	37,434	9,172	8,020	4,147	58,773
Operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and the (gain) loss on the sale or disposal of assets	$13,618	$2,827	$201	$(4,147)	$12,499
Depreciation	1,753	840	174	209	2,976
Amortization	22	1,091	228	—	1,341
Change in the estimated fair value of contingent earn-out consideration	—	(13)	(183)	—	(196)
(Gain) loss on the sale or disposal of assets	(633)	176	—	—	(457)
Operating income (loss)	$12,476	$733	$(18)	$(4,356)	$8,835

Three Months Ended September 30, 2015
Net revenue	$49,451	$11,128	$6,912	$—	$67,491
Operating expenses	35,538	8,630	6,966	3,697	54,831
Operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and loss on disposal of assets	$13,913	$2,498	$(54)	$(3,697)	$12,660
Depreciation	1,947	820	153	216	3,136
Amortization	23	1,171	136	—	1,330
Change in the estimated fair value of contingent earn-out consideration	—	(105)	(498)	—	(603)
Loss on disposal of assets	35	11	(57)	8	(3)
Operating income (loss)	$11,908	$601	$212	$(3,921)	$8,800

Nine Months Ended September 30, 2016
Net revenue	$149,768	$34,056	$19,802	$—	$203,626
Operating expenses	109,455	26,815	19,951	11,928	168,149
Operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairment of long-lived assets and (gain) loss on the sale or disposal of assets	$40,313	$7,241	$(149)	$(11,928)	$35,477
Depreciation	5,431	2,392	489	638	8,950
Amortization	67	3,233	372	1	3,673
Change in the estimated fair value of contingent earn-out consideration	—	(119)	(339)	—	(458)
Impairment of long-lived assets	700	—	—	—	700
(Gain) loss on the sale or disposal of assets	(2,175)	182	(21)	6	(2,008)
Operating income (loss)	$36,290	$1,553	$(650)	$(12,573)	$24,620

Nine Months Ended September 30, 2015
Net revenue	$145,609	$32,859	$18,172	$—	$196,640
Operating expenses	104,958	26,081	17,932	11,206	160,177
Operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on the sale or disposal of assets	$40,651	$6,778	$240	$(11,206)	$36,463
Depreciation	5,821	2,344	488	715	9,368
Amortization	73	3,493	407	1	3,974
Change in the estimated fair value of contingent earn-out consideration	—	(316)	(476)	—	(792)
(Gain) loss on the sale or disposal of assets	194	11	(58)	9	156
Operating income (loss)	$34,563	$1,246	$(121)	$(11,931)	$23,757

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2016
Inventories, net	$—	$324	$422	$—	$746
Property and equipment, net	87,369	6,680	1,757	7,516	103,322
Broadcast licenses	394,043	—	—	—	394,043
Goodwill	3,581	20,167	1,968	8	25,724
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	425	10,883	4,376	6	15,690

As of December 31, 2015
Inventories, net	$—	$505	$388	$—	$893
Property and equipment, net	88,894	6,927	1,742	7,920	105,483
Broadcast licenses	393,031	—	—	—	393,031
Goodwill	3,581	19,930	1,044	8	24,563
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	492	9,599	1,385	5	11,481

NOTE 18. SUBSEQUENT EVENTS

On November 7, 2016, we closed on the acquisition of an FM translator in Sebring, Florida for $0.1 million. The FM translator will be used by our WKAT-AM radio station in Miami, Florida.

On October 20, 2016, we closed on the acquisition of radio station KXFN-AM in St. Louis, Missouri for $0.2 million of cash. The station is currently dark and will be relaunched and operated within our existing St. Louis market cluster.

On October 20, 2016, we closed on the acquisition of three FM translator construction permits for $0.1 million of cash. The FM translator construction permits were based in Angola, Indiana, Cofax, Indiana and Battle Creek, Michigan and will be used by WKH-AM and WHKW-AM, our radio stations in Cleveland, Ohio and WSDZ-AM our radio station in St. Louis, Missouri.

On October 19, 2016, we closed on the acquisition of an FM translator construction permit in Palm Coast, Florida for $65,000 in cash from a related party. This translator will be used by our WTWD-AM radio station in Tampa, Florida.

On October 17, 2016 we purchased two websites, www.historyonthenet.com and www.authentichistory.com for $0.1 million.

On October 12, 2016, we closed on the acquisition of an FM Translator in Lake City, Florida for $65,000 in cash from a related party. This translator will be used by our WBZW-AM radio station in Orlando, Florida.

On October 7, 2016, we entered into an APA to acquire an FM Translator construction permit in Quartz Site, Arizona for $20,000 in cash. We expect the transaction to close in the fourth quarter of 2016. This translator will be used by KPRZ-AM in our San Diego radio station (market).

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

OVERVIEW

We have three operating segments, (1) Broadcast, (2) Digital Media, and (3) Publishing, which reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. Our operating segments now meet the quantitative thresholds to qualify as reportable segments. We continually review our operating segment classifications to align with operational changes in our business and may make changes in the future as necessary. During the third quarter of 2016 we reclassed Salem Consumer Products, our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, from Digital to Broadcast to assess the performance of each network program based on all revenue sources.

We measure and evaluate our operating segments based on operating income and operating expenses that exclude costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury. We also exclude costs such as amortization, depreciation, taxes and interest expense when evaluating the performance of our operating segments.

Our principal sources of broadcast revenues include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	product sales and royalties for on-air host materials including podcasts and programs;
•	the sale of banner advertisements on our station websites or on our mobile applications;
•	the sale of digital streaming advertisements on our station websites or on our mobile applications;
•	the sale of advertisements included in digital newsletters;
•	fees earned for creating custom web pages or social media promotions on behalf of our advertisers
•	revenue from station events, including ticket sales and sponsorships; and
•	listener purchase programs, often called non-traditional revenue, where revenue is generated promoting discounted goods and services to our listeners from special discounts and incentives offered to our listeners.

The rates we are able to charge for broadcast air time and other advertisements are dependent upon several factors, including:

•	audience share;
•	how well our stations and digital platform perform for our clients;
•	the size of the market and audience reached;
•	the number of impressions delivered;
•	the number of page views achieved;
•	the number of events held, the number of event sponsorships sold, and the attendance at each event;
•	the general economic conditions in each market; and
•	supply and demand on both a local and national level.

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications ;
•	the sale of digital streaming advertisements on websites and mobile applications;
•	the support and promotion to stream third-party content on our websites;

•	the sale of advertisements included in digital newsletters;
•	the digital delivery of newsletters to subscribers;
•	the number of video and graphic downloads; and
•	the sale and delivery of wellness products.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	subscription fees for our magazines;
•	the sale of print magazine advertising; and
•	publishing fees from authors.

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

Business. We currently program 15 of our radio stations in a business format. Our business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format in that it features long-form block programming.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize barter agreements to exchange airtime for goods or services in lieu of cash. We enter barter agreements if the goods or services to be received can be used in our business or can be sold to our audience through listener purchase programs, which are programs that offer sales of local goods and services to listeners at a discount. We limit the use of barter agreements with our general policy being not to preempt airtime sold for cash for airtime sold under a barter agreement. In each of the nine months ending September 30, 2015 and 2016, we sold 97%, of our broadcast revenue for cash.

The primary operating expenses incurred by our Broadcast entities include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) production and programming expenses, and (v) music license fees. In addition to these expenses, our broadcast networks incur programming costs and lease expenses for satellite communication facilities.

Digital Media

Web-based and digital content has been a growth area for Salem and continues to be a focus of future development. Salem Web Network™ (“SWN”) and our other web-based businesses provide Christian and conservative-themed content, audio and video streaming, and other resources digitally through the web. SWN’s web portals include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, Jesus.org and BibleStudyTools.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com and RedState.com. We also issue digital newsletters, including Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

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

The revenues generated from this segment are reported as digital media revenue in our condensed consolidated statements of operations included in Part 1 of this quarterly report on Form 10-Q. Digital media revenues are impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered or the number of downloads made and the number digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date in which the Easter holiday is observed, as this holiday generates a higher volume of video downloads from our church product sites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred by our Digital Media businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with e-commerce sites.

Publishing

Our publishing operations include book publishing through Regnery Publishing, print magazines and our self-publishing services. Regnery Publishing has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D'Souza. Books are sold in traditional printed form and as eBooks.

Salem Publishing™ produces and distributes numerous Christian and conservative opinion print magazines, including: Homecoming® The Magazine, YouthWorker Journal™, Singing News®, FaithTalk Magazine™, and Preaching Magazine™. Xulon Press™ and Hillcrest Media offer print-on-demand self-publishing services for authors. Xulon Press™ publishes books for Christian authors while Hillcrest Media publishes books for all general market publications.

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

The primary operating expenses incurred by our Publishing businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) printing and production costs, including paper costs, (v) cost of goods sold, and (vi) inventory reserves.

KNOWN TRENDS AND UNCERTAINTIES

We are particularly dependent on broadcast revenue from our Los Angeles and Dallas markets, which generated 11.1% and 12.0%, respectively, of our net broadcasting revenue for the nine month period ending September 30, 2016. Revenues from print magazines, including advertising revenue and subscription revenues, are challenged both economically and by the increasing use of other mediums that deliver comparable information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Because digital media is a concentrated growth area for us, decreases in revenue streams from these areas could affect our operating results, financial condition and results of operations. Digital revenue is impacted by the nature and delivery of page views. We have experienced a shift in the number of page views from desktop devices to mobile devices. While mobile page views have increased dramatically, they carry a lower number of advertisements per page that are sold at lower rates. Digital media revenue is impacted by page views and the number of advertisements per page. Declines in desktop page views impact revenue as mobile devices carry lower rates and less advertisement per page. To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs.

On May 18, 2016, the Department of Labor (DOL) released its final rule increasing the minimum salary that employees must be paid to qualify as exempt from the overtime requirements under the Fair Labor Standards Act (FLSA). The new rule increases the salary threshold for the overtime exemption from $455 per week to $913 per week. On an annual basis, this increases the salary threshold from $23,660 to $47,476 per year. These regulations become effective December 1, 2016. The DOL will automatically update the standard salary and compensation levels every three years going forward. We have undertaken an evaluation of the requirements and the impact to our existing employee base. We have either increased the base wage for employees to meet the new requirements or reclassified employees as non-exempt to pay overtime wages as applicable. We expect that these FLSA changes will increase our base compensation costs by approximately $0.3 million for the calendar year ending December 31, 2017, with additional amounts contingent upon variable overtime costs and changes in applicable commission structures.

Key Financial Performance Indicators – Same Station Definition

In the discussion of our results of operations below, we compare our broadcast operating results between periods on an as-reported basis, which includes the operating results of all radio stations and networks owned or operated at any time during either period and on a Same-Station basis. Same Station is a Non-GAAP financial measure used both in presenting our results to stockholders and the investment community as well as in our internal evaluations and management of the business. We believe that Same Station operating results provide a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of Same Station operating results are not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP. Our definition of Same Station operating results is not necessarily comparable to similarly titled measures reported by other companies Refer to “NON-GAAP FINANCIAL MEASURES” presented after our results of operation for a reconciliation of these non-GAAP performance measures to the most comparable GAAP measure

We define Same Station net broadcast revenue as net broadcast revenue from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. We define Same Station broadcast operating expenses as broadcast operating expenses from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same Station operating results include those stations we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same Station operating results for a full calendar year are calculated as the sum of the Same Station results for each of the four quarters of that year.

RESULTS OF OPERATIONS

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following factors affected our results of operations and cash flows for the three months ended September 30, 2016 as compared to the same period of the prior year:

Financing

•	On September 30, 2016, we paid $2.3 million in principal on our term loan of $300.0 million (“Term Loan B”), of which $1.5 million was an early prepayment of principal, and paid interest due as of that date. We recorded a $3,900 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $14,000 in bank loan fees associated with this principal prepayment.

Acquisitions

•	On September 13, 2016, we acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets for $0.4 million in cash and the assumption of $0.1 million in deferred subscription liabilities.

•	On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc. (“Hillcrest”), for $3.5 million and the assumption of $1.1 million in deferred revenue liabilities. We paid $3.3 million in cash upon close with the remaining $0.2 million due within 90 days upon the finalization of deferred revenue obligations.

•	On June 24, 2016, we entered into an LMA to operate radio station KTRB-AM in San Francisco, California beginning on July 1, 2016.

Divestitures

•	On September 1, 2016, we received $0.7 million in cash associated with a land easement granted in our South Carolina market.

Net Broadcast Revenue

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$49,451	$51,052	$1,601	3.2%	73.3%	71.6%
Same Station Net Broadcast Revenue	$49,420	$50,480	$1,060	2.1%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,
	2015		2016
	(Dollars in thousands)
Block program time:
National	$12,009	24.3%	$12,425	24.3%
Local	9,041	18.3%	9,137	17.9%
	21,050	42.6%	21,562	42.2%
Broadcast Advertising:
National	3,101	6.3%	3,300	6.5%
Local	15,930	32.2%	16,098	31.5%
	19,031	38.5%	19,398	38.0%
Station Digital	1,645	3.3%	1,734	3.4%
Infomercials	569	1.1%	741	1.5%
Network	3,656	7.4%	4,723	9.2%
Other	3,500	7.1%	2,894	5.7%
Net broadcast revenue	$49,451	100.0%	$51,052	100.0%

The increase of $0.5 million in block programming revenue includes $0.3 million of revenue generated from stations that we acquired or began operating after September 30, 2015. In existing markets, we saw increases in the number of national and local programmers featured on our stations. Increases in the number of programmers creates a higher demand for time slots, which can result in the realization of higher rates particularly for high-demand times. Program revenue on our News Talk stations increased by $0.1 million due to the launch of a local program onto our national platform.

Advertising revenue, net of agency commissions, increased by $0.4 million overall including a $0.6 million increase from political revenue. Excluding the impact of political advertisements, the net decrease in advertising revenue of $0.2 million resulted from a $0.8 million decline in advertising revenue on our CCM stations, particularly in our Dallas and Atlanta markets due to higher competition for advertising sales from agencies and what we believe to be a shift in advertisers to reach a younger demographic. In response to these trends, we have undertaken efforts to retool our music, image and promotions to capture more of that audience. This decline was partially offset by a $0.4 million increase in national advertising on our Christian Teaching and Talk and News Talk Stations and a $0.1 million increase in local advertising on our News Talk stations. Our News Talk stations benefited from higher demands for air-time associated with news and related content from the 2016 presidential election cycle. This higher demand for air time results in higher spot rates for premium air time.

Digital revenues from our radio station websites increased $0.1 million primarily from our News Talk Stations. Digital revenues were favorably impacted by higher demand and higher page views associated with news and related content from the 2016 presidential election. Rates charged were consistent with those during the same period of the prior year.

While infomercials have declined in popularity in recent years, infomercial revenue increased $0.2 million on our Christian Teaching and Talk stations. The increase reflects a higher number of infomercials sold during the three months ending September 30, 2016 as compared to the same period of the prior year. We continue our efforts to feature programming that is tailored to our listeners and consistent with our company values.

Network revenues increased $1.1 million including a $1.0 million increase in network affiliation fees due to a higher number of radio stations syndicating our programs and a $0.1 million increase in political advertisements. Overall, the demand for our network programming has been driven largely by the heightened interest in the current political scene. Our nationally-syndicated hosts have increased their exposure outside of their radio shows and have become trusted resources to our listeners. Both time spent listening and advertiser response is up, leading to higher renewals and new business opportunities.

The decline in other revenue of $0.6 million includes a $0.4 million decline in revenue from listener purchase programs due to a lower demand from our listeners to participate in sales incentives and discount programs and a $0.2 million decline in event revenue from lower attendance at an annual summer festival due to unusually high temperatures.

On a Same Station basis, net broadcast revenue increased $1.1 million, which reflects these items net of the impact of stations with format changes and acquisitions.

Net Digital Media Revenue

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$11,128	$11,999	$871	7.8%	16.5%	16.8%

	Three Months Ended September 30,
	2015		2016
	(Dollars in thousands)
Digital Advertising, Net	$6,180	55.5%	$7,226	60.2%
Digital Streaming	1,090	9.8	1,103	9.2
Digital Subscriptions	1,334	12.0	1,307	10.9
Digital Downloads	1,516	13.6	1,531	12.8
e-commerce	578	5.2	539	4.5
Other	430	3.9	293	2.4
Net Digital Media Revenue	$11,128	100.0%	$11,999	100.0%

Digital advertising revenue, net of agency commissions, increased by $1.0 million on a consolidated basis. Included in this amount is a $0.3 million increase in political advertising revenue from Townhall Media, our conservative opinion websites and a $0.6 million increase in net digital advertising revenue from Salem Web Network due to growth in page views generated from the use of mobile applications. While changes in the Facebook newsfeed algorithm have negatively impacted the volume of our desktop page views, we have been developing and promoting the use of mobile applications. Our website traffic increased 92% as compared to the same period of the prior year largely due to an increase in traffic from our Christian mobile applications. Visits to our mobile applications increased 960% to represent 55% of our total traffic as compared to 10% of our total traffic one year ago. These increases include an increase in the number of visits and in the number Christian mobile applications available. While Facebook traffic is down 46% as compared to the same period of the prior year, we are less dependent on this traffic than we used to be, which now represents only 9% of our total traffic. One important note about this shift in traffic to mobile applications and away from desktop and tablet is that there are far fewer ads on mobile and visits are much shorter. As a result, our growth in traffic is much larger than our growth in revenue.

There were no significant changes in digital streaming revenues for content available on our Christian websites. The volume of downloads and rates charged were generally consistent with those of the same period of the prior year.

Digital subscription revenue declined by $27,000 due to lower distribution levels of Eagle Financial Publications. The stock market performance during 2016, specifically the drop in the market during January 2016, negatively impacted the demand for these products. There were no changes in subscriber rates during this period.

The increase in digital download revenue reflects a higher volume of downloads during the three month period ending September 30, 2016 as compared to the same period of the prior year. Of this increase, $45,000 was generated from WorshipHouseMedia.com and $12,000 from SermonSpice.com. There were no changes in fee rates charged to our customers for digital downloads.

E-commerce revenue includes sales of wellness products from Eagle Wellness and Gene Smart. Sales of Eagle Wellness products declined by $44,000 and were partially offset with products sold under Gene Smart of $6,000. The net decline reflects a 3% reduction in the number of products sold. There were no changes in the retail prices under which products are sold, however, based on the composite mix of products sold, there was a 6% reduction in the average unit price per unit.

Net Publishing Revenue

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$6,912	$8,221	$1,309	18.9%	10.2%	11.5%

	Three Months Ended September 30,
	2015		2016
	(Dollars in thousands)
Book Sales	$6,036	87.3%	$6,406	77.9%
Estimated Sales Returns & Allowances	(1,961)	(28.3)	(1,645)	(20.0)
e-Book Sales	263	3.8	755	9.2
Self-Publishing Fees	1,368	19.8	1,634	19.9
Print Magazine Subscriptions	348	5.0	322	3.9
Print Magazine Advertisements	456	6.6	426	5.2
Other	402	5.8	323	3.9
Net Publishing Revenue	$6,912	100.0%	$8,221	100.0%

On a consolidated basis, book sales increased $0.4 million due to an increase in the number of author submissions through our self-publishing services of which approximately $0.5 million was generated from our newly acquired publisher Hillcrest offset by a $0.1 million decline in submissions from Christian authors with Xulon Press. There were no changes in the rates charged as compared to the same period of the prior year. Sales of books through Regnery Publishing were unchanged, both in volume and price, with that of the same period of the prior year. Book sales through Regnery Publishing are directly attributable to the composite mix of titles available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book. The decrease in estimated sales returns and allowances for Regnery Publishing of $0.3 million reflects an adjustment to future estimated returns of $0.2 million for books released in 2015 and $0.1 million for books released in 2016 based on actual returns to date that were lower than our original estimates.

E-book sales from Regnery Publishing increased $0.5 million based on a higher volume of books sold as compared to the same period of the prior year. Similar to the sale of books in print, e-book sales are also directly attributable to the composite mix of titles available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book.

Self-publishing fees increased $0.3 million due to growth in the number of authors utilizing the service of which $0.2 million was generated from our newly acquired publisher Hillcrest and $0.1 million was generated from Xulon Press. There were no changes in fees charged as compared to the same period of the prior year. We believe that our ability to cross-promote our self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential. Our acquisition of Hillcrest Media, a self-publishing service provider for general market authors, increase our ability to cross-promote our publishing services. Hillcrest Media is a “tuck-in” acquisition that will be operated from within our existing Xulon Press operations.

Print magazine revenues continue to decline with a $26,000 reduction in subscription revenue based on a lower number of subscribers and a $30,000 decline in advertising revenues due to reduced demand from advertisers and reduced rates based on the lower subscriber levels as compared to the same period of the prior year. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$35,538	$37,434	$1,896	5.3%	52.7%	52.5%
Same Station Broadcast Operating Expenses	$35,454	$36,728	$1,274	3.6%

The $1.9 million increase in broadcast operating expenses includes a $0.9 million increase in payroll related costs due to higher staffing levels from acquisitions and an increase in sales based commissions consistent with higher revenues, a $0.6 million increase in employee benefits due to an increase in higher value claims under our health insurance plan, a $0.4 million increase in professional service fees including independent contractors and engineering fees associated with acquisitions, and a $0.2 million increase in advertising and event expenses. These increases were partially offset by a $0.4 million decline in bad debt expenses due to successful collection efforts. On a Same Station basis, broadcast operating expenses increased by $1.3 million, which reflects these items net of the impact of start-up costs associated with format changes and station launches.

Digital Media Operating Expenses

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,630	$9,172	$542	6.3%	12.8%	12.9%

The $0.5 million increase in digital media operating expenses includes a $0.2 million increase in payroll related costs across all business units due to higher sales based commissions, a $0.1 million in employee benefits due to an increase in higher value claims under our health insurance plan, a $0.2 million increase in streaming fees due to a higher usage volume, a $64,000 increase in fulfillment costs for Eagle Financial Publications, and a $29,000 increase in royalties for Eagle Financial Publications offset by a $0.1 million reduction in facility-related expenses due to the consolidation of Townhall Media with our Washington DC broadcast facilities.

Publishing Operating Expenses

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$6,966	$8,020	$1,054	15.1%	10.3%	11.3%

Publishing operating expenses reflect a $0.3 million increase in the cost of goods sold associated with book sales. The gross profit margin for Regnery Publishing improved to 51% for the three months ending September 30, 2016 compared to 34% for the same period of the prior year. This improvement is due to the $0.5 million increase in e-book revenues which have lower cost of goods sold due to the nature of delivery and no allowances for sales returns. The gross profit margin for our self-publishing entities was 69% for each of the three months ending September 30, 2016 and 2015.

Our newly acquired publisher Hillcrest, generated approximately $0.9 million of operating expenses including salary and facility-related costs. Our existing publishing entities incurred a $0.1 million increase in advertising and promotional costs and a $43,000 increase in employee benefits due to an increase in higher value claims under our health insurance plan.

Unallocated Corporate Expenses

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,697	$4,147	$450	12.2%	5.5%	5.8%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not directly attributable to any one of our operating segments. Increases in these costs over the same period of the prior year include a $0.2 million increase in payroll related costs, a $0.1 million increase in employee benefits due an increase in higher value claims under our health insurance plan and a $0.2 million increase in professional fees associated with accounting and legal services.

Depreciation Expense

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,136	$2,976	$(160)	(5.1)%	4.6%	4.2%

There were no changes in our depreciation methods or in the estimated useful lives of our asset groups. The decline in depreciation of $0.2 million reflects the impact of computer software acquired during the year ending December 31, 2012 that were fully depreciated as of the three month period ending September 30, 2016, compared to generating depreciation expense of $0.2 million for the same period of the prior year as well as the composite mix of other capital expenditures that were also fully depreciated. Capital expenditures and acquisitions during the fourth quarter of 2015 and 2016 to date are expected to increase depreciation expense over the remainder of 2016.

Amortization Expense

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,330	$1,341	$11	0.8%	2.0%	1.9%

There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups. Amortization expense was consistent with that of the same period of the prior year, with declines in amortization for assets acquired with Eagle Publishing offset with increases from the amortization of assets acquired with Hillcrest. Capital expenditures and acquisitions during the fourth quarter of 2015 and 2016 to date are expected to increase amortization expense over the remainder of 2016.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(603)	$(196)	$407	(67.5)%	(0.9)%	(0.3)%

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

During the three month period ending September 30, 2016, we reduced the estimated fair value of our contingent earn-out liabilities by $0.2 million compared to a net decrease of $0.6 million during the same period of the prior year. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our condensed consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

(Gain) Loss on the Sale or Disposal of Assets

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
(Gain) Loss on the Sale or Disposal of assets	$(3)	$(457)	$(454)	1,5133.3%	—%	(0.6)%

The net gain on the sale or disposal of assets of $0.5 million for the three month period ending September 30, 2016 includes a $0.7 million gain from a land easement in our South Carolina market offset by $0.2 million in various fixed asset disposals.

Other Income (Expense)

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$3	$1	$(2)	(66.7)%	—%	—%
Interest Expense	(3,900)	(3,726)	174	(4.5)%	(5.8)%	(5.2)%
Change in the Fair Value of Interest Rate Swap	(1,510)	856	2,366	(156.7)%	(2.2)%	1.2%
Loss on Early Retirement of Long-Term Debt	—	(18)	(18)	—%	—%	—%
Net Miscellaneous Income and (Expenses)	1	7	6	600.0%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement and non-cash interest accretion related to deferred payments related to our acquisition activity and from our contingent earn-out consideration. The $0.2 million decline in interest expense is due a lower principal balance outstanding our Term Loan B and a lower average outstanding balance on our Revolver.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was entered into on March 28, 2013.

The loss on early retirement of long-term debt reflects the unamortized discount and bank loan fees associated with principal repayments on our Term Loan B.

Net miscellaneous income and expenses includes royalty income, usage fees for real estate properties and insurance proceeds.

Provision for Income Taxes

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$1,317	$3,763	$2,446	185.7%	2.0%	5.3%

The increase of $2.4 million in our provision for income taxes reflects an increase of $0.8 million based on our current period tax analysis and a $1.6 million out-of-period adjustment to correct an error in our estimated valuation allowance for certain deferred tax assets related to state net operating loss carryforwards that we determined were not more likely than not to be realized. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 63.2% for the three months ended September 30, 2016 compared to 38.8% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization or allowance taken on certain state net operating loss carryforwards.

Net Income

	Three Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$2,077	$2,192	$115	5.5%	3.1%	3.1%

We recognized net income of $2.2 million for the three month period ending September 30, 2016 compared to $2.1 million in the same period of the prior year. Our operating income was unchanged at $8.8 million during each of these periods. Net income improved by $0.2 million due to lower interest expense of $0.2 million and the $2.4 million favorable impact from the fair value of our swap agreement that was offset by a $2.4 million increase in our provision for income taxes.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The following factors affected our results of operations and cash flows for the nine months ended September 30, 2016 as compared to the same period of the prior year:

Financing

•	On September 30, 2016, we paid $2.3 million in principal on our term loan of $300.0 million (“Term Loan B”), of which $1.5 million was an early prepayment of principal, and paid interest due as of that date. We recorded a $3,900 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $14,000 in bank loan fees associated with this principal prepayment.

•	On June 30, 2016, we paid $1.2 million in principal on our Term Loan B, of which $0.4 million was an early repayment of principal. We recorded a $1,300 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $3,400 in bank loan fees associated with this principal repayment.

•	On March 17, 2016, we paid $0.8 million in principal on our Term Loan B and paid interest due as of that date. We recorded a $2,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $6,700 in bank loan fees associated with this principal repayment.

Acquisitions

•	On September 13, 2016, we acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets for $0.4 million in cash and the assumption of $0.1 million in deferred subscription liabilities.

•	On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc. (“Hillcrest”), for $3.5 million and the assumption of $1.1 million in deferred revenue liabilities. We paid $3.3 million in cash upon close with the remaining $0.2 million due within 90 days upon the finalization of deferred revenue obligations.

•	On June 24, 2016, we entered into an LMA to operate radio station KTRB-AM in San Francisco, California beginning on July 1, 2016.

•	On June 20, 2016, we closed on the acquisition of an FM Translator used in our Columbus, Ohio market for $0.3 million in cash.

•	On June 10, 2016, we closed on the acquisition of an FM Translator in Amherst, New York for $60,000 in cash. The translator is used in our Pittsburgh, Pennsylvania market.

•	On June 8, 2016, we closed on the acquisition of an FM Translator construction permit in Charlotte, Michigan for $50,000 in cash. The translator will be used in our Detroit, Michigan market.

•	On June 3, 2016, we closed on the acquisition of an FM Translator construction permit in Atwood, Kentucky for $88,000 in cash. The translator will be used in our Columbus, Ohio market.

•	On May 13, 2016, we closed on the acquisition of an FM Translator in construction permit in Kerrville, Texas for $50,000 in cash. The translator will be used in our Houston, Texas market.

•	On May 2, 2016, we closed on the acquisition of an FM Translator in Lincoln, Maine for $100,000 in cash. The translator is used in our Boston, Massachusetts market.

•	On April 29, 2016, we closed on the acquisition of a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station.

•	On April 1, 2016, we acquired the Retirement Watch newsletter and websites for $0.1 million in cash and the assumption of $0.6 million in deferred subscription liabilities.

•	On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million of which $2.7 million was paid in cash upon close and $1.3 million is due in deferred installments within one year from the closing date.

Divestitures

•	On September 1, 2016, we received $0.7 million in cash associated with a land easement granted in our South Carolina market.

•	On June 10, 2016, we received $2.5 million in cash from the National Park Service in exchange for its claim under eminent domain for our tower site in Miami, Florida. We recognized a pre-tax gain of $1.9 million from this sale. We entered a limited terms of use agreement with the National Park Service to broadcast from the tower site for the next twenty years for a nominal fee.

Net Broadcast Revenue

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$145,609	$149,768	$4,159	2.9%	74.0%	73.6%
Same Station Net Broadcast Revenue	$145,438	$147,679	$2,241	1.5%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2015		2016
	(Dollars in thousands)
Block program time:
National	$34,454	23.7%	$36,881	24.6%
Local	26,425	18.1%	27,151	18.1%
	60,879	41.8%	64,032	42.7%
Broadcast Advertising:
National	10,312	7.1%	9,724	6.5%
Local	47,089	32.3%	47,792	31.9%
	57,401	39.4%	57,516	38.4%
Station Digital	4,910	3.4%	5,036	3.4%
Infomercials	1,963	1.3%	1,957	1.3%
Network	10,774	7.4%	12,930	8.6%
Other	9,682	6.7%	8,297	5.6%
Net broadcast revenue	$145,609	100.0%	$149,768	100.0%

The $3.1 million increase in block programming revenue includes $0.9 million of revenue generated from stations that were acquired or began programming after September 30, 2015. In existing markets, we saw increases in the number of both national and local programmers featured on our stations. The increase in the number of programmers creates a higher demand for time slots, which can result in the realization of higher rates. Program revenue on our Christian Teaching & Talk stations increased $1.5 million of which $1.3 million was from national programs and $0.2 million was from local programs. Programming revenue on our News Talk stations increased $0.6 million including $0.3 million from the launch of a local program onto our national platform.

Advertising revenue, net of agency commissions, was unchanged with that of the same period of the prior year. Advertising revenue for the nine month period ending September 30, 2016 includes $1.6 million of political advertising revenue that had it not been realized, would have resulted in a $1.6 million decline in advertising revenues. Declines in national advertising revenue of $0.6 million were offset with increases in local advertising of the same amount. Excluding political advertising, the decline of $1.5 million in advertising revenue is due to a $2.9 million decline in advertising on our CCM stations, particularly in our Dallas and Atlanta markets that have experienced a higher level of competition for advertising sales from agencies and what we believe to be a shift in advertisers to reach a younger demographic. In response to these trends, we have undertaken efforts to retool our music, image and promotions to capture more of that audience. This decline was partially offset by a $0.6 million increase in advertising sales on News Talk stations, a $0.3 million increase in advertising sales on our Business stations, a $0.2 million increase in advertising sales on our Spanish Christian Teaching and Talk stations and a $0.2 million increase on our Christian Teaching and Talk Stations. Our News Talk stations benefited from higher demands for air-time associated with news and related content from the 2016 presidential debates. This higher demand for air time results in higher spot rates for premium air time.

Digital revenues from our radio station websites increased $0.1 million primarily from our News Talk Stations. Digital revenues were favorably impacted by higher demand and higher page views associated with news and related content from the 2016 presidential election. Rates charged were consistent with those during the same period of the prior year.

Our News Talk stations saw higher levels of infomercials during the three month period ending September 30, 2016, however, our year to date infomercial revenue is down due to our efforts to feature programming that is tailored to our listeners and consistent with our company values. We continue to seek alternatives to infomercial programs which we believe are not of interest to our listeners.

The growth in network revenues of $2.2 million includes $1.9 million in network affiliation fees from increases in the number of stations syndicating our programs and a $0.3 million increase in political advertisements. Overall, the demand for our network programming has been driven largely by the heightened interest in the current political scene. Our nationally-syndicated hosts have increased their exposure outside of their radio shows and have become trusted resources to our listeners. Both time spent listening and advertiser response is up, leading to higher renewals and new business opportunities.

The decline in other revenue of $1.4 million includes a $1.2 million decline in revenue from listener purchase programs due to lower demand from our listeners to participate in sales incentives and discount programs and a $0.3 million decrease in event revenue due to lower attendance at a summer festival due to unusually high temperatures that was partially offset by a $0.1 million increase in real estate and tower rents.

On a Same Station basis, net broadcast revenue increased $2.2 million, which reflects these items net of the impact of stations with format changes and acquisitions.

Net Digital Media Revenue

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$32,859	$34,056	$1,197	3.6%	16.7%	16.7%

	Nine Months Ended September 30,
	2015		2016
	(Dollars in thousands)
Digital Advertising, Net	$17,779	54.1%	$19,447	57.1%
Digital Streaming	3,269	9.9	3,360	9.9
Digital Subscriptions	3,968	12.1	3,667	10.8
Digital Downloads	5,540	16.9	5,520	16.2
e-commerce	1,771	5.4	1,653	4.8
Other	532	1.6	409	1.2
Net Digital Media Revenue	$32,859	100.0%	$34,056	100.0%

Digital advertising revenue, net of agency commissions, increased by $1.7 million on a consolidated basis. Included in this amount is a $0.4 million increase in political advertising revenue and a $0.1 million in other advertising revenue from Townhall Media, our conservative opinion websites and a $1.1 million increase in net digital advertising revenue from Salem Web Network due to growth in page views generated from the use of mobile applications. While changes in the Facebook newsfeed algorithm have negatively impacted the volume of our desktop page views, we have been developing and promoting the use of mobile applications. The increases in traffic to our websites that we have observed to date this year, are largely due to an increases in the number of visits and in the number Christian mobile applications available. The growth in traffic from these mobile applications, reduces our reliance on Facebook to generate traffic. One important note about this shift in traffic to mobile applications and away from desktop and tablet is that there are far fewer ads on mobile and visits are much shorter. As a result, our growth in traffic is much larger than our growth in revenue.

The increase of $0.1 million in digital streaming revenues reflects a higher usage of content available on our Christian websites. The rates charged were consistent with those of the same period of the prior year.

Digital subscription revenue declined by $0.3 million due to lower distribution levels of Eagle Financial Publications. The stock market performance during 2016, specifically the drop in the market during January 2016, negatively impacted the demand for these products. There were no changes in subscriber rates during this period.

Digital download revenue was down slightly as compared to the same period of the prior year based on the volume of downloads generated during this time. There were no changes in fee rates charged to our customers for digital downloads.

E-commerce revenue includes sales of wellness products from Eagle Wellness and Gene Smart. Sales of Eagle Wellness products declined by $0.2 million and were partially offset with products sold under Gene Smart of $0.1 million. The net decline reflects a 7% reduction in the number of products sold. There were no changes in the retail prices under which products are sold, however, based on the composite mix of products sold, there was a 1% reduction in the average unit price per unit.

Net Publishing Revenue

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$18,172	$19,802	$1,630	9.0%	9.2%	9.7%

	Nine Months Ended September 30,
	2015		2016
	(Dollars in thousands)
Book Sales	$12,885	70.9%	$14,231	71.9%
Estimated Sales Returns & Allowances	(3,905)	(21.5)	(4,082)	(20.6)
e-Book Sales	1,485	8.2	1,712	8.6
Self-Publishing Fees	4,136	22.7	4,680	23.6
Print Magazine Subscriptions	1,197	6.6	1,089	5.5
Print Magazine Advertisements	1,305	7.2	1,147	5.8
Other	1,069	5.9	1,025	5.2
Net Publishing Revenue	$18,172	100.0%	$19,802	100.0%

On a consolidated basis, book sales increased $1.3 million due to an increase in print book sales from Regnery Publishing of $1.2 million and a $0.1 million increase in author submissions through our self-publishing services of which $0.5 million was generated from our newly acquired publisher Hillcrest offset by a $0.3 million decline from Xulon Press. Increases in revenue reflect higher sales volumes with no change in the rates charged. Book sales through Regnery Publishing are directly attributable to the composite mix of titles available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book. The increase in estimated sales returns of $0.2 million is consistent with higher revenues.

E-book sales from Regnery Publishing increased $0.2 million based on a higher volume of books sold as compared to the same period of the prior year. Similar to the sale of books in print, e-book sales are also directly attributable to the composite mix of titles available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book.

Self-publishing fees increased $0.5 million due to growth in the number of authors utilizing the service of which $0.2 million was generated from our newly acquired publisher Hillcrest and $0.3 was generated from Xulon Press. There were no changes in fees as compared to the same period of the prior year. We believe that our ability to cross-promote our self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential. We believe that our acquisition of Hillcrest Media, a self-publishing service provider for all authors, also increases our ability to cross-promote our publishing services. Hillcrest Media is a “tuck-in” acquisition that will be operated from within our existing Xulon Press operations.

Print magazine revenues continue to decline with a $0.1 million reduction in subscription revenue based on a lower number of subscribers and a $0.2 million decline in advertising revenues due to reduced demand from advertisers and reduced rates based on the lower subscriber levels as compared to the same period of the prior year. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$104,958	$109,455	$4,497	4.3%	53.4%	53.8%
Same Station Broadcast Operating Expenses	$104,715	$107,150	$2,435	2.3%

The $4.5 million increase in broadcast operating expenses includes a $2.6 million increase in payroll related costs due to higher staffing levels and an increase in sales-based commissions consistent with higher revenues, a $0.7 million increase in employee benefit costs due to an increase in higher value claims under our health insurance plan, a $0.7 million increase in facility-related costs, a $0.7 million increase in professional services, a $0.5 million charge associated with a contract litigation matter, and $0.2 million of costs associated with a corporate-sponsored conference. The corporate sponsored conference was held in January 2016 and featured our local and national talk show hosts focusing on opportunities with the upcoming political elections. These higher costs were offset with a $0.9 million decline in bad debt expense due to successful collection efforts and a $0.1 million decline in discretionary advertising costs. The increase in broadcast operating expenses on a Same Station basis reflects these items net of the impact of start-up costs associated with format changes and station launches.

Digital Media Operating Expenses

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$26,081	$26,815	$734	2.8%	13.3%	13.2%

The $0.7 million increase in digital media operating expenses includes a $0.2 million increase in payroll related costs across all business units based on higher staffing levels and higher sales based commissions and bonuses from Townhall Media, a $0.1 million increase in employee benefit costs due to an increase in higher value claims under our health insurance plan, a $0.4 million increase in streaming expenses due to a higher usage volume primarily from Townhall Media, and a $0.1 million increase in consulting services that were offset with $0.2 million of savings in facility related costs due to the consolidation of Townhall Media with our Washington DC broadcast facilities.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$17,932	$19,951	$2,019	11.3%	9.1%	9.8%

Publishing operating expenses reflect a $1.2 million increase in the cost of goods sold associated with book sales. The gross profit margin for Regnery Publishing was 51% for the nine months ending September 30, 2016 compared to 56% for the same period of the prior year. The decline in the gross profit margin for Regnery Publishing reflects a higher royalty expense in 2016 consistent with the $1.2 million increase in revenue. On a year to date basis, e-book sales increased by $0.2 million, with the favorable impact to sales returns and allowances offset with higher reserves taken on select titles in 2016. The gross profit margin for our self-publishing entities was 71% for the nine months ending September 30, 2016 compared to 70% for the same period of the prior year.

Our newly acquired publisher Hillcrest, generated approximately $0.9 million of operating expenses including salary and facility-related costs. Our existing publishing entities incurred a $0.1 million increase in advertising and promotional costs and a $35,000 increase in employee benefits due to an increase in higher value claims under our health insurance plan that were offset with a $0.2 million decline in bad debt expense due to improvements in collection efforts.

Unallocated Corporate Expenses

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$11,206	$11,928	$722	6.4%	5.7%	5.9%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury that are not directly attributable to any one of our operating segments. The increase of $0.7 million includes a $0.4 million increase in payroll related costs that includes a $47,000 increase in employee benefit costs due to an increase in higher value claims under our health insurance plan, and a $0.3 million increase in professional fees associated with legal and accounting services. Increases in in professional services related to corporate matters associated with acquisitions and growth.

Depreciation Expense

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$9,368	$8,950	$(418)	(4.5)%	4.8%	4.4%

There were no changes in our depreciation methods or in the estimated useful lives of our asset groups. The decline in depreciation of $0.4 million reflects the impact of computer software acquired during the year ending December 31, 2012 that were fully depreciated as of the nine month period ending September 30, 2016, compared to generating depreciation expense of $0.3 million for the same period of the prior year as well as the composite mix of other capital expenditures that were also fully depreciated. Capital expenditures and acquisitions from the fourth quarter of 2015 are expected to increase depreciation expense over the remainder of 2016.

Amortization Expense

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$3,974	$3,673	$(301)	(7.6)%	2.0%	1.8%

There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups. The decline in amortization expense of $0.3 million reflects the impact of customer lists and contracts acquired with Eagle Publishing that were fully amortized as of the nine month period ending September 30, 2016, compared to generating amortization expense of $0.4 million during the same period of the prior year that were offset with amortization of assets acquired with Hillcrest in September 2016.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(792)	$(458)	$334	(42.2)%	(0.4)%	(0.2)%

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

During the nine month period ending September 30, 2016, we reduced the estimated fair value of our contingent earn-out liabilities by $0.5 million compared to a net decrease of $0.8 million during the same period of the prior year. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our condensed consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Impairment of Long-Lived Assets

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$—	$700	$700	100.0%	—%	0.3%

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

(Gain) Loss on the Sale or Disposal of Assets

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
(Gain) Loss on the Sale or Disposal of Assets	$156	$(2,008)	$(2,164)	(1,387.2)%	0.1%	(1.0)%

The net gain on the sale or disposal of assets of $2.0 million for the nine month period ending September 30, 2016 includes a $1.9 million gain on the sale of our Miami tower site and $0.7 million gain from a land easement in our South Carolina market offset by a $0.4 million charge associated with leasehold improvements that were abandoned during the relocation of our offices in Washington D.C. market and various fixed asset disposals.

The net loss on the sale or disposal of assets for the same period of the prior year includes a $0.2 million charge associated with the relocation of our office and studio in the Seattle, Washington market offset by various fixed asset disposals.

Other Income (Expense)

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$6	$4	$(2)	(33.3)%	—%	—%
Interest Expense	(11,578)	(11,252)	326	(2.8)%	(5.9)%	(5.5)%
Change in the Fair Value of Interest Rate Swap	(2,486)	(1,325)	1,161	(46.7)%	(1.3)%	(0.7)%
Loss on Early Retirement of Long-Term Debt	(41)	(32)	9	(21.9)%	—%	—%
Net Miscellaneous Income and (Expenses)	8	7	(1)	(12.5)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement and non-cash interest accretion related to deferred payments related to our acquisition activity and from our contingent earn-out consideration. The $0.3 million decline in interest expense is due a lower principal balance outstanding our Term Loan B and a lower average outstanding balance on our Revolver.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was entered into on March 28, 2013.

The loss on early retirement of long-term debt reflects the unamortized discount and bank loan fees associated with principal redemptions of our Term Loan B.

Net miscellaneous income and expenses includes royalty income, usage fees for our real estate properties and insurance proceeds.

Provision for Income Taxes

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$3,771	$6,121	$2,350	62.3%	1.9%	3.0%

The increase of $2.4 million reflects an increase of $0.8 million based on our current year to date tax analysis and a $1.6 million out-of-period adjustment to correct an error in our estimated valuation allowance for certain deferred tax assets related to state net operating loss carryforwards that we determined were not more likely than not to be realized. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 50.9% for the nine months ended September 30, 2016 compared to 39.0% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization or allowance taken on certain state net operating loss carryforwards.

Net Income

	Nine Months Ended September 30,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$5,895	$5,901	$6	0.1%	3.0%	2.9%

Net income was unchanged at $5.9 million for each of these periods. Our operating income increased by $0.9 million due to a $7.0 million increase in net revenue that was offset by a $6.1 million increase in operating expenses. Included in operating expenses are a $1.9 million gain from the sale of our Miami tower site, a $0.7 million gain from a land easement in our South Carolina market and a $0.7 million impairment charge based on land value. We also recognized a $1.5 million decrease in other expenses due to lower interest expense of $0.3 million and the $1.2 million favorable impact from the fair value of our swap agreement that was offset by a $2.4 million increase in our provision for income taxes.

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

Our presentation of these non-GAAP financial measures should not be considered as a substitute for or superior to the most directly comparable financial measures as reported in accordance with GAAP.

Item 10(e) of Regulation S-K defines and prescribes the conditions under which certain non-GAAP financial information may be presented in this report. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Same Station net broadcast revenue, Same Station broadcast operating expenses, Same Station Operating Income, Digital Media Operating Income, and Publishing Operating Income, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP financial measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance.

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

We define Same Station net broadcast revenue as net broadcast revenue from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. We define Same Station broadcast operating expenses as broadcast operating expenses from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same Station operating results include those stations we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same Station operating results for a full calendar year are calculated as the sum of the Same Station-results for each of the four quarters of that year. We use Same Station operating results, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluations and management of the business. We believe that Same Station operating results provide a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of Same Station operating results are not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP. Our definition of Same Station net broadcast revenue, Same Station broadcast operating expenses and Same Station operating results are not necessarily comparable to similarly titled measures reported by other companies.

We apply a similar methodology to our digital media and publishing group. Digital Media Operating Income is defined as net digital media revenue less digital media operating expenses. Publishing Operating Income is defined as net publishing revenue less publishing operating expenses. Digital Media Operating Income and Publishing Operating Income are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP financial performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Media Operating Income are useful non-GAAP financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of Digital Media Operating Income and Publishing Operating Income are not necessarily comparable to similarly titled measures reported by other companies.

We define EBITDA as net income before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA before gains or losses on the sale or disposal of assets, before changes in the estimated fair value of contingent earn-out consideration, before the change in fair value of interest rate swaps, before the impairment of long-lived assets, before net miscellaneous income and expenses, before loss on early retirement of debt and before non-cash compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP and should be viewed as a supplement to and not a substitute for or superior to our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.

For all non-GAAP financial measures, investors should consider the limitations associated with these metrics, including the potential lack of comparability of this measure from one company to another.

The tables below show the GAAP and non-GAAP performance indicators that we believe provide useful information to management and investors. We use non-GAAP financial measures to evaluate financial performance, develop budgets, manage expenditures, and determine employee compensation. Our presentation of this additional information is not to be considered as a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP and Non-GAAP Financial Measures	2015	2016	2015	2016
	(Dollars in thousands)
Net Income	$2,077	$2,192	$5,895	$5,901
Station Operating Income	13,913	13,618	40,651	40,313
Same Station Operating Income	13,966	13,752	40,723	40,529
Digital Media Operating Income	2,498	2,827	6,778	7,241
Publishing Operating Income (Loss)	54	201	240	(149)
EBITDA	11,757	13,997	34,580	35,893
Adjusted EBITDA	12,830	12,633	37,120	35,935

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES:

In the tables below, we present a reconciliation of Same Station net broadcast revenue to net broadcast revenue, the most comparable GAAP measure and Same Station broadcast operating expenses to broadcast operating expense, the most comparable GAAP measure. We show our calculation of Station Operating Income and Same Station Operating Income, which is reconciled to net income, the most comparable GAAP in the table following our calculation of Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(Dollars in thousands)
Reconciliation of Same Station Net Broadcast Revenue to Net Broadcast Revenue
Net broadcast revenue – Same Station	$49,420	$50,480	$145,438	$147,679
Net broadcast revenue – acquisitions	—	528	93	2,019
Net broadcast revenue – format change	31	44	78	70
Net broadcast revenue	$49,451	$51,052	$145,609	$149,768

Reconciliation of Same Station Broadcast Operating Expenses to Broadcast Operating Expenses
Broadcast operating expenses – Same Station	$35,454	$36,728	$104,715	$107,150
Broadcast operating expenses – acquisitions	23	657	108	2,213
Broadcast operating expenses – format change	61	49	135	92
Broadcast operating expenses	$35,538	$37,434	$104,958	$109,455

Reconciliation of Same Station Operating Income to Station Operating Income
Station Operating Income – Same Station	$13,966	$13,752	$40,723	$40,529
Station operating loss – acquisitions	(23)	(129)	(15)	(194)
Station operating loss – format change	(30)	(5)	(57)	(22)
Station Operating Income	$13,913	$13,618	$40,651	$40,313

In the table below we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$49,451	$51,052	$145,609	$149,768
Less broadcast operating expenses	(35,538)	(37,434)	(104,958)	(109,455)
Station Operating Income	$13,913	$13,618	$40,651	$40,313

Net digital media revenue	$11,128	$11,999	$32,859	$34,056
Less digital media operating expenses	(8,630)	(9,172)	(26,081)	(26,815)
Digital Media Operating Income	$2,498	$2,827	$6,778	$7,241

Net publishing revenue	$6,912	$8,221	$18,172	$19,802
Less publishing operating expenses	(6,966)	(8,020)	(17,932)	(19,951)
Publishing Operating Income (Loss)	$(54)	$201	$240	$(149)

In the table below, we present a reconciliation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss) to operating income and net income, the most comparable GAAP measures. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(Dollars in thousands)
Reconciliation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss) to Net Income
Station Operating Income	$13,913	$13,618	$40,651	$40,313
Digital Media Operating Income	2,498	2,827	6,778	7,241
Publishing Operating Income (Loss)	(54)	201	240	(149)
Less unallocated corporate expenses	(3,697)	(4,147)	(11,206)	(11,928)
Less depreciation and amortization	(4,466)	(4,317)	(13,342)	(12,623)
Less change in the estimated fair value of contingent earn-out consideration	603	196	792	458
Impairment of long-lived assets	—	—	—	(700)
Less gain (loss) on the sale or disposal of assets	3	457	(156)	2,008
Operating income	$8,800	$8,835	$23,757	$24,620
Plus interest income	3	1	6	4
Less interest expense, net of capitalized interest	(3,900)	(3,726)	(11,578)	(11,252)
Less change in fair value of interest rate swaps	(1,510)	856	(2,486)	(1,325)
Less loss on early retirement of long-term debt	—	(18)	(41)	(32)
Less net miscellaneous income and expenses	1	7	8	7
Less provision for income taxes	(1,317)	(3,763)	(3,771)	(6,121)
Net Income	$2,077	$2,192	$5,895	$5,901

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(Dollars in thousands)
Net income	$2,077	$2,192	$5,895	$5,901
Plus interest expense, net of capitalized interest	3,900	3,726	11,578	11,252
Plus provision for income taxes	1,317	3,763	3,771	6,121
Plus depreciation and amortization	4,466	4,317	13,342	12,623
Less interest income	(3)	(1)	(6)	(4)
EBITDA	$11,757	$13,997	$34,580	$35,893
Plus gain (loss) on the sale or disposal of assets	(3)	(457)	156	(2,008)
Plus change in the estimated fair value of contingent earn-out consideration	(603)	(196)	(792)	(458)
Plus changes the fair value of interest rate swaps	1,510	(856)	2,486	1,325
Plus impairment of indefinite-lived long-term assets other than goodwill	-	-	-	700
Plus net miscellaneous income and expenses	(1)	(7)	(8)	(7)
Plus loss on early retirement of long-term debt	-	18	41	32
Plus non-cash stock-based compensation	170	134	657	458
Adjusted EBITDA	$12,830	$12,633	$37,120	$35,935

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

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

Approximately 70% of our total assets at September 30, 2016 consist of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. During our annual testing in the fourth quarter of 2015, we recognized an impairment charge of $0.4 million associated with the value of goodwill in our Singing News Network (formerly Solid Gospel Network.). The impairment was driven by reductions in the projected net revenues of the Singing News Network and continual declines in revenues from our print magazines that were not offset with cost reductions from decreases in the number of publications printed. The growth of digital-only publications, which are often free or significantly less than a print magazine, has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations.

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

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. We recorded a net decrease to our estimated contingent earn-out liabilities of $0.5 million and $0.8 million during the nine months ending September 30, 2016 and 2015, respectively. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration.

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

We record contingency reserves to the extent we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The establishment of the reserve is based on a review of all relevant factors, the advice of legal counsel, and the subjective judgment of management. The reserves we have recorded to date, including $0.5 million as of the period ending September 30, 2016, have not been material to our condensed consolidated financial position, results of operations or cash flows. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter advertising revenue included in broadcast revenue for the three and nine months ended September 30, 2016 was approximately $1.4 million and $3.8 million, respectively, and $1.5 million and $4.6 million, respectively, for the same period of the prior year. Barter expenses included in broadcast operating expense for the three and nine months ended September 30, 2016 was approximately $1.3 million and $3.7 million, respectively, and $1.4 million and $4.3 million, respectively, for the same period of the prior year. Barter advertising revenue included in digital media revenue for the nine months ended September 30, 2016 and 2015 was approximately $0.1 million. Barter expenses included in digital media operating expense for the nine months ended September 30, 2015 was approximately $0.1 million. Barter revenue and barter expense included in digital media was insignificant for all other periods.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and estimates of claims incurred but not reported. Our estimates are based on historical data and probabilities that are subject to a high degree of variability due to unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.7 million at September 30, 2016 and December 31, 2015. Changes in the number and/or the amount of claims could cause a material impact and volatility in our operating results. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. While we had an unusually high level of claims in the third quarter of 2016 due to a larger than normal number of expensive claims, we believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Income Tax Valuation Allowances (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $4.4 million as of September 30, 2016 and $2.8 million as of December 31, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards. During the third quarter of 2016, we identified an error in our estimated valuation allowance for certain deferred tax assets. We recorded an out-of-period adjustment to increase our valuation allowance by $1.6 million for a portion of the deferred tax assets related to state net operating loss carryforwards that we determined were not more likely than not to be realized.

Income Taxes and Uncertain Tax Positions

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”  We did not record adjustments to the balance of our unrecognized tax benefits as of September 30, 2016 and 2015.  At December 31, 2015, we had $0.1 million in liabilities for unrecognized tax benefits.  Included in this liability amount is approximately $20,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We expect to reduce the reserve balance to zero over the next twelve months due to statute expirations.

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

The balance of our cash and cash equivalents was unchanged at $0.1 million at September 30, 2016 and December 31, 2015. Working capital increased $1.5 million to $14.6 million as of September 30, 2016 compared to $13.1 million as of December 31, 2015.

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

Net cash provided by operating activities during the nine month period ending September 30, 2016 increased by $1.1 million to $26.5 million compared to $25.4 million during the same period of the prior year. The increase in cash provided by operating activities includes the impact of the following items:

•	Net income was unchanged at $5.9 million;
•	Net accounts receivable increased $0.4 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 65 days at September 30, 2016 compared to 67 days for the same period of the prior year;
•	Net accounts payable and accrued expenses increased $1.0 million to $17.5 million for the nine months ended September 30, 2016 compared to an increase of $2.5 million to $18.2 million for the same period of the prior year; and
•	Net inventories on hand decreased $0.1 million to $0.7 million at September 30, 2016 compared to an increase of $0.5 million to $1.1 million for the same period of the prior year.

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

The following transactions have closed as of the date of this filing:

•	On November 7, 2016, we closed on the acquisition of an FM translator in Sebring, Florida for $0.1 million. The FM translator will be used by our WKAT-AM radio station in Miami, Florida.

•	On October 20, 2016, we closed on the acquisition of radio station KXFN-AM in St. Louis, Missouri for $0.2 million of cash. The station is currently dark and will be relaunched and operated within our existing St. Louis market cluster.
•	On October 20, 2016, we closed on the acquisition of three FM translator construction permits for $0.1 million of cash. The FM translator construction permits were based in Angola, Indiana, Cofax, Indiana and Battle Creek, Michigan and will be used by WKH-AM and WHKW-AM, our radio stations in Cleveland, Ohio and WSDZ-AM our radio station in St. Louis, Missouri.
•	On October 19, 2016, we closed on the acquisition of an FM translator construction permit in Palm Coast, Florida for $65,000 in cash from Delmarva Educational Association Corporation, a related party entity which Nancy A. Epperson the wife of the Chairman of the Board, and Stuart W. Eppersonm, Jr., the son of the Chairman of the Board, serve as directors. This translator will be used by our WTWD-AM radio station in Tampa, Florida.
•	On October 17, 2016 we purchased two websites, www.historyonthenet.com and www.authentichistory.com for $0.1 million.
•	On October 12, 2016, we closed on the acquisition of an FM Translator in Lake City, Florida for $65,000 in cash from Delmarva Educational Association Corporation, a related party entity which Nancy A. Epperson the wife of the Chairman of the Board, and Stuart W. Epperson, Jr., the son of the Chairman of the Board, serve as directors. This translator will be used by our WBZW-AM radio station in Orlando, Florida.
•	On October 7, 2016, we entered into an APA to acquire an FM Translator in Quartz Site, Arizona for $20,000 in cash. We expect the transaction to close in fourth quarter of 2016.
•	On September 13, 2016, we acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets for $0.4 million in cash and the assumption of $0.1 million in deferred subscription liabilities.
•	On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc. (“Hillcrest”), for $3.5 million, of which $3.3 million was paid in cash upon close and $0.2 million is due 90 days from the closing date upon finalization of deferred revenue obligations.

•	On June 20, 2016, we closed on the acquisition of an FM Translator used in our Columbus, Ohio market for $0.3 million in cash.
•	On June 10, 2016, we closed on the acquisition of an FM Translator in Amherst, New York for $60,000 in cash. The translator is used in our Pittsburgh, Pennsylvania market.
•	On June 8, 2016, we closed on the acquisition of an FM Translator construction permit in Charlotte, Michigan for $50,000 in cash. The translator will be used in our Detroit, Michigan market.
•	On June 3, 2016, we closed on the acquisition of an FM Translator construction permit in Atwood, Kentucky for $88,000 in cash. The translator will be used in our Columbus, Ohio market.
•	On May 13, 2016, we closed on the acquisition of an FM Translator construction permit in Kerrville, Texas for $50,000 in cash. The translator will be used in our Houston, Texas market.
•	On May 2, 2016, we closed on the acquisition of an FM Translator in Lincoln, Maine for $100,000 in cash. The translator is used in our Boston, Massachusetts market.
•	On April 29, 2016, we closed on the acquisition of a construction permit for an FM Translator in Emporia, Kansas for $25,000 in cash. The translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station,
•	On April 1, 2016, we acquired the Retirement Watch newsletter and websites for $0.1 million in cash and the assumption of $0.6 million in deferred subscription liabilities. Retirement Watch offers research and non-individualized strategies associated with retirement planning. We recorded goodwill of approximately $8,600 associated with the expected synergies to be realized upon combining the operations of Retirement Watch into our digital media platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.
•	On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million of which $2.7 million was paid in cash upon close and $1.3 million is due in deferred installments within one year from the closing date. The due dates for the deferred installments were amended on May 17, 2016 to include the $0.2 million installment that was due upon finalization of banking arrangements for revenue receipts. The amended deferred installment payments include $0.6 million due within 90 days, $0.4 million due within 180 days and two deferred payments of $0.2 million each due 270 and 360 days from the closing date, respectively. We recorded goodwill of $0.2 million associated with the expected synergies to be realized from combining the operations of these applications into our existing digital platform. The accompanying consolidated statement of operations reflects the operating results of King James Bible mobile applications as of the closing date within our digital media operating segment.

We have entered the following agreements that are expected to close during 2016:

•	We have the option to acquire radio station KHTE-FM, Little Rock, Arkansas, for $1.2 million in cash during our 36-month TBA that is extendable to 48 months. The TBA began on April 1, 2015, at which time we began programming the station. The accompanying condensed consolidated statements of operations included in this quarterly report on Form 10-Q reflect the operating results of this entity as of the TBA date.

We entered into several agreements to acquire FM Translators or FM Translator construction permits during the applicable windows of the FCC AM Revitalization program, or “AMR.” that included several initiatives intended to benefit AM broadcasters. We believe that securing these FM Translators allows us to increase our listening audience by providing enhanced coverage and reach of our existing AM broadcasts. FM Translators or FM Translator Construction permits purchase agreements pending as of the period end September 30, 2016 include the following:

Date APA Entered	Permit or ID	Authorized Site - Current	Purchase Price	Escrow Deposits	Date Closed	Market
			(Dollars in thousands)
5/18/2016	W267BW	Palm Coast, Florida* Related Party	$65	$-	10/19/2016	Tampa, Florida
5/25/2016	W224BU	Lake City, Florida Related Party	65	-	10/12/2016	Orlando, Florida
6/2/2016	W284BO	Lake Placid, Florida	35	4	-	Orlando, Florida
6/15/2016	W267BW	Sebring, Florida	77	15	11/7/2016	Miami, Florida
7/25/2016	K296AL	Crested Butte, Colorado	39	8	-	Colorado Springs, Colorado
7/25/2016	K283CA	Festus, Missouri *	40	8	-	St. Louis, Missouri
7/26/2016	W263BS	Rhinelander, Wisconsin	50	25	-	Minneapolis, Minnesota
7/26/2016	K294CP	Roseburg, Oregon *	45	9	-	Portland, Oregon
7/26/2016	W279BK	Carbondale, Pennsylvania	75	15	-	Pittsburgh, Pennsylvania
7/26/2016	W283BR	Dansville, New York	75	15	-	New York, New York
7/26/2016	K228FC	Kingsville, Texas *	50	10	-	Houston, Texas
7/26/2016	K245AR	Little Fish Lake Valley, California	44	20	-	Sacramento, California
7/26/2016	K276FZ	Eaglemount, Washington *	40	8	-	Portland, Oregon
7/27/2016	W256CO	Angola, Indiana *	50	15	10/20/2016	Cleveland, Ohio
7/27/2016	W249CQ	Cofax, Indiana *	45	14	10/20/2016	St. Louis, Missouri
7/27/2016	W263CS	Battle Creek, Michigan *	50	15	10/20/2016	Cleveland, Ohio
7/27/2016	W227BT	Port St Lucie, Florida	100	10	-	Tampa, Florida
	W298AM	Aurora, Florida			-	Tampa, Florida
7/28/2016	K239CD	Lahaina, Hawaii *	110	11	-	Honolulu, Hawaii
	K241BZ	Kihei, Hawaii			-	Honolulu, Hawaii
8/25/2016	K278BH	Astoria, Oregon	33	6	-	Seattle, Washington
9/22/2016	K260CG	Mojave Valley, Arizona*	20	2	-	Phoenix, Arizona
10/07/2016	K279CM	Quartz Site, Arizona*	20	2	-	San Diego, California

* Indicates that the purchase is for a FM Translator Construction Permit.

As of September 30, 2016, we deposited $0.2 million of cash into escrow accounts associated with APA’s for these FM Translator and FM Translator construction permits. We plan to fund the remaining balances due for these acquisitions from cash on hand, borrowings under our credit facilities, and operating cash flow.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $10.4 million during 2016.

Net cash used in investing activities during the nine month period ending September 30, 2016 decreased $10.2 million to $12.4 million compared to $22.6 million during the same period of the prior year. The decrease in cash used for investing activities includes:

•	Cash paid for acquisitions decreased $5.8 million to $7.2 million compared to $13.0 million during the same period of the prior year;
•	Cash paid for capital expenditures increased $0.9 million to $7.2 million compared to $6.3 million during the same period of the prior year;
•	Cash received for the sale of broadcast assets increased to $3.1 million over the same period of the prior year; and
•	Capital expenditures for leasehold improvements that are reimbursable as tenant improvement allowances decreased $2.2 million to $0.5 million compared to $2.7 million during the same period of the prior year.

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

We believe that cash payments for deferred installments and contingent earn-out consideration that were entered contemporaneously with an acquisition are appropriately recorded as financing activities. These payments are similar to seller financing arrangements in that cash payments are typically due one to three years after the acquisition date. We referred to guidance in FASB ASC Topic 230-10-45-13 (c) which states that only advance payments, down payments, or other amounts paid at the time of purchase or soon before or after a purchase of property, plant and equipment and other productive assets are investing cash outflows. The guidance clarifies that incurring directly related debt to the seller is a financing transaction and that subsequent payments of that debt are financing cash outflows. This is consistent with the guidance in FASB ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows issued in August 2016. During the nine month period ending September 30, 2016, we paid $0.1 million of cash for contingent earn-out consideration due under acquisition agreements and $3.4 million of cash for deferred installments.

During the nine month period ending September 30, 2016, the principal balances outstanding under our credit facilities ranged from $270.1 million to $278.1 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.7 million in 2016. The actual declaration of dividends and equity distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. Adjusted EBITDA is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash used in financing activities during the nine month period ending September 30, 2016 increased by $11.4 million to $14.1 million from $2.7 million during the same period of the prior year. The increase in cash used for financing activities includes:

•	We paid $3.4 million of cash due under purchase agreements with deferred installments during the nine month period ending September 30, 2016 compared to $0.9 million for the same period of the prior year;
•	The book overdraft decreased $1.2 million to $0.7 million as of the period ending September 30, 2016 compared to $1.9 million use for the same period of the prior year;
•	We paid $0.1 million of cash due for amounts earned under the contingent earn-out provision of our purchase agreements during the nine month period ending September 30, 2016 compared to $1.2 million during the same period of the prior year,
•	We repaid $5.0 million of principal outstanding on the Term Loan B compared to $2.0 million of principal during the same period of the prior year; and
•	We paid cash equity distributions of $5.0 million on our Class A and Class B common stock during the nine month period ending September 30, 2016 and 2015.

Credit Facilities

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of the Term Loan B of $300.0 million and $25.0 million Revolver. The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three and nine months ended September 30, 2015 and 2016, approximately $47,000 and $140,000, respectively, and $51,000 and $155,000, respectively, of the discount has been recognized as interest expense.

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

We made the following payments or prepayments of our Term Loan B during the year ended December 31, 2015 and nine month period ending September 30, 2016, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in thousands)
September 30, 2016	$1,500	$4
September 30, 2016	750	—
June 30, 2016	441	1
June 30, 2016	750	—
March 31, 2016	750	—
March 17, 2016	809	2
January 30, 2015	2,000	15

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

Debt issue costs are being amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For each of the three months ended September 30, 2015 and 2016, approximately $139,000 and $140,000, respectively, of the debt issue costs associated with the Term Loan B were recognized as interest expense. For each of the nine months ended September 30, 2015 and 2016, approximately $418,000 and $423,000, respectively, of the debt issue costs associated with the Term Loan B were recognized as interest expense.

We chose to continue the presentation of debt issue costs associated with our Revolver as an asset in accordance with ASU 2015-15. These costs are being amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. During each of the three and nine month periods ending September 30, 2015 and 2016, we recorded amortization of deferred financing costs of approximately $17,000 each and $52,000 each.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo Bank, National Association’s (“Wells Fargo”) base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At September 30, 2016, the blended interest rate on amounts outstanding under the Term Loan B and Revolver including the impact of the interest rate swap agreement was 5.07%. See Note 13- Derivative Instruments for a discussion of the interest rate swap agreement.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and stepped up to 2.50 to 1.0 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of September 30, 2016, our leverage ratio was 5.29 to 1 compared to our compliance covenant of 6.00 and our interest coverage ratio was 3.40 compared to our compliance ratio of 2.50. We were in compliance with our debt covenants under the credit facility at September 30, 2016.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2015 and September 30, 2016 represents the present value of future commitments under the capital lease agreements.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	December 31, 2015	September 30, 2016
	(Dollars in thousands)
Term Loan B principal amount	$274,000	$269,000
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(3,225)	(2,615)
Term Loan B net carrying value	270,775	266,385
Revolver	3,306	1,069
Capital leases and other loans	674	595
	274,755	268,049
Less current portion	(5,662)	(2,681)
	$269,093	$265,368

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2016:

•	Outstanding borrowings of $269.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%; and

•	Outstanding borrowings of $1.1 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

•	Commitment fees of 0.50% on any unused portion of the revolver.

•	Quarterly interest payments on $150.0 million notional amount interest rate swap agreement with Wells Fargo based on a LIBOR floor of 0.625% and a fixed rate of 1.645%.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements and capital lease obligations outstanding at September 30, 2016 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2017	$2,681
2018	3,108
2019	3,104
2020	258,988
2021	116
Thereafter	52
$268,049

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2016, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $2.1 million as of September 30, 2016, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 14.

	December 31, 2015	September 30, 2016
	(Dollars in thousands)
Fair value of interest rate swap liability	$798	$2,124

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive and financial officers, have conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded, as a result of the material weakness in internal control over financial reporting discussed below, that our disclosure controls and procedures were not effective as of September 30, 2016. However, we believe that the financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

In November 2016, management concluded that a control deficiency with respect to the precision of the review of the calculation of our valuation allowance for certain deferred tax assets constituted a material weakness in internal control over financial reporting.

Management is in the process of reviewing and, as necessary, revising its policies and procedures with respect to controls over the review and verification of the accuracy of the calculation of the valuation allowance for certain deferred tax assets to ensure that all reasonable steps will be taken to correct this material weakness. As part of this process, management plans to enhance the precision of the existing controls. The deficiency will not be considered remediated until internal controls are operational for a period of time and tested, and management concludes that the controls are operating effectively.

Changes in Internal Control over Financial Reporting. Except for the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2016, pursuant to a counterclaim to a collection suit initiated by Salem, an award was issued against Salem for breach of contract and attorney fees. While we have filed an appeal against the award as well as a malpractice lawsuit against the lawyer that represented Salem in the suit, we recorded a legal reserve of $0.5 million as of March 31, 2016. This reserve represents the total possible loss contingency without third-party recoveries from our appeal, malpractice lawsuit or insurance claims. There have been no changes in our estimates as of the date of this filing.

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

SALEM MEDIA GROUP, INC.
November 9, 2016
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 9, 2016
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Lease Agreement dated September 2, 2016 between New Inspiration Broadcasting Company, Inc. and Edward G. Atsinger III, as sole trustee of the Atsinger Family Trust /u/a dated October 31, 1980, as amended, and Stuart W. Epperson, as trustee of the Stuart W. Epperson Revocable Living Trust /u/a dated January 14, 1993, as amended.	8-K	000-26497	09/08/2016	10.1
10.2	Lease Agreement dated September 2, 2016 between Common Ground Broadcasting, Inc. and Edward G. Atsinger III, as sole trustee of the Atsinger Family Trust /u/a dated October 31, 1980, as amended, and Stuart W. Epperson, as trustee of the Stuart W. Epperson Revocable Living Trust /u/a dated January 14, 1993, as amended.	8-K	000-26497	09/08/2016	10.2
10.3	Lease Agreement dated September 2, 2016 between Caron Broadcasting, Inc. and Edward G. Atsinger III, as sole trustee of the Atsinger Family Trust /u/a dated October 31, 1980, as amended, and Stuart W. Epperson, as trustee of the Stuart W. Epperson Revocable Living Trust /u/a dated January 14, 1993, as amended.	8-K	000-26497	09/08/2016	10.3
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.					X