Form 10-K
period 2016-12-31
SALEM MEDIA GROUP, INC. /DE/
filed 2017-03-10
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $76,710,413 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at February 24, 2017
Common Stock, $0.01 par value per share	20,455,572 shares
Class B	Outstanding at February 24, 2017
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2016 Radio Market Survey Schedule & Population Rankings published by Nielsen Audio (“Nielsen”). According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2017 by Nielsen.

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

PART I

ITEM 1. BUSINESS.

CORPORATE INFORMATION

Salem Media Group, Inc. (“Salem”) is a domestic multimedia company specializing in Christian and conservative content, with media properties comprising radio broadcasting, digital media, and publishing. Effective February 19, 2015, we changed our name from Salem Communications Corporation to Salem Media Group, Inc. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. Our filings with the Securities and Exchange Commission (“SEC”) are available under the Investor Relations section of our website at www.salemmedia.com. Any information found our website is not a part of, or incorporated by reference into, this or any report of Salem filed with, or furnished to the SEC.

SEGMENT INFORMATION

We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which also qualify as reportable segments. Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assess the performance of each operating segment and determine the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury, which are reported as unallocated corporate expenses in our consolidated statements of operations included in this annual report on Form 10-K. We also exclude costs such as amortization, depreciation, taxes and interest expense.

During the third quarter of 2016, we reclassed Salem Consumer Products, our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, from our Digital Media segment to our Broadcast segment. This reclassification was to consolidate all revenue and expenses generated by on-air hosts, which includes broadcast programs and e-commerce product sales, to better assess the financial performance of each network program. This reclassification did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented are updated to reflect this new composition of our operating segments. Refer to Note 20 – Segment Data in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information.

Business Strategy

We are fundamentally committed to programming and content emphasizing Christian values, conservative family themes and news. Our commitment to these values means that we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changes in audience preferences.

Our goal is to produce and deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk to be considered the market leader for all audiences, programmers and advertisers. Our integrated multimedia platform includes traditional forms of media, such as radio broadcasting, print magazines and book publishing as well as emerging forms of media, such as websites and digital publications. We continually pursue expansion of our media platform as the marketplace evolves while aggressively managing operating costs and cash flows. Expansion opportunities for our media platform include increasing the strength and reach of our broadcast signals, investing in and building Internet websites, promoting our authors and on-air talent, and increasing the distribution and page views for our print and digital content. Our national presence in each of these mediums provides advertisers and programmers with a powerful and integrated platform to reach audiences throughout the United States without compromising the sense of community involvement and branding that we generate locally with sponsored events and promotions.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. Our radio stations carry national and local programming content as well as advertising from national and local customers. We produce and sponsor a number of community events that we believe are important in building our brand identity. We also believe that our active community involvement, including remote broadcasts, client events, concerts and tie-ins to major events, builds station awareness and listener loyalty. We promote our station websites on-air and at community events to direct participants to our websites specifically designed for each of our radio stations. Our audiences can access our entire library of digital content and online publications from any of our station websites.

To operate our broadcast entities efficiently, we assemble market clusters, or multiple radio stations operating within the same geographic market. Several benefits are achievable when operating market clusters. First, we are able to offer advertisers and programmers access to multiple audiences by providing airtime on each radio station in that market when advantageous. Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support, promotional functions and other shared overhead costs such as rent, when possible. Third, the addition of new radio stations into existing markets allows us to leverage our hands-on knowledge of that market to increase our appeal to new audiences and advertisers.

Salem Radio Network® and Salem Media Representatives™

Our broadcasting operation includes our national network of affiliated radio stations. Salem Radio Network® (“SRN”), based in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRN delivers programming via satellite to approximately 2,900 affiliated radio stations throughout the United States, including several of our Salem-owned stations. We also own and operate SRN News Network (“SNN”), Today’s Christian Music (“TCM”) and Singing News Network (formerly Solid Gospel Network), which are radio networks that produce and distribute talk, news and music programming to radio stations throughout the United States, including several of our Salem-owned stations.

Salem Media RepresentativesTM (“SMR”) is our national advertising sales firm with offices in nine U.S. cities. SMR specializes in placing national advertising on religious and other format commercial radio stations. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates.

National companies often prefer to advertise across the United States as an efficient and cost effective way to reach their target audiences. Advertisers can benefit from our national platform under which we offer radio airtime, digital advertisements, and print magazine advertisements that reach audiences throughout the United States. SRN and our radio stations each have relationships with SMR for the sale of available SRN spot advertising. SMR also contracts with individual radio stations to sell airtime to national advertisers desiring to include selected Salem stations in national buys covering multiple markets.

Digital Media

Our digital strategy is to continue to build a robust web-based platform designed for audiences interested in Christian and family-themed content and conservative news. The Internet continues to change the way in which media is delivered to audiences. Continual advancements with online search engines and social media sites provide consumers with numerous methods to locate specific information and content online. These advancements have also enabled a large number of individuals to create and publish content that may or may not be tailored to a specific consumer. Our editorial staff, including our on-air personalities, provides web-based commentaries, programs, text, audio and video content that we believe to be knowledge-based, credible and reliable. Our highly specific web-based content provides advertisers a unique and powerful way to reach their targeted audiences.

Publishing

Our publishing strategy mirrors that of our other operating segments — to build and maintain a distribution network targeting audiences interested in Christian and family-themed content as well as conservative news. Our publishing operating segment is comprised of three businesses: (1) Regnery Publishing is a traditional book publisher that has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D'Souza; (2) Salem Author Services, our self-publishing services for authors through Xulon Press and Hillcrest Media; and (3) Salem Publishing™ which produces and distributes five print magazines and one digital magazine.

Audience Growth

The continued success of our business is dependent upon our ability to reach a growing audience. We seek growth opportunities through increases in the strength and number of our broadcast signals, increases in the number of page-views on our digital platform, increases in book sales and increases in our subscriber base for digital content and print magazines. To accomplish this, we produce content that we believe is both compelling and of high commercial value based on our market testing and understanding of our audience. We rely on a combination of research, marketing, targeted promotions and live events to create visibility and brand awareness in each of our markets. By maximizing our audience share, we can achieve growth in ratings and page turns that we convert into advertising revenues. To maximize results, we cross-promote our content on each of our media platforms to enhance our brand names and reach our targeted audiences. We believe that the growth of our media platform and audience provides advertisers with effective methods to reach a growing audience.

Technical Improvements

We continually seek ways to expand our media reach from a technological perspective. For broadcasting, we seek growth opportunities by increasing the strength and number of our broadcast signals that allows us to reach listeners from our day and night signals. During the year ended December 31, 2016, we acquired or entered into agreements to acquire several FM translators and FM translator construction permits. Construction permits provide authority to construct new FM translators or make changes in our existing facilities. We believe that securing these FM translators and construction permits allows us to increase our audience by providing enhanced coverage and reach in existing AM broadcast markets. FM translators allow our AM stations to be heard on FM and expand the listenership of our FM HD channels with the potential to create new stations using the HD-2, HD-3 and HD-4 channel capacity. We continue to build or purchase websites that allow our audiences to view our content online or through digital streaming. Our digital content is available on numerous iPhone® and Android applications. Each of our radio stations, as well as several of our websites, have iPhone® and Android applications that can be used to view our content or digital streaming on mobile devices.

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

Significant Community Involvement

We expect our public image to reflect the lifestyle and viewpoints of the target demographic groups that we serve. We regularly collaborate with organizations that serve Christian and family-themed audiences as well as sponsor and support events that are important to this group. We believe that our ongoing active involvement and our strong relationships within the Christian community provide us with a unique competitive advantage that significantly improves the marketability of our media platform to advertisers and programmers targeting such communities. Our sponsored events include listener rallies, speaking tours, pastor appreciation events and concerts such as our Celebrate Freedom® Music Festivals and Fishfest®. Local events such as these connect us with our audience and enable us to create an enhanced awareness and name recognition in each of our markets. With this involvement, we can increase the effectiveness of developing and improving our programming, which can contribute to a greater audience share and higher ratings over time.

Corporate Structure

Management of our operations is largely decentralized with operational vice presidents and general managers located throughout the United States. We believe that this decentralization encourages each general manager and vice president to apply innovative techniques for improving and growing their operations locally in ways that may be transferable to benefit other markets and operations.

Our broadcast operations vice presidents, some of whom are also station general managers, are experienced radio broadcasters with expertise in sales, programming, marketing and production. Each of our broadcast operations vice presidents oversees several markets on a regional basis. Our digital and publishing operations vice presidents and general managers are also located throughout the United States in locations in which each of our entities operates.

All of our operations receive executive leadership and oversight from our corporate staff. Corporate staff members have experience and expertise in, among other things, accounting and finance, treasury, risk management, insurance, information technology, human resources, legal, engineering, real estate, strategic direction and other support functions designed to provide resources to local management. Corporate staff also oversee the placement and rate negotiations for national block programming on our stations. Centralized oversight of national programming is necessary because several of our key programming partners purchase times in multiple radio markets.

Recent Events

During the year ended December 31, 2016, we completed or entered into the following transactions:

Debt

On December 30, 2016, we paid $5.0 million in principal on our term loan of $300.0 million (“Term Loan B”), and paid interest due as of that date. We recorded a $12,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $33,000 in bank loan fees associated with this principal prepayment.

On November 30, 2016, we paid $1.0 million in principal on our Term Loan B, and paid interest due as of that date. We recorded a $2,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $6,900 in bank loan fees associated with this principal prepayment.

On September 30, 2016, we paid $2.3 million in principal on our Term Loan B, of which $1.5 million was an early prepayment of principal, and paid interest due as of that date. We recorded a $3,900 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $14,000 in bank loan fees associated with this principal prepayment.

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

Equity

During the year ended December 31, 2016, our Board of Directors declared quarterly equity distributions to all stockholders of record of our Class A and Class B common stock as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Total Cash Distributed (in thousands)
December 7, 2016	December 19, 2016	December 31, 2016	$0.0650	$1,678
September 9, 2016	September 19, 2016	September 30, 2016	$0.0650	$1,679
June 2, 2016	June 16, 2016	June 30, 2016	$0.0650	$1,664
March 10, 2016	March 22, 2016	April 5, 2016	$0.0650	$1,657

The actual declaration of any future equity distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. The current policy of our Board of Directors is to review all relevant factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. Adjusted EBITDA is a non-GAAP financial measure defined in Item 6, Selected Financial Data included in this annual report on Form 10-K.

Broadcast Acquisitions

We acquired or entered agreements to acquire several FM Translators or FM Translator construction permits during the year. The FCC permits AM and FM radio stations to operate FM Translators. The FCC began an AM Revitalization program, or “AMR,” that included several initiatives intended to benefit AM broadcasters. One of these benefits, intended to promote the use of FM Translators by AM broadcasters, allows an AM station to relocate one FM translator up to 250 miles from its authorized site and operate the translator on any non-reserved band FM channel in the AM station’s market, subject to coverage and interference rules (“250 Mile Window”). On February 23, 2017, the FCC amended its rules to allow an AM station using a rebroadcasting FM translator to locate the FM translator anywhere within the AM station’s daytime service contour or anywhere within a 25-mile radius of the transmitter, even if the contour extends farther than 25 miles from the transmitter. This rule change, when it becomes effective, will be particularly useful for finding a location for these translators.

On January 29, 2016, the FCC opened a one-time only 250 Mile Window during which only Class C and Class D AM broadcast stations could participate. This window closed on July 28, 2016. A second window opened on July 29, 2016, allowing Class A and Class B AM broadcast stations to participate in addition to any Class C and Class D AM broadcast station that did not participate in the first 250 Mile Window. The second 250 Mile Window closed on October 31, 2016. During these filing windows, qualifying AM stations were able to apply for one new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the AM station’s AM signal to provide fill-in and/or nighttime service. The FM translator must rebroadcast the related AM station for at least four years, not counting any periods of silence.

Construction permits provide authority to construct new FM Translators or make changes in existing facilities. We believe that securing these FM Translators allows us to increase our listening audience by providing enhanced coverage and reach of our existing AM broadcasts that can be heard on FM or expand the listenership of FM HD channels with the potential to create new stations using the HD-2, HD-3 and HD-4 channel capacity.

Our broadcast acquisitions during the year ended December 31, 2016 include the following:

On December 31, 2016, we closed on the acquisition of an FM translator in Aurora, Florida for $50,000 in cash. The FM translator will be used by our WHIM-AM radio station in Miami, Florida.

On December 31, 2016, we closed on the acquisition of an FM translator in Port St. Lucie, Florida for $50,000 in cash. The FM translator will be used by our WLCC-AM radio station in Tampa, Florida.

On December 14, 2016, we closed on the acquisition of an FM translator in Rhinelander, Wisconsin for $50,000 in cash. The FM translator will be used by our WWTC-AM radio station in Minneapolis, Minnesota.

On December 8, 2016, we closed on the acquisition of an FM translator in Little Fish Lake Valley, California for $44,000 in cash. The FM translator will be used by our KFIA-AM radio station in Sacramento, California.

On December 1, 2016, we closed on the acquisition of an FM translator in Lake Placid, Florida for $35,000 in cash. The FM translator will be used by our WTLN-AM radio station in Orlando, Florida.

On November 22, 2016, we closed on the acquisition of two FM translator construction permits in Lahaina, Hawaii and Kihei, Hawaii for $110,000 in cash. The FM translators will be used by our KHNR-AM and KGU-AM radio stations in Honolulu, Hawaii.

On November 22, 2016, we closed on the acquisition of an FM translator in Crested Butte, Colorado for $38,500 in cash. The FM translator will be used by our KZNT-AM radio station in Colorado Springs, Colorado.

On November 21, 2016, we closed on the acquisition of an FM translator in Dansville, New York for $75,000 in cash. The FM translator will be used by our WMCA-AM radio station in New York, New York.

On November 21, 2016, we closed on the acquisition of an FM translator in Carbondale, Pennsylvania for $75,000 in cash. The FM translator will be used by our WPGP-AM radio station in Pittsburgh, Pennsylvania.

On November 11, 2016, we closed on the acquisition of an FM translator construction permit in Kingsville, Texas for $50,000 in cash. The FM translator will be used by our KNTH-AM radio station in Houston, Texas.

On November 7, 2016, we closed on the acquisition of an FM translator in Sebring, Florida for $77,000 in cash. The FM translator will be used by our WKAT-AM radio station in Miami, Florida.

On October 20, 2016, we closed on the acquisition of radio station KXFN-AM in St. Louis, Missouri for $190,000 in cash. The station was dark upon closing and launched in December 2016.

On October 20, 2016, we closed on the acquisition of three FM translator construction permits for $155,000 in cash. The FM translator construction permits were based in Angola, Indiana, Cofax, Indiana and Battle Creek, Michigan and will be used by WHK-AM and WHKW-AM, our radio stations in Cleveland, Ohio and WSDZ-AM our radio station in St. Louis, Missouri.

On October 19, 2016, we closed on the acquisition of an FM translator construction permit in Palm Coast, Florida for $65,000 in cash from a related party. The FM translator will be used by our WTWD-AM radio station in Tampa, Florida.

On October 12, 2016, we closed on the acquisition of an FM translator in Lake City, Florida for $65,000 in cash from a related party. The FM translator will be used by our WBZW-AM radio station in Orlando, Florida.

On June 24, 2016, we entered into a Local Marketing Agreement (“LMA”) to operate radio station KTRB-AM in San Francisco, California beginning on July 1, 2016. On December 15, 2016, we entered into a new LMA to operate this station with East Bay Broadcasting, LLC, a related party.

On June 20, 2016, we closed on the acquisition of an FM translator in the Columbus, Ohio market for $0.3 million in cash. The FM translator is used in our Columbus, Ohio market.

On June 10, 2016, we closed on the acquisition of an FM translator in Amherst, New York for $60,000 in cash. The FM translator is used in our Pittsburgh, Pennsylvania market.

On June 8, 2016, we closed on the acquisition of a construction permit for an FM translator construction permit in Charlotte, Michigan for $50,000 in cash. The FM translator will be used in our Detroit, Michigan market.

On June 3, 2016, we closed on the acquisition of a construction permit for an FM translator in Atwood, Kentucky for $88,000 in cash. The FM translator will be used in our Columbus, Ohio market.

On May 13, 2016, we closed on the acquisition of a construction permit for an FM translator in Kerrville, Texas for $50,000 in cash. The FM translator will be used in our Houston, Texas market.

On May 2, 2016, we closed on the acquisition of an FM translator in Lincoln, Maine for $100,000 in cash. The FM translator is used in our Boston, Massachusetts market.

On April 29, 2016, we closed on the acquisition of a construction permit for an FM translator in Emporia, Kansas for $25,000 in cash. The FM translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station.

Acquisitions — Digital Media

On December 1, 2016, we acquired ChristianConcertAlerts.com for $0.2 million, of which $0.1 million was paid in cash upon close and the remaining $50,000 is due in two installments within the next year.

On October 17, 2016, we purchased Historyonthenet.com and Authentichistory.com for $0.1 million in cash.

On September 13, 2016, we acquired Mike Turner’s line of investment products, including TurnerTrends.com, other domain names and related assets for $0.4 million in cash and the assumption of $0.1 million in deferred subscription liabilities. As part of the purchase agreement, we may pay up to an additional $0.1 million in contingent earn-out consideration over the next twelve months based on the achievement of certain revenue benchmarks.

On April 1, 2016, we acquired the Retirement Watch newsletter and websites for $0.1 million in cash and the assumption of $0.6 million in deferred subscription liabilities.

On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million, of which $2.7 million was paid in cash upon close and $1.3 million is due in deferred installments within one year from the closing date.

Throughout the year ended December 31, 2016, we acquired other domain names and assets associated within our digital media operating segment for approximately $3,000 in cash.

Acquisitions — Publishing

On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc. for $3.5 million and the assumption of $1.0 million in deferred revenue liabilities. We paid $3.3 million in cash upon close with the remaining $0.2 million due within 90 days upon the finalization of deferred revenue obligations.

Throughout the year ended December 31, 2016, we acquired other domain names and assets associated within our publishing operating segment for approximately $3,000 in cash.

A summary of our business acquisitions and asset purchases for the year ended December 31, 2016, none of which were individually or in the aggregate, material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
December 31, 2016	FM translator, Aurora, Florida (asset purchase)	$50
December 31, 2016	FM translator, Port St. Lucie, Florida (asset purchase)	50
December 14, 2016	FM translator, Rhinelander, Wisconsin (asset purchase)	50
December 8, 2016	FM translator, Little Fish Lake Valley, California (asset purchase)	44
December 1, 2016	FM translator, Lake Placid, Florida (asset purchase)	35
December 1, 2016	Christian Concerts Alerts, LLC (asset purchase)	150
November 22, 2016	FM translator construction permit, Kihei, Hawaii (asset purchase)	55
November 22, 2016	FM translator construction permit, Lahaina, Hawaii (asset purchase)	55
November 22, 2016	FM translator, Crested Butte, Colorado (asset purchase)	39
November 21, 2016	FM translator, Dansville, New York (asset purchase)	75
November 21, 2016	FM translator, Carbondale, Pennsylvania (asset purchase)	75
November 11, 2016	FM translator construction permit, Kingsville, Texas (asset purchase)	50
November 7, 2016	FM translator, Sebring, Florida (asset purchase)	77
October 20, 2016	KXFN-AM, St. Louis, Missouri (business acquisition)	190
October 20, 2016	FM translator construction permit, Angola, Indiana (asset purchase)	50
October 20, 2016	FM translator construction permit, Cofax, Indiana (asset purchase)	55
October 20, 2016	FM translator construction permit, Battle Creek, Michigan (asset purchase)	50
October 19, 2016	FM translator construction permit Palm Coast, Florida purchased from a related party (asset purchase)	65
October 17, 2016	Historyonthenet.com and Authentichistory.com (asset purchase)	85
October 12, 2016	FM translator Lake City, Florida purchased from a related party (asset purchase)	65
September 13, 2016	Mike Turner’s investment products and domain names (business acquisition)	416
August 1, 2016	Hillcrest Media Group, Inc. (business acquisition)	3,515
June 20, 2016	FM translator, Columbus, Ohio (asset purchase)	345
June 10, 2016	FM translator, Amherst, New York (asset purchase)	60
June 8, 2016	FM translator construction permit, Charlotte, Michigan (asset purchase)	50
June 3, 2016	FM translator construction permit, Atwood, Kentucky (asset purchase)	88
May 13, 2016	FM translator construction permit, Kerrville, Texas (asset purchase)	50
May 2, 2016	FM translator, Lincoln, Maine (asset purchase)	100
April 29, 2016	FM translator construction permit, Emporia, Kansas (asset purchase)	25
April 1, 2016	Retirement Watch (business acquisition)	100
March 8, 2016	King James Bible mobile applications (business acquisition)	4,000
Various	Purchases of other domain names and assets (asset purchases)	6
		$10,120

Refer to Note 4 - Acquisitions and Recent Transactions in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information and details related to our acquisition activity.

Divestitures

In November 2016, we entered an agreement with Word Broadcasting Network to transfer the operation of our Louisville radio stations (WFIA-AM; WFIA-FM; WGTK-AM) under a 24 month Time Brokerage Agreement (“TBA”) effective as of January 3, 2017. We received $0.5 million of cash from Word Broadcasting Network associated with an option for them to purchase these stations.

On September 1, 2016, we received $0.7 million in cash associated with a land easement granted in our South Carolina market.

On June 10, 2016, we received $2.5 million in cash from the National Park Service in exchange for its claim under eminent domain for our tower site in Miami, Florida. We recognized a pre-tax gain of $1.9 million from this claim and entered into a limited terms of use agreement with the National Park Service to broadcast from the tower site for the next twenty years for a nominal fee.

Pending Transaction(s)

We are programming radio station KHTE-FM, Little Rock, Arkansas, under a 36 month TBA that began on April 1, 2015. The TBA is extendable for up to 48 months. We have the option to acquire the station for $1.2 million in cash during the TBA period.

FM translators or FM translator construction permits purchase agreements pending as of the year-end December 31, 2016 include the following:

Date APA Entered	Permit or ID	Authorized Site - Current	Purchase Price	Escrow Deposits	Date Closed	Market
			(Dollars in thousands)
7/25/2016	K283CA	Festus, Missouri *	40	8	-	St. Louis, Missouri
7/26/2016	K294CP	Roseburg, Oregon *	45	9	3/01/2017	Portland, Oregon
7/26/2016	K276FZ	Eaglemount, Washington *	40	8	-	Portland, Oregon
8/25/2016	K278BH	Astoria, Oregon	33	7	1/16/2017	Seattle, Washington
9/22/2016	K260CG	Mohave Valley, Arizona*	20	2	1/6/2017	Phoenix, Arizona
10/07/2016	K279CM	Quartz Site, Arizona *	20	2	-	To be determined

* Indicates that the purchase is for an FM translator construction permit.

Radio Stations

We own and/or operate 118 radio stations in 40 markets, including 73 stations in 23 of the top 25 markets, consisting of 34 FM radio stations and 84 AM radio stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest commercial radio broadcaster in the United States as measured by number of radio stations overall and the third largest operator as measured by number of stations in the top 25 markets. We also program the Family Talk™ Christian-themed talk format station on SiriusXM Channel 131.

Our five main formats are (1) Christian Teaching and Talk, (2) News Talk, (3) Contemporary Christian Music, (4) Spanish Language Christian Teaching and Talk and (5) Business.

Christian Teaching and Talk. We currently program 40 of our radio stations in our foundational format, Christian Teaching and Talk, which is talk programming emphasizing Christian and family themes. Through this format, a listener can hear Bible teachings and sermons, as well as gain insight to questions related to daily life, such as raising children or religious legal rights in education and in the workplace. This format uses block programming time to offer a learning resource and a source of personal support for listeners. Listeners often contact our programmers to ask questions, obtain materials on a subject matter or receive study guides based on what they have learned on the radio.

Block Programming. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. Historically, more than 95% of these religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average more than 30 years on-air. Over the last five years, block programming revenue has generated 40% to 43% of our total net broadcast revenue.

Satellite Radio. We program SiriusXM Channel 131, the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

News Talk. We currently program 32 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by SRN to radio stations throughout the United States. Syndication of our programs allows Salem to reach audiences in markets in which we do not own or operate radio stations.

Contemporary Christian Music. We currently program 13 radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format, branded “Safe for the Whole Family®”, features sounds that listeners of all ages can enjoy and lyrics that can be appreciated. The CCM genre continues to be popular. We believe that the listener base for CCM is underserved in terms of radio coverage, particularly in larger markets, and that our stations fill an otherwise void area in listener choices.

Spanish Language Christian Teaching and Talk. We currently program eight of our radio stations in a Spanish Language Christian Teaching and Talk format. This format is similar to our core Christian Teaching and Talk format in that it broadcasts biblical and family-themed programming, but the programming is specifically tailored for Spanish-speaking audiences. Additionally, block programming on our Spanish Language Christian Teaching and Talk stations is primarily local while Christian Teaching and Talk stations are primarily national.

Business. We currently program 13 of our radio stations in a business format. Our business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format in that it features long-form block programming.

The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA		Station	Year
Market(1)	Rank(2)		Call Letters	Acquired	Format
New York, NY	1, 19	(3)	WMCA-AM	1989	Christian Teaching and Talk
			WNYM-AM	1994	News Talk
Los Angeles, CA	2		KKLA-FM	1985	Christian Teaching and Talk
			KRLA-AM	1998	News Talk
			KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3		WYLL-AM	2001	Christian Teaching and Talk
			WIND-AM	2005	News Talk
San Francisco, CA	4, 35	(4)	KFAX-AM	1984	Christian Teaching and Talk
			KDOW-AM	2001	Business
			KTRB-AM	LMA	News Talk
Dallas-Fort Worth, TX	5		KLTY-FM	1996	Contemporary Christian Music
			KWRD-FM	2000	Christian Teaching and Talk
			KSKY-AM	2000	News Talk
			KTNO-AM	2012	Spanish Language Christian Teaching and Talk
			KEXB-AM	2015	Business
Houston-Galveston, TX	6		KNTH-AM	1995	News Talk
			KKHT-FM	2005	Christian Teaching and Talk
			KTEK-AM	2011	Business
Washington, D.C.	7		WAVA-FM	1992	Christian Teaching and Talk
			WAVA-AM	2000	Christian Teaching and Talk
			WWRC-AM	2010	News Talk
Atlanta, GA	8		WNIV-AM	2000	Christian Teaching and Talk
			WLTA-AM	2000	Christian Teaching and Talk
			WAFS-AM	2000	Business
			WFSH-FM	2000	Contemporary Christian Music
			WGKA-AM	2004	News Talk
			WDWD-AM	2015	Christian Teaching and Talk
Philadelphia, PA	9		WFIL-AM	1993	Christian Teaching and Talk
			WNTP-AM	1994	News Talk
Boston, MA	10		WEZE-AM	1997	Christian Teaching and Talk
			WROL-AM	2001	Christian Teaching and Talk
			WWDJ-AM	2003	Spanish Language Christian Teaching and Talk
			WBIX-AM	2015	Business
Miami, FL	11		WKAT-AM	2005	Spanish Language Christian Teaching and Talk
			WHIM-AM	2008	Christian Teaching and Talk
			WZAB-AM	2009	Business
			WOCN-AM	2014	Operated by a third party under a TBA

Detroit, MI	12	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	News Talk
		KNTS-AM (5)	1997	Spanish Language Christian Teaching and Talk
		KKOL-AM	1997	Business
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
		KXXT-AM	2014	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KDIZ-AM	1998	Other
		WWTC-AM	2001	News Talk
		KYCR-AM	2015	Business
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Denver-Boulder, CO	17	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (6)	1999	Spanish Language Christian Teaching and Talk
		KDMT-AM	2015	Business
Tampa, FL	18	WTWD-AM (7)	2000	Christian Teaching and Talk
		WTBN-AM (7)	2001	Christian Teaching and Talk
		WLCC-AM	2012	Spanish Language Christian Teaching and Talk
		WGUL-AM	2005	News Talk
		WWMI-AM	2015	Business
St. Louis, MO	21	WSDZ-AM	2015	News Talk
		KXFN-AM	2016	Other
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
		KDZR-AM	2015	News Talk
Riverside-San Bernardino, CA	24	KTIE-AM	2001	News Talk
San Antonio, TX	25	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
		KRDY-AM	2014	Spanish Language Christian Teaching and Talk
Pittsburgh, PA	26	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
		WPGP-AM	2015	News Talk
Sacramento, CA	27	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
Orlando, FL	31	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WBZW-AM	2006	Business
		WDYZ-AM	2015	Spanish Christian Teaching and Talk
Cleveland, OH	32	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Columbus, OH	36	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM	2013	News Talk
Nashville, TN	42	WBOZ-FM (8)	2000	Contemporary Christian Music
		WFFH-FM (8)	2002	Contemporary Christian Music
		WFFI-FM (8)	2002	Contemporary Christian Music

Louisville, KY	54	WFIA-FM	1999	Operated by a third party under a TBA
		WGTK-AM	2000	Operated by a third party under a TBA
		WFIA-AM	2001	Operated by a third party under a TBA
Greenville, SC	58	WGTK-FM	2013	News Talk
		WRTH-FM	2014	Classic Hits
		WLTE-FM	2014	Classic Hits
Honolulu, HI	62	KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Business
		KHCM-AM	2000	Operated by a third party under a TBA
		KHCM-FM	2004	Country Music
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
		KHNR-AM	2006	News Talk
Omaha, NE	72	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM	2005	News Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	73	WLSS-AM	2005	News Talk
Little Rock, AR	85	KDIS-FM	2014	Christian Teaching and Talk
		KKSP-FM	2015	Contemporary Christian Music
		KHTE-FM	LMA	News Talk
Colorado Springs, CO	89	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	119	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	129	WHKZ-AM	2001	Christian Teaching and Talk
Warrenton, VA		WRCW-AM	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)	All metropolitan statistical area (“MSA”) rank information used in this annual report on Form 10-K, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2016 Radio Market Survey Schedule & Population Rankings published by Nielsen. According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2016 by Nielsen Demographics.
(3)	This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 19.
(4)	This market includes the San Jose, CA market, which independently has an MSA rank of 35.

(5)	KNTS(AM) is an expanded band AM station paired with KLFE(AM). The licenses for these stations include a condition that the most recent license renewal was granted subject to the resolution of AM expanded band dual operating authority issues in MB Docket No. 07-294.
(6)	KBJD(AM) is an expanded band AM station paired with KRKS(AM). The licenses for these stations include a condition that the most recent license renewal was granted subject to the resolution of AM expanded band dual operating authority issues in MB Docket No. 07-294.
(7)	WTBN-AM is simulcast with WTWD-AM, Tampa, FL.
(8)	WBOZ-FM is trimulcast with WFFH-FM, Nashville, TN and WFFI-FM, Nashville, TN.

Revenues generated from each of our radio stations, networks, e-commerce sites for on-air host materials, advertising firms and radio station websites, including banner and digital advertisements are reported as broadcast revenue in our consolidated financial statements included in Item 8 of this annual report on Form 10-K. Our broadcasting revenue includes radio advertising or spot revenue, programming revenue, e-commerce sales of content created by our on-air hosts, event revenue, digital revenue from station websites and email blasts, and network advertising revenue. The principal source of our network revenue is from the sale of advertising time. Our e-commerce sites that generate broadcast revenues include the following:

•	SRNStore.com
•	Salem Consumer Products

Advertising Revenue. We recognize advertising and commission revenue from radio stations as the spots air or are delivered. For the year ended December 31, 2016, we derived 31.7% of our net broadcast revenue, or $64.0 million, from the sale of local spot advertising and 6.6% of our net broadcast revenue, or $13.4 million, from the sale of national spot advertising.

Programming Revenue. We recognize programming revenue as the programs air. For the year ended December 31, 2016, we derived 24.4% and 18.3% of our net broadcast revenue, or $49.3 million and $37.0 million, respectively, from the sale of national and local block programming time, respectively. We derive national program revenue primarily from geographically diverse, well-established non-profit religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 12 1/2, 25 or 50-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who purchase daily releases. We believe that our management team is successful in identifying and assisting quality local programs expand into national syndication.

Network Revenue. SRN’s net revenue, including commission revenue for SMR, for the year ended December 31, 2016 was $17.7 million, or 8.8% of net broadcast revenue.

Digital Media

Our digital media-based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Revenue generated from our digital media operating segment includes advertising arrangements based on cost-per-click or performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, purchasing or demonstrating an interest in our advertisers' products or services. We also generate revenue from digital subscriptions, streaming, downloads and product sales through our church product sites. Revenue is recognized upon digital delivery or page views, downloads and upon shipment of products. Revenue from this operating segment is reported as Digital Media revenue on our consolidated statements of operations included in Item 8 of this annual report on Form 10-K.

We own and operate numerous websites including:

Salem Web Network™ Christian Content Websites:

OnePlace.com™ is a leading provider of on-demand, online audio streaming for nearly 200 radio programs from more than 185 popular Christian broadcast ministries. Oneplace.com serves as both a complement to and an extension of our block programming radio business.

Christianity.com offers engaging articles and video focused on exploring the deeper, theological issues and apologetics of the Christian faith. It is also a leading provider of online Bible trivia games.

Crosswalk.com® offers compelling, editorial-driven, biblically-based, lifestyle and devotional content to Christians who take seriously their relationship with Christ.

GodTube.com is a video viewing platform for Christian videos with faith-based, family-friendly content.

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

CCMmagazine.com provides information and insight on Christian music.

ChristianHeadlines.com reports the news of importance to the Christian audience with a headlines blog, Christian worldview commentary, and features on events from the worldwide Christian Church.

Townhall Media — Conservative Opinion Websites:

Townhall.com™ is an interactive community that brings users, conservative public policy organizations, congressional staff and political activists together under the broad umbrella of conservative thoughts, ideas and actions.

HotAir.com is a leading news and commentary site with conservative news and opinions.

Twitchy.com is a website featuring selected quotes and current events centered on U.S. politics, global news, sports, entertainment, media, and breaking news.

RedState.com is the leading conservative, political news blog for right of center activists.

Human Events.com is a conservative opinion website that provides news and commentary on issues of interest to the conservative community.

BearingArms.com is a clearinghouse for news and resources on Second Amendment issues, gun control, self-defense and firearms.

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

Digital Financial Websites and Publications

Our digital platform includes the following investing websites and publications:

Eagle Financial Publications provides market analysis and investment strategies for individual subscribers to newsletters from investor commentators.

www.DividendInvestor.com offers stock screening tools and dividend information for individual subscribers to obtain dividend information and data.

Digital Mobile Applications

Our digital mobile applications, available in iOS and/or Android platforms, provide another means by which our content is available to our audiences. Our mobile applications include the following:

•	Daily Bible
•	Daily Bible Devotion
•	Twitchy
•	HotAir
•	Townhall
•	OnePlace
•	Red State
•	Bible Study Tools
•	Bible Quotes
•	Bible Trivia
•	iBelieve
•	Spanish Bible

E-Commerce Websites

Salem Church Products are websites that offer resources for churches and ministries in the areas of church media, worship, children’s and youth ministry, preaching and teaching and employment.

Eagle Wellness – Newport Natural Health (“NNH”) is an e-commerce website that offers health advice and nutritional products. NNH provides insightful health advice and is a trusted source of high quality nutritional supplements from Leigh Erin Connealy, MD, who is the medical director of one of the largest medical practices in the country where she practices integrative medicine.

Publishing

Our publishing operating segment is comprised of three businesses: (1) book publishing, (2) self-publishing services and (3) print and digital magazines.

Regnery Publishing, with nearly a 70-year history, is one of the nation's leading publishers of conservative books. Having published many of the seminal works of the early conservative movement, Regnery today continues as a leading publisher in the conservative space, with leading authors including Ann Coulter, Dinesh D'Souza, Newt Gingrich, David Limbaugh, Ed Klein and Mark Steyn.

Salem's book publishing business also includes Salem Author Services, comprised of Xulon Press™ and Hillcrest Media, which offer print-on-demand self-publishing services for authors. Xulon Press™ publishes books for Christian authors while Hillcrest Media publishes books for all general market genres.

Salem PublishingTM, our print magazine division, publishes magazines on a monthly or semi-monthly basis.  Content from our print magazines is also available on branded websites designed for each publication.

Our publications include the following Christian publications:

•	Singing News®
•	Homecoming® The Magazine
•	YouthWorker Journal™
•	Preaching Magazine™
•	FaithTalk Magazine™

COMPETITION

We operate in a highly competitive broadcast and media business. We compete for audiences, advertisers and programmers with other radio broadcasters, broadcast and cable television operators, newspapers and magazines, book publishers, national and local digital services, outdoor advertising, direct mail, online marketing and media companies, social media platforms, web-based blogs, and mobile devices.

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

We compete for advertising revenue with other commercial religious format stations as well as general format radio stations. Our competition for advertising dollars includes other radio stations as well as broadcast television, cable television, newspapers, magazines, direct mail, online and billboard advertising, some of which may be controlled by horizontally integrated companies. Several factors can materially affect competitive advantage, including, but not limited to audience ratings, program content, management talent and expertise, sales talent and experience, audience characteristics, signal strength, and the number and characteristics of other radio stations in the same market.

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

New Methods of Content Delivery. Competition also comes from new media technologies and services. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile devices including smart phone applications for iPhone® and Android®, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, satellite delivered digital audio radio, which delivers multiple audio programming formats to national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including Internet acquisitions made by SWN and our exclusive arrangement to provide Christian and family-themed talk on SiriusXM, a satellite digital audio radio service.

NETWORK. SRN competes with other commercial radio networks that offer news and talk programming to religious and general format stations and noncommercial networks that offer Christian music formats. SRN also competes with other radio networks for the services of talk show personalities.

DIGITAL MEDIA. Salem Web Network™ and Townhall Media compete for visitors and advertisers with other companies that deliver online audio programming and Christian and conservative web-based content as well as providers of general market websites. The online media and distribution business changes quickly and is highly competitive. We compete to attract and maintain interactions with advertisers, consumers, content creators and web publishers. Salem Church Products competes for customers with other online sites that offer resources useful in ministries, preaching, teaching and for employment within the Christian community. Our wellness products compete in a large, highly fragmented industry that includes specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, other online retailers and pharmaceuticals.

PUBLISHING. Regnery Publishing competes with other book publishers for readers and book sales as well as competes for product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, digital availability of published products, and timely delivery of products to customers. Print magazines compete for readers and advertisers with other print publications, including those that also address themes of interest to church leadership and the Christian audience. Salem Author Services, comprised of Xulon Press™ and Hillcrest Media competes for authors with other on-demand publishers including those focused exclusively on Christian book publishers.

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

The following table sets forth information with respect to each of our radio stations for which we hold the license. Stations that we operate under an LMA or TBA are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the Effective Radiated Power (“ERP”) of the radio station’s antenna and the Height Above Average Terrain (“HAAT”) of the radio station’s antenna.

Market(1)	Station Call Letters	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
New York, NY	WMCA-AM	570	June 2022	B	N/A	5 / 5
	WNYM-AM	970	June 2022	B	N/A	50 / 5
Los Angeles, CA	KKLA-FM	99.5	December 2021	B	2,959	10
	KRLA-AM	870	December 2021	B	N/A	50 / 3
	KFSH-FM	95.9	December 2021	A	328	6
Chicago, IL	WYLL-AM	1160	December 2020	B	N/A	50 / 50
	WIND-AM	560	December 2020	B	N/A	5 / 5
San Francisco, CA	KFAX-AM	1100	December 2021	B	N/A	50 / 50
	KDOW-AM	1220	December 2021	D	N/A	5 / 0.145
Dallas-Fort Worth, TX	KLTY-FM	94.9	August 2021	C	1,667	100
	KWRD-FM	100.7	August 2021	C	1,988	98
	KSKY-AM	660	August 2021	B	N/A	20 / 0.7
	KTNO-AM	1440	August 2021	B	N/A	50 / 0.35
	KEXB-AM	620	August 2021	B	N/A	5 / 4.5
Houston-Galveston, TX	KNTH-AM	1070	August 2021	B	N/A	10 / 5
	KKHT-FM	100.7	August 2021	C	1,952	100
	KTEK-AM	1110	August 2021	D	N/A	2.5
Washington, D.C.	WAVA-FM	105.1	October 2019	B	604	74
	WAVA-AM	780	October 2019	D	N/A	12
	WWRC-AM	1260	October 2019	B	N/A	35 / 5
Atlanta, GA	WNIV-AM	970	April 2020	D	N/A	5 / 0.039
	WLTA-AM	1400	April 2020	C	N/A	1 / 1
	WAFS-AM	1190	April 2020	D	N/A	25
	WFSH-FM	104.7	April 2020	C1	1,657	24
	WGKA-AM	920	April 2020	B	N/A	14 / 049
	WDWD-AM	590	April 2020	B	N/A	12 / 4.5
Philadelphia, PA	WFIL-AM	560	August 2022	B	N/A	5 / 5
	WNTP-AM	990	August 2022	B	N/A	50 / 10
Boston, MA	WEZE-AM	590	April 2022	B	N/A	5 / 5
	WROL-AM	950	April 2022	B	N/A	5 / 0.09
	WWDJ-AM	1150	April 2022	B	N/A	5 / 5
	WBIX-AM	1260	April 2022	B	N/A	5 / 5
Miami, FL	WKAT-AM	1360	February 2020	B	N/A	5 / 1
	WHIM-AM	1080	February 2020	B	N/A	50 / 10
	WZAB-AM	880	February 2020	B	N/A	4 / 5
	WOCN-AM	1450	February 2020	B	N/A	1 / 1
Detroit, MI	WDTK-AM	1400	October 2020	C	N/A	1 / 1
	WLQV-AM	1500	October 2020	B	N/A	50 / 10
Seattle-Tacoma, WA	KGNW-AM	820	February 2022	B	N/A	50 / 5
	KLFE-AM	1590	February 2022	B	N/A	20 / 5
	KNTS-AM	1680	February 2022	B	N/A	10 / 1
	KKOL-AM	1300	February 2022	B	N/A	50 / 47
Phoenix, AZ	KKNT-AM	960	October 2021	B	N/A	5 / 5
	KPXQ-AM	1360	October 2021	B	N/A	50 / 1
	KXXT-AM	1010	October 2021	B	N/A	15 / 0.25
Minneapolis-St. Paul, MN	KKMS-AM	980	April 2021	B	N/A	5 / 5
	KDIZ-AM	1570	April 2021	B	N/A	3.8 / 0.23
	WWTC-AM	1280	April 2021	B	N/A	5 / 5
	KYCR-AM	1440	April 2021	B	N/A	5 / 0.5
San Diego, CA	KPRZ-AM	1210	December 2021	B	N/A	20 / 10
	KCBQ-AM	1170	December 2021	B	N/A	50 / 2.9
Denver-Boulder, CO	KRKS-FM	94.7	April 2021	C	984	100
	KRKS-AM	900	April 2021	B	N/A	6.5 / 0.39
	KNUS-AM	710	April 2021	B	N/A	5 / 5
	KBJD-AM	1650	April 2021	B	N/A	10 / 1
	KDMT-AM	1690	April 2021	B	N/A	10 / 1
Tampa, FL	WTWD-AM	910	February 2020	B	N/A	5 / 5
	WTBN-AM	570	February 2020	B	N/A	5 / 5
	WLCC-AM	760	February 2020	B	N/A	10 / 1
	WGUL-AM	860	February 2020	B	N/A	5 / 1.5
	WWMI-AM	1380	February 2020	B	N/A	9.8 / 6.5
St. Louis, MO	WSDZ-AM	1260	December 2020	B	N/A	20 / 5
	KXFN-AM	1380	December 2021	B	N/A	5 / 1

Portland, OR	KPDQ-FM	93.9	February 2022	C1	1,270	52
	KPDQ-AM	800	February 2022	B	N/A	1 / 0.5
	KFIS-FM	104.1	February 2022	C2	1,266	6.9
	KRYP-FM	93.1	February 2022	C3	1,270	1.6
	KDZR-AM	1640	February 2022	B	N/A	10 / 1
Riverside-San Bernardino, CA	KTIE-AM	590	December 2021	B	N/A	2.5 / 0.96
San Antonio, TX	KSLR-AM	630	August 2021	B	N/A	5 / 4.3
	KLUP-AM	930	August 2021	B	N/A	5 / 1
	KRDY-AM	1160	August 2021	B	N/A	10 / 1
Pittsburgh, PA	WORD-FM	101.5	August 2022	B	528	43
	WPIT-AM	730	August 2022	D	N/A	5 / 0.024
	WPGP-AM	1250	August 2022	B	N/A	5 / 5
Sacramento, CA	KFIA-AM	710	December 2021	B	N/A	25 / 1
	KTKZ-AM	1380	December 2021	B	N/A	5 / 5
	KSAC-FM	105.5	December 2021	B1	1,010	2.55
	KKFS-FM	103.9	December 2021	A	328	6
Orlando, FL	WORL-AM	660	February 2020	B	N/A	3.5 / 1
	WTLN-AM	950	February 2020	B	N/A	12 / 5
	WBZW-AM	1520	February 2020	B	N/A	5 / 0.35
	WDYZ-AM	990	February 2020	B	N/A	50 / 14
Cleveland, OH	WHKW-AM	1220	October 2020	B	N/A	50 / 50
	WFHM-FM	95.5	October 2020	B	620	31
	WHK-AM	1420	October 2020	B	N/A	5 / 5
Columbus, OH	WRFD-AM	880	October 2020	D	N/A	23
	WTOH-FM	98.9	October 2020	A	505	2.6
Nashville, TN	WBOZ-FM	104.9	August 2020	A	328	6
	WFFH-FM	94.1	August 2020	A	453	3.2
	WFFI-FM	93.7	August 2020	A	755	1.15
Louisville, KY	WFIA-FM	94.7	August 2020	A	394	3.3
	WGTK-AM	970	August 2020	B	N/A	5 / 5
	WFIA-AM	900	August 2020	D	N/A	0.93 / 0.162
Greenville, SC	WGTK-FM	94.5	December 2019	0	1,489	100
	WRTH-FM	103.3	December 2019	0	495	2.7
	WLTE-FM	95.9	December 2019	A	233	6
Honolulu, HI	KHNR-AM	690	February 2022	B	N/A	10 / 10
	KAIM-FM	95.5	February 2022	C	1,854	100
	KGU-AM	760	February 2022	B	N/A	10 / 10
	KHCM-FM	97.5	February 2022	C1	46	80
	KHCM-AM	880	February 2022	B	N/A	2 / 2
	KGU-FM	99.5	February 2022	C	1,965	100
	KKOL-FM	107.9	February 2022	C	1,965	100
Omaha, NE	KGBI-FM	100.7	June 2021	C0	1,014	100
	KOTK-AM	1420	June 2021	B	N/A	1 / 0.33
	KCRO-AM	660	June 2021	D	N/A	1 / 0.054
Sarasota-Bradenton, FL	WLSS-AM	930	February 2020	B	N/A	5 / 3
Little Rock, AR	KDIS-FM	99.5	June 2020	0	312	6
	KKSP-FM	93.3	June 2020	0	698	22
Colorado Springs, CO	KGFT-FM	100.7	April 2021	C	2,218	78
	KBIQ-FM	102.7	April 2021	C	2,280	72
	KZNT-AM	1460	April 2021	B	N/A	5 / 0.54
Oxnard-Ventura, CA	KDAR-FM	98.3	December 2021	B1	1,289	1.5
Youngstown-Warren, OH	WHKZ-AM	1440	October 2020	B	N/A	5 / 5
Warrenton, Virginia	WRCW-AM	1250	October 2019	D	N/A	3 / 0.125

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

The following table sets forth information with respect to each of our radio stations FM translators for which we are the licensee and/or operate.

	Station	Operating	Expiration	FCC	Height Above Average	Power (in Kilowatts)	Power (in Kilowatts)
Market	Call Letters	Frequency	Date of License	Class	Terrain (in feet)	Day	Night
Boston	WROL / W262CV	100.3	February 2017	D	164	0.05	0.05
Cleveland	WHK / W260CY	99.9	April 2017	D	164	0.099	0.099
Cleveland	WHKW / W262CY	100.3	April 2017	D	731	0.25	0.25
Colorado Springs	KZNT / K266CK	101.1	March 2019	D	731	0.15	0.15
Colorado Springs	KZNT / K266CK	101.1	May 2017	D	-191	0.15	0.15
Columbus	WRFD / W283CL	104.5	October 2020	D	-191	0.099	0.099
Columbus	WTOH / W240CX	95.9	October 2020	D	545	0.099	0.099
Dallas-Ft. Worth	KTNO / K273BJ	102.5	August 2021	D	696	0.08	0.08
Detroit	WDTK / W268CN	101.5	October 2020	D	434	0.085	0.085
Detroit	WLQV / W224CC	92.7	October 2020	D	914	0.25	0.25
Greenville	WGTK / W245CH	96.9	December 2019	D	923	0.125	0.125
Greenville	WGTK / W275BJ	102.9	December 2019	D	1,364	0.099	0.099
Honolulu	KGU / K236CR	95.1	December 2016	D	1,390	0.25	0.25
Honolulu	KHNR / K239CD	94.3	March 2017	D	204	0.05	0.05
Houston	KNTH / K277DE	103.3	June 2017	D	204	0.099	0.099
Houston	KTEK / K241CM	96.1	January 2017	D	514	0.25	0.25
Louisville	WJIE / W297BV	1007.3	August 2020	D	542	0.15	0.15
Miami	WHIM / W298AM	97.7	October 2019	D	286	0.15	0.15
Miami	WKAT / W272DS	102.3	August 2019	D	603	0.099	0.099
Miami	WOCN / W270CV	101.9	February 2019	D	603	0.099	0.099
Minneapolis	WWTC / K298CO	107.5	November 2019	D	N/A	0.08	0.08
Minneapolis	WWTC / K298CO	107.5	July 2017	D	176	0.085	0.085
New York	WMCA / W272DX	102.3	November 2019	D	176	0.25	0.25
Omaha	KCRO / K293CJ	106.5	June 2021	D	585	0.125	0.125
Omaha	KOTK / K233CO	94.5	June 2021	D	462	0.099	0.099
Orlando	WDYZ / W268CT	101.5	October 2019	D	315	0.25	0.25
Orlando	WORL / W288CJ	105.5	May 2019	D	323	0.05	0.05
Orlando	WTLN / W235CR	94.9	August 2019	D	439	0.099	0.099
Orlando	WORL / W288CJ	105.5	February 2020	D	434	0.25	0.25
Orlando	WTLN / W235CJ	94.9	February 2020	D	439	0.15	0.15
Orlando	WTLN / W235CR	94.9	February 2020	D	434	0.15	0.15
Pittsburgh	WPGP / W233CS	92.5	August 2019	D	434	0.099	0.099
Pittsburgh	WPIT / W243BW	96.5	March 2019	D	N/A	0.099	0.099
Pittsburgh	WPIT / W243BW	96.5	June 2022	D	528	0.08	0.08
Pittsburgh	WPIT / W243BW	96.5	May 2017	D	528	0.085	0.085
Portland	KDZR / K232FM	96.7	TBD	D	528	0.25	0.25
Portland	KPDQ / K294CP	106.3	TBD	D	1,307	0.125	0.125
Sacramento	KFIA / K245AR	105.7	TBD	D	1,307	0.099	0.099
San Diego	KCBQ / K260CG	96.1	August 2017	D	291	0.25	0.25
San Diego	KPRZ / K279CM	106.1	TBD	D	1,760	0.05	0.05
Seattle	KGNW / K281CQ	104.1	September 2019	D	846	0.099	0.099
Seattle	KGNW / K281CQ	104.1	February 2022	D	1,248	0.25	0.25
St. Louis	KXFN / K283CA	95.9	TBD	D	1,248	0.15	0.15
St. Louis	WSDZ / K236CS	96.7	June 2017	D	501	0.15	0.15
Tampa	WLCC / W282CI	104.3	August 2019	D	501	0.099	0.099
Tampa	WTWD / W271CY	102.1	April 2017	D	417	0.099	0.099
Tampa/Sarasota	WLSS / W229BR	93.7	February 2020	D	271	0.08	0.08
Tampa/Sarasota	WLSS / W276CR	103.1	February 2020	D	212	0.085	0.085

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

Under the Communications Act, a broadcast license may not be granted to or held by a corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, there are limitations on the licensee of a broadcast license, that is held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. We therefore may be restricted from having more than one-fourth of our stock owned or voted by aliens, foreign governments or non-U.S. corporations, although the FCC has recently adopted streamlined waiver procedures for requests to exceed the statutory limits.

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

Our current ownership of radio broadcast stations complies with the FCC’s multiple ownership rules; however, these rules may limit the number of additional stations that we may acquire in the future in certain of our markets and could limit the potential buyers of any stations we may attempt to sell. The FCC is also required by the Communications Act to review its broadcast ownership rules every four years. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 quadrennial review of its media ownership rules with the issuance of a Notice of Inquiry (“NOI”). The NOI was intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on proposed rule changes in connection with the 2010 quadrennial review. In March 2014, the FCC issued a Further Notice of Proposed Rulemaking (“FNPRM”) seeking comment on specific proposed changes to its ownership rules in connection with the 2010 and 2014 quadrennial reviews of the broadcast ownership rules and consolidated its 2010 quadrennial review with the 2014 quadrennial review of the ownership rules. On August 25, 2016, the FCC released a Second Report and Order to close the 2010 and 2014 Quadrennial Review proceedings. The FCC decided to retain its local radio ownership rules without modification. The FCC, however, recently filed a motion requesting that the Third Circuit Court of Appeals hold in abeyance the consolidated cases pending before it in connection with the broadcast ownership rules, because it intends to act on a Petition for Reconsideration of the Second Report and Order, which could result in changes to the local radio ownership rules. We can make no determination as to what effect, if any, any such rule changes will have on us.

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

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable,” or cognizable, interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner, member, or stockholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC’s ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as an “owner” of the radio station, television station or daily newspaper in question, and therefore subject to the FCC’s ownership rules. On December 22, 2011, the FCC issued an NPRM to seek comment on specific proposed changes to its ownership rules. In the NPRM, the FCC tentatively concluded to maintain its local radio ownership rules largely intact. Comments and Reply Comments have been received by the FCC in connection with the NPRM (2010 quadrennial review). In March 2014, the FCC issued an FNPRM seeking comment on specific proposed changes to its ownership rules in connection with the 2010 and 2014 quadrennial reviews of the broadcast ownership rules. On August 25, 2016, the FCC released a Second Report and Order to close the 2010 and 2014 Quadrennial Review proceedings. In the Second Report and Order, the FCC readopted its Television Joint Sales Agreement (JSA) Attribution Rule adopted in the Report and Order in this proceeding, which makes certain television JSAs attributable. No other changes were made to the attribution rules.

Proposed Changes. As noted above, in May 2010, the FCC formally initiated its 2010 quadrennial review of its media ownership rules with the issuance of a NOI. The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. On December 22, 2011, the FCC issued an NPRM in the 2010 quadrennial review to seek comment on specific proposed changes to its ownership rules. In the 2010 quadrennial review NPRM, the FCC tentatively concluded to maintain its local radio ownership rules largely intact. Comments and Reply Comments were received by the FCC in connection with the NPRM. In March 2014, the FCC issued an FNPRM seeking comment on specific proposed changes to its ownership rules in connection with the 2010 and 2014 quadrennial reviews of the broadcast ownership rules and consolidated its 2010 quadrennial review with the 2014 quadrennial review of the ownership rules. On August 25, 2016, the FCC released a Second Report and Order to close the 2010 and 2014 Quadrennial Review proceedings. The FCC decided to retain its local radio ownership rules without modification. The FCC, however, recently filed a motion requesting that the Third Circuit Court of Appeals hold in abeyance the consolidated cases pending before it in connection with the broadcast ownership rules, because it intends to act on a Petition for Reconsideration of the Second Report and Order, which could result in changes to the local radio ownership rules. We can make no determination as to what effect, if any, such changes might have on us.

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

We can provide no assurances that our acquisition strategy will not be adversely affected in any material respect by antitrust reviews.

GEOGRAPHIC FINANCIAL INFORMATION

Our advertisers and programmers are based in various locations throughout the United States. While no one customer or programmer accounts for 10% or more of our revenues, individually or in the aggregate, our broadcast operating segment is particularly dependent on advertising revenue generated from our Los Angeles and Dallas broadcast markets. Our Los Angeles radio stations generated 15.1% of our total net broadcasting advertising revenue for the year ended December 31, 2016, 14.7% of our total net broadcasting advertising revenue for the year ended December 31, 2015 and 14.3% for the year ended December 31, 2014. Our Dallas radio stations generated 20.8% of our total net broadcasting advertising revenue for the year ended December 31, 2016, 24.5% of our total net broadcasting advertising revenue for the year ended December 31, 2015 and 24.0% for the year ended December 31, 2014.

Because substantial portions of our broadcast advertising revenues are derived from our Los Angeles and Dallas markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns in these areas.

EMPLOYEES

As of February 2, 2017, we employed 1,590 employees of which 1,214 are full time and 376 are part time. These employees consist of 1,153 employees in radio broadcasting, 181 employees in digital media entities, 136 employees in publishing, and 120 corporate employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

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

We are controlled by a few controlling stockholders who exercise control over most matters submitted to a stockholder vote and may have interests that differ from other security holders. Therefore, they may take actions that are not in the interests of other security holders.

As of December 31, 2016, Edward G. Atsinger III (Chief Executive Officer), Stuart W. Epperson (Chairman), Nancy A. Epperson (wife of Chairman) and Edward C. Atsinger (son of Chief Executive Officer) controlled approximately 83.8% in aggregate of the voting power of our capital stock including all of the outstanding shares of our Class B Common Stock, each share of which is entitled to ten votes on matters subject to a stockholder vote. Thus, these four stockholders have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of our other security holders in a material manner.

RISKS ASSOCIATED WITH BUSINESS OPERATIONS

ECONOMIC CONDITIONS

We may be adversely and acutely affected by deteriorating economic conditions.

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which are often accompanied by a decrease in advertising. A decline in the level of business activity of our advertisers could have an adverse effect on our revenues and profit margins. During economic slowdowns in the United States, many advertisers have reduced their advertising expenditures. While the precise impact of economic slowdowns on our business is difficult to predict, our exposure to several risks increases with a slowing economy or a recession, including but not limited to:

•	Increasing pressure to sell advertising and block programming time at discounted rates;
•	Increases in the length of time to collect receivables and higher risks that accounts become uncollectible as our customers face tight credit markets;

•	Reductions in donations to ministries, which could negatively impact their ability to purchase and pay for block programming time;
•	We may be unable to find suitable replacements for ministries which can no longer purchase and pay for block programming;

•	Limitations on our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements;
•	Limitations on our ability to pursue projects that could have been economically beneficial; and
•	Impairment losses on the value of our indefinite-lived intangible assets including FCC broadcast licenses, goodwill, and mastheads and impairment losses on other long-lived assets.

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

REPUTATION

Damage to our reputation could damage our businesses and our relationship with advertisers and block programmers.

Maintaining a positive reputation is critical to our ability to attract and maintain relationships with advertisers, block programmers and our audience. As a company that focuses on, among other things, Christian and family-themed content, in particular, damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory action, failure to deliver minimum standards of service and quality, compliance failures and unethical behavior. Negative publicity regarding us, whether or not true, may also result in harm to our business prospects.

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

KEY EMPLOYEES

Our business is dependent upon the performance of key employees, on-air talent and program hosts, as well as our ability to attract new employees.

Our business is dependent upon the performance and continued efforts of certain key individuals, including Edward G. Atsinger III, our Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. Notwithstanding that we have entered into employment agreements with such individuals, the loss of the services of such key individuals could have a material adverse effect upon us. Further, Mr. Epperson has radio interests unrelated to our operations that will continue to impose demands on his time and Mr. Atsinger has an interest in an aviation business unrelated to our operations that will continue to impose demands on his time. Our success is highly dependent upon the retention of these and other key employees throughout our organization. In addition, we are dependent upon our ability to continue to attract new employees with key skills to support continued business growth.

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

If we fail to maintain strong relationships with our authors and other creative talent, as well as to develop relationships with new creative talent, our business and financial performance could be materially and adversely affected.

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

Since the economic recession of 2008 and 2009, we have experienced a stabilization of advertising revenue. This stabilization excludes the beneficial impact of political advertising as such impact varies with the type and nature of elections. There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition or results of operations.

Our business generates revenue from the sale of advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2016, 2015 and 2014, 38.3%, 39.2% and 40.0% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from our Los Angeles and Dallas markets which generated 15.1% and 20.8%, respectively, of our total net broadcasting advertising revenue for the year ended December 31, 2016, 14.7% and 24.5%, respectively, of our total net broadcasting advertising revenue for the year ended December 31, 2015 and 14.3% and 24.0%, respectively, for the year ended December 31, 2014.

Our revenues and net operating income may not be sufficient to utilize deferred tax assets that could offset future taxable income.

As of December 31, 2016, we had deferred tax assets of $79.5 million, net of valuation allowances of $4.5 million, on our consolidated balance sheet included in this annual report on Form 10-K. We expect to utilize these deferred tax assets to reduce consolidated income tax liabilities over future periods. However, we may not be able to fully utilize these deferred tax assets if future taxable income and related income tax liabilities are insufficient to allow their use. We may be required to record a larger valuation allowance against these deferred tax assets if we believe that we are unable to utilize them, which would have a material adverse effect on our results of operations and financial position.

Our advertising revenues in certain markets are ratings-sensitive and subject to decline based on ratings agency projections.

Nielsen uses its own technology to collect data for its ratings service. The Portable People Meter TM (“PPM”) is a small device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. PPM data can fluctuate when changes are made to the “panel” (a group of individuals holding PPM devices) and in markets where we subscribe to Nielsen under the PPM, our ratings tend to fluctuate even when there are no significant programming or competitive changes in the market. As a result, all of our stations are susceptible to inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time, which, in turn, may result in adverse effects on our advertising revenues in markets where such revenues are ratings-sensitive.

Our revenues and net operating income may not be sufficient to utilize deferred tax assets that could offset future taxable income.

As of December 31, 2016, we had deferred tax assets of $79.5 million, net of valuation allowances of $4.5 million, on our consolidated balance sheet included in this offering memorandum. We expect to utilize these deferred tax assets to reduce consolidated income tax liabilities over future periods. However, we may not be able to fully utilize these deferred tax assets if future taxable income and related income tax liabilities are insufficient to allow their use. We may be required to record a larger valuation allowance against these deferred tax assets if we believe that we are unable to utilize them, which would have a material adverse effect on our results of operations and financial position.

If we cannot attract the anticipated listener, programmer and advertiser base for our newly-acquired radio stations, we may not recoup associated operating costs or achieve profitability for these radio stations.

We frequently acquire radio stations that previously broadcasted in formats other than our primary formats. We continue to program some of these stations in non-primary formats and we re-program others to one of our primary formats. During, and for a period after, the conversion of a radio station’s format, the radio station typically generates operating losses. The magnitude and duration of these losses depend on a number of factors, including the promotional and marketing costs associated with attracting listeners and advertisers to our radio station’s new format and the success of these efforts. There is no guarantee that the operation of these newly-acquired stations or our operations in new formats will attract a sufficient listener and advertiser base. If we are not successful in attracting the listener and advertiser base we anticipate, we may not recoup associated operating costs or achieve profitability for these newly-acquired radio stations.

If we do not maintain or increase our block programming revenues, our business, financial condition and operating results may be materially and adversely affected.

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is significantly dependent upon our ability to generate revenue from the sale of block programming time to national and local religious and educational organizations. Block programming accounted for 42.7% of our net broadcast revenue for the year ended December 31, 2016, 41.9% of our net broadcast revenue for the year ended December 31, 2015 and 41.0% of our net broadcast revenue for the year ended December 31, 2014. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue, in which case, our business, financial condition and results of operations may be materially and adversely affected.

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

Our broadcast audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. Salem Web Network competes for visitors and advertisers with other companies that deliver online audio programming and Christian and conservative Internet content as well as providers of general market Internet sites. Our book publishing business competes for readers with other book publishers, including those targeted specifically at Christian and conservative audiences. Our print magazines compete for readers and advertisers with other print publications including those that follow the Christian music industry and those that address themes of interest to church leadership and the Christian audience. Salem Author Services, comprised of Xulon Press™ and Hillcrest Media, competes for authors with other self-publishers.

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

We attract traffic to our owned and operated websites by offering content that is highly specific and that we believe is relevant to our audiences. How successful we are in these efforts depends, in part, upon our continued ability to create and distribute high-quality, commercially valuable content in a cost-effective manner at scale that connects consumers with content that meets their specific interests and effectively enables them to share and interact with the content and supporting communities. We may not be able to create content in a cost-effective manner or that meets rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so may adversely affect user and customer experiences and reduce traffic driven to our websites that could adversely affect our business, revenue, financial condition and results of operations.

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

The sale of books represents a substantial part of revenues for Regnery Publishing. If we are unable to successfully develop and execute promotional strategies for new books that respond to customer trends, including trends related to demand for eBooks, or other technological changes, Regnery Publishing and Salem as a whole may suffer accordingly.

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

Digital advertisements are reportedly becoming a means to distribute viruses over the Internet. If this practice continues, it could result in consumers becoming less inclined to click through digital advertisements, which could adversely affect the demand for digital advertising. Additionally, we do not have long-term agreements with most of our digital advertisers. Any termination, change or decrease in our advertising relationships could have a material adverse effect on our revenues and profitability. If we do not maintain or increase our advertising revenues, our business, results of operations and financial condition could be materially and adversely affected.

If the methodologies of Internet search engines' are modified, traffic to our websites and corresponding consumer origination volumes could decline.

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

The number of people who access the Internet through devices other than personal computers has increased substantially in the last several years. Our websites were originally designed for persons accessing the Internet on a desktop or laptop computer. The smaller screens, lower resolution graphics and less convenient typing capabilities of wireless devices and mobile phones may make it more difficult for visitors to respond to our offerings. In addition, the cost of mobile advertising is relatively high and may not be cost-effective for our services. We must also ensure that our licensing arrangements with third-party content providers allow us to make this content available on these devices. If we cannot effectively make our content, products and services available on these devices, fewer consumers may access and use our content, products and services. In addition, if our services continue to be less effective or less economically attractive for customers seeking to engage in advertising through these devices and this segment of Internet traffic grows at the expense of traditional computer Internet access, we will experience difficulty attracting website visitors and attracting and retaining customers and our business, financial condition and results of operations will be harmed.

POTENTIAL LEGAL LIABILITIES

As a creator and a distributor of multimedia content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create and/or distribute, or that are accessible via our owned and operated websites and our network of customer websites. If we are required to pay damages or expenses in connection with these legal claims, our business, financial condition and results of operations may be harmed.

We rely on the work product of various content creators, both employees and non-employees, to produce original programs, articles and content for our radio programs, websites and print publications. We face potential liability based on a variety of theories, including defamation, negligence, unlawful practice of a licensed profession, copyright, trademark infringement, or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act of 1976. We may also be exposed to similar liability in connection with content that we do not create but that is posted to our owned and operated websites and to our network of customer websites by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our owned and operated websites and to our network of customer websites could make claims against us for losses incurred in reliance upon information provided on our owned and operated websites or our network of customer websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. While we run our content through a rigorous quality control process, including an automated plagiarism program, there is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that we create or distribute. Should the content distributed through our owned and operated websites and our network of customer websites violate the intellectual property rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, financial condition and results of operations.

We could face liability for the information we publish in our financial newsletters, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish in our financial newsletters. While we strive to minimize such risks, it is possible that we could be subject to investigations and potential enforcement actions by the SEC or civil liability for securities fraud to subscribers who invest on the basis of information provided in our financial newsletters and related materials or by the independent financial commentators who provide newsletter content. For example, subscribers may take legal action against us if they rely on published information or market analysis that contains an error or on market strategies that do not perform as described. Additionally, a company may claim that we have made a defamatory statement about it, its employees or its financial position. The authors of our newsletters also rely on a variety of outside parties as sources for some of the information we use in our published data. These sources include securities exchanges, fund companies, hedge funds, transfer agents, and other data providers. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others or based upon the actions of the authors. Defending civil claims or being subject to SEC investigations or enforcement actions based on the information we publish in our financial newsletters could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.

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

We currently program one channel on SiriusXM. We also offer podcasts and downloads of portions of our programming; however, we cannot assure you that this arrangement will be successful or enable us to adapt effectively to these new media technologies. We cannot predict the effect, if any, that competition arising from new technologies or regulatory change(s) may have on the radio broadcast industry or on our financial condition and results of operations.

New technologies may increase competition with our broadcasting and printing operations.

Our broadcasting and printing businesses face increasing competition from new technologies, such as broadband wireless, satellite radio and audio broadcasting by cable television systems, as well as new customer products, such as portable digital audio players and smart mobile phones. These new technologies and alternative media platforms compete with our radio stations for audience share and advertising revenues. The FCC also has approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. We are unable to predict the effect that such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial. We cannot assure that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, and other companies employing such new technologies or services could increase competition with our businesses.

Our printing business also faces increasing competition from the Internet, eBook reader devices, tablets and other new technologies. These new technologies and alternative media platforms compete with our printed books and magazines for audience share and advertising revenues. We must continue to expand our publishing businesses from traditional publishers to new digital technologies. We may make significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than we have experienced. Success and continued growth depends greatly on developing new products and the means to deliver them in an environment of rapid technological change.

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

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co-location providers for data servers, storage devices, and network access) could result in interruptions in our service, which could reduce our revenue and profits. Our systems are also vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems.

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

We incorporate and include third-party software into and with our applications and service offerings and expect to continue to do so. The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could harm our ability to maintain and expand the reach of our service, increase listener hours and sell advertising, each of which could harm our business, financial condition and results of operations.

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

Cyber security and privacy breaches may hurt our business, damage our reputation, increase our costs, and cause losses.

Our information technology systems could be subject to invasion, cyber-attack, or data privacy breaches by employees, others with authorized access, and unauthorized persons. Such attacks could result in disruption to our operations, loss or disclosure of, or damage to, our or any of our customer’s or vendor’s data or confidential information. Security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, customers or vendors to disclose sensitive information in order to gain access to our data and information technology systems. Any such breach could result in significant legal and financial exposure, damage to our reputation, loss of competitive advantage, and a loss of confidence in the security of our information technology systems that could potentially have an impact on our operations. Because the techniques used to obtain unauthorized access, disable or degrade, or sabotage our information technology systems change frequently and often are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventive measures.

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

The protection of customer, employee, vendor, and other business data is critical to us. Federal, state, provincial and international laws and regulations govern the collection, retention, sharing and security of data that we receive from and about our employees, customers, vendors and franchisees. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years, and we may see the imposition of new and additional requirements by states and the federal government as well as foreign jurisdictions in which we do business. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new processes to meet these requirements. In addition, customers have a high expectation that we will adequately protect their personal information. If we or our service providers fail to comply with these laws and regulations or experience a significant breach of customer, employee, vendor, franchisee or other company data, our reputation could be damaged and result in an increase in service charges, suspension of service, lost sales, fines or lawsuits.

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

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations. Our insurance coverage may be insufficient to compensate us for losses that may occur. Our principal executive offices are located in Southern California, a region known for seismic activity. In addition, acts of terrorism could also cause disruptions in our business or the economy as a whole. We rely heavily on servers, computers, communications systems and the Internet to conduct our business and provide high quality service to our listeners. Our servers may be vulnerable to cyber-security risks such as computer viruses and break-ins. Disruptions in these services could negatively impact our ability to run our business, result in the loss of existing or potential listeners, the loss of existing or potential advertisers and increase maintenance costs, each of which could materially and adversely affect our business, financial condition and results of operations. To date, we have not experienced significant disruptions in running our business due to catastrophic events, earthquakes, computer viruses or terrorism.

ACQUISITIONS AND CAPITAL INVESTMENTS

We may be unable to integrate the operations and management of acquired stations or businesses, which could have a material and adverse effect on our business and operating results.

Acquisitions may have a substantial impact on our revenues, costs, cash flows, and financial position. We spent $10.1 million, $17.3 million and $18.7 million on acquisitions during the years ended December 31, 2016, 2015 and 2014, respectively. We expect to make additional acquisitions of radio stations, FM transmitters, digital businesses and publishing businesses. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities; diversions of management resources and loss of key employees; challenges with respect to operating new businesses; debt incurred in financing such acquisitions; and other unanticipated problems and liabilities. There can be no assurance that we will be able to successfully integrate the operations or management of acquired radio stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that may be acquired in the future.

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

Some of our acquisition agreements include contingent earn-out consideration, the fair value of which is estimated as of the acquisition date based on the present value of the expected contingent payments as determined using weighted probabilities of possible future payments. These fair value estimates contain unobservable inputs and estimates that could materially differ from the actual future results. The fair value of the contingent earn-out consideration could increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of contingent earn-outs will be reflected in our results of operations in the period in which they are recognized, the amount of which may be material and cause volatility in our operating results.

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

A majority of the purchase price for broadcast stations is allocated to FCC licenses. We may also record goodwill based on our acquisition activity. Approximately 70% of our total assets at December 31, 2016 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

During our annual testing in the fourth quarter of 2016, we recognized an impairment charge of $6.5 million associated with the value of broadcast licenses in our Cleveland, Dallas, Detroit and Portland clusters that was largely attributable to increases in the risk free interest rate and corporate borrowing rates during the year ended December 31, 2016 as compared to the prior year. We also recognized an impairment charge of $0.5 million associated with the value of mastheads in our magazine publishing segment due to declining revenue forecasts that we believe are indicative of trends in the magazine publishing industry as a whole. During our annual testing in the fourth quarter of 2015, we recognized an impairment charge of $0.4 million associated with the value of goodwill in our Singing News Network (formerly Solid Gospel Network) due to a reduction of projected net revenues. During our annual testing in the fourth quarter of 2014, we recognized impairment charges of $79,000 associated with mastheads and goodwill within our magazine publishing segment, largely due to continual declines in revenues that were not offset with cost reductions from the decrease in the number of publications printed. The growth of digital-only publications, which are often free or significantly less than a print magazine has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations.

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

We are subject to the reporting requirements of the Exchange Act, the listing requirements of the NASDAQ Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations results in a higher level of legal and financial compliance costs. Compliance can divert the time and attention of management from revenue-generating activities. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, our business and operating results may be harmed.

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

We have identified a material weakness in our internal control over financial reporting, which could, if not sufficiently remediated, result in material misstatements in our consolidated financial statements.

We are subject to Section 404 of the Sarbanes-Oxley Act (SOX), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and incur expenses for SOX compliance on an ongoing basis.

As disclosed in Item 9A of this report in November 2016, management identified a control deficiency with respect to the precision of the review of the calculation of our valuation allowance for certain deferred tax assets and concluded that such deficiency constituted a material weakness in internal control over financial reporting.

Our management has reviewed and revised its policies and procedures with respect to controls over the review and verification of the accuracy of the calculation of the valuation allowance for certain deferred tax assets to ensure that all reasonable steps are taken to correct this material weakness. Our management has enhanced the precision of the controls, including hiring a Tax Director, however, the deficiency will not be considered remediated until internal controls are operational for a period of time and tested, and management concludes that such controls are operating effectively. Based on our assessment, we consider that the material weakness related to the precision of the review of the calculation of the provision for income taxes not to have been fully remediated and is still present as of December 31, 2016 as the remedial measures have not operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively.

Accordingly, based on its assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, and we have received an adverse opinion from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2016. Because of the material weakness in internal control over financial reporting, our management has not been able to conclude that our disclosure controls and procedures were effective as of December 31, 2016.

We cannot assure you that any remediation plan can resolve the material weakness identified in our internal control over financial reporting. If we are unable to fully remediate such material weakness or fail to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our Class A common stock could be negatively affected. Additionally, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

In 2010, the FCC opened a new phase of rulemaking concerning its broadcast ownership rules. The FCC sought public comments on the existing rules, including arguments and factual data on their impact on competition, localism, and diversity and held public meetings around the country on the issue of media ownership rules. The FCC 2010 quadrennial review of broadcast ownership rules was consolidated into the FCC’s 2014 quadrennial review of broadcast ownership rules, which commenced in spring of 2014. The local radio ownership rule, the radio/television cross-ownership rule and newspaper/broadcast cross-ownership rule are among the broadcast ownership rules considered in the 2010 and 2014 quadrennial reviews. The FCC instructed its Media Bureau to complete the combined 2010 and 2014 reviews by June 30, 2016. On August 25, 2016, the FCC released a Second Report and Order to close the 2010 and 2014 Quadrennial Review proceedings. The FCC decided to retain its local radio ownership rules without modification. The FCC, however, recently filed a motion requesting that the Third Circuit Court of Appeals hold in abeyance the consolidated cases pending before it in connection with the broadcast ownership rules, because it intends to act on a Petition for Reconsideration of the Second Report and Order, which could result in changes to the local radio ownership rules.

We cannot predict the impact of possible modifications to the FCC’s local radio multiple ownership rules on our business operations. Likewise, we cannot predict whether there will be a change in the antitrust laws, Communications Act or other laws governing the ownership or operation of radio stations, or whether the FCC, U.S. Department of Justice (“DOJ”) or Federal Trade Commission (“FTC”) will modify their regulations and policies governing or affecting the acquisition of additional radio stations in a market. In addition, we cannot predict whether a private party will challenge acquisitions we propose in the future. These events could adversely affect our ability to implement our cluster acquisition strategy.

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

We must maintain music programming royalty arrangements with, and pay license fees to, Broadcast Music, Inc. (“BMI”), American Society of Composers, Authors and Publishers (“ASCAP”), and SESAC, Inc. (“SESAC”). These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. Currently, we pay royalties to song composers and publishers through BMI, ASCAP and SESAC.

On April 13, 2015, legislation was introduced to Congress under the “Fair Play, Fair Pay Act” (H.R. 1733 – 114th Congress) that would require terrestrial radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. As of the date of this report, this bill has not been passed. It is currently unknown what proposed legislation, if any, will become law, and what significance this royalty would have on our results from operations, cash flows or financial position.

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

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our wellness products are subject to federal laws and regulation by one or more federal agencies, including the FDA, FTC, U.S. Consumer Product Safety Commission, United States Department of Agriculture and Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our wellness products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our wellness products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a "health claim."

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

At December 31, 2016, we and our subsidiary guarantors had approximately $263.0 million outstanding on our Term Loan B and $0.5 million on our revolving credit facility (“Revolver”) with Wells Fargo Bank.

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

Corporate

Our corporate headquarters are located in Camarillo, California where we own an approximately 46,000 square foot office building.

Broadcasting

We own or lease multiple properties throughout the United States from which we operate our radio stations and related facilities. These properties include offices and studios, transmitter locations, antenna sites and tower sites. A radio station studio is typically located in an office in a downtown or business district. Transmitter, antenna and tower sites are located in areas that provide maximum market coverage.

Our SRN and SMR offices, Salem Consumer Products, and our Dallas radio station studios and offices are located in the Dallas, Texas metropolitan area, where we own an approximately 43,000 square foot office building. We also own office buildings in Honolulu, Hawaii; Tampa, Florida; and Orlando, Florida from which our radio stations studios and offices operate. Our national radio network operates from various offices and studios. These studios may be used to generate programming or programming can also be relayed from a remote point of origination. Our network leases satellite transponders used in the delivery of its programming.

We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in Note 16 – Related Party Transactions in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases have terms that are as favorable as, or more favorable, to the company than those that would have been available from unaffiliated parties.

Our current lease agreements range from one to thirty years remaining on the lease term.

While none of our owned or leased properties is individually material to our operations, if we were required to relocate any of our broadcast towers, the cost would be significant. Significant costs are due to the moving and reconstruction of the tower as well as the limited number of sites in any geographic area that permit a tower of reasonable height to provide adequate market coverage. These limitations are due to zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations.

Digital Media

Our digital media entities operate from office buildings and also require data storage centers. Salem Web Network operates from leased office facilities in Richmond, Virginia and Nashville, Tennessee. Townhall Media operates from a leased facility in Washington, D.C. that is also used by our radio stations in that market. Eagle Financial Publications operates from a leased office in Washington, D.C. that is also used by Eagle Wellness and Gene Smart. Fulfillment of wellness inventory is managed by a third party in New Holland, Pennsylvania. Our current lease agreements range from one to nine years remaining on the lease term.

Publishing

Salem Publishing operates from leased office facilities in Nashville, Tennessee. Salem Author Services, comprised of Xulon Press and Hillcrest Media, operates from leased facilities in Orlando, Florida. Regnery Publishing operates from leased facilities in Washington, D.C. with inventory fulfillment managed by a third party in Jackson, Tennessee. Our current lease agreements range from one to two years remaining on the lease term.

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

ITEM 4. MINE AND SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On February 2, 2017, the company had approximately 47 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 20,275,480 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2015				2016
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$7.97	$6.75	$6.85	$6.50	$6.06	$8.17	$8.10	$6.64
Low (mid-day)	$5.50	$4.38	$5.26	$4.53	$3.60	$5.84	$5.68	$5.00

There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

Our dividend policy is based upon our Board of Directors’ current assessment of our business and the environment in which we operate. The actual declaration of any future equity distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. The reduction or elimination of equity distributions may negatively affect the market price of our common stock.

The following table shows the equity distributions that have been declared and paid to all stockholders of record of our Class A and Class B common stock during the years ended December 31, 2016 and 2015.

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 7, 2016	December 19, 2016	December 31, 2016	$0.0650	$1,678
September 9, 2016	September 19, 2016	September 30, 2016	$0.0650	$1,679
June 2, 2016	June 16, 2016	June 30, 2016	$0.0650	$1,664
March 10, 2016	March 22, 2016	April 5, 2016	$0.0650	$1,657
December 1, 2015	December 15, 2015	December 29, 2015	$0.0650	$1,656
September 1, 2015	September 16, 2015	September 30, 2015	$0.0650	$1,655
June 2, 2015	June 16, 2015	June 30, 2015	$0.0650	$1,654
March 5, 2015	March 17, 2015	March 31, 2015	$0.0650	$1,647

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. Adjusted EBITDA is a non-GAAP financial measure defined in Item 6, Selected Financial Data included in this annual report on Form 10-K.

Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.8 million in 2017.

Our sole source of cash available for making any future equity distributions is our operating cash flow subject to our Term Loan B and Revolver, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return of the our Class A common stock with the cumulative total return of the NASDAQ – NMS equity index and the Bloomberg Broadcast and Cable Radio Index for a five year period commencing December 31, 2011 and ending December 31, 2016. Our Class B common stock is not publicly traded and is not registered under the Exchange Act. The graph assumes that the value of an investment in our Class A common stock and each index was $100 on December 31, 2010 and that any dividends were reinvested. Stockholder returns over the indicated period are not indicative of future stockholder returns.

The stock price performance graph above shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data below as of and for the years ended December 31, 2016 and December 31, 2015, is derived from our audited consolidated financial statements included in Item 8 of this annual report on Form 10-K. The selected financial data as of and for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 is derived from our audited financial statements not included herein. The selected financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements, related notes, other financial information included (incorporated by reference) herein, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the disclosure concerning the reconciliation for historical Non-GAAP financial measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this annual report on Form 10-K.

Certain reclassifications have been made to prior year financial data to conform to the current year presentation. These reclassifications include: (1) the change in composition of our operating segments as of December 2014 to include digital revenue generated by our broadcast stations within broadcast operating revenue and (2) the inclusion of Salem Consumer Products within broadcast operating revenue. These changes were to conform to how our chief operating decision makers, which we define as a collective group of senior executives, assess the performance of each operating segment and determine the appropriate allocations of resources to each segment. All prior periods presented are updated to reflect this new composition of our operating segments. Refer to Note 20 – Segment Data in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information.

Note that our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations, digital media operations, publishing entities, asset impairments and other non-recurring significant events:

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcast revenue	$189,169	$189,892	$194,094	$197,184	$202,016
Net digital media revenue	26,637	33,808	45,691	44,761	46,777
Net publishing revenue	13,373	13,234	26,751	23,842	25,528
Total revenue	229,179	236,934	266,536	265,787	274,321
Operating expenses:
Broadcast operating expenses	127,551	130,713	139,206	140,819	146,283
Digital media operating expenses	21,811	24,885	35,590	35,380	36,290
Publishing operating expenses	13,339	14,280	26,143	24,774	26,209
Unallocated corporate expenses	14,396	16,081	17,092	15,146	14,994
Depreciation and amortization	14,647	15,262	18,825	17,741	17,276
Change in the estimated fair value of contingent earn-out consideration	—	—	734	(1,715)	(689)
Impairment of long-lived assets	6,808	—	—	—	700
Impairment of indefinite-lived long-term assets other than goodwill	88	1,006	34	—	7,041
Impairment of goodwill	—	438	45	439	32
Impairment of amortizable intangible assets	—	—	—	—	8
(Gain) loss on the sale or disposal of assets	49	(264)	251	181	(1,901)
Total operating expenses	198,689	202,401	237,920	232,765	246,243
Operating income from continuing operations	30,490	34,533	28,616	33,022	28,078
Other income (expense):
Interest income	106	68	45	8	6
Interest expense, net of capitalized interest	(24,911)	(16,892)	(15,993)	(15,429)	(14,938)
Change in fair value of interest rate swaps	—	3,177	(2,702)	(1,273)	285
Gain on bargain purchase	—	—	—	1,357	95
Loss on early retirement of long-term debt	(1,088)	(27,795)	(391)	(41)	(87)
Net miscellaneous income and expenses	79	18	665	201	6
Total other expense, net	(25,814)	(41,424)	(18,376)	(15,177)	(14,633)
Income from continuing operations before income taxes	4,676	(6,891)	10,240	17,845	13,445
Provision for (benefit from) income taxes	153	(4,192)	4,765	6,695	4,572
Income (loss) from continuing operations	4,523	(2,699)	5,475	11,150	8,873
Loss from discontinued operations, net of tax	(95)	(37)	—	—	—
Net income (loss)	$4,428	$(2,736)	$5,475	$11,150	$8,873

Basic earnings (loss) per share data:
Earnings (loss) per share Class A and Class B common stock from continuing operations	$0.18	$(0.11)	$0.21	$0.43	$0.34
Loss per share from discontinued operations	—	—	—	—	—
Net earnings (loss) per share Class A and Class B common stock	$0.18	$(0.11)	$0.21	$0.43	$0.34
Diluted earnings (loss) per share data:
Earnings (loss) per share Class A and Class B common stock from continuing operations	$0.18	$(0.11)	$0.21	$0.43	$0.34
Loss per share from discontinued operations	—	—	—	—	—
Net earnings (loss) per share Class A and Class B common stock	$0.18	$(0.11)	$0.21	$0.43	$0.34
Distributions per share	$0.14	$0.21	$0.24	$0.26	$0.26
Basic weighted average Class A and Class B common shares outstanding	24,577,605	24,938,075	25,336,809	25,426,732	25,669,538
Diluted weighted average Class A and Class B common shares outstanding	24,986,966	24,938,075	26,081,175	25,887,819	26,034,990

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$380	$65	$33	$98	$130
Broadcast licenses	373,720	381,836	385,726	393,031	388,517
Other intangible assets, net including goodwill	33,009	32,035	37,912	36,877	40,353
Total assets	562,181	575,113	583,159	596,166	590,268
Long-term debt (including current portion)	268,980	290,793	277,505	274,755	261,674
Stockholders’ equity	206,069	201,785	203,994	209,821	213,846
Cash flows related to:
Operating activities	$31,077	$28,735	$41,925	$36,130	$38,866
Investing activities	(19,066)	(17,737)	(21,734)	(29,183)	(15,493)
Financing activities	(11,697)	(11,276)	(20,223)	(6,882)	(23,341)
Non-GAAP Financial Measures:
Station Operating Income (1)	$61,618	$59,179	$54,888	$56,365	$55,733
Station Operating Income margin (2)	32.6%	31.2%	28.3%	28.6%	27.6%
Digital Media Operating Income (3)	$4,826	$8,923	$10,101	$9,381	$10,487
Publishing Operating Income (Loss) (4)	$34	$(1,046)	$608	$(932)	$(681)
Adjusted EBITDA (5)	$53,450	$52,824	$50,081	$50,439	$51,127

(1)	We define non-GAAP Station Operating Income as net broadcast revenue less broadcast operating expenses.
(2)	We define non-GAAP Station Operating Income margin as Station Operating Income as a percentage of net broadcast revenue.
(3)	We define non-GAAP digital media operating income as net digital media revenue less digital media operating expenses
(4)	We define non-GAAP publishing operating income as net publishing revenue less publishing operating expenses.
(5)	We define Non-GAAP Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization (EBITDA) before gains or losses on the sale or disposal of assets, before changes in the estimated fair value of contingent earn-out consideration, before the change in fair value of interest rate swaps, before the impairment of long-lived assets, before net miscellaneous income and expenses, before loss on early retirement of debt and before non-cash compensation expense.

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

The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate SOI. We define SOI as net broadcast revenue less broadcast operating expenses. Accordingly, changes in net broadcast revenue and broadcast operating expenses, as explained above, have a direct impact on changes in SOI. SOI is not a measure of performance calculated in accordance with GAAP. SOI should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. We believe that SOI is a useful non-GAAP financial measure to investors when considered in conjunction with operating income (the most directly comparable GAAP financial measures to SOI), because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. SOI is commonly used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. We use SOI as one of the key measures of operating efficiency and profitability, including our internal reviews associated with impairment analysis of our indefinite-lived intangible assets. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance prepared in accordance with GAAP. Our definition of SOI is not necessarily comparable to similarly titled measures reported by other companies.

We define Same Station net broadcast revenue as net broadcast revenue from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. We define Same Station broadcast operating expenses as broadcast operating expenses from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same Station Operating Income includes those stations we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same Station Operating Income for a full calendar year is calculated as the sum of the Same Station-results for each of the four quarters of that year. We use Same Station Operating Income, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluations and management of the business. We believe that Same Station Operating Income provides a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of Same Station Operating Income is not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP. Our definition of Same Station net broadcast revenue, Same Station broadcast operating expenses and Same Station Operating Income is not necessarily comparable to similarly titled measures reported by other companies.

We apply a similar methodology to our digital media and publishing group. Digital Media Operating Income is defined as net digital media revenue less digital media operating expenses. Publishing Operating Income is defined as net publishing revenue less publishing operating expenses. Digital Media Operating Income and Publishing Operating Income are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP financial performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Operating Income are useful non-GAAP financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of Digital Media Operating Income and Publishing Operating Income are not necessarily comparable to similarly titled measures reported by other companies.

We define EBITDA as net income before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA before gains or losses on the sale or disposal of assets, before changes in the estimated fair value of contingent earn-out consideration, before gains on bargain purchases, before the change in fair value of interest rate swaps, before impairments, before net miscellaneous income and expenses, before loss on early retirement of debt, before (gain) loss from discontinued operations and before non-cash compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP and should be viewed as a supplement to and not a substitute for or superior to our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.

For all non-GAAP financial measures, investors should consider the limitations associated with these metrics, including the potential lack of comparability of these measures from one company to another.

We use non-GAAP financial measures to evaluate financial performance, develop budgets, manage expenditures, and determine employee compensation. Our presentation of this additional information is not to be considered as a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES:

In the tables below, we present a reconciliation of net broadcast revenue, the most comparable GAAP measure, to Same Station net broadcast revenue, and broadcast operating expenses, the most comparable GAAP measure to Same Station broadcast operating expense. We show our calculation of Station Operating Income and Same Station Operating Income, which is reconciled from net income, the most comparable GAAP measure in the table following our calculation of Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP measures are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$189,169	$189,892	$194,094	$197,184	$202,016
Net broadcast revenue – acquisitions	(1,310)	(65)	(1,551)	(105)	(2,522)
Net broadcast revenue – format change	(417)	—	—	(107)	(115)
Net broadcast revenue – dispositions	(103)	—	—	—	—
Net broadcast revenue – Same Station	$187,339	$189,827	$192,543	$196,972	$199,379

Reconciliation of Broadcast Operating Expenses to Same Station Broadcast Operating Expenses
Broadcast operating expenses	$127,551	$130,713	$139,206	$140,819	$146,283
Broadcast operating expenses – acquisitions	(1,475)	(136)	(1,848)	(140)	(2,843)
Broadcast operating expenses – format change	(350)	—	—	(192)	(142)
Broadcast operating expenses – dispositions	(67)	—	—	—	—
Broadcast operating expenses – Same Station	$125,659	$130,577	$137,358	$140,487	$143,298

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$61,618	$59,179	$54,888	$56,365	$55,733
Station operating loss – acquisitions	165	71	297	35	321
Station operating income – format change	(67)	—	—	85	27
Station operating income – dispositions	(36)	—	—	—	—
Station Operating Income – Same Station	$61,680	$59,250	$55,185	$56,485	$56,081

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net Broadcast revenue	$189,169	$189,892	$194,094	$197,184	$202,016
Less Broadcast operating expenses	(127,551)	(130,713)	(139,206)	(140,819)	(146,283)
Station Operating Income	$61,618	$59,179	$54,888	$56,365	$55,733

Net Digital Media revenue	$26,637	$33,808	$45,691	$44,761	$46,777
Less Digital Media Operating expenses	(21,811)	(24,885)	(35,590)	(35,380)	(36,290)
Digital Media Operating Income	$4,826	$8,923	$10,101	$9,381	$10,487

Net Publishing revenue	$13,373	$13,234	$26,751	$23,842	$25,528
Less Publishing operating expenses	(13,339)	(14,280)	(26,143)	(24,774)	(26,209)
Publishing Operating Income (Loss)	$34	$(1,046)	$608	$(932)	$(681)

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollars in thousands)
Reconciliation of Net Income (Loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income (loss)	$4,428	$(2,736)	$5,475	$11,150	$8,873
Plus loss from discontinued operations	95	37	—	—	—
Plus provision for (benefit from) income taxes	153	(4,192)	4,765	6,695	4,572
Plus net miscellaneous income and (expenses)	(79)	(18)	(665)	(201)	(6)
Plus gain on bargain purchase	―	―	―	(1,357)	(95)
Plus loss on early retirement of long-term debt	1,088	27,795	391	41	87
Plus change in fair value of interest rate swaps	―	(3,177)	2,702	1,273	(285)
Plus interest expense, net of capitalized interest	24,911	16,892	15,993	15,429	14,938
Less interest income	(106)	(68)	(45)	(8)	(6)
Net operating income from continuing operations	$30,490	$34,533	$28,616	$33,022	$28,078
Plus gain (loss) on the sale or disposal of assets	49	(264)	251	181	(1,901)
Plus impairment of amortizable intangible assets	—	—	—	—	8
Plus impairment of goodwill	—	438	45	439	32
Plus impairment of indefinite-lived long-term assets other than goodwill	88	1,006	34	—	7,041
Plus impairment of long-lived assets	6,808	—	—	—	700
Change in the estimated fair value of contingent earn-out consideration	—	—	734	(1,715)	(689)
Plus depreciation and amortization	14,647	15,262	18,825	17,741	17,276
Plus unallocated corporate expenses	14,396	16,081	17,092	15,146	14,994
Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$66,478	$67,056	$65,597	$64,814	$65,539
Station Operating Income	$61,618	$59,179	$54,888	$56,365	$55,733
Digital Media Operating Income	4,826	8,923	10,101	9,381	10,487
Publishing Operating Income (Loss)	34	(1,046)	608	(932)	(681)
	$66,478	$67,056	$65,597	$64,814	$65,539

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income (loss)	$4,428	$(2,736)	$5,475	$11,150	$8,873
Plus interest expense, net of capitalized interest	24,911	16,892	15,993	15,429	14,938
Plus provision for (benefit from) income taxes	153	(4,192)	4,765	6,695	4,572
Plus depreciation and amortization	14,647	15,262	18,825	17,741	17,276
Less interest income	(106)	(68)	(45)	(8)	(6)
EBITDA	$44,033	$25,158	$45,013	$51,007	$45,653
Plus gain (loss) on the sale or disposal of assets	49	(264)	251	181	(1,901)
Plus change in the estimated fair value of contingent earn-out consideration	―	―	734	(1,715)	(689)
Plus gain on bargain purchase	―	―	―	(1,357)	(95)
Plus changes the fair value of interest rate swaps	―	(3,177)	2,702	1,273	(285)
Plus impairment of long-lived assets	6,808	―	―	―	700
Plus impairment of indefinite-lived long-term assets other than goodwill	88	1,006	34	―	7,041
Plus impairment of goodwill	―	438	45	439	32
Plus impairment of amortizable intangible assets	―	―	―	―	8
Plus net miscellaneous income and expenses	(79)	(18)	(665)	(201)	(6)
Plus loss on early retirement of long-term debt	1,088	27,795	391	41	87
Plus loss from discontinued operations	95	37	―	―	―
Plus non-cash stock-based compensation	1,368	1,849	1,576	771	582
Adjusted EBITDA	$53,450	$52,824	$50,081	$50,439	$51,127

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Our consolidated financial statements are not directly comparable from period to period due to acquisitions and dispositions of selected radio station assets, digital and publishing businesses. Refer to Note 4 of our consolidated financial statements under Item 8 of this annual report on Form 10-K for details of each of these transactions.

Salem Media Group, Inc. (“Salem”) is a domestic multimedia company with integrated operations including radio broadcasting, digital media, and publishing. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. The information on our website is not a part of or incorporated by reference into, this or any other report of the company filed with, or furnished to, the SEC.

OVERVIEW

We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which also qualify as reportable segments. Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assess the performance of each operating segment and determine the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.

During the third quarter of 2016 we reclassed Salem Consumer Products, our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, from Digital Media to Broadcast to assess the performance of each network program based on all revenue sources. Changes to our operating segments did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented are updated to reflect the new composition of our operating segments. Refer to Note 20 – Segment Data in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information.

We measure and evaluate our operating segments based on operating income and operating expenses that exclude costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury. We also exclude costs such as amortization, depreciation, taxes and interest expense when evaluating the performance of our operating segments.

Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	product sales and royalties for on-air host materials, including podcasts and programs;
•	the sale of banner advertisements on our station websites or on our mobile applications;
•	the sale of digital streaming advertisements on our station websites or on our mobile applications;
•	the sale of advertisements included in digital newsletters;
•	fees earned for creating custom web pages or social media promotions on behalf of our advertisers;
•	revenue from station events, including ticket sales and sponsorships; and
•	listener purchase programs, often called non-traditional revenue, where revenue is generated by promoting discounted goods and services to our listeners from special discounts and incentives offered to our listeners.

The rates we are able to charge for broadcast air time and other advertisements are dependent upon several factors, including:

•	audience share;
•	how well our stations and digital platform perform for our clients;
•	the size of the market and audience reached;
•	the number of impressions delivered;
•	the number of page views achieved;
•	the number of events held, the number of event sponsorships sold and the attendance at each event;

•	the general economic conditions in each market; and
•	supply and demand on both a local and national level.

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;
•	the sale of digital streaming advertisements on websites and mobile applications;
•	the support and promotion to stream third-party content on our websites;
•	the sale of advertisements included in digital newsletters;
•	the digital delivery of newsletters to subscribers;
•	the number of video and graphic downloads; and
•	the sale and delivery of wellness products.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	subscription fees for our magazines;
•	the sale of print magazine advertising; and
•	publishing fees from authors.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network), and Salem Media RepresentativesTM (“SMR”). SRN, SNN, and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in nine U.S. cities, specializes in placing national advertising on religious and other commercial radio stations. In December 2014, we merged Vista Media Representatives (“VMR”), our national advertising sales firm established for non-Christian format stations, into SMR as our SMR and VMR sales teams consistently pursue advertising for all station formats.

We currently program 40 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 32 News Talk stations, 13 Contemporary Christian Music stations, 13 Business format stations, and eight Spanish-language Christian Teaching and Talk stations. The business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming. Each of our radio stations has a website specifically designed for that station.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize barter agreements to exchange airtime for goods or services in lieu of cash. We enter barter agreements if the goods or services to be received can be used in our business or can be sold to our audience under Listener Purchase Programs. We minimize the use of barter agreements with our general policy being not to preempt airtime paid for in cash for airtime sold under a barter agreement. In each of the years ended December 31, 2016, 2015 and 2014, 97% of our broadcast revenue was sold for cash.

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

Digital Media

Web-based and digital content has been a growth area for Salem and continues to be a focus of future development. Our digital media-based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, CrossCards.com, LighSource.com, Jesus.org, BibleStudyTools.com, iBelieve.com, CCMmagazine.com and ChristianHeadlines.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com, RedState.com, and BearingArms.com. We also issue digital newsletters, including Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Church product websites including WorshipHouseMedia.com, SermonSpice.com, SermonSearch.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local audiences throughout the United States.

E-commerce includes Eagle Wellness and Gene Smart, which are online e-commerce sites offering complimentary health advice and sales of nutritional products.

The revenues generated from this segment are reported as digital media revenue in our consolidated statements of operations included in this annual report on Form 10-K. Digital media revenues are impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered or the number of downloads made and the number digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which the Easter holiday is observed, as this holiday generates a higher volume of video downloads from our church product sites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

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

Salem Publishing™ produces and distributes numerous Christian and conservative opinion print magazines, including: Homecoming® The Magazine, YouthWorker Journal™, Singing News®, FaithTalk Magazine™, and Preaching Magazine™ Salem Author Services includes Xulon Press™ and Hillcrest Media, which offer print-on-demand self-publishing services for authors. Xulon Press™ publishes books for Christian authors while Hillcrest Media publishes books for all general market publications.

The revenues generated from this segment are reported as publishing revenue in our consolidated statements of operations included in this annual report on Form 10-K. Publishing revenue is impacted by the retail price of books and e-books, the number of books sold, the number and retail price of e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are made. Regnery Publishing revenue has been impacted by elections as they generate higher levels of interest and demand for publications containing conservative and political based opinions.

The primary operating expenses incurred by our Publishing businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) printing and production costs, including paper costs, (v) cost of goods sold, and (vi) inventory reserves.

KNOWN TRENDS AND UNCERTAINTIES

Broadcast revenue growth remains challenged, which we believe is due to several factors, including increasing competition from other forms of content distribution and time spent listening by audio streaming services, podcasts and satellite radio. This increase in competition and mix of radio listening time may lead advertisers to conclude that the effectiveness of radio has diminished. To minimize the impact of these factors, we continue to enhance our digital assets to complement our broadcast content. We also support industry initiatives to increase the number of smartphones and other wireless devices that contain an enabled FM tuner as well as provide initiatives for wireless carriers in the United States to permit these FM tuners to receive the free over-the-air local radio stations.

Our Broadcast revenues are particularly dependent on our Los Angeles and Dallas markets, which generated 11.9% and 11.0%, respectively, of our total net broadcasting revenue for the year ended December 31, 2016.

Revenues from print magazines, including advertising revenue and subscription revenues, are challenged both economically and by the increasing use of other mediums that deliver comparable information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Because digital media has been a growth area for us, decreases in digital revenue streams could adversely affect our operating results, financial condition and results of operations. Digital revenue is impacted by the nature and delivery of page views. We have experienced a shift in the number of page views from desktop devices to mobile devices. While mobile page views have increased dramatically, they carry a lower number of advertisements per page which are generally sold at lower rates. Digital media revenue is impacted by page views and the number of advertisements per page. Declines in desktop page views impact revenue as mobile devices carry lower rates and less advertisement per page. To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs.

Key Financial Performance Indicators – SAME STATION DEFINITION

In the discussion of our results of operations below, we compare our broadcast operating results between periods on an as-reported basis, which includes the operating results of all radio stations and networks owned or operated at any time during either period and on a Same-Station basis. Same Station is a Non-GAAP financial measure used both in presenting our results to stockholders and the investment community as well as in our internal evaluations and management of the business. We believe that Same Station Operating Income provides a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of Same Station Operating Income is not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP. Our definition of Same Station Operating Income is not necessarily comparable to similarly titled measures reported by other companies Refer to “NON-GAAP FINANCIAL MEASURES” presented after our results of operation for a reconciliation of these non-GAAP performance measures to the most comparable GAAP measures.

We define Same Station net broadcast revenue as net broadcast revenue from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. We define Same Station broadcast operating expenses as broadcast operating expenses from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same Station Operating Income includes those stations we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same Station Operating Income for a full calendar year is calculated as the sum of the Same Station results for each of the four quarters of that year.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 compared to the year ended December 31, 2015

The following factors affected our results of operations and our cash flows for the year ended December 31, 2016 as compared to the prior year:

Financing

Throughout the year ended December 31, 2016, we repaid $11.0 million in principal from $274.0 million to $263.0 million on our term loan of $300.0 million (“Term Loan B”) and paid interest through each repayment date compared to principal repayments of $2.0 million, from $276.0 million to $274.0 million, plus interest through each repayment date during the prior year.

Broadcast Acquisitions

We acquired or entered agreements to acquire several FM Translators or FM Translator construction permits during the year. The FCC permits AM and FM radio stations to operate FM Translators. The FCC began an AM Revitalization program, or “AMR,” that included several initiatives intended to benefit AM broadcasters. One of these benefits, intended to promote the use of FM Translators by AM broadcasters, allows an AM station to relocate one FM translator up to 250 miles from its authorized site and operate the translator on any non-reserved band FM channel in the AM station’s market, subject to coverage and interference rules (“250 Mile Window”). On February 23, 2017, the FCC amended its rules to allow an AM station using a rebroadcasting FM translator to locate the FM translator anywhere within the AM station’s daytime service contour or anywhere within a 25-mile radius of the transmitter, even if the contour extends farther than 25 miles from the transmitter. This rule change, when it becomes effective, will be particularly useful for finding a location for these translators.

On January 29, 2016, the FCC opened a one-time only 250 Mile Window during which only Class C and Class D AM broadcast stations could participate. This window closed on July 28, 2016. A second window opened on July 29, 2016, allowing Class A and Class B AM broadcast stations to participate in addition to any Class C and Class D AM broadcast station that did not participate in the first 250 Mile Window. The second 250 Mile Window closed on October 31, 2016. During these filing windows, qualifying AM stations were able to apply for one new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the AM station’s AM signal to provide fill-in and/or nighttime service. The FM translator must rebroadcast the related AM station for at least four years, not counting any periods of silence.

Construction permits provide authority to construct new FM Translators or make changes in existing facilities. We believe that securing these FM Translators allows us to increase our listening audience by providing enhanced coverage and reach of our existing AM broadcasts that can be heard on FM or expand the listenership of FM HD channels with the potential to create new stations using the HD-2, HD-3 and HD-4 channel capacity.

Our broadcast acquisitions during the year ended December 31, 2016 include the following:

On December 31, 2016, we closed on the acquisition of an FM translator in Aurora, Florida for $50,000 in cash. The FM translator will be used by our WHIM-AM radio station in Miami, Florida.

On December 31, 2016, we closed on the acquisition of an FM translator in Port St. Lucie, Florida for $50,000 in cash. The FM translator will be used by our WLCC-AM radio station in Tampa, Florida.

On December 14, 2016, we closed on the acquisition of an FM translator in Rhinelander, Wisconsin for $50,000 in cash. The FM translator will be used by our WWTC-AM radio station in Minneapolis, Minnesota.

On December 8, 2016, we closed on the acquisition of an FM translator in Little Fish Lake Valley, California for $44,000 in cash. The FM translator will be used by our KFIA-AM radio station in Sacramento, California.

On December 1, 2016, we closed on the acquisition of an FM translator in Lake Placid, Florida for $35,000 in cash. The FM translator will be used by our WTLN-AM radio station in Orlando, Florida.

On November 22, 2016, we closed on the acquisition of two FM translator construction permits in Lahaina, Hawaii and Kihei, Hawaii for $110,000 in cash. The FM translators will be used by our KHNR-AM and KGU-AM radio stations in Honolulu, Hawaii.

On November 22, 2016, we closed on the acquisition of an FM translator in Crested Butte, Colorado for $38,500 in cash. The FM translator will be used by our KZNT-AM radio station in Colorado Springs, Colorado.

On November 21, 2016, we closed on the acquisition of an FM translator in Dansville, New York for $75,000 in cash. The FM translator will be used by our WMCA-AM radio station in New York, New York.

On November 21, 2016, we closed on the acquisition of an FM translator in Carbondale, Pennsylvania for $75,000 in cash. The FM translator will be used by our WPGP-AM radio station in Pittsburgh, Pennsylvania.

On November 11, 2016, we closed on the acquisition of an FM translator construction permit in Kingsville, Texas for $50,000 in cash. The FM translator will be used by our KNTH-AM radio station in Houston, Texas.

On November 7, 2016, we closed on the acquisition of an FM translator in Sebring, Florida for $77,000 in cash. The FM translator will be used by our WKAT-AM radio station in Miami, Florida.

On October 20, 2016, we closed on the acquisition of radio station KXFN-AM in St. Louis, Missouri for $190,000 in cash. The station was dark upon closing and launched in December 2016.

On October 20, 2016, we closed on the acquisition of three FM translator construction permits for $155,000 in cash. The FM translator construction permits were based in Angola, Indiana, Cofax, Indiana and Battle Creek, Michigan and will be used by WHK-AM and WHKW-AM, our radio stations in Cleveland, Ohio and WSDZ-AM our radio station in St. Louis, Missouri.

On October 19, 2016, we closed on the acquisition of an FM translator construction permit in Palm Coast, Florida for $65,000 in cash from a related party. The FM translator will be used by our WTWD-AM radio station in Tampa, Florida.

On October 12, 2016, we closed on the acquisition of an FM translator in Lake City, Florida for $65,000 in cash from a related party. The FM translator will be used by our WBZW-AM radio station in Orlando, Florida.

On June 24, 2016, we entered into a Local Marketing Agreement (“LMA”) to operate radio station KTRB-AM in San Francisco, California beginning on July 1, 2016. On December 15, 2016, we entered into a new LMA to operate this station with East Bay Broadcasting, LLC, a related party.

On June 20, 2016, we closed on the acquisition of an FM translator in the Columbus, Ohio market for $0.3 million in cash. The FM translator is used in our Columbus, Ohio market.

On June 10, 2016, we closed on the acquisition of an FM translator in Amherst, New York for $60,000 in cash. The FM translator is used in our Pittsburgh, Pennsylvania market.

On June 8, 2016, we closed on the acquisition of a construction permit for an FM translator construction permit in Charlotte, Michigan for $50,000 in cash. The FM translator will be used in our Detroit, Michigan market.

On June 3, 2016, we closed on the acquisition of a construction permit for an FM translator in Atwood, Kentucky for $88,000 in cash. The FM translator will be used in our Columbus, Ohio market.

On May 13, 2016, we closed on the acquisition of a construction permit for an FM translator in Kerrville, Texas for $50,000 in cash. The FM translator will be used in our Houston, Texas market.

On May 2, 2016, we closed on the acquisition of an FM translator in Lincoln, Maine for $100,000 in cash. The FM translator is used in our Boston, Massachusetts market.

On April 29, 2016, we closed on the acquisition of a construction permit for an FM translator in Emporia, Kansas for $25,000 in cash. The FM translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station.

Acquisitions – Digital Media

On December 1, 2016, we acquired ChristianConcertAlerts.com for $0.2 million, of which $0.1 million was paid in cash upon close and the remaining $50,000 is due in two installments within the next year.

On October 17, 2016, we purchased Historyonthenet.com and Authentichistory.com for $0.1 million in cash.

On September 13, 2016, we acquired Mike Turner’s line of investment products, including TurnerTrends.com, other domain names and related assets for $0.4 million in cash and the assumption of $0.1 million in deferred subscription liabilities. As part of the purchase agreement, we may pay up to an additional $0.1 million in contingent earn-out consideration over the next twelve months based on the achievement of certain revenue benchmarks.

On April 1, 2016, we acquired the Retirement Watch newsletter and websites for $0.1 million in cash and the assumption of $0.6 million in deferred subscription liabilities.

On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million, of which $2.7 million was paid in cash upon close and $1.3 million is due in deferred installments within one year from the closing date.

Throughout the twelve-month period ended December 31, 2016, we acquired other domain names and assets associated within our digital media operating segment for approximately $3,000 in cash.

Acquisitions – Publishing

On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc. for $3.5 million and the assumption of $1.0 million in deferred revenue liabilities. We paid $3.3 million in cash upon close with the remaining $0.2 million due within 90 days upon the finalization of deferred revenue obligations.

Throughout the twelve-month period ended December 31, 2016, we acquired other domain names and assets associated within our publishing operating segment for approximately $3,000 in cash.

Divestitures

•	In November 2016, we entered an agreement with Word Broadcasting Network to transfer the operation of our Louisville radio stations (WFIA-AM; WFIA-FM; WGTK-AM) under a twenty-four month Time Brokerage Agreement (“TBA”) effective as of January 3, 2017. We received $0.5 million of cash from Word Broadcasting Network associated with an option for them to purchase these stations.

•	On September 1, 2016, we received $0.7 million in cash associated with a land easement granted in our South Carolina market.

•	On June 10, 2016, we received $2.5 million in cash from the National Park Service in exchange for its claim under eminent domain for our tower site in Miami, Florida. We recognized a pre-tax gain of $1.9 million from this sale. We entered a limited terms of use agreement with the National Park Service to broadcast from the tower site for the next twenty years for a nominal fee.

Net Broadcast Revenue

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$197,184	$202,016	$4,832	2.5%	74.2%	73.6%
Same Station Net Broadcast Revenue	$196,972	$199,379	$2,407	1.2%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2015		2016
	(Dollars in thousands)
Block program time:
National	$46,401	23.5%	$49,271	24.4%
Local	36,156	18.3	37,034	18.3
	82,557	41.9	86,305	42.7
Advertising:
National	13,939	7.1	13,426	6.6
Local	63,375	32.1	64,028	31.7
	77,314	39.2	77,454	38.3
Digital	6,680	3.4	6,984	3.5
Infomercials	2,545	1.3	2,636	1.3
Network	15,010	7.6	17,683	8.8
Other	13,078	6.6	10,954	5.4
Net broadcast revenue	$197,184	100.0%	$202,016	100.0%

Block programming revenue increased $3.7 million of which $1.1 million was generated from stations that we acquired late in 2015, many of which we began programming in January 2016. On existing stations, we saw increases in the number of national and local programmers featured on our stations that often creates a higher demand for certain time slots. This increase in demand can result in the realization of higher rates. Our Christian Teaching and Talk stations generated a $1.4 million increase in programming revenues of which $1.3 million was from national programs. Programming revenue on our News Talk stations increased $0.9 million of which $0.3 million was generated from launching a local program onto our national platform. The remaining $0.3 million increase was generated from our Spanish Christian Teaching and Talk and Business News format stations.

Advertising revenue, net of agency commissions, increased by $0.1 million including a $2.3 million increase in political advertising. Net of political advertising, the net decrease in advertising revenue of $2.2 million was due to a $3.5 million decline in advertising on our CCM stations, particularly in our Dallas market due to higher competition for advertising sales from agencies and what we believe to be a shift in advertisers toward a younger demographic. In response to these trends, we have undertaken efforts to retool our music, image and promotions to capture more of that audience. The decline in advertising on our CCM stations was partially offset with a $0.7 million increase from our News Talk stations, a $0.3 million increase from our Business stations and a $0.2 million increase from our Spanish Christian Teaching and Talk stations. Our stations, particularly our News Talk format, benefited from a higher demand for airtime associated with news and related content from the 2016 presidential election cycle. This higher demand for airtime results in higher spot rates for premium airtime.

Digital revenue generated from our radio station websites increased $0.3 million, primarily from our News Talk Stations. Digital revenues were favorably impacted by higher demand and higher page views associated with news and related content from the 2016 presidential election cycle. Rates charged were consistent with those during the same period of the prior year.

Infomercial revenue increased $0.1 million due to a higher number of placements on our Christian Teaching and Talk stations. We have seen declining infomercial revenues in recent years due to our efforts to feature programming that is tailored to our listeners and consistent with our company values. While we continue to seek alternatives to infomercial programs that we believe are not of interest to our listeners, we may continue to place programs that are categorized as infomercials.

Network revenue increased by $2.7 million including a $2.9 million increase in advertising sales through our network, of which $0.2 million was due to political advertising. This increase was offset by a $0.2 million decline in event revenue due to a special listener event held in 2015 that included our network hosts on a historical tour.

Other revenues declined by $2.1 million due to a $1.4 million decline in listener purchase program revenue due to lower demand from our audience with respect to participation in sales incentives and discount programs and a $0.7 million decline in event revenue due to lower ticket sales and attendance primarily due to weather related conditions during outdoor summer events.

On a Same Station basis, net broadcast revenue increased $2.4 million, which reflects these items net of the impact of stations with acquisitions and format changes.

Net Digital Media Revenue

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$44,761	$46,777	$2,016	4.5%	16.8%	17.1%

The following table shows the dollar amount and percentage of net digital media for each digital media revenue source.

	Year Ended December 31,
	2015		2016
	(Dollars in thousands)
Digital Advertising, Net	$24,472	54.7%	$27,296	58.4%
Digital Streaming	4,472	10.0	4,504	9.6
Digital Subscriptions	5,189	11.6	4,881	10.4
Digital Downloads	7,661	17.1	7,475	16.0
e-commerce	2,371	5.3	2,159	4.6
Other Revenue	596	1.3	462	1.0
Net Digital Media Revenue	$44,761	100.0%	$46,777	100.0%

Digital advertising revenue, net of agency commissions, increased $2.8 million on a consolidated basis of which $0.6 million was due to political-based advertising revenue. Salem Web Network generated a $1.5 million increase in net digital advertising revenue while our conservative option websites within Townhall Media generated a $0.7 million increase in net digital advertising revenue. These increases resulted from growth in page views including growth in page views generated from the use of mobile applications.

While changes in the Facebook newsfeed algorithm negatively impacted the volume of our desktop page views, we have been developing and promoting the use of mobile applications. The increases in traffic to our websites that we have observed to date are largely due to increases in the number of visits and in the number of Christian mobile applications available. The growth in traffic from mobile applications reduces our reliance on Facebook to generate traffic. One important note about this shift in traffic to mobile applications and away from desktop and tablet is that there are far fewer ads on mobile and visits are much shorter. As a result, our growth in traffic is larger than our growth in revenue.

Digital streaming revenue increased slightly as compared to the prior year based on higher usage of content available on our Christian websites. The rates charged were consistent with those of the same period of the prior year.

Digital subscription revenue declined by $0.3 million due to lower distribution levels of Eagle Financial Publications. The stock market performance during 2016, particularly the drop in the market during January 2016, along with uncertainty with the presidential election, negatively impacted the demand for these products. There were no changes in subscriber rates during this period.

Digital download revenue decreased $0.2 million due to a lower volume of downloads generated as compared to the prior year. Of this decrease, $0.1 million was generated from WorshipHouseMedia.com and $0.1 million was generated from SermonSpice.com. There were no changes in rates charged to our customers for digital downloads.

E-commerce revenue includes sales of wellness products through Eagle Wellness and Gene Smart. Sales of Eagle Wellness products declined by $0.3 million and were partially offset with an increase in products sold under the Gene Smart line of $0.1 million. The net decline was due to a 5% reduction in the number of products sold with no change in the retail prices. However, based on the composite mix of products sold, there was a 5% reduction in the average unit price per unit.

Net Publishing Revenue

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$23,842	$25,528	$1,686	7.1%	9.0%	9.3%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2015		2016
	(Dollars in thousands)
Book Sales	$17,955	75.3%	$17,006	66.6%
Estimated Sales Returns & Allowances	(6,404)	(26.9)	(4,482)	(17.6)
E-book Sales	1,970	8.3	2,213	8.7
Self-Publishing Fees	5,406	22.7	6,138	24.0
Print Magazine Subscriptions	1,665	7.0	1,501	5.9
Print Magazine Advertisements	1,821	7.6	1,651	6.5
Other Revenue	1,429	6.0	1,501	5.9
Net Publishing Revenue	$23,842	100.0%	$25,528	100.0%

On a consolidated basis, sales of print books decreased by $0.9 million comprised of a $1.6 million decline in book sales from Regnery Publishing that were offset by a $0.7 million increase in book sales to authors through our self-publishing services. The $0.7 million increase in book sales generated from self-publishing services included a $1.1 million increase due to activity from our newly acquired publisher Hillcrest Media that was offset by a $0.4 million decline in book sales from Xulon PressTM. There were no changes in rates charged as compared to the same period of the prior year. Book sales generated by Regnery Publishing are directly attributable to the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book. The $1.9 million decrease in estimated sales returns and allowances was due to a decline in print book sales from Regnery Publishing and a reduction of the previously recorded reserve of $0.3 million associated with titles published in 2014 for which actual returns were less than the original estimates.

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

Self-publishing fees increased $0.7 million due to growth in the number of authors utilizing Salem Author Services, including $0.4 million generated from our newly acquired publisher Hillcrest Media and $0.3 million generated from Xulon PressTM. There were no changes in fees as compared to the same period of the prior year. We believe that our ability to cross-promote our self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential. We believe that our acquisition of Hillcrest Media, a self-publishing service provider for all authors, also increases our ability to cross-promote our publishing services. Hillcrest Media is a “tuck-in” acquisition that will transition its operations within our existing Xulon PressTM management team and facility. These operations are collectively referred to as Salem Author Services.

Print magazine revenues continued to decline with a $0.2 million reduction in subscription revenue based on a lower number of subscribers and a $0.2 million decline in advertising revenues due to reduced demand from advertisers and reduced rates based on the lower subscriber levels as compared to the same period of the prior year. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$140,819	$146,283	$5,464	3.9%	53.0%	53.3%
Same Station Broadcast Operating Expenses	$140,487	$143,298	$2,811	2.0%

Broadcast operating expenses increased by $5.5 million of which $2.5 million relates to operating expenses for stations acquired during 2015 that are included in 2016 operations for the full year. The increase also includes a $3.0 million increase in payroll related costs due to higher staffing levels and sales-based commissions associated with higher revenues and a $0.5 million increase in benefit costs due to higher value claims under our health insurance plan, a $0.5 million charge associated with a contract litigation matter and $0.5 million increase in travel expenses that include a corporate-sponsored conference. The corporate sponsored conference was held in January 2016 and featured our local and national talk show hosts focusing on opportunities with the upcoming political elections. These increases were partially offset by a $0.7 million decline in bad debt expense due to an increase in collection efforts and a $0.2 million decline in professional services. The increase in broadcast operating expenses on a Same Station basis reflects these items net of the impact of start-up costs associated with acquisitions and format changes.

Digital Media Operating Expenses

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$35,380	$36,290	$910	2.6%	13.3%	13.2%

The $0.9 million increase in digital media operating expenses includes a $0.4 million increase in payroll related costs across all business units based on higher staffing levels and higher sales based commissions and bonuses, a $0.1 million increase in employee benefit costs due to an increase in higher value claims under our health insurance plan, a $0.6 million increase in streaming expenses due to a higher usage volume primarily from Townhall Media, and a $0.1 million increase in professional services that were partially offset with $0.2 million in savings realized from lower rent costs due to consolidation of the Townhall Media facility.

Publishing Operating Expenses

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$24,774	$26,209	$1,435	5.8%	9.3%	9.6%

Publishing operating expenses reflect a $0.5 million increase in the cost of goods sold associated with book sales generated through Salem Author Services, our self-publishing operations through Xulon Press and Hillcrest Media. The gross profit margin for our self-publishing entities was consistent at 71% for each of the years ended December 31, 2016 and 2015. The gross profit margin for Regnery Publishing was 46% for the year ended December 31, 2016 compared to 42% for the same period of the prior year. Cost of goods sold for Regnery Publishing improves with sale of e-books, which have a lower cost of goods sold due to the nature of delivery and no sales returns.

Our newly acquired publisher Hillcrest Media generated approximately $1.5 million of operating expenses including salary, advertising and promotional costs, and facility related costs. These costs were partially offset with a $0.4 million decline in advertising and promotions with Regnery Publishing and a $0.2 million decline in operating costs from our print magazine segment due to cost saving initiatives.

Unallocated Corporate Expenses

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$15,146	$14,994	$(152)	(1.0)%	5.7%	5.5%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The net decrease of $0.2 million includes a $1.2 million reduction in accrued management bonuses and a $0.1 million decrease in non-cash stock-based compensation expense that were partially offset by a $0.1 million increase in employee benefit costs due to an increase in higher value claims under our health insurance plan, a $0.6 million increase in professional fees associated with legal and accounting services and a $0.5 million increase in net payroll related costs due to higher staffing levels associated with acquisitions and growth.

Depreciation Expense

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$12,417	$12,205	$(212)	(1.7)%	4.7%	4.4%

There were no changes in our depreciation methods or in the estimated useful lives of our asset groups. The decline in depreciation of $0.2 million reflects the impact of computer software acquired during the year ended December 31, 2012 that was fully depreciated during the year ended December 31, 2016, compared to generating depreciation expense of $0.5 million during the prior year as well as the composite mix of other capital expenditures incurred.

Amortization Expense

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$5,324	$5,071	$(253)	(4.8)%	2.0%	1.8%

There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups. The decline in amortization expense of $0.3 million reflects the impact of customer lists and contracts acquired with Eagle Publishing that were fully amortized as of the year ended December 31, 2016, compared to generating amortization expense of $1.0 million during the prior year that were offset with the amortization of intangible assets acquired with King James Bible in March 2016 and Hillcrest Media in September 2016.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(1,715)	$(689)	$1,026	(59.8)%	(0.6)%	(0.3)%

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

For the year ended December 31, 2016, we recorded a net reduction in our contingent earn-out liabilities of $0.7 million compared to $1.7 million for the prior year. The changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long Term Assets Other Than Goodwill	$—	$7,041	$7,041	100.0%	—%	2.6%

The impairment charge of $7.0 million includes $6.5 million of impairments associated with our broadcast licenses and $0.5 million associated with the value of mastheads. These impairments were recognized during our annual testing period in the fourth quarter of 2016. Broadcast licenses were deemed to be impaired in four of the twenty five markets tested. Impairments were recorded in our Cleveland, Dallas, Detroit and Portland market clusters due to an increase in the risk-adjusted discount rate or Weighted Average Cost of Capital (“WACC”). The increase in the WACC for the 2016 testing period as compared to 2015 was largely attributable to increases in corporate borrowing interest rates during 2016 within the composite mix of industry participants considered in the analysis. The impairment charge also includes a $0.5 million charge associated with magazine mastheads due to further reductions in projected net revenues and increases in the WACC. We believe that these impairments are indicative of trends in the industry and are not unique to our company or operations.

Impairment of Goodwill

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$439	$32	$(407)	(92.7)%	0.2%	—%

During our annual testing period in the fourth quarter of 2016, we noted operating losses and missed projections within our wellness business indicating that the value of goodwill may be impaired. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Based on this review and analysis, we recorded an impairment charge of $32,000 associated with the value of goodwill for Eagle Wellness. This impairment charge resulted from reductions in revenue forecasts for this business due to actual operating results to date that have not met expectations.

For our annual testing as of the fourth quarter of 2015, we identified operating losses within our Singing News Network that indicated that the value of goodwill may be impaired. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Based on this review and analysis, we recorded an impairment charge of $0.4 million associated with the value of goodwill for the Singing News Network. We believe that this impairment is indicative of trends in the industry and is not unique to our company or operations.

Impairment of Amortizable Intangible Assets

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Amortizable Intangible Assets	$—	$8	$8	100.0%	—%	—%

When performing our review of goodwill associated with our wellness products business during our annual testing in the fourth quarter of 2016, we determined that the carrying value of Eagle Wellness exceeded its fair value. When this occurs, we are required to perform Step 2 of the impairment testing in which we determine the fair value of an entity following the same procedures as a purchase price allocation. Under Step 2, the implied fair value of the reporting unit, including goodwill, was less than the carrying value. We recorded an impairment charge of approximately $8,000 associated with amortizable intangible assets of Eagle Wellness. This impairment charge resulted from reductions in revenue forecasts for this business due to actual operating results to date that have not met expectations.

Impairment of Long-Lived Assets

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$—	$700	$700	100.0%	—%	0.3%

We recorded a $0.7 million impairment charge associated with the fair value of land in Covina, California. Based on changes in management’s planned usage, we classified this land as held for sale as of June 2012. While we continue to market the land for sale and have no intention to use the land in our operations, we have not received successful purchase offers for the land. Due to the amount of time that the land has been held for sale, we obtained a third-party valuation for the land as of June 2016. We reduced the value of the land based on this fair value appraisal. Previously recognized impairment charges for this land were $5.6 million in June 2012 and $1.2 million in December 2012.

(Gain) Loss on the Sale or Disposal of Assets

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
(Gain) Loss on the Sale or Disposal of Assets	$181	$(1,901)	$(2,082)	(1,150.3)%	0.1%	(0.7)%

The net gain on the sale or disposal of assets of $1.9 million for the year ended December 31, 2016 includes a $1.9 million gain on the sale of our Miami tower site and $0.7 million gain from a land easement in our South Carolina market offset by a $0.4 million charge associated with leasehold improvements that were abandoned during the relocation of our offices in the Washington, D.C. market and various fixed asset disposals.

The net loss on the sale or disposal of assets for the year ended December 31, 2015 includes a $0.2 million charge associated with the relocation of our office and studio in our Seattle, Washington market offset by proceeds from various fixed asset and equipment disposals.

Other Income (Expense)

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$8	$6	$(2)	(25.0)%	—%	—%
Interest Expense, net of Capitalized Interest	(15,429)	(14,938)	491	(3.2)%	(5.8)%	(5.4)%
Change in the Fair Value of Interest Rate Swap	(1,273)	285	1,558	(122.4)%	(0.5)%	0.1%
Gain on Bargain Purchase	1,357	95	(1,262)	(93.0)%	0.5%	—%
Loss on Early Retirement of Long-Term Debt	(41)	(87)	(46)	112.2%	—%	—%
Net Miscellaneous Income and (Expenses)	201	6	(195)	(97.0)%	0.1%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement and non-cash interest accretion related to deferred payments related to our acquisition activity and from our contingent earn-out consideration. The $0.5 million decline in interest expense is due to a lower principal balance outstanding on our Term Loan B and a lower average outstanding balance on our Revolver.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was entered into on March 28, 2013.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations,” effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, have recorded a gain on bargain purchase for KXFN-AM in St. Louis, Missouri, of $0.1 million. If new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, we will adjust the amounts recognized as of the acquisition date.

For the same period of the prior year, we recorded a gain on the bargain purchase for WSDZ-AM in St. Louis, Missouri, of $0.8 million, for KDIZ-AM in Minneapolis, Minnesota, of $0.3 million and for WWMI-AM in Tampa, Florida, of $0.3 million. We believed that the gain on bargain purchase resulted from various factors that impacted the acquisition price, including, without limitation, Disney’s plan to exit the broadcasting business and divest its Radio Disney properties.

The loss on early retirement of long-term debt reflects the unamortized discount and bank loan fees associated with principal redemptions of our Term Loan B.

Net miscellaneous income and expenses includes royalty income, usage fees for our real estate properties and insurance proceeds.

Provision for Income Taxes

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$6,695	$4,572	$(2,123)	(31.7)%	2.5%	1.7%

The decrease in our provision for income taxes of $2.1 million reflects the impact of pre-tax income of $13.4 million recognized during the year ended December 31, 2016 compared to $17.8 million for the prior year and a $1.6 million out-of-period adjustment to correct an error in our estimated valuation allowance for certain deferred tax assets related to state net operating loss carryforwards that we determined were not more likely than not to be realized that was recorded in September 2016. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 34.0% for the year ended December 31, 2016 compared to 37.5% for the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes and changes in the valuation allowance related to the utilization of certain state net operating loss carryforwards.

Net Income

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$11,150	$8,873	$(2,277)	(20.4)%	4.2%	3.2%

Our net income declined by $2.3 million to $8.9 million for the year ended December 31, 2016 compared to $11.2 million during the prior year. This decline reflects the impact of $7.8 million of impairment charges in 2016 compared to $0.4 million in the prior year and an increase in operating expenses of $7.7 million, that were partially offset by an $8.5 million increase in net revenue and the $2.1 million favorable impact of gains on the sale or disposal of assets in 2016.

Year Ended December 31, 2015 compared to the year ended December 31, 2014

The following factors affected our results of operations and our cash flows for the year ended December 31, 2015 as compared to the prior year:

Financing

Throughout the year ended December 31, 2015, we repaid $2.0 million in principal on our Term Loan B and paid interest through each repayment date compared to $15.3 million in principal plus interest through each repayment date during the prior year.

Equity

Throughout the year ended December 31, 2015, we paid total equity distributions of $6.6 million compared to total equity distributions of $6.2 million during the prior year.

Broadcast Acquisitions

We completed a number of broadcast acquisitions during the year ended December 31, 2015, most notably from Disney’s divestiture of its Radio Disney properties. Of the eleven radio stations that we acquired during 2015, 10 were former Radio Disney properties. With the exception of WSDZ-AM in the St. Louis, Missouri market, each of these acquisitions were in markets in which we already have broadcast facilities and staff, or “tuck-in” acquisitions. We consummate tuck-in acquisitions when we believe it is advantageous to increase the strength and number of our broadcast signals while minimizing costs under our market cluster-operating concept. The St. Louis market, as one of the top 25 radio markets in the United States, provides a unique opportunity to expand our platform in a new market. During the year ended December 31, 2015, we paid $12.4 million of cash to acquire broadcast assets and radio stations. A summary of our broadcast acquisitions during the year ended December 31, 2015, in order of most recent, is as follows:

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

Digital Acquisitions

We continued to expand our digital platform with acquisitions of complementary businesses and assets. During the year ended December 31, 2015, we paid $4.5 million of cash to acquire digital media assets and businesses. A summary of our digital acquisitions and asset purchases, in order of most recent, is as follows:

•	On December 7, 2015, we acquired the Instapray mobile applications and a related website for $0.1 million in cash.

•	On October 29, 2015, we acquired DividendYieldHunter.com for $42,500 in cash, with $21,250 paid at closing and $21,250 payable in January 2016.

•	On September 3, 2015, we acquired a Spanish Bible mobile application and its related website and Facebook properties for $0.5 million in cash.

•	On September 1, 2015, we acquired the DailyBible mobile applications, including all content, code and functionality, for $1.5 million in cash.

•	On July 1, 2015, we acquired DividendInvestor.com for $1.0 million in cash and the assumption of $70,000 in deferred subscription liabilities.

•	On June 4, 2015, we acquired the Gene Smart Wellness e-commerce website for $0.1 million in cash.

•	On May 6, 2015, we acquired domain names, mobile applications and code functionality for the Daily Bible Devotion for $1.1 million in cash. We may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon the achievement of certain benchmarks.

•	On February 6, 2015, we acquired Bryan Perry Newsletters with assets valued at $0.6 million and assumed deferred subscription liabilities of $0.4 million. We paid no cash to the seller upon closing. We recorded an estimated contingent earn-out liability at the discounted present value of $0.2 million based on amounts that we expect to pay in the future. As of September 30, 2015, we have paid $30,000 of cash toward the contingent earn-out installments based on actual subscription revenues.

Divestitures

•	On December 31, 2015, we ceased programming KVCE-AM, Dallas, Texas upon expiration of a TBA.

Net Broadcast Revenue

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$194,094	$197,184	$3,090	1.6%	72.8%	74.2%
Same Station Net Broadcast Revenue	$192,705	$193,796	$1,091	0.6%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2014		2015
	(Dollars in thousands)
Block program time:
National	$44,921	23.2%	$46,401	23.5%
Local	34,600	17.8	36,156	18.4
	79,521	41.0	82,557	41.9
Advertising:
National	14,986	7.7	13,939	7.1
Local	62,566	32.2	63,375	32.1
	77,552	39.9	77,314	39.2
Digital	6,279	3.2	6,680	3.4
Infomercials	3,906	2.0	2,545	1.3
Network	15,822	8.2	15,010	7.6
Other	11,014	5.7	13,078	6.6
Net broadcast revenue	$194,094	100.0%	$197,184	100.0%

Block programming revenue grew by $3.0 million due to an increase in the number of national and local programmers featured on our stations and an increase in programming airtime available from a reduction in the number of infomercials sold. Our Christian Teaching and Talk stations generated a $2.0 million increase in block programming revenue based on a higher number of national and local programs featured while our News Talk stations generated a $1.2 million increase. These increases were partially offset by a $0.3 million decline in local programs on our Spanish Christian Teaching and Talk stations. The increase in the number of programmers featured on-air creates a higher demand for premium time slots. This increase in demand often results in realization of higher rates.

Consolidated broadcast advertising revenue, net of agency commissions, declined by $0.2 million. The decline includes the impact of political advertising, which was $2.0 million during the year ended December 31, 2014 based on the then upcoming local and congressional elections compared to $0.4 million for the year ended December 31, 2015. Excluding the $1.6 million impact of political advertising, net advertising revenue increased by $1.3 million due to increases in demand from local advertisers on our News Talk and Contemporary Christian Music stations. The increases in demand from local advertisers also resulted in the realization of higher rates for premium time slots.

Digital revenues generated from our radio station websites increased $0.4 million based on higher sales volume consistent with our efforts to promote advertising value from our station websites.

Declines in infomercial revenue reflect our effort to feature programming that is tailored to our audience and consistent with our company values. We continue to seek alternatives to infomercial programs that we believe are not of interest to our audience.

Network revenue declined $0.8 million, including a $0.4 million decline in political advertisements and the remainder due to declines in the number of advertisements associated with faith-based movies and educational institutions.

Increases in other revenue include a $0.9 million increase in event revenue generated from higher attendance and sponsorships at local events such as distinguished speakers and concerts, a $0.4 million increase from listener purchase programs that offer our listeners access to special discounts and incentives from local advertisers, and $0.3 million of revenue generated from an FM translator and HD channel agreement.

On a same-station basis, net broadcast revenue increased $1.1 million, which reflects these items net of the impact of revenue generated from newly-acquired stations.

Net Digital Media Revenue

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$45,691	$44,761	$(930)	(2.0)%	17.1%	16.8%

The following table shows the dollar amount and percentage of net digital media for each digital media revenue source.

	Year Ended December 31,
	2014		2015
	(Dollars in thousands)
Digital Advertising, Net	$24,789	54.2%	$24,472	54.7%
Digital Streaming	4,280	9.4	4,472	10.0
Digital Subscriptions	5,825	12.7	5,189	11.6
Digital Downloads	7,982	17.5	7,661	17.1
e-commerce	2,223	4.9	2,371	5.3
Other Revenue	592	1.3	596	1.3
Net Digital Media revenue	$45,691	100.0%	$44,761	100.0%

Digital advertising revenue, net of agency commissions, declined by $0.3 million on a consolidated basis. Included in this amount is a $1.9 million decline in digital advertising revenue generated from Townhall.com due to a reduction in the number of advertising supported email distributions to readers. The decline was offset by an increase in digital advertising revenue of $1.5 million generated from Salem Web Network, including a $1.4 million increase in remnant advertising revenue based on sales volumes. The number of page views generated directly impacts the amount of digital advertising revenue generated for each site. Total page views were negatively impacted by changes in the Facebook newsfeed algorithm that make it more difficult to drive traffic from Facebook to our websites. We are also seeing a shift in the number of desktop page views declining to an increase in mobile page views, which carry lower advertising inventory and rates. Total page views from desktop devices were down 6% from the prior year.

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

E-commerce revenue increased $0.1 million, including a $0.1 million increase in the sales volume of wellness products of which approximately $57,000 was attributable to our acquisition of Gene Smart on June 4, 2015. There were no changes in the retail sales price for products sold year over year. We believe the increase in volume of wellness products sold is directly attributable to our cross-promotion and marketing efforts on our integrated media platform.

Other revenue reflects a $0.2 million increase in event revenue from our RedState Gathering held in August 2015. The RedState Gathering featured several 2016 GOP candidates and was attended by over 750 paid attendees, 185 credentialed media and 100 representatives from 32 co-sponsoring organizations. The increase in event revenue was offset by a $0.2 million decline in the number of digital promotions used under a deferred advertising arrangement.

Net Publishing Revenue

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$26,751	$23,842	$(2,909)	(10.9)%	10.0%	9.0%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2014		2015
	(Dollars in thousands)
Book Sales	$19,552	73.1%	$17,955	75.3%
Estimated Sales Returns & Allowances	(5,759)	(21.5)	(6,404)	(26.9)
E-book Sales	2,655	9.9	1,970	8.3
Self-Publishing Fees	5,121	19.1	5,406	22.7
Print Magazine Subscriptions	2,055	7.7	1,665	7.0
Print Magazine Advertisements	1,983	7.4	1,821	7.6
Other Revenue	1,144	4.3	1,429	6.0
Net Publishing Revenue	$26,751	100.0%	$23,842	100.0%

Consolidated book sale revenues include a $1.7 million decline in print book sales from Regnery Publishing. The decline is directly attributable to the composite mix of titles available in each of the years and the number of these titles that achieve the New York Times bestseller list. The decrease in estimated sales returns and allowances for Regnery Publishing of $0.6 million is consistent with the lower volume of print book sales during the year ended December 31, 2015 as compared to the prior year. These declines were offset by a $0.1 million increase in book sales from Xulon PressTM due to an increase in the number of author submissions.

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

Xulon PressTM self-publishing fees increased $0.3 million due to an increase in the number of authors utilizing the services with no changes in rates compared to the prior year. We believe that our ability to cross-promote the self-publishing services of Xulon PressTM to authors interested in Regnery Publishing provides us with ongoing growth potential.

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

Broadcast Operating Expenses

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$139,206	$140,819	$1,613	1.2%	52.2%	53.0%
Same Station Broadcast Operating Expenses	$138,278	$137,785	$(493)	(0.4)%

Increases in broadcast operating expenses include an increase of $1.6 million in personnel-related costs including sales-based commissions, consistent with the higher revenues generated and an increase in the number of stations owned. Included in this amount is a $0.3 million increase in group health insurance premiums. Facility-related costs increased by $0.9 million due to recent acquisitions and the relocation and consolidation of our facilities in Washington DC, for which we are incurring duplicative rent expense until the build out of our new facility is complete and we can vacate our existing locations. In addition, there was a $0.3 million increase in production and programming expense and a $0.2 million increase in professional services, each of which is attributable to recent acquisitions. These increases were offset by a $1.1 million decrease in bad debt expense due to an increase in collection efforts.

The decline in broadcast operating expenses on a same-station basis reflects these items net of the impact of start-up costs from newly acquired stations. Our cost containment efforts, including the elimination of certain positions that began in March 2015, contributed to the overall savings in net broadcast operating expenses on a same-station basis.

Digital Media Operating Expenses

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$35,590	$35,380	$(210)	(0.6)%	13.4%	13.3%

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

Operating expense for Xulon PressTM increased by $0.1 million, including a $0.1 million increase in the cost of sales and $0.2 million increase in advertising costs, consistent with the increase in revenue, offset by a $0.2 million decrease in bad debt expense attributed to more successful collection efforts.

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

Depreciation expense decreased due to higher depreciation expense recognized in 2014 on capital expenditures such as computer software, data processing and office equipment that have shorter estimated useful lives than tower and broadcasting assets that were acquired in 2013. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

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

For the year ended December 31, 2015, we recorded a net reduction in our contingent earn-out liabilities of $1.7 million compared to a net increase of $0.7 million for the prior year. The changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 in the notes to our consolidated financial statements contained in Item 8 of this annual report for a detailed analysis of the changes in our assumptions and the impact for each contingency.

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

During our annual testing for 2014, which coincided with our budget and financial forecasts process for the following year, we decided to cease publishing Townhall Magazine as of December 2014. We reduced our projected net revenues for the following year and considered ceasing additional print magazines in the future. Although we expect to realize cost savings from the reduction in the number of print magazines produced, we do not expect the cost savings to increase operating margins. Based on the reduction of projected net revenues and the potential to further reduce the number of magazines published, we recorded an impairment charge of $34,000 associated with magazine mastheads.

The impairment was driven by a reduction in the projected net revenues and a reduction in the number of print magazines published. The growth of digital-only publications, which are often free or available at a significantly reduced cost to readers, has hindered the ability of the publishing industry to recover from the economic recession that began in 2008. We believe that the impairments are indicative of trends in the publishing industry as a whole and are not unique to our company or operations.

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

Other Income (Expense)

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$45	$8	$(37)	(82.2)%	—%	—%
Interest Expense, net of Capitalized Interest	(15,993)	(15,429)	564	(3.5)%	(6.0)%	(5.8)%
Change in the Fair Value of Interest Rate Swap	(2,702)	(1,273)	1,429	(52.9)%	(1.0)%	(0.5)%
Gain on Bargain Purchase	—	1,357	1,357	100.0%	—%	0.5%
Loss on Early Retirement of Long-Term Debt	(391)	(41)	350	(89.5)%	(0.1)%	—%
Net Miscellaneous Income	665	201	(464)	(69.8)%	0.2%	0.1%

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

In accordance with the FASB ASC Topic 805 “Business Combinations,” effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, have recorded a gain on the bargain purchase for WSDZ-AM in St. Louis, Missouri, of $0.8 million, for KDIZ-AM in Minneapolis, Minnesota, of $0.3 million and for WWMI-AM in Tampa, Florida, of $0.3 million. We believe that these gains on the bargain purchase resulted from various factors that may have impacted the acquisition price, including, without limitation, Disney’s plan to exit the broadcasting business and divest its Radio Disney properties.

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

Provision for Income Taxes

	Year Ended December 31,
	2014	2015	Change $	Change %	2014	2015
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$4,765	$6,695	$1,930	40.5%	1.8%	2.5%

Our provision for income taxes was $6.7 million for the year ended December 31, 2015 compared to $4.8 million for the prior year. The increase in our provision results from $17.8 million of pre-tax income from continuing operations for the current period compared to a pre-tax income of $10.2 million for the prior year, net of expirations of certain state statute of limitations for prior year deductions and carryovers. Provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 37.5% for the year ended December 31, 2015 compared to 46.5% for the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes and changes in the valuation allowance related to the utilization of certain state net operating loss carryforwards.

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

We believe the following accounting policies and the related judgments and estimates are critical accounting policies that affect the preparation of our consolidated financial statements. For a more comprehensive list of our accounting policies, see Note 1 – Summary of Significant Accounting Policies, in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K. Note 1 contains several other policies which are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

We have accounted for acquisitions for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. Approximately 70% of our total assets at December 31, 2016 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and business segments. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: limited trading volume, the impact of our publishing segment operating losses and the significant voting control of our Chairman and Chief Executive Officer.

The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 12 in the notes to our consolidated financial statements contained in Item 8 of this annual report on form 10-K.

We are permitted to perform a qualitative assessment as to whether it is more likely than not that an indefinite-lived intangible asset is impaired. This qualitative assessment requires significant judgment in considering events and circumstances that may affect the estimated fair value of our indefinite-lived intangible assets and requires that we weigh these events and circumstances by what we believe to be the strongest to weakest indicator of potential impairment. If it is more likely than not that an impairment exists, we are required to perform a quantitative analysis to estimate the fair value of the assets.

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

When we are required to perform a quantitative analysis to estimate the fair value of our broadcast licenses, the Greenfield Method, a form of the income approach is used. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to the operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product inflation rates.

The primary assumptions used in the Greenfield Method are:

(1)	gross operating revenue in the station’s designated market area;
(2)	normalized market share;
(3)	normalized profit margin;
(4)	duration of the “ramp-up” period to reach normalized operations, (which was assumed to be three years);
(5)	estimated start-up costs (based on market size);
(6)	ongoing replacement costs of fixed assets and working capital;
(7)	the calculations of yearly net free cash flows to invested capital; and
(8)	amortization of the intangible asset, or the broadcast license.

When we are required to perform a quantitative analysis to estimate the fair value of mastheads, the relief from royalty method is used. The relief from royalty method estimates the fair value of mastheads through use of a discounted cash flow model that incorporates a hypothetical “royalty rate” that a third-party owner would be willing to pay in lieu of owning the asset. The royalty rate is based on observed royalty rates for comparable assets as of the measurement date. We adjust the selected royalty rate to account for a percentage of the royalty fee that could be attributed to the use of other intangibles, such as goodwill, time in existence, trade secrets and industry expertise. The adjusted royalty rate represents the royalty fee remaining that could be attributed to the use of the masthead only.

When performing Step 1 of our annual impairment testing for goodwill, the fair value of each applicable accounting unit is estimated using a discounted cash flow analysis, which is a form of the income approach. The discounted cash flow analysis utilizes a five to seven year projection period to derive operating cash flow projections from a market participant view. We make certain assumptions regarding future revenue growth based on industry market data, historical performance and expected future performance. We also make assumptions regarding working capital requirements and ongoing capital expenditures for fixed assets.

If the results of Step 1 indicate that the fair value of a reporting unit is less than its carrying value, Step 2 is required. Under Step 2, the implied fair value of the reporting unit, including goodwill, is calculated to determine the amount of the impairment.

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our indefinite-lived intangible assets, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

Sensitivity of Key Broadcasting Licenses and Goodwill Assumptions

When estimating the fair value of our broadcasting licenses and goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. We prepared a sensitivity analysis of these assumptions and the hypothetical non-cash impairment charge that would have resulted if our estimated discount rate were increased.

We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC to determine the impact that such changes would have on the estimated fair value of our broadcast licenses. The sensitivity analysis indicated that a reduction in the long-term revenue growth rate by 100 basis points and an increase in the WACC by 100 basis points would have resulted in an additional impairment to our broadcast licenses of $42.6 million.

We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC, to determine the impact that such changes would have on the estimated fair value of goodwill associated with our broadcasting segment. The sensitivity analysis indicated that reducing the long-term revenue growth rates by 100 basis points and increasing the WACC by 100 basis points would have resulted in an impairment to goodwill associated with our broadcast entities of $0.6 million.

We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC, to determine the impact that such changes would have on the estimated fair value of goodwill associated with our digital media segment. The sensitivity analysis indicated that reducing the long-term revenue growth rates by 100 basis points and increasing the WACC by 100 basis points would have resulted in an impairment to goodwill associated with our digital media entities of $0.4 million.

We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC, to determine the impact that such changes would have on the estimated fair value of goodwill associated with our publishing segment. The sensitivity analysis indicated that reducing the long-term revenue growth rate by 100 basis points and increasing the WACC by 100 basis points would have no incremental impact to the carrying value of goodwill associated with our publishing entities.

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

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our long-lived assets, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of long-lived assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

Business Acquisitions

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

We estimate the economic life of each tangible and intangible asset acquired to determine the period of time in which the asset should be depreciated or amortized. A considerable amount of judgment is required in assessing the economic life of each asset. We consider our own experience with similar assets, industry trends, market conditions and the age of the property at the time of our acquisition to estimate the economic life of each asset. If the financial condition of the assets were to deteriorate, the resulting change in life or impairment of the asset could cause a material impact and volatility in our operating results. To date, we have not experienced changes in the economic life established for each major category of our assets.

Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 12 in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. We recorded a net decrease to our estimated contingent earn-out liabilities of $0.7 million for the year ended December 31, 2016 and $1.7 million during the year ended December 31, 2015. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K.

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of all remaining contingent earn-out consideration however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions.

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

The fair value provisions include guidance on how to estimate the fair value of assets and liabilities in the current economic environment and reemphasize that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 12 in the notes to our consolidated financial statements contained in Item 8 of this annual report on form 10-K.

Contingency Reserves

In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration and other claims that are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  Certain of these proceedings are discussed in Note 14, Commitments and Contingencies, contained in our consolidated financial statements.

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

Sales Returns and Allowances

We provide for estimated returns for products sold with the right of return, primarily book sales associated with Regnery Publishing and nutritional products sold through Eagle Wellness and Gene Smart . We record an estimate of these product returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance of our products. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter advertising revenue included in broadcast revenue for the year ended December 31, 2016 and 2015 was approximately $5.4 million and $6.1 million, respectively. Barter expenses included in broadcast operating expense for the year ended December 31, 2016 and 2015 was approximately $5.3 million and $5.9 million, respectively. Barter advertising revenue included in digital media revenue for the year ended December 31, 2016 and 2015 was approximately $42,000 and $0.1 million, respectively. Barter expenses included in digital media operating expense for the year ended December 31, 2016 and 2015 was approximately $34,000 and $0.1 million, respectively.

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

Fair Value of Equity Awards

We account for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of each award using the Black-Scholes valuation model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the award granted. The exercise price for each award is equal to or greater than the closing market price of Salem Media Group, Inc. common stock as of the date of the award. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of the award, deferred tax assets for awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. We have not modified our estimates or assumptions used in our valuation model. We believe that our estimates and assumptions are reasonable and that our stock based compensation is accurately reflected in our results of operations.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.8 million and $0.7 million at December 31, 2016 and 2015, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. While we had an unusually high level of claims in the third quarter of 2016 due to a larger than normal number of expensive claims, we believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Income Tax Valuation Allowances (Deferred Taxes)

In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of audits conducted by tax authorities. Reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities are established if necessary. Although we believe our judgments, assumptions and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the tax implications are known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of December 31, 2016 to offset $4.2 million of the deferred tax assets related to the state net operating loss carryforwards and $0.3 million associated with asset impairments. During the third quarter of 2016, we identified an error in our estimated valuation allowance for certain deferred tax assets. We recorded an out-of-period adjustment to increase our valuation allowance by $1.6 million for a portion of the deferred tax assets related to state net operating loss carryforwards that we determined were not more likely than not to be realized. For financial reporting purposes, we recorded a valuation allowance of $2.8 million as of December 31, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Income Taxes and Uncertain Tax Positions

We are subject to audit and review by various taxing jurisdictions. We may recognize liabilities on our financial statements for positions taken on uncertain tax positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. It is inherently difficult and subjective to estimate such amounts, as this requires us to make estimates based on the various possible outcomes.

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2016, we recognized a net decrease of $0.1 million in liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at December 31, 2016. The $0.1 million balance at December 31, 2015 included approximately $21,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties previously recorded in income tax expense. Our evaluation was performed for all tax years that remain subject to examination, which range from 2012 through 2015. There are currently no tax examinations in process.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU”) to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. Described below are ASUs that are not yet effective, but may be applicable to our financial position, results of operations, cash flows, or presentation thereof. ASUs not listed below were assessed and determined to not be applicable to our financial position, results of operations, cash flows, or presentation thereof.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which clarifies the scope and application of ASC Topic 610-20 on accounting for the sale or transfer of nonfinancial assets, that is an asset with physical value such as real estate, equipment, intangibles or similar property. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill in Step 2 of the goodwill impairment test. Under ASU 2017-04, goodwill impairment charges will be based on the excess of a reporting unit’s carrying amount over its fair value as determined in Step 1 of the testing. ASU 2017-04 is effective for interim and annual testing dates after January 1, 2019, with early adoption permitted for interim and annual goodwill impairment testing dates after January 1, 2017. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)” which amends the Codification to incorporate SEC staff views regarding recently issued accounting standards and investments in qualified affordable housing projects. The guidance requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect the adoption of ASU 2017-03 to impact our financial position, results of operations, cash flows, or presentation thereof.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In December 2016, the FASB issued ASU 2016-19 “Technical Corrections and Improvements,” which covers a wide range of topics in the Codification. The amendments in this update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. ASU 2016-19 is effective upon issuance for amendments that do not have transition guidance, and for fiscal years beginning after December 15, 2016, and interim periods within those years for all other amendments with early adoption permitted. The adoption of ASU 2016-19 did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In November 2016, the FASB issued ASU 2016-18, “Statements of Cash Flows (Topic 230): Restricted Cash” which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of ASU 2016-18 to have a material impact on our cash flows or presentation thereof.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing diversity in practice related to eight specific types of transactions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial cash flows or presentation thereof.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption is permitted. We do not expect the adoption of ASU 2016-09 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2015-11 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016, within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The guidance is effective for us as of January 2018, the first interim period within fiscal years beginning on or after December 15, 2017, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We have developed a project plan for the implementation of ASC 606 and all related ASU’s as of the effective date with further analysis planned during 2017 to complete the implementation plan. Based on our evaluation of a sample of revenue contracts with customers against the requirements of the standard, we believe that the reporting of revenue as principal (gross) or agent (net) will impact our consolidated financial statements. We may sell advertising that includes placement on third party websites that we currently report on a gross basis as principal due to having latitude in establishing the sales price and bearing credit risk. Under new guidance, we will report this revenue net as agent because the third party is primarily responsible for fulfilling the service. Preliminarily, we plan to adopt Topic 606 pursuant to the (1) retrospective application method of Topic 606 and we do not currently believe that there will be a material impact to our revenues upon adoption. We continue to evaluate the impact of our pending adoption of Topic 606 and our preliminary assessments are subject to change.

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

Our cash and cash equivalents balance was unchanged at $0.1 million at December 31, 2016 and 2015. Our working capital increased $3.3 million to $16.4 million as of December 31, 2016 compared to $13.1 million as of December 31, 2015 due to a reduction in the current portion of long-term debt of $5.1 million offset by a $1.4 million increase in accounts payable and accrued expenses.

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

Net cash provided by operating activities during the year ended December 31, 2016 increased by $2.7 million to $38.9 million compared to $36.1 million during the prior year. The increase in cash provided by operating activities includes the impact of the following items:

•	Net income decreased $2.3 million to $8.9 million compared to $11.2 million for the same period of the prior year due to a $7.3 million increase in non-cash impairment charges;
•	Miscellaneous other receivables decreased $1.2 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 64 days at December 31, 2016 compared to 68 days for the same period of the prior year;
•	Net accounts payable and accrued expenses increased $1.3 million to $28.8 million from $27.5 million as of the same period of the prior year; and
•	Net inventories on hand decreased $0.2 million to $0.7 million at December 31, 2016 compared to an increase of $0.3 million to $0.9 million at December 31, 2015.

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

During 2017, we expect to close on the acquisition of several FM translators and have the option to acquire radio station KHTE-FM in Little Rock, Arkansas. We plan to fund these asset purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities. These transactions include:

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

We entered into agreements to acquire FM translators or FM translator construction permits during the applicable windows of the FCC AM Revitalization program, or “AMR.” that included several initiatives intended to benefit AM broadcasters. We believe that securing these FM translators allows us to increase our listening audience by providing enhanced coverage and reach of our existing AM broadcasts. As of December 31, 2016, we have $36,000 of cash deposited into escrow accounts associated with APA’s for these FM translator and FM translator construction permits as follows:

Date APA Entered	Permit or ID	Authorized Site - Current	Purchase Price	Escrow Deposits	Date Closed	Market
			(Dollars in thousands)
7/25/2016	K283CA	Festus, Missouri *	40	8	-	St. Louis, Missouri
7/26/2016	K294CP	Roseburg, Oregon *	45	9	3/01/2017	Portland, Oregon
7/26/2016	K276FZ	Eaglemount, Washington *	40	8	-	Portland, Oregon
8/25/2016	K278BH	Astoria, Oregon	33	7	1/16/2017	Seattle, Washington
9/22/2016	K260CG	Mohave Valley, Arizona*	20	2	1/6/2017	Phoenix, Arizona
10/07/2016	K279CM	Quartz Site, Arizona *	20	2	-	To be determined

* Indicates that the purchase is for an FM translator construction permit.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $8.7 million during 2017.

Net cash used in investing activities during the year ended December 31, 2016 decreased $13.7 million to $15.5 million compared to $29.2 million during the prior year. The decrease in cash used for investing activities includes:

•	Cash paid for acquisitions decreased $8.5 million to $8.4 million compared to $16.9 million during the same period of the prior year;
•	Cash paid for capital expenditures net of tenant improvement allowances increased $0.6 million to $9.4 million compared to $8.8 million during the same period of the prior year;
•	Cash received from the sale of assets was $3.1 million compared to $10,000 during the same period of the prior year; and
•	Capital expenditures for leasehold improvements reimbursable under tenant improvement allowances decreased $2.4 million to $0.6 million compared to $3.0 million during the same period of the prior year.

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

We believe that cash payments for deferred installments and contingent earn-out consideration that were entered contemporaneously with an acquisition are appropriately recorded as financing activities. These payments are similar to seller financing arrangements in that cash payments are typically due one to three years after the acquisition date. We referred to guidance in FASB ASC Topic 230-10-45-13 (c) which states that only advance payments, down payments, or other amounts paid at the time of purchase or soon before or after a purchase of property, plant and equipment and other productive assets are investing cash outflows. The guidance clarifies that incurring directly related debt to the seller is a financing transaction and that subsequent payments of that debt are financing cash outflows. This is consistent with the guidance in FASB ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows issued in August 2016. During the year ended December 31, 2016, we paid $0.1 million in cash for contingent earn-out consideration due under acquisition agreements and $3.6 million in cash for the deferred installments.

During the year ended December 31, 2016, the principal balances outstanding under our credit facilities ranged from $263.5 million to $278.1 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.8 million in 2017. However, the actual declaration of dividends and equity distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and depend upon future earnings, cash flows, financial and legal requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. Adjusted EBITDA is a non-GAAP financial measure defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash used in financing activities during the year ended December 31, 2016 increased $16.4 million to $23.3 million compared to $6.9 million during the prior year. The decrease in cash used for financing activities includes:

•	We repaid $11.0 million of principal outstanding on the Term Loan B compared to $2.0 million of principal during the same period of the prior year;
•	We paid $3.6 million of cash against deferred installments due under our purchase agreements during the year ended December 31, 2016 compared to $0.9 million for the same period of the prior year;
•	The book overdraft decreased $2.1 million to $12,000 during the year ended December 31, 2016 compared to $2.1 million for the same period of the prior year;

•	We paid $0.1 million of cash for the amount earned under the contingent earn-out provision of our purchase agreements during the year ended December 31, 2016 compared to $1.2 million during the same period of the prior year; and

•	We paid cash equity distributions of $6.7 million, on our Class A and Class B common stock compared to $6.6 million during the same period of the prior year.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the twelve months ended December 31, 2015 and 2016, approximately $0.2 million, respectively, of the discount has been recognized as interest expense.

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

We have made prepayments on our Term Loan B, including interest due as of the date of the repayment as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
December 30, 2016	$5,000	$12
November 30, 2016	1,000	3
September 30, 2016	1,500	4
September 30, 2016	750	—
June 30, 2016	441	1
June 30, 2016	750	—
March 31, 2016	750	—
March 17, 2016	809	2
January 30, 2015	2,000	15
December 31, 2014	4,000	16
November 28, 2014	4,000	15
September 29, 2014	5,000	18
March 31, 2014	2,250	8
December 30, 2013	750	3
September 30, 2013	4,000	16
June 28, 2013	4,000	14

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

Debt issue costs are being amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For each of the twelve months ended December 31, 2015 and 2016, approximately $0.6 million of the debt issue costs associated with the Term Loan B were recognized as interest expense.

Debt issue costs associated with our Revolver are recorded as an asset in accordance with ASU 2015-15. These costs are being amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For each of the twelve months ended December 31, 2015 and 2016, we recorded amortization of deferred financing costs of approximately $0.1 million each.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo Bank, National Association’s (“Wells Fargo”) base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At December 31, 2016, the blended interest rate on amounts outstanding under the Term Loan B and Revolver including the impact of the interest rate swap agreement was 5.08%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and stepped up to 2.50 to 1.0 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of December 31, 2016, our leverage ratio was 4.96 to 1 compared to our compliance covenant of 6.00 and our interest coverage ratio was 3.57 compared to our compliance ratio of 2.50. We were in compliance with our debt covenants under the credit facility at December 31, 2016.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	December 31, 2015	December 31, 2016
	(Dollars in thousands)
Term Loan B principal amount	$274,000	$263,000
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(3,225)	(2,371)
Term Loan B net carrying value	270,775	260,629
Revolver	3,306	477
Capital leases and other loans	674	568
	274,755	261,674
Less current portion	(5,662)	(590)
	$269,093	$261,084

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2016:

•	Outstanding borrowings of $263.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%;
•	Outstanding borrowings of $0.5 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%;
•	Commitment fees of 0.50% on any unused portion of the Revolver; and
•	Quarterly interest payments on $150.0 million notional amount interest rate swap agreement with Wells Fargo based on a LIBOR floor of 0.625% and a fixed rate of 1.645%.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2015 and 2016 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2016 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ending December 31,	(Dollars in thousands)
2017	$590
2018	3,105
2019	3,103
2020	254,735
2021	120
Thereafter	21
$261,674

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

Under FASB ASC Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We have incurred significant impairment losses in prior years with regard to our indefinite-lived intangible assets as well as a $7.8 million charge in the year ended December 31, 2016. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2015 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

We enter into various agreements in the normal course of business that contain minimum guarantees. The typical minimum guarantee is tied to future revenue amounts that exceed the contractual level. Accordingly, the estimated fair value of these arrangements is zero. We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and update our computer infrastructures. We expect to incur capital expenditures of approximately $8.7 million throughout the twelve months ending December 31, 2017; the nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management.

The following table summarizes our aggregate contractual obligations at December 31, 2016, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual		Less than	1–3	3–5	More Than 5
Obligations	Total	1 year	years	years	years
	(Dollars in thousands)
Long-term debt, including current portion	$261,106	$477	$6,000	$254,629	$—
Interest payments on long-term debt (1)	38,288	11,793	23,539	2,956	—
Capital lease obligations and other loans	568	113	208	226	21
Operating leases	84,256	11,698	21,883	18,566	32,109
Deferred cash payments	316	316	—	—	—
Contingent earn-out consideration (2)	66	66	—	—	—
Talent Agreements (3)	6,619	2,503	3,396	720	—
Other Contracts (4)	1,562	362	1,200	—	—
Total contractual cash obligations	$392,781	$27,328	$56,226	$277,097	$32,130

(1)	Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2016 rates. Interest ultimately paid on these obligations will differ based on changes in interest rates for variable-rate debt, as well as any potential repayments or future refinancing. See Note 11 in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information.

(2)	Maximum amount of contingent earn-out consideration payable over two years associated with our acquisitions of Turner Trends on September 13, 2016, Daily Bible Devotion on May 6, 2015 and Bryan Perry Newsletters on February 6, 2015. See Note 5 to the accompanying consolidated financial statements included in this annual report on Form 10-K for further details.

(3)	Talent agreements are typically one to three years in length with various renewal dates. The liability shown is based on agreements in effect as of December 31, 2016. Future payments will vary as the agreements are renewed.

(4)	Other contracts consist of purchase commitments, including APA’s as of December 31, 2016.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $0.5 million as of December 31, 2016, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 12 in the notes to our consolidated financial statements contained in Item 8 of this annual report on Form 10-K for additional information.

	As of December 31, 2015	As of December 31, 2016
	(Dollars in thousands)
Fair value of interest rate swap liability	$798	$514

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Salem Media Group, Inc.

Camarillo, California

We have audited the accompanying consolidated balance sheet of Salem Media Group, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2016. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the year ended December 31, 2016 as listed in Item 15(a)2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2017, expressed an adverse opinion thereon.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Salem Media Group, Inc.

We have audited the accompanying consolidated balance sheet of Salem Media Group, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ending December 31, 2015 and 2014. Our audit also included the financial statement schedule of the Company listed in Item 15(a) for each of these years. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows for the year ending December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP
Los Angeles, California
March 11, 2016

SALEM MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$98	$130
Trade accounts receivable (net of allowances of $13,479 in 2015 and $10,420 in 2016)	37,181	37,260
Other receivables (net of allowances of $371 in 2015 and $260 in 2016)	1,981	751
Inventories (net of reserves of $1,855 in 2015 and $2,226 in 2016)	893	670
Prepaid expenses	6,285	6,287
Deferred income taxes	9,813	9,411
Land held for sale	1,700	1,000
Total current assets	57,951	55,509
Notes receivable (net of allowance of $528 in 2015 and $564 in 2016)	173	65
Property and equipment (net of accumulated depreciation of $162,382 in 2015 and $156,024 in 2016)	105,483	102,790
Broadcast licenses	393,031	388,517
Goodwill	24,563	25,613
Other indefinite-lived intangible assets	833	332
Amortizable intangible assets (net of accumulated amortization of $39,454 in 2015 and $44,488 in 2016)	11,481	14,408
Deferred financing costs	151	82
Other assets	2,500	2,952
Total assets	$596,166	$590,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,177	$4,968
Accrued expenses	14,032	15,658
Accrued compensation and related expenses	8,297	8,133
Accrued interest	16	77
Current portion of deferred revenue	11,549	9,491
Income taxes payable	73	223
Current portion of long-term debt and capital lease obligations	5,662	590
Total current liabilities	44,806	39,140
Long-term debt and capital lease obligations, less current portion	269,093	261,084
Fair value of interest rate swap	798	514
Deferred income taxes	57,082	60,769
Deferred rent expense	8,300	9,596
Deferred revenue less current portion	5,630	5,252
Other long-term liabilities	636	67
Total liabilities	386,345	376,422
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,246,134 and 22,593,130 issued and 19,928,484 and 20,275,480 outstanding at December 31, 2015 and 2016, respectively	223	226
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2015 and 2016, respectively	56	56
Additional paid-in capital	241,780	243,607
Accumulated earnings	1,768	3,963
Treasury stock, at cost (2,317,650 shares at December 31, 2015 and 2016)	(34,006)	(34,006)
Total stockholders’ equity	209,821	213,846
Total liabilities and stockholders’ equity	$596,166	$590,268

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2014	2015	2016
Net broadcast revenue	$194,094	$197,184	$202,016
Net digital media revenue	45,691	44,761	46,777
Net publishing revenue	26,751	23,842	25,528
Total net revenue	266,536	265,787	274,321
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $1,454, $1,509 and $1,663 for the years ended December 31, 2014, 2015 and 2016, respectively, paid to related parties)	139,206	140,819	146,283
Digital media operating expenses, exclusive of depreciation and amortization shown below	35,590	35,380	36,290
Publishing operating expenses exclusive of depreciation and amortization shown below	26,143	24,774	26,209
Unallocated corporate expenses, exclusive of depreciation and amortization shown below (including $274, $133 and $301 for the years ended December 31, 2014, 2015 and 2016, respectively, paid to related parties)	17,092	15,146	14,994
Depreciation	12,629	12,417	12,205
Amortization	6,196	5,324	5,071
Change in the estimated fair value of contingent earn-out consideration	734	(1,715)	(689)
Impairment of long-lived assets	—	—	700
Impairment of indefinite-lived long-term assets other than goodwill	34	—	7,041
Impairment of goodwill	45	439	32
Impairment of amortizable intangible assets	—	—	8
(Gain) loss on the sale or disposal of assets	251	181	(1,901)
Total operating expenses	237,920	232,765	246,243
Operating income	28,616	33,022	28,078
Other income (expense):
Interest income	45	8	6
Interest expense, net of capitalized interest	(15,993)	(15,429)	(14,938)
Change in the fair value of interest rate swap	(2,702)	(1,273)	285
Gain on bargain purchase	—	1,357	95
Loss on early retirement of long-term debt	(391)	(41)	(87)
Net miscellaneous income and expenses	665	201	6
Income from operations before income taxes	10,240	17,845	13,445
Provision for income taxes	4,765	6,695	4,572
Net income	$5,475	$11,150	$8,873

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2014	2015	2016
Basic earnings per share data:
Basic earnings per share Class A and Class B common stock	$0.21	$0.43	$0.34

Diluted earnings per share data:
Diluted earnings per share Class A and Class B common stock	$0.21	$0.43	$0.34

Distributions per share Class A and Class B common stock	$0.24	$0.26	$0.26

Basic weighted average Class A and Class B shares outstanding	25,336,809	25,426,732	25,669,538

Diluted weighted average Class A and Class B shares outstanding	26,081,175	25,887,819	26,034,990

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B
	Common Stock		Common Stock		Additional	Retained
					Paid-In	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Stock	Total
Stockholders' equity, December 31, 2013	21,803,303	$218	5,553,696	$56	$237,579	$(2,062)	$(34,006)	$201,785
Stock-based compensation	—	—	—	—	1,576	—	—	1,576
Options exercised	278,837	3	—	—	1,218	—	—	1,221
Tax benefit related to stock options exercised	—	—	—	—	120	—	—	120
Cash distributions	—	—	—	—	—	(6,183)	—	(6,183)
Net income	—	—	—	—	—	5,475	—	5,475
Stockholders' equity, December 31, 2014	22,082,140	221	5,553,696	56	240,493	(2,770)	(34,006)	203,994
Stock-based compensation	—	—	—	—	771	—	—	771
Options exercised	163,994	2	—	—	383	—	—	385
Tax benefit related to stock options exercised	—	—	—	—	133	—	—	133
Cash distributions	—	—	—	—	—	(6,612)	—	(6,612)
Net income	—	—	—	—	—	11,150	—	11,150
Stockholders' equity, December 31, 2015	22,246,134	223	5,553,696	56	241,780	1,768	(34,006)	209,821
Stock-based compensation	—	—	—	—	582	—	—	582
Options exercised	336,996	3	—	—	990	—	—	993
Lapse of restricted shares	10,000	—	—	—	—	—	—	—
Tax benefit related to stock options exercised	—	—	—	—	255	—	—	255
Cash distributions	—	—	—	—	—	(6,678)	—	(6,678)
Net income	—	—	—	—	—	8,873	—	8,873
Stockholders' equity, December 31, 2016	22,593,130	$226	5,553,696	$56	$243,607	$3,963	$(34,006)	$213,846

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2015	2016
OPERATING ACTIVITIES
Net income	$5,475	$11,150	$8,873
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	1,576	771	582
Tax benefit related to stock options exercised	120	133	255
Depreciation and amortization	18,825	17,741	17,276
Amortization of deferred financing costs	643	628	631
Accretion of financing items	187	188	206
Accretion of acquisition-related deferred payments and contingent earn-out consideration	576	349	70
Provision for bad debts	3,026	1,733	941
Deferred income taxes	4,375	6,313	4,089
Impairment of long-lived assets	—	—	700
Impairment of indefinite-lived long-term assets other than goodwill	34	—	7,041
Impairment of goodwill	45	439	32
Impairment of amortizable intangible assets	—	—	8
Change in the fair value of interest rate swap	2,702	1,273	(285)
Change in the estimated fair value of contingent earn-out consideration	734	(1,715)	(689)
(Gain) loss on the sale or disposal of assets	251	181	(1,901)
Gain on bargain purchase	—	(1,357)	(95)
Loss on early retirement of debt	391	41	87
Changes in operating assets and liabilities:
Accounts receivable	4,101	1,461	4,236
Inventories	(27)	(307)	223
Prepaid expenses and other current assets	237	(705)	(2)
Accounts payable and accrued expenses	538	(6,482)	(819)
Deferred rent	643	3,745	1,330
Deferred revenue	(1,414)	(72)	(4,106)
Other liabilities	(1,125)	703	33
Income taxes payable	12	(81)	150
Net cash provided by operating activities	41,925	36,130	38,866
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(9,363)	(8,833)	(9,414)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(711)	(3,034)	(620)
Escrow deposits related to acquisitions	(65)	—	(36)
Deposit received under option agreement for radio station sales	—	—	450
Purchases of broadcast assets and radio stations	(6,195)	(12,411)	(1,758)
Purchases of digital media businesses and assets	(3,713)	(4,472)	(3,253)
Purchases of publishing businesses and assets	(2,774)	—	(3,403)
Proceeds from the sale of assets	1,370	10	3,147
Other	(283)	(443)	(606)
Net cash used in investing activities	(21,734)	(29,183)	(15,493)
FINANCING ACTIVITIES
Payments under Term Loan B	(15,250)	(2,000)	(11,000)
Proceeds from borrowings under Revolver	56,510	60,219	43,909
Payments on Revolver	(54,726)	(58,698)	(46,738)
Payments of costs related to bank credit facility	(13)	—	—

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2014	2015	2016
Payments of acquisition-related contingent earn-out consideration	(300)	(1,204)	(111)
Payments of deferred installments due from acquisition activity	—	(935)	(3,621)
Proceeds from exercise of stock options	1,221	385	993
Payment of cash distribution on common stock	(6,183)	(6,612)	(6,678)
Payments on capital lease obligations	(130)	(112)	(107)
Book overdraft	(1,352)	2,075	12
Net cash used in financing activities	(20,223)	(6,882)	(23,341)
Net increase (decrease) in cash and cash equivalents	(32)	65	32
Cash and cash equivalents at beginning of year	65	33	98
Cash and cash equivalents at end of year	$33	$98	$130

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Cash paid for interest net of capitalized interest	$14,518	$14,289	$14,038
Cash paid for income taxes	$257	$330	$78
Other supplemental disclosures of cash flow information:
Barter revenue	$6,227	$6,204	$5,470
Barter expense	$6,052	$5,990	$5,341

Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$670	$2,998	$620
Non-cash capital expenditures for property & equipment acquired trade agreements	$41	$36	$—
Estimated present value of contingent earn-out consideration	$2,047	$300	$66
Current value of deferred cash payments (short-term)	$600	$21	$1,640
Present value of deferred cash payments (due 2015)	$893	$—	$—
Present value of deferred cash payments (due 2016)	$2,289	$—	$—
Assets acquired under capital leases	$64	$—	$—

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

Description of Business

Salem is a domestic multimedia company with integrated operations including radio broadcasting, digital media, and publishing. Effective as of February 19, 2015, we changed our name from Salem Communications Corporation to Salem Media Group, Inc. to more accurately reflect our multimedia business. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com.

We have three operating segments, (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 20 – Segment Data. Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network) and Salem Media RepresentativesTM (“SMR”). SRN, SNN, and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in nine U.S. cities, specializes in placing national advertising on religious and other commercial radio stations.

Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, CrossCards.com, LighSource.com, Jesus.org, BibleStudyTools.com, iBelieve.com, CCMmagazine.com and ChristianHeadlines.com,. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com, RedState.com, and BearingArms.com. We also issue digital newsletters, including Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Church product websites including WorshipHouseMedia.com, SermonSpice.com, SermonSearch.com, and ChurchStaffing.com offer downloads and service platforms to pastors and other educators. Our web content is accessible through all of our radio station websites that feature content of interest to local audiences throughout the United States.

Digital media includes our e-commerce sites, Eagle Wellness and Gene Smart Wellness. These e-commerce sites offer health advice and nutritional products.

Our publishing operating segment is comprised of three businesses: (1) Regnery Publishing is a traditional book publisher that has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D'Souza; (2) Salem Author Services, our self-publishing services for authors through Xulon Press and Hillcrest Media; and (3) Salem Publishing™ which produces and distributes five print magazines and one digital magazine.

Cash and Cash Equivalents

We consider all highly liquid debt instruments, purchased with an initial maturity of three-months or less, to be cash equivalents. The carrying value of our cash and cash equivalents approximated fair value at each balance sheet date.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt. We capitalized interest of $0.2 million and $0.1 million during the years ended December 31, 2016 and 2015, respectively. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized if they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Estimated Life
Buildings	40 years
Office furnishings and equipment	5 -10 years
Antennae, towers and transmitting equipment	10 - 20 years
Studio, production and mobile equipment	5 - 10 years
Computer software and website development costs	3 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	Lesser of useful life or remaining lease term

The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and business units for indicators of impairment. When indicators of impairment are present, and the cash flows estimated to be generated from these assets is less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded. See Note 9 – Property and Equipment.

Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40 “Internal-Use Software.” Capitalized costs are generally amortized over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. We capitalized $2.3 million, $2.2 million and $3.9 million during the years ended December 31, 2016, 2015 and 2014, respectively, related to internally developed software and website development costs. Amortization expense of amounts capitalized was $2.5 million, $2.4 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. During 2016, we recorded an impairment of approximately $8,000 associated with amortizable assets within our wellness products business. See Note 2 – Impairment of Goodwill and Other Non-Amortizable Assets and Note 10 – Amortizable Intangible Assets. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the year’s ended December 31, 2015 or 2014.

Broadcast Licenses

In the case of our broadcast radio stations, we would not be able to operate the properties without the related FCC broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for FCC renewal and all of our broadcast licenses have been renewed at the end of their respective periods. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. The weighted-average period before the next renewal of our broadcasting licenses is 4.5 years.

We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

The second step of our qualitative assessment consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or Station Operating Income (“SOI”) defined as net broadcast revenue less broadcast operating expenses. See Item 6 – Selected Financial Data within this annual report for information on SOI, a non-GAAP measure. Numerous trade organizations and analysts review these radio station sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a conservative indicator of fair value.

Goodwill and Other Indefinite-Lived Intangible Assets

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” Approximately 70% of our total assets as of December 31, 2016, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We do not amortize goodwill and other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

The unit of accounting we use to test goodwill associated with our radio stations is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. Nineteen of our 34 market clusters have goodwill associated with them as of our annual testing period ending December 31, 2016.

The unit of accounting we use to test goodwill in our radio networks is the entity level, which includes Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Todays Christian Music (“TCM”) and Singing News Network (formerly Solid Gospel Network. The entity level is the level reviewed by management for which discreet financial information is available. One of our five networks has goodwill associated with it as of our annual testing period ending December 31, 2016.

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

The unit of accounting we use to test goodwill in our publishing segment is the entity level, which includes Regnery Publishing, Xulon Press, and Hillcrest Media. Regnery Publishing is our book publishing entity based in Washington DC, with a stand-alone facility under one general manager, with operating results and cash flows of reported at the entity level. Xulon Press and Hillcrest Media also operate from a stand-alone facility in Orlando, Florida under one general manager who is responsible for the separately stated operating results and cash flows.

We perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets in market cluster are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate fair value using a market approach and compare the estimated fair value of a market cluster to its carrying value, including goodwill. If the carrying amount, including goodwill, exceeds the estimated fair value of the market cluster, a potential indication exists that the amount of goodwill attributed to that market cluster may be impaired.

When performing Step 1 of our annual impairment testing of goodwill, the fair value of the entity is estimated using a discounted cash flow analysis, a form of the income approach. The discounted cash flow analysis utilizes a five to seven year projection period to derive operating cash flow projections from a market participant view. We make certain assumptions regarding future revenue growth based on industry market data, historical performance and expected future performance. We also make assumptions regarding working capital requirements and ongoing capital expenditures for fixed assets.

Future net free cash flows are calculated on a debt free basis and discounted to present value using a risk adjusted discount rate. The terminal year value is calculated using the Gordon constant growth method and long-term growth rate assumptions based on long-term industry growth and GDP inflation rates. The resulting fair value estimates, net of any interest bearing debt, are compared to the carrying value of each reporting units’ net assets.

We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entities operating income to estimate the fair value. We believe that a multiple of four is a conservative indicator of fair value as described above.

If the carrying amount, including goodwill, exceeds the estimated fair value of the reporting unit, an indication exists that the amount of goodwill attributed to that entity may be impaired. When we have indication of impairment, we engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. If the results of Step 1 indicate that the carrying value of a reporting unit exceeds its fair value, Step 2 is required. Under Step 2, the implied fair value of the reporting unit, including goodwill, is calculated to determine the amount of the impairment.

Other Indefinite-Lived Intangible Assets

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

Business Acquisitions

We account for business acquisitions in accordance with the acquisition method of accounting as specified in FASB ASC Topic 805 “Business Combinations.” The total acquisition consideration is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. The excess of consideration paid over the estimated fair values of the net assets acquired is recorded as goodwill and any excess of fair value of the net assets acquired over the consideration paid is recorded as a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, recorded a gain on bargain purchase of $0.1 million for KXFN-AM in St. Louis, Missouri during the year ended December 31, 2016. During the year ended December 31, 2015 recorded a gain on bargain purchase of $1.4 million, including $0.8 million for WSDZ-AM in St. Louis, Missouri, $0.3 million for KDIZ-AM in Minneapolis, Minnesota, and $0.3 million for WWMI-AM in Tampa, Florida. We believe that these gains on bargain purchase resulted from various factors that may have impacted the acquisition price, including, without limitation, that Disney was eager to divest of their Radio Disney properties in 2015 and the seller of WSDZ-AM was under a receivership.

Acquisitions may include contingent earn-out consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts. See Note 4 – Acquisitions and Recent Transactions and Note 5 – Contingent Earn-Out Consideration.

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

Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the expected contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurements as discussed in Note 12 to our consolidated financial statements.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. See Note 5 – Contingent Earn-Out Consideration.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter revenue included in broadcast revenue for the years ended December 31, 2016, 2015 and 2014 was approximately $5.4 million, $6.1 million and $6.0 million, respectively. Barter expenses included in broadcast operating expense for the years ended December 31, 2016, 2015 and 2014 were approximately $5.3 million, $5.9 million and $6.0 million, respectively. Barter revenue included in digital media revenue for the years ended December 31, 2016, 2015 and 2014 was approximately $42,000, $0.1 million and $0.2 million, respectively. Barter expenses included in digital media operating expense for the years ended December 31, 2016, 2015 and 2014 were approximately $34,000, $0.1 million and $0.1 million, respectively.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. See Note 15 – Stock Incentive Plan.

Advertising and Promotional Cost

Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $12.3 million, $11.3 million and $11.5 million for each of the years ending December 31, 2016, 2015 and 2014, respectively.

Leases

We lease broadcast towers, transmitter sites and office space throughout the United States. We review each lease agreement upon inception to determine the appropriate classification of the lease as a capital lease or operating lease based on the factors listed in FASB ASC Topic 840 “Leases.” Our current lease terms generally range from one to twenty-five years with rent expense recorded on a straight-line basis for financial reporting purposes. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Rent expense, exclusive of intercompany leases eliminated during consolidation, was $15.3 million, $14.8 million and $13.8 million, respectively, for each of the years ended December 31, 2016, 2015 and 2014.

Deferred rental revenue was $4.3 million as of December 31, 2016 compared to $4.4 million as of the prior year.

Leasehold Improvements

We may construct or otherwise invest in leasehold improvements to properties. The costs of these leasehold improvements are capitalized and depreciated over the shorter of the estimated useful life of the improvement or the lease term including anticipated renewal periods.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities that are subject to a high degree of variability due to unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.8 million and $0.7 million at December 31, 2016 and 2015, respectively. Changes in the number and/or the amount of claims could cause a material impact and volatility in our operating results. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. While we had an unusually high level of claims in the third quarter of 2016 due to a larger than normal number of expensive claims, we believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on our Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $0.5 million as of December 31, 2016, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 12 to our consolidated financial statements.

	As of December 31, 2015	As of December 31, 2016
	(Dollars in thousands)
Fair value of interest rate swap liability	$798	$514

Fair Value Measurements and Disclosures

As of December 31, 2016, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company. See Note 12 – Fair Value Measurements and Disclosures.

Long-term Debt and Debt Covenant Compliance

Our classification of outstanding borrowings on our Term Loan B as long-term debt on our balance sheet is based on our assessment that, under the terms of our Credit Agreement and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made within the next twelve months. The Term Loan B has a term of seven years, maturing in March 2020. We are required to make principal payments of $750,000 per quarter, which began on September 30, 2013; however, repayments may be made against the outstanding balance. Each repayment of the Term Loan B is applied ratably to each of the next four principal installments thereof in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

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

We adopted ASU 2015-03, as amended by ASU 2015-15, as of the effective date of January 1, 2016. Debt issue costs are being amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. We chose to continue presentation of debt issue costs associated with our Revolver as an asset in accordance with ASU 2015-15. We have retrospectively accounted for the implementation of ASU 2015-03 and ASU 2015-15 as a change in accounting principle. Costs of the Revolver are being amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%.

Income Tax Valuation Allowances (Deferred Taxes)

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the tax implications are known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of December 31, 2016 and $2.8 million as of December 31, 2015, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. During the third quarter of 2016, we identified an error in our estimated valuation allowance for certain deferred tax assets. We recorded an out-of-period adjustment to increase our valuation allowance by $1.6 million for a portion of the deferred tax assets related to state net operating loss carryforwards that we determined were not more likely than not to be realized. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Income Taxes and Uncertain Tax Positions

We are subject to audit and review by various taxing jurisdictions. We may recognize liabilities on our financial statements for positions taken on uncertain tax positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. It is inherently difficult and subjective to estimate such amounts, as this requires us to make estimates based on the various possible outcomes.

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During 2016, we recognized a net decrease of $0.1 million in liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at December 31, 2016. The $0.1 million balance at December 31, 2015 included approximately $21,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties previously recorded in income tax expense. Our evaluation was performed for all tax years that remain subject to examination, which range from 2012 through 2015. There are currently no tax examinations in process.

Effective Tax Rate

Our provision for income tax as a percentage of operating income before taxes, or our effective tax rate, may be impacted by:

(1)	changes in the level of income in any of our taxing jurisdictions;
(2)	changes in statutes and rules applicable to taxable income in the jurisdictions in which we operate;
(3)	changes in the expected outcome of income tax audits;
(4)	changes in the estimate of expenses that are not deductible for tax purposes;
(5)	income taxes in certain states where the states’ current taxable income is dependent on factors other than consolidated net income;
(6)	the addition of operations in states that on average have different income tax rates from states in which we currently operate, and
(7)	the effect of previously reported temporary differences between the and financial reporting bases of assets and liabilities.

Our annual effective tax rate may also be materially impacted by tax expense associated with non-amortizable assets such as broadcast licenses and goodwill as well as changes in the deferred tax valuation allowance. An impairment loss for financial statement purposes will result in an income tax benefit during the period incurred as the amortization of broadcasting licenses and goodwill is deductible for income tax purposes.

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

While we believe that the final resolution of any known maters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources. See Note 14 – Commitments and Contingencies.

Gain or Loss on the Sale or Disposal of Assets

We record gains or losses on the sale or disposal of assets equal to the proceeds, if any, as compared to the net book value. Exchange transactions are accounted for in accordance with FASB ASC Topic 845 “Non-Monetary Transactions.” During the year ended December 31, 2016, we recorded a $1.9 million pre-tax gain which included a $1.9 million gain on the sale of our Miami tower site and a $0.7 million gain from a land easement in our South Carolina market offset by a $0.4 million charge associated with leasehold improvements that were abandoned during the relocation of our offices in Washington D.C. market and various fixed asset disposals. During the year ended December 31, 2015, we recorded a $0.2 million pre-tax loss which included a $0.2 million charge associated with the relocation of our office and studio in our Seattle, Washington market offset by proceeds from various fixed asset and equipment disposals. During the year ended December 31, 2014, we recorded a $0.3 million pre-tax loss which included a $0.2 million loss associated with the write-off of a receivable from a prior station sale, a $0.2 million loss from the sale of land and building in our Miami market, a $0.1 million loss due to the relocation of our office and studio facility in our San Francisco market offset by $0.1 million of insurance proceeds from a claim associated with one of our markets as well as other various fixed asset and equipment disposals.

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,720,000, 1,581,123 and 1,816,204 shares of Class A common stock were outstanding at December 31, 2016, 2015 and 2014, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. The number of anti-dilutive shares as of December 31, 2016, 2015 and 2014 was 795,378, 589,437, and 705,163, respectively.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2014	2015	2016
Weighted average shares	25,336,809	25,426,732	25,669,538
Effect of dilutive securities - stock options	744,366	461,087	365,452
Weighted average shares adjusted for dilutive securities	26,081,175	25,887,819	26,034,990

Segments

We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which also qualify as reportable segments. Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury, which are reported as unallocated corporate expenses in our consolidated statements of operations included in this annual report on Form 10-K. We also exclude costs such as amortization, depreciation, taxes and interest expense.

During the third quarter of 2016, we reclassed Salem Consumer Products, our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, from our Digital Media segment to our Broadcast segment. This reclassification was to consolidate all revenue and expenses generated by on-air hosts, which includes broadcast programs and e-commerce product sales to better assess the financial performance of each network program. This reclassification did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented are updated to reflect this new composition of our operating segments. Refer to Note 20 – Segment Data in the notes to our consolidated financial statements.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of December 31, 2016, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

Concentrations of Business Risks

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2016, 2015 and 2014, 38.3%, 39.2% and 40.0% of our total broadcast revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 15.1% and 20.8% for the year ended December 31, 2016, 14.7% and 24.5% for the year ended December 31, 2015, and 14.3% and 24.0% for the year ended December 31, 2014. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the adoption of FASB Accounting Standards Update (“ASU”) 2015-03 and ASU 2015-15 and the reclassification of Salem Consumer Products from e-commerce (digital) to broadcast. Under ASU 2015-03 and 2015-15, debt issuance costs, with the exception of costs associated with obtaining line-of-credit arrangements, are reported as a reduction of the debt liability rather than as a deferred cost asset. The adoption of ASU 2015-03 and ASU 2015-15 is reported as a change in accounting principle and discussed in detail in Note 11 – Notes Payable. The reclassification of Salem Consumer Products, our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, was made to assess the performance of each network program based on all revenue sources. Refer to Note 20 – Segment Data for an explanation of this reclassification.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which clarifies the scope and application of ASC Topic 610-20 on accounting for the sale or transfer of nonfinancial assets, that is an asset with physical value such as real estate, equipment, intangibles or similar property. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill in Step 2 of the goodwill impairment test. Under ASU 2017-04, goodwill impairment charges will be based on the excess of a reporting unit’s carrying amount over its fair value as determined in Step 1 of the testing. ASU 2017-04 is effective for interim and annual testing dates after January 1, 2019, with early adoption permitted for interim and annual goodwill impairment testing dates after January 1, 2017. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)” which amends the Codification to incorporate SEC staff views regarding recently issued accounting standards and investments in qualified affordable housing projects. The guidance requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect the adoption of ASU 2017-03 to impact our financial position, results of operations, cash flows, or presentation thereof.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In December 2016, the FASB issued ASU 2016-19 “Technical Corrections and Improvements,” which covers a wide range of topics in the Codification. The amendments in this update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. ASU 2016-19 is effective upon issuance for amendments that do not have transition guidance, and for fiscal years beginning after December 15, 2016, and interim periods within those years for all other amendments with early adoption permitted. The adoption of ASU 2016-19 did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In November 2016, the FASB issued ASU 2016-18, “Statements of Cash Flows (Topic 230): Restricted Cash” which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of ASU 2016-18 to have a material impact on our cash flows or presentation thereof.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing diversity in practice related to eight specific types of transactions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial cash flows or presentation thereof.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption is permitted. We do not expect the adoption of ASU 2016-09 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2015-11 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016, within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The guidance is effective for us as of January 2018, the first interim period within fiscal years beginning on or after December 15, 2017, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We have developed a project plan for the implementation of ASC 606 and all related ASU’s as of the effective date with further analysis planned during 2017 to complete the implementation plan. Based on our evaluation of a sample of revenue contracts with customers against the requirements of the standard, we believe that the reporting of revenue as principal (gross) or agent (net) will impact our consolidated financial statements. We may sell advertising that includes placement on third party websites that we currently report on a gross basis as principal due to having latitude in establishing the sales price and bearing credit risk. Under new guidance, we will report this revenue net as agent because the third party is primarily responsible for fulfilling the service. Preliminarily, we plan to adopt Topic 606 pursuant to the (1) retrospective application method of Topic 606 and we do not currently believe that there will be a material impact to our revenues upon adoption. We continue to evaluate the impact of our pending adoption of Topic 606 and our preliminary assessments are subject to change.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other that requires that we test for impairment at least annually or when events or circumstances indicates that they may be impaired. We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

Broadcast Licenses

We perform a qualitative assessment for each of our broadcast market clusters annually. We review the significant assumptions and key estimates applicable to our prior year estimated fair value calculations to assess if events and circumstances have occurred that could affect these assumptions and key estimates. We also review internal benchmarks and the economic performance for each market cluster to assess if it is more likely than not that impairment exists.

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

Of the eleven markets for which an independent third party fair value appraisal was obtained in the prior year, three markets were subject to testing in the current year. The table below presents the percentage within a range by which our prior year start-up income estimated fair value exceeds the current year carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2016
	Percentage Range By Which 2015 Estimated Fair Value Exceeds 2016 Carrying Value
	≤ 25%	>26%-50%	>50% to 75%	> than 75%
Number of accounting units	3	4	1	3
Broadcast license carrying value (in thousands)	$108,374	$49,738	$27,878	$15,650

We performed a quantitative analysis for 22 of our market clusters for which we did not obtain an independent third party fair value appraisal during our prior year annual testing period and 1 newly acquired market for which the fair value had been previously estimated as of the acquisition date during the prior year.

The second step of our qualitative assessment consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or Station Operating Income (“SOI”) defined as net broadcast revenue less broadcast operating expenses. See Item 6 – Selected Financial Data within this annual report for information on SOI, a non-GAAP measure. Numerous trade organizations and analysts review these radio station sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a conservative indicator of fair value. Using an SOI multiple to estimate fair value, we did not identify additional markets for further testing.

The table below shows the percentage within a range by which our estimated fair value exceeded the carrying value of our broadcasting licenses for these twenty three market clusters:

	Geographic Market Clusters as of December 31, 2016
	Tested due to length of time from prior valuation – Percentage Range by Which Prior Valuation Exceeds 2016 Carrying Value
	≤ 25%	>26%-50%	>50% to 100%	> than 100%
Number of accounting units	13	4	2	4
Broadcast license carrying value (in thousands)	$166,107	$10,635	$9,904	$6,771

We engaged Noble Financial, an independent third-party appraisal and valuation firm, to assist us in estimating the fair value of broadcast licenses in 25 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of an FCC license is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the FCC license. This approach eliminates factors that are unique to the operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the FCC license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the FCC License. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

The primary assumptions used in the Greenfield Method are:

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

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2014	December 31, 2015	December 31, 2016
Risk-adjusted discount rate	8.0%	8.0%	8.5%
Operating profit margin ranges	(13.9%) - 30.8%	(13.9%) - 30.8%	(13.9%) - 30.8%
Long-term market revenue growth rate ranges	1.5% - 2.5%	2.0%	1.9%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2016 testing period as compared to 2015 was largely attributable to increases in corporate borrowing interest rates during 2016 within the composite mix of industry participants considered in the analysis.

Based on our review and analysis, we determined that the carrying value of broadcast licenses in four of our market clusters were deemed to be impaired as of the annual testing period ending December 31, 2016. We recorded an impairment charge of $6.5 million to the value of broadcast licenses in Cleveland, Dallas-Ft Worth, Detroit and Portland. There were no impairment charges during the testing periods ending December 31, 2015 or 2014. The impairment charge was driven by an increase in the WACC during the year ended December 31, 2016 as compared to the prior year. We believe that these trends are indicative of trends in the industry as a whole and not unique to our company or operations.

The table below presents the results of our impairment testing under the income approach for the 2016 annual testing period. Markets with a negative excess fair value were impaired as of the balance sheet date with corresponding adjustments to the FCC license value recorded.

Market Cluster	Excess Fair Value 2016 Estimate
Atlanta, GA	6.6%
Cleveland, OH	(6.4%)
Columbus, OH	47.1%
Dallas, TX	(1.0%)
Denver, CO	765.2
Detroit, MI	(3.3%)
Honolulu, HI	146.40%
Houston, TX	1,103.4%
Little Rock	345.4%
Los Angeles, CA	390.7%
Louisville, KY	14.6%
Miami FL	29.1%
Nashville, TN	193.0%

New York, NY	466.5%
Omaha NE	22.5%
Philadelphia, PA	86.3%
Phoenix, AZ	83.4%
Pittsburgh, PA	348.4%
Portland, OR	(9.6%)
San Antonio, TX	257.2%
San Diego, CA	37.8%
San Francisco, CA	21.8%
Seattle, WA	309.6%
St Louis	261.2%
Washington, D.C.	107.2%

Mastheads

We regularly perform quantitative reviews of our mastheads due to the low margin by which our estimated fair values have exceeded our carrying value, and ongoing operating results that have not met or exceeded our expectations. We engaged Noble Financial, an independent third-party appraisal firm, to assist us in estimating the fair value of our mastheads using a Relief from Royalty method, a form of the income approach.

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

Pre-tax royalty income is based on a 10-year revenue forecast and assumed to carry on into perpetuity. Revenue beyond the projection period (terminal year) is based on estimated long-term industry growth rates. The analysis also incorporated the present value of the tax amortization benefit associated with the mastheads. The key estimates and assumptions are as follows:

Mastheads	December 31, 2014	December 31, 2015	December 31, 2016
Risk-adjusted discount rate	8.0%	8.0%	9.5%
Projected revenue growth ranges	(4.8%) – 1.4%	2.1% – 2.9%	(4.3%) – 1.2%
Royalty rate	3.0%	3.0%	3.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2016 testing period as compared to 2015 was largely attributable to increases in corporate borrowing interest rates during 2016 within the composite mix of industry participants considered in the analysis.

Based on our review and analysis as of the December 2016 annual testing period, we recorded an impairment charge of $0.5 million associated with the carrying value of mastheads. This impairment was driven by an increase in the WACC associated with the print magazine publishing business and declines in our forecasted revenue growth rates based on a continual erosion of operating results. The print magazine industry as a whole is impacted by the growth of digital-only publications, which are often free to readers or available at a significantly reduced cost to readers. We believe that the impairment is indicative of trends in the magazine publishing industry as a whole and is not unique to our company or publications.

Goodwill – Broadcast Radio Stations

Nineteen of our broadcast markets had goodwill associated with them as of December 31, 2016. Based on our review, we tested eight of these market clusters for impairment of goodwill during the annual testing period ending December 31, 2016. We engaged Noble Financial, an independent third-party appraisal firm, to assist us in estimating the enterprise of value our market clusters for the purpose of testing goodwill for impairment.

The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31, 2014	December 31, 2015	December 31, 2016
Enterprise Valuations	Broadcast Markets	Broadcast Markets	Broadcast Markets
Risk-adjusted discount rate	8.0%	8.0%	8.5%
Operating profit margin ranges	8.4% - 46.1%	49.7%	(18.5%) – 43.3%
Long-term revenue market growth rate ranges	1.0% - 5.0%	2.0%	1.9%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2016 testing period as compared to 2015 was largely attributable to increases in corporate borrowing interest rates during 2016 within the composite mix of industry participants considered in the analysis.

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of our broadcast market goodwill as of the annual testing period ending December 31, 2016, December 31, 2015, and December 31, 2014, respectively and that Step 2 was not necessary.

The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2016
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	3	3	6	7
Carrying value including goodwill (in thousands)	93,978	$27,714	$124,464	$71,270

	Broadcast Market Clusters as of December 31, 2015
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	3	3	2	11
Carrying value including goodwill (in thousands)	$56,179	$52,164	$37,570	$169,907

	Broadcast Market Clusters as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	5	---	2	7
Carrying value including goodwill (in thousands)	$81,507	$ ---	$27,636	$84,693

Goodwill – Broadcast Networks

TCM, one of our five networks has goodwill associated with it as of our annual testing period ending December 31, 2016. We identified operating losses within TCM that indicated that the value of goodwill may be impaired. We engaged Noble Financial, an independent third-party appraisal firm, to assist us in estimating the enterprise of value our networks for the purpose of testing goodwill for impairment.

The key estimates and assumptions used for our enterprise valuations for each period tested are as follows:

	December 31, 2015	December 31, 2016
Enterprise Valuations	Broadcast Networks	Broadcast Networks
Risk-adjusted discount rate	9.0%	9.5%
Operating profit margin ranges	(74.1) – (97.5%)	1.0% – 24.4%
Long-term revenue market growth rates	2.0%	1.9%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2016 testing period as compared to 2015 was largely attributable to increases in corporate borrowing interest rates during 2016 within the composite mix of industry participants considered in the analysis.

Based on this review and analysis, we determined that the fair value of the reporting unit was more than the carrying value. No impairment charges were recorded and Step 2 was not necessary based on the results. We did not perform a sensitivity analysis for the current year certain key assumptions, as such changes in assumptions would have no impact on the carrying value of goodwill associated with our broadcast networks.

Goodwill – Digital Media

Five of our digital media businesses had goodwill associated with them as of our annual testing period ending December 31, 2016. We tested two of these entities for impairment based on an excess carrying value of less than 25%. The key estimates and assumptions used in the valuation of our digital media entities for each testing period are as follows:

Enterprise Valuation	December 31, 2014	December 31, 2015	December 31, 2016
Risk adjusted discount rate	8.0%	8.0% - 9.0%	8.5% - 9.5%
Operating profit margin ranges	(7.4%) - 34.9%	(8.9%) - 13.8%	(20.3%) - 8.2%
Long-term revenue market growth rate ranges	2.50%	2.0 - 3.0%	1.9% - 2.5%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2016 testing period as compared to 2015 was largely attributable to increases in the risk free rate and corporate borrowing interest rates during 2016 as compared to the prior year.

We engaged Noble Financial, an independent third-party appraisal firm, to assist us in estimating the enterprise of value these digital media businesses for the purpose of testing goodwill for impairment. Based on our review and analysis, we determined that the carrying value of our wellness business exceeded its fair value and Step 2 was necessary. Under Step 2, the implied fair value of the reporting unit, including goodwill, was estimated to determine the amount of the impairment. We recorded an impairment charge of $32,000 to the carrying value of goodwill and an impairment charge of approximately $8,000 to amortizable intangible assets. These impairment charges resulted from reductions in revenue forecasts for this business unit due to actual operating results to date that have not met expectations.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Digital Media Entities as of December 31, 2016
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	2	1	1	1
Carrying value including goodwill (in thousands)	$811	$3,910	$28,285	$941

	Digital Media Entities as of December 31, 2015
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	−		4
Carrying value including goodwill (in thousands)	$4,488	$ −	$	$29,126

	Digital Media Entities as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	1	1	1
Carrying value including goodwill (in thousands)	$4,649	$6,118	$385	$26,101

Goodwill – Publishing

Two of our publishing entities had goodwill associated with them as of the annual testing period ending December 31, 2016. Based on actual operating results that did not meet our annual projections, we engaged Noble Financial, an independent third-party appraisal firm to assist us with estimating the enterprise value of one of these entities for the purpose of testing goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

Enterprise Valuation	December 31, 2014	December 31, 2014	December 31, 2016
Risk adjusted discount rate	8.0%	8.0%	8.5%
Operating margin ranges	2.4% - 5.9%	4.2% – 6.2%	3.5% – 5.7%
Long-term revenue market growth rates	1.5%	2.0%	1.9%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2016 testing period as compared to 2015 was largely attributable to increases in corporate borrowing interest rates during 2016 within the composite mix of industry participants considered in the analysis.

Based on our review and analysis of the enterprise estimated fair value, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our publishing entities as of the annual testing period ending December 31, 2016 and that Step 2 was not necessary.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Publishing Accounting units as of December 31, 2016
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	2	–	–	–
Carrying value including goodwill (in thousands)	$1,360	$–	$–	$–

	Publishing Accounting units as of December 31, 2015
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	–	–	1
Carrying value including goodwill (in thousands)	$854	$–	$–	$2,453

	Publishing Accounting units as of December 31, 2014
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	2	–	–	1
Carrying value including goodwill (in thousands)	$3,417	$–	$–	$2,314

We believe that we have made reasonable estimates and assumptions to calculate the estimated fair value of our indefinite-lived intangible assets, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

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

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. At that time, we evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell and recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price at that time. In December 2012, after several purchase offers for the land were terminated, we obtained a third-party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land. While we continue to market the land for sale and have no intention to use the land in our operations, we have not received successful offers. Based on the amount of time that the land has been held for sale, we obtained a third-party valuation for the land as of June 2016. Based on this fair value appraisal, we recorded an additional $0.7 million impairment charge associated with the land during the period ending June 30, 2016.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of December 31, 2016	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-Lived Asset Held for Sale	$1,000			$1,000	$(700)

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the year ended December 31, 2016, we completed or entered into the following transactions:

Debt

On December 30, 2016, we paid $5.0 million in principal on our term loan of $300.0 million (“Term Loan B”), and paid interest due as of that date. We recorded a $12,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $33,000 in bank loan fees associated with this principal prepayment.

On November 30, 2016, we paid $1.0 million in principal on our Term Loan B, and paid interest due as of that date. We recorded a $2,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $6,900 in bank loan fees associated with this principal prepayment.

On September 30, 2016, we paid $2.3 million in principal on our Term Loan B, of which $1.5 million was an early prepayment of principal, and paid interest due as of that date. We recorded a $3,900 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $14,000 in bank loan fees associated with this principal prepayment.

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

Equity

On December 7, 2016, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on December 31, 2016 to all Class A and Class B common stockholders of record as of December 19, 2016.

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

Acquisitions — Broadcast

We acquired or entered agreements to acquire several FM Translators or FM Translator construction permits during the year. The FCC permits AM and FM radio stations to operate FM Translators. The FCC began an AM Revitalization program, or “AMR,” that included several initiatives intended to benefit AM broadcasters. One of these benefits, intended to promote the use of FM Translators by AM broadcasters, allows an AM station to relocate one FM translator up to 250 miles from its authorized site and operate the translator on any non-reserved band FM channel in the AM station’s market, subject to coverage and interference rules (“250 Mile Window”). On February 23, 2017, the FCC amended its rules to allow an AM station using a rebroadcasting FM translator to locate the FM translator anywhere within the AM station’s daytime service contour or anywhere within a 25-mile radius of the transmitter, even if the contour extends farther than 25 miles from the transmitter. This rule change, when it becomes effective, will be particularly useful for finding a location for these translators.

On January 29, 2016, the FCC opened a one-time only 250 Mile Window during which only Class C and Class D AM broadcast stations could participate. This window closed on July 28, 2016. A second window opened on July 29, 2016, allowing Class A and Class B AM broadcast stations to participate in addition to any Class C and Class D AM broadcast station that did not participate in the first 250 Mile Window. The second 250 Mile Window closed on October 31, 2016. During these filing windows, qualifying AM stations were able to apply for one new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the AM station’s AM signal to provide fill-in and/or nighttime service. The FM translator must rebroadcast the related AM station for at least four years, not counting any periods of silence.

Construction permits provide authority to construct new FM Translators or make changes in existing facilities. We believe that securing these FM Translators allows us to increase our listening audience by providing enhanced coverage and reach of our existing AM broadcasts that can be heard on FM or expand the listenership of FM HD channels with the potential to create new stations using the HD-2, HD-3 and HD-4 channel capacity.

Our 2016 broadcast acquisitions include the following:

On December 31, 2016, we closed on the acquisition of an FM translator in Aurora, Florida for $50,000 in cash. The FM translator will be used by our WHIM-AM radio station in Miami, Florida.

On December 31, 2016, we closed on the acquisition of an FM translator in Port St. Lucie, Florida for $50,000 in cash. The FM translator will be used by our WLCC-AM radio station in Tampa, Florida.

On December 14, 2016, we closed on the acquisition of an FM translator in Rhinelander, Wisconsin for $50,000 in cash. The FM translator will be used by our WWTC-AM radio station in Minneapolis, Minnesota.

On December 8, 2016, we closed on the acquisition of an FM translator in Little Fish Lake Valley, California for $44,000 in cash. The FM translator will be used by our KFIA-AM radio station in Sacramento, California.

On December 1, 2016, we closed on the acquisition of an FM translator in Lake Placid, Florida for $35,000 in cash. The FM translator will be used by our WTLN-AM radio station in Orlando, Florida.

On November 22, 2016, we closed on the acquisition of two FM translator construction permits in Lahaina, Hawaii and Kihei, Hawaii for $110,000 in cash. The FM translators will be used by our KHNR-AM and KGU-AM radio stations in Honolulu, Hawaii.

On November 22, 2016, we closed on the acquisition of an FM translator in Crested Butte, Colorado for $38,500 in cash. The FM translator will be used by our KZNT-AM radio station in Colorado Springs, Colorado.

On November 21, 2016, we closed on the acquisition of an FM translator in Dansville, New York for $75,000 in cash. The FM translator will be used by our WMCA-AM radio station in New York, New York.

On November 21, 2016, we closed on the acquisition of an FM translator in Carbondale, Pennsylvania for $75,000 in cash. The FM translator will be used by our WPGP-AM radio station in Pittsburgh, Pennsylvania.

On November 11, 2016, we closed on the acquisition of an FM translator construction permit in Kingsville, Texas for $50,000 in cash. The FM translator will be used by our KNTH-AM radio station in Houston, Texas.

On November 7, 2016, we closed on the acquisition of an FM translator in Sebring, Florida for $77,000 in cash. The FM translator will be used by our WKAT-AM radio station in Miami, Florida.

On October 20, 2016, we closed on the acquisition of radio station KXFN-AM in St. Louis, Missouri for $190,000 in cash. The station was dark upon closing and launched on December 29, 2016. The accompanying consolidated statements of operations included in this annual report on Form 10-K reflect the operating results of this entity as of the closing date and launch date, respectively.

On October 20, 2016, we closed on the acquisition of three FM translator construction permits for $155,000 in cash. The FM translator construction permits were based in Angola, Indiana, Cofax, Indiana and Battle Creek, Michigan and will be used by WHK-AM and WHKW-AM, our radio stations in Cleveland, Ohio and WSDZ-AM our radio station in St. Louis, Missouri.

On October 19, 2016, we closed on the acquisition of an FM translator construction permit in Palm Coast, Florida for $65,000 in cash from a related party. The FM translator will be used by our WTWD-AM radio station in Tampa, Florida.

On October 12, 2016, we closed on the acquisition of an FM translator in Lake City, Florida for $65,000 in cash from a related party. The FM translator will be used by our WBZW-AM radio station in Orlando, Florida.

On June 24, 2016, we entered into an LMA to operate radio station KTRB-AM in San Francisco, California beginning on July 1, 2016. The accompanying consolidated statements of operations included in this annual report on Form 10-K reflect the operating results of this entity as of the LMA date. On December 15, 2016, we entered into a new LMA to operate this station with East Bay Broadcasting, LLC, a related party.

On June 20, 2016, we closed on the acquisition of an FM translator in Columbus, Ohio market for $0.3 million in cash. The FM translator is used in our Columbus, Ohio market.

On June 10, 2016, we closed on the acquisition of an FM translator in Amherst, New York for $60,000 in cash. The FM translator is used in our Pittsburgh, Pennsylvania market.

On June 8, 2016, we closed on the acquisition of a construction permit for an FM translator construction permit in Charlotte, Michigan for $50,000 in cash. The FM translator will be used in our Detroit, Michigan market.

On June 3, 2016, we closed on the acquisition of a construction permit for an FM translator in Atwood, Kentucky for $88,000 in cash. The FM translator will be used in our Columbus, Ohio market.

On May 13, 2016, we closed on the acquisition of a construction permit for an FM translator in Kerrville, Texas for $50,000 in cash. The FM translator will be used in our Houston, Texas market.

On May 2, 2016, we closed on the acquisition of an FM translator in Lincoln, Maine for $100,000 in cash. The FM translator is used in our Boston, Massachusetts market.

On April 29, 2016, we closed on the acquisition of a construction permit for an FM translator in Emporia, Kansas for $25,000 in cash. The FM translator will be relocated to Omaha, Nebraska, for use by our KCRO-AM radio station.

Acquisitions — Digital Media

On December 1, 2016, we acquired ChristianConcertAlerts.com for $0.2 million, of which $0.1 million was paid in cash upon close with the remaining $50,000 being due in two installments within the next year. ChristianConcertAlerts.com provides Christian artists’ tour dates and events across the United States. The website features a location-based calendar that includes over 300 artists and 4,000 venues created by editors and user submissions, as well as artist reviews and album news.

On October 17, 2016, we purchased Historyonthenet.com and Authentichistory.com for $0.1 million. These websites and related social media accounts are operated within our Salem Web Network platform.

On September 13, 2016, we acquired Mike Turner’s line of investment products, including TurnerTrends.com, other domain names and related assets for $0.4 million in cash and the assumption of $0.1 million in deferred subscription liabilities. As part of the purchase agreement, we may pay up to an additional $0.1 million in contingent earn-out consideration over the next twelve months based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Turner’s investment products to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $66,000, which approximates the discounted present value due to the earn-out of less than one year. Turner’s investment products offer stock trading advisory newsletters to individual subscribers. We recorded goodwill of approximately $7,200 associated with the expected synergies to be realized upon combining the operations of Turner’s line of investment products into our digital media platform with Eagle Financial Publications and from brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.

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

On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million, of which $2.7 million was paid in cash upon close and $1.3 million is due in deferred installments within one year from the closing date. The deferred installments were amended on May 17, 2016 to include the $0.3 million that was due upon finalization of banking arrangements with the deferred installments. The amended deferred payments of $1.3 million now consist of $0.6 million due within 90 days, $0.3 million due within 180 days and two deferred payments of $0.2 million each due 270 and 360 days from the closing date, respectively. During the year ended December 31, 2016, we have paid $1.1 million in installments. We recorded goodwill of $0.2 million associated with the expected synergies to be realized from combining the operations of these applications into our existing digital media platform. The accompanying consolidated statement of operations reflects the operating results of King James Bible mobile applications as of the closing date within our digital media operating segment.

Throughout the year ended December 31, 2016, we acquired other domain names and assets associated within our digital media operating segment for approximately $3,000 in cash.

Acquisitions — Publishing

On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc. for $3.5 million and the assumption of $1.0 million in deferred revenue liabilities. We paid $3.3 million in cash upon close with the remaining $0.2 million due within 90 days upon the finalization of deferred revenue obligations. Hillcrest Media provides self-publishing services for general market authors and will be operated within our existing Xulon Press business. We recorded goodwill of approximately $0.8 million associated with the expected synergies to be realized upon combining the operations of Hillcrest Media into our existing publishing platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.

Throughout the year ended December 31, 2016, we acquired other domain names and assets associated within our publishing operating segment for approximately $3,000 in cash.

A summary of our business acquisitions and asset purchases during the year ended December 31, 2016, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
December 31, 2016	FM translator, Aurora, Florida (asset purchase)	$50
December 31, 2016	FM translator, Port St. Lucie, Florida (asset purchase)	50
December 14, 2016	FM translator, Rhinelander, Wisconsin (asset purchase)	50
December 8, 2016	FM translator, Little Fish Lake Valley, California (asset purchase)	44
December 1, 2016	FM translator, Lake Placid, Florida (asset purchase)	35
December 1, 2016	Christian Concerts Alerts, LLC (asset purchase)	150
November 22, 2016	FM translator construction permit, Kihei, Hawaii (asset purchase)	55
November 22, 2016	FM translator construction permit, Lahaina, Hawaii (asset purchase)	55
November 22, 2016	FM translator, Crested Butte, Colorado (asset purchase)	39
November 21, 2016	FM translator, Dansville, New York (asset purchase)	75
November 21, 2016	FM translator, Carbondale, Pennsylvania (asset purchase)	75
November 11, 2016	FM translator construction permit, Kingsville, Texas (asset purchase)	50
November 7, 2016	FM translator, Sebring, Florida (asset purchase)	77
October 20, 2016	KXFN-AM, St. Louis, Missouri (business acquisition)	190
October 20, 2016	FM translator construction permit, Angola, Indiana (asset purchase)	50
October 20, 2016	FM translator construction permit, Cofax, Indiana (asset purchase)	55
October 20, 2016	FM translator construction permit, Battle Creek, Michigan (asset purchase)	50
October 19, 2016	FM translator construction permit Palm Coast, Florida purchased from a related party (asset purchase)	65
October 17, 2016	Historyonthenet.com and Authentichistory.com (asset purchase)	85
October 12, 2016	FM translator Lake City, Florida purchased from a related party (asset purchase)	65
September 13, 2016	Mike Turner’s investment products and domain names (business acquisition)	416
August 1, 2016	Hillcrest Media Group, Inc. (business acquisition)	3,515
June 20, 2016	FM translator, Columbus, Ohio (asset purchase)	345
June 10, 2016	FM translator, Amherst, New York (asset purchase)	60
June 8, 2016	FM translator construction permit, Charlotte, Michigan (asset purchase)	50
June 3, 2016	FM translator construction permit, Atwood, Kentucky (asset purchase)	88
May 13, 2016	FM translator construction permit, Kerrville, Texas (asset purchase)	50
May 2, 2016	FM translator, Lincoln, Maine (asset purchase)	100
April 29, 2016	FM translator construction permit, Emporia, Kansas (asset purchase)	25
April 1, 2016	Retirement Watch (business acquisition)	100
March 8, 2016	King James Bible mobile applications (business acquisition)	4,000
Various	Purchase of other domain names and assets (asset purchases)	6
		$10,120

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred in corporate operating expenses. We recognized total costs associated with acquisitions of $0.5 million during the year ended December 31, 2016 compared to $0.3 million during the prior year, which are included in unallocated corporate expenses in the accompanying consolidated statements of operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 12 - Fair Value Measurements.

The following table summarizes the total acquisition consideration for the year ended December 31, 2016:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$8,414
Deferred payments	1,640
Present value of estimated fair value of contingent earn-out consideration	66
Total acquisition consideration	$10,120
Gain on bargain purchase	95
Fair value of net assets acquired	$10,215

The fair value of the net assets acquired was allocated as follows:

	Net Broadcast	Net Digital Media	Net Publishing	Net Total
	Assets Acquired	Assets Acquired	Assets Acquired	Assets Acquired
	(Dollars in thousands)
Assets
Trade accounts receivable, net of allowances of $42	$—	$—	$166	$166
Property and equipment	224	405	271	900
Broadcast licenses	1,719	—	—	1,719
Goodwill	—	237	845	1,082
Domain and brand names	—	1,129	2,121	3,250
Customer lists and contracts	—	2,576	—	2,576
Subscriber base and lists	—	675	—	675
Author relationships	—	—	526	526
Non-compete agreements	—	289	716	1,005
Liabilities
Deferred revenue	—	(642)	(1,042)	(1,684)
	$1,943	$4,669	$3,603	$10,215

Divestitures

In November 2016, we entered into an agreement with Word Broadcasting Network to transfer the operation of our Louisville radio stations (WFIA-AM; WFIA-FM; WGTK-AM) under a twenty-four month Time Brokerage Agreement (“TBA”) effective as of January 3, 2017. We collected $0.5 million of cash from Word Broadcasting Network associated with an option for them to purchase these stations.

On September 1, 2016, we received $0.7 million in cash associated with a land easement granted in our South Carolina market.

On June 10, 2016, we received $2.5 million in cash from the National Park Service in exchange for its claim under eminent domain for our tower site in Miami, Florida. We recognized a pre-tax gain of $1.9 million from this claim that is reported in (gain) loss on the sale or disposal of assets and we entered a limited terms of use agreement with the National Park Service to broadcast from the tower site for the next twenty years for a nominal fee.

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

FM translators or FM translator construction permits purchase agreements pending as of the year ended December 31, 2016, include the following:

Date APA Entered	Permit or ID	Authorized Site - Current	Purchase Price	Escrow Deposits	Date Closed	Market
			(Dollars in thousands)
7/25/2016	K283CA	Festus, Missouri *	40	8	-	St. Louis, Missouri
7/26/2016	K294CP	Roseburg, Oregon *	45	9	3/01/2017	Portland, Oregon
7/26/2016	K276FZ	Eaglemount, Washington *	40	8	-	Portland, Oregon
8/25/2016	K278BH	Astoria, Oregon	33	7	1/16/2017	Seattle, Washington
9/22/2016	K260CG	Mohave Valley, Arizona*	20	2	1/6/2017	Phoenix, Arizona
10/07/2016	K279CM	Quartz Site, Arizona *	20	2	-	To be determined

* Indicates that the purchase is for an FM translator construction permit.

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

The fair value of the net assets acquired was allocated as follows:

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

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 12.

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

Turner Investment Products

We acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets on September 13, 2016. We paid $0.4 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration payable over the next twelve months based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Turner’s investment products to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $66,000, which approximates the discounted present value due to the earn-out of less than one year. The discount is being accreted to interest expense over the one-year earn-out period. We believe that our experience with digital subscriptions and websites provides a reasonable basis for our estimates.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual subscriber revenues achieved and projected to the estimated subscriber revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. During the period ending December 31, 2016, we recorded a net decrease of $18,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

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

We review the fair value of the contingent earn-out consideration quarterly over the two-year earn-out period to compare actual cumulative sessions achieved to the estimated cumulative sessions used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract, or $0.3 million less amounts paid or expired to date. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the year ended December 31, 2016, we paid a total of $75,000 to the seller as contingent earn-out consideration for achieving benchmarks during the earn-out period to date, which was less than our original estimates. Due to declines in the cumulative sessions achieved during the year ended December 31, 2016, we recorded a net decrease of $114,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

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

We review the fair value of the contingent earn-out consideration quarterly over the two year earn-out period to compare actual subscription revenue earned to the estimated subscription revenue used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. During the year ended December 31, 2016, we paid a total of $36,000 to the seller as contingent earn-out consideration for amounts earned, which was less than our original estimates. Due to declines in the number of subscriptions renewed during the year ended December 31, 2016, we recorded a net decrease of $14,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million each due January 2015 and January 2016. As part of the purchase agreement, we may pay up to an additional $8.5 million of contingent earn-out consideration during the three year period from the closing date based upon the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $2.4 million, which was recorded at the discounted present value of $2.0 million. The discount was accreted to interest expense over the three-year earn-out period. We paid a total of $0.9 million in cash for amounts due under the contingent earn-out over the three year earn out period and recognized a $1.4 million net decrease in the contingent earn-out estimates over the term.

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

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration for the years ending December 31, 2016 and 2015.

	Twelve Months Ended December 31, 2016
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2016	$173	$602	$775
Acquisitions	66	—	66
Accretion of acquisition-related contingent earn-out consideration	17	8	25
Change in the estimated fair value of contingent earn-out consideration	(635)	(54)	(689)
Reclassification of payments due in next 12 months to short-term	556	(556)	—
Payments	(111)	—	(111)
Ending Balance as of December 31, 2016	$66	$—	$66

	Twelve Months Ended December 31, 2015
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2015	$1,575	$1,710	$3,285
Acquisitions	176	124	300
Accretion of acquisition-related contingent earn-out consideration	60	49	109
Change in the estimated fair value of contingent earn-out consideration	(1,269)	(446)	(1,715)
Reclassification of payments due in next 12 months to short-term	835	(835)	—
Payments	(1,204)	—	(1,204)
Ending Balance as of December 31, 2015	$173	$602	$775

NOTE 6. INVENTORIES

Inventories consist of finished goods including books from Regnery Publishing and wellness products. All inventories are valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	As of December 31, 2015	As of December 31, 2016
	(Dollars in thousands)
Regnery Publishing book inventories	$2,186	$2,473
Reserve for obsolescence – Regnery Publishing	(1,798)	(2,104)
Inventory, net - Regnery Publishing	388	369
Wellness products	$562	$423
Reserve for obsolescence – Wellness products	(57)	(122)
Inventory, net - Wellness products	505	301
Consolidated inventories, net	$893	$670

NOTE 7. BROADCAST LICENSES

The following table presents the changes in broadcasting licenses that include acquisitions of radio stations and FM translators as discussed in Note 4 of our consolidated financial statements.

Broadcast Licenses	As of December 31, 2015	As of December 31, 2016
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$484,727	$492,032
Accumulated loss on impairment	(99,001)	(99,001)
Balance, beginning of period after cumulative loss on impairment	385,726	393,031
Acquisitions of radio stations	5,923	74
Acquisitions of FM translators	276	1,645
Capital projects to improve broadcast signal and strength	1,106	307
Impairments based on estimated fair value of broadcast licenses	—	(6,540)
Balance, end of period before cumulative loss on impairment	$492,032	$494,058
Accumulated loss on impairment	(99,001)	(105,541)
Balance, end of period after cumulative loss on impairment	$393,031	$388,517

NOTE 8. GOODWILL

The following table presents the changes in goodwill including acquisitions of multiple radio stations, digital entities and Hillcrest Media within our publishing segment.

Goodwill	As of December 31, 2015	As of December 31, 2016
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$26,242	$26,560
Accumulated loss on impairment	(1,558)	(1,997)
Balance, beginning of period after cumulative loss on impairment	24,684	24,563
Acquisitions of radio stations	64	—
Acquisitions of digital media entities	254	237
Acquisitions of publishing entities	—	845
Impairment charge during year	(439)	(32)
Balance, end of period before cumulative loss on impairment	26,560	27,642
Accumulated loss on impairment	(1,997)	(2,029)
Ending period balance	$24,563	$25,613

NOTE 9. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	As of December 31,
	2015	2016
	(Dollars in thousands)
Land	$32,679	$32,402
Buildings	29,099	29,070
Office furnishings and equipment	39,071	37,386
Office furnishings and equipment under capital lease obligations	228	228
Antennae, towers and transmitting equipment	83,943	84,144
Antennae, towers and transmitting equipment under capital lease obligations	795	795
Studio, production and mobile equipment	30,598	28,668
Computer software and website development costs	28,134	20,042
Record and tape libraries	55	27
Automobiles	1,298	1,373
Leasehold improvements	15,333	14,696
Construction-in-progress	6,632	9,983
	$267,865	$258,814
Less accumulated depreciation	(162,382)	(156,024)
	$105,483	$102,790

Depreciation expense was approximately $12.2 million, $12.4 million and $12.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, which includes depreciation of $53,000 for each of these years on a radio station tower valued at $0.8 million under a capital lease obligation. Accumulated depreciation associated with the capital lease was $517,000, $464,000 and $411,000 at December 31, 2016, 2015 and 2014, respectively.

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of December 31, 2016
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,599	$(20,070)	$2,529
Domain and brand names	19,821	(12,970)	6,851
Favorable and assigned leases	2,379	(1,972)	407
Subscriber base and lists	7,972	(5,304)	2,668
Author relationships	2,771	(1,824)	947
Non-compete agreements	2,018	(1,012)	1,006
Other amortizable intangible assets	1,336	(1,336)	—
	$58,896	$(44,488)	$14,408

	As of December 31, 2015
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$20,009	$(18,914)	$1,095
Domain and brand names	16,619	(11,200)	5,419
Favorable and assigned leases	2,379	(1,887)	492
Subscriber base and lists	7,313	(3,808)	3,505
Author relationships	2,245	(1,523)	722
Non-compete agreements	1,034	(786)	248
Other amortizable intangible assets	1,336	(1,336)	—
	$50,935	$(39,454)	$11,481

Amortization expense was approximately $5.1 million, $5.3 million and $6.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Based on the amortizable intangible assets as of December 31, 2016, we estimate amortization expense for the next five years to be as follows:

Year ended December 31,	Amortization Expense
(Dollars in thousands)
2017	$4,356
2018	3,917
2019	3,347
2020	2,056
2021	503
Thereafter	229
Total	$14,408

NOTE 11. LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. During the year ended December 31, 2015 and 2016, respectfully, approximately $0.2 million, respectively, of the discount was been recognized as interest expense.

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

We have made prepayments on our Term Loan B, including interest due through the date of the repayment as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
December 30, 2016	$5,000	$12
November 30, 2016	1,000	3
September 30, 2016	1,500	4
September 30, 2016	750	—
June 30, 2016	441	1
June 30, 2016	750	—
March 31, 2016	750	—
March 17, 2016	809	2
January 30, 2015	2,000	15

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

Debt issue costs are being amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For the years ended December 31, 2015 and 2016, approximately $0.6 million, of the debt issue costs associated with the Term Loan B were recognized as interest expense.

Debt issue costs associated with our Revolver are recorded as an asset in accordance with ASU 2015-15. These costs are being amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For each of the twelve months ended December 31, 2015 and 2016, we recorded amortization of deferred financing costs of approximately $0.1 million each.

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

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo Bank, National Association’s (“Wells Fargo”) base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At December 31, 2016, the blended interest rate on amounts outstanding under the Term Loan B and Revolver including the impact of the interest rate swap agreement was 5.08%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and stepped up to 2.50 to 1.0 and a maximum leverage ratio, which started at 6.75 to 1.0 and steps down to 5.75 to 1.0 by 2017.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of December 31, 2016, our leverage ratio was 4.96 to 1 compared to our compliance covenant of 6.00 and our interest coverage ratio was 3.57 compared to our compliance ratio of 2.50. We were in compliance with our debt covenants under the credit facility at December 31, 2016.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	December 31, 2015	December 31, 2016
	(Dollars in thousands)
Term Loan B principal amount	$274,000	$263,000
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(3,225)	(2,371)
Term Loan B net carrying value	270,775	260,629
Revolver	3,306	477
Capital leases and other loans	674	568
	274,755	261,674
Less current portion	(5,662)	(590)
	$269,093	$261,084

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2016:

•	Outstanding borrowings of $263.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%.

•	Outstanding borrowings of $0.5 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 2.00%.

•	Commitment fees of 0.50% on any unused portion of the Revolver.

•	Quarterly interest payments on $150.0 million notional amount interest rate swap agreement with Wells Fargo based on a LIBOR floor of 0.625% and a fixed rate of 1.645%.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2015 and 2016 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2016 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended December 31,	(Dollars in thousands)
2017	$590
2018	3,105
2019	3,103
2020	254,735
2021	120
Thereafter	21
$261,674

NOTE 12. FAIR VALUE MEASURMENTS AND DISCLOSURES

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

As of December 31, 2016, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value. During the fourth quarter of 2016, we estimated the fair value of broadcast licenses and mastheads using significant unobservable inputs (Level 3). We adjusted four of our broadcast market clusters and mastheads to their estimated fair value and recorded a combined impairment loss of $7.0 million. See Note 2 – Impairment of Goodwill and Other Indefinite Lived Intangible Assets.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	December 31, 2016
		Fair Value Measurement Category
	Total Fair Value and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of broadcast licenses	388,517			123,109
Estimated fair value of other indefinite-lived intangible assets	332			332
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	66	—	—	66
Long-term debt and capital lease obligations less unamortized discount and debt issuance costs	261,674	—	261,674	—
Fair value of interest rate swap	514	—	514	—

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

NOTE 13. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change.

For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of December 31, 2016 to offset $4.2 million of the deferred tax assets related to the state net operating loss carryforwards and $0.3 million associated with asset impairments. During the third quarter of 2016, we identified an error in our estimated valuation allowance for certain deferred tax assets. We recorded an out-of-period adjustment to increase our valuation allowance by $1.6 million for a portion of the deferred tax assets related to state net operating loss carryforwards that we determined were not more likely than not to be realized. For financial reporting purposes, we recorded a valuation allowance of $2.8 million as of December 31, 2015 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.

A summary of changes in the gross amount of unrecognized tax benefits is as follows:

December 31, 2016
(Dollars in thousands)
Balance at January 1, 2016	$100
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(73)
Related interest and penalties, net of federal tax benefits	(27)
Balance as of December 31, 2016	$—

The consolidated provision for income taxes is as follows:

	December 31,
	2014	2015	2016
	(Dollars in thousands)
Current:
Federal	$—	$—	$—
State	269	249	229
	269	249	229
Deferred:
Federal	3,932	6,234	4,938
State	564	212	(595)
	4,496	6,446	4,343
Provision for income taxes	$4,765	$6,695	$4,572

Consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2015	2016
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$9,699	$9,324
Net operating loss, AMT credit and other carryforwards	71,593	71,215
State taxes	114	87
Other	3,785	3,394
Total deferred tax assets	85,191	84,020
Valuation allowance for deferred tax assets	(2,771)	(4,487)
Net deferred tax assets	$82,420	$79,533
Deferred tax liabilities:
Excess of net book value of property and equipment and software for financial reporting purposes over tax basis	$2,826	$2,096
Excess of net book value of intangible assets for financial reporting purposes over tax basis	127,078	128,988
Interest rate swap	(315)	(193)
Unrecognized tax benefits	100	—
Other	—	—
Total deferred tax liabilities	129,689	130,891
Net deferred tax liabilities	$(47,269)	$(51,358)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2015	2016
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$9,813	$9,411
Deferred income tax liability per balance sheet	(57,082)	(60,769)
	$(47,269)	$(51,358)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2014	2015	2016
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$3,584	$6,246	$4,706
Effect of state taxes, net of federal	292	458	(486)
Permanent items	613	445	266
State rate change	166	23	(1,664)
Valuation allowance	84	(181)	1,763
Other, net	26	(296)	(13)
Provision for income taxes	$4,765	$6,695	$4,572

At December 31, 2016, we had net operating loss carryforwards for federal income tax purposes of approximately $150.7 million that expire in 2020 through 2034 and for state income tax purposes of approximately $1,021.2 million that expire in years 2017 through 2036. For financial reporting purposes at December 31, 2016 we had a valuation allowance of $4.5 million, net of federal benefit, to offset $4.2 million of the deferred tax assets related to the state net operating loss carryforwards and $0.3 million associated with asset impairments. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2012 through 2015.

The amortization of our indefinite-lived intangible assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods exclusive of any impairment losses in future periods. These deferred tax liabilities and net operating loss carryforwards result in differences between our provision for income tax and cash paid for taxes.

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

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $19.8 million, $19.1 million and $17.9 million in 2016, 2015 and 2014, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016, are as follows:

	Related Parties	Other	Total
	(Dollars in thousand)
2017	$1,560	$11,698	$13,258
2018	852	11,282	12,134
2019	592	10,601	11,193
2020	606	10,033	10,639
2021	591	8,533	9,124
Thereafter	5,712	32,109	37,821
	$9,913	$84,256	$94,169

NOTE 15. STOCK INCENTIVE PLAN

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

The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$1,025	$474	$378
Restricted stock shares compensation expense included in corporate expenses	—	34	24
Stock option compensation expense included in broadcast operating expenses	325	130	85
Stock option compensation expense included in Internet operating expenses	165	92	60
Stock option compensation expense included in publishing operating expenses	61	41	35
Total stock-based compensation expense, pre-tax	$1,576	$771	$582
Tax benefit (expense) from stock-based compensation expense	(630)	(308)	(233)
Total stock-based compensation expense, net of tax	$946	$463	$349

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

The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
Expected volatility	74.98%	52.37%	47.03%
Expected dividends	2.70%	4.28%	5.36%
Expected term (in years)	7.8	3.0	7.4
Risk-free interest rate	2.27%	0.85%	1.64%

Activity with respect to the company’s option awards during the three years ended December 31, 2015 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,162,067	$5.09	$3.57	5.5 years	$8,491
Granted	25,000	8.40	4.73		—
Exercised	(278,837)	4.38	3.43		1,260
Forfeited or expired	(92,026)	12.25	7.89		43
Outstanding at December 31, 2014	1,816,204	$4.88	$3.39	4.8 years	$5,718
Exercisable at December 31, 2014	663,417	5.32	3.90	3.0 years	2,015
Expected to Vest	1,094,574	$4.62	$3.10	5.9 years	$3,515

Outstanding at January 1, 2015	1,816,204	$4.88	$3.39	5.5 years	$5,718
Granted	10,000	6.08	1.98		—
Exercised	(163,994)	2.35	1.53		589
Forfeited or expired	(81,087)	10.32	6.93		12
Outstanding at December 31, 2015	1,581,123	$4.87	$3.39	4.3 years	$1,738
Exercisable at December 31, 2015	947,573	4.92	3.54	3.3 years	1,001
Expected to Vest	601,557	$4.80	$3.15	5.6 years	$700

Outstanding at January 1, 2016	1,581,123	$4.87	$3.39	4.3years	$1,738
Granted	549,500	4.85	1.33		—
Exercised	(336,996)	2.95	2.02		1,418
Forfeited or expired	(73,627)	8.06	3.07		3
Outstanding at December 31, 2016	1,720,000	$5.12	$2.89	4.5 years	$2,428
Exercisable at December 31, 2016	841,625	5.56	3.94	2.9 years	948
Expected to Vest	834,017	$5.11	$2.91	4.5 years	$1,442

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2016 of $6.25 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $1.1 million, $1.5 million and $1.9 million, respectively.

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

The fair values of shares of restricted stock awards are determined based on the closing price of the company’s common stock on the grant dates. Activity with respect to the company’s restricted stock awards during the year ended December 31, 2016 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2016	10,000	$5.83	0.2 years	$40
Granted	—	—	—	—
Lapsed	(10,000)	(5.83)	—	52
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2016	—	$—	—	$—

As of December 31, 2016, there was $0.4 million of total unrecognized compensation cost related to non-vested awards of stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Additional information regarding options outstanding as of December 31, 2016, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted Average
Range of		Remaining	Average	Exercisable	Grant Date
Exercise Prices	Options	(Years)	Exercise Price	Options	Fair Value
$2.38 - $2.56	147,375	2.4	$2.38	147,375	$2.38
$2.57 - $4.42	290,500	4.6	2.76	86,500	2.80
$4.43 - $4.85	541,000	6.7	4.85	—	—
$4.86 - $6.65	91,250	1.7	5.30	86,250	5.33
$6.66 - $7.54	619,875	3.6	6.92	506,750	6.92
$7.55 - $8.76	30,000	4.8	8.37	14,750	8.37
	1,720,000	4.5	$5.12	841,625	$5.56

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

On December 15, 2016, we entered into a related party LMA with East Bay Broadcasting, LLC, a company owned by Edward G. Atsinger III, Chief Executive Officer and Stuart W. Epperson, Chairman of the Board, to operate radio station KTRB-AM in San Francisco, California. We had been operating the station under an LMA agreement with an unrelated third party as of June 24, 2016. Our Nominating and Corporate Governance Committee reviewed the related party LMA and determined that the terms of the transaction were no less favorable to Salem than those that would be available in a comparable transaction in arm’s length dealings with an unrelated third party.

On October 19, 2016, we acquired a construction permit for an FM translator in Palm Coast, Florida for $65,000 in cash from Delmarva Educational Association Corporation, a related party entity which Nancy A. Epperson, the wife of the Chairman of the Board, and Stuart W. Epperson Jr., the son of the Chairman of the Board, serve as directors. The FM translator will be used by our WTWD-AM radio station in Tampa, Florida.

On October 12, 2016, we acquired an FM translator in Lake City, Florida for $65,000 in cash from Delmarva Educational Association Corporation, a related party entity which Nancy A. Epperson, the wife of the Chairman of the Board, and Stuart W. Epperson Jr., the son of the Chairman of the Board, serve as directors. The FM translator will be used by our WBZW-AM radio station in Orlando, Florida.

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2016, 2015 and 2014 amounted to $185,000, $180,000 and $175,000, respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board. Rental expense under these leases included in operating expense for 2016, 2015 and 2014 amounted to $1.5 million, $1.3 million and $1.3 million, respectively.

On September 2, 2016, we entered into a related party lease with trusts created for the benefit of Edward G. Atsinger III, Chief Executive Officer, and Stuart W. Epperson, Chairman of the Board.  The lease is for real property located in East Carondelet, Illinois that is used as the night site location for KXFN-AM in our St. Louis, Missouri market.  Our Nominating and Corporate Governance Committee reviewed the lease and lease terms and determined that the terms of the transaction were no less favorable to Salem than those that would be available in a comparable transaction in arm’s length dealings with an unrelated third party.

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

Truth For Life—Mr. Riddle

Truth For Life is a non-profit organization that is a customer of Salem Media Group, Inc. During 2016, 2015 and 2014, the company billed Truth For Life approximately $2.2 million, respectively, for airtime on its stations. Mr. Riddle, a director of the company, joined the Truth for Life board in October 2010 and remains a member of this board.

Know the Truth - Mr. Riddle

Know the Truth is a non-profit organization that is a customer of Salem Media Group, Inc. During 2016, 2015 and 2014, the company billed Know the Truth approximately $0.4 million, $0.4 million and $0.5 million, respectively, for airtime on its stations. Mr. Riddle, a director of the company, joined the Know the Truth board in 2010 and remains a member of this board.

The Truth Network – Stuart W. Epperson Jr.

The Truth Network provides original and broadcast Christian radio that is a customer of Salem Media Group, Inc. During 2016, the company billed The Truth Network approximately $11,000 for airtime on its stations. Mr. Epperson Jr., is the CEO and President of the company.

Split-Dollar Life Insurance

Salem has maintained split-dollar life insurance policies for its Chairman and Chief Executive Officer since 1997. Since 2003, the company has been the owner of the split-dollar life insurance policies and is entitled to recover all of the premiums paid on these policies. The company records an asset based on the lower of the aggregate premiums paid or the insurance cash surrender value. The premiums were $386,000 for each of the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, 2015, and 2014, the company recorded the net cash surrender value of these policies as assets of $1.0 million, $0.6 million and $0.2 million, respectively. The cumulative premiums paid on these policies were $2.6 million, $2.5 million and $1.9 million, respectively. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the company rents aircraft from a company owned by Edward G. Atsinger III, Chief Executive Officer and director of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis at what the company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2016, 2015 and 2014 amounted to approximately $301,000, $133,000 and $274,000, respectively.

NOTE 17. DEFINED CONTRIBTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company match is currently 50% on the first 5% of the amounts contributed by each participant. During the years ending December 31, 2016, 2015 and 2014, the company contributed and expensed $1.9 million, $1.9 million and $1.7 million, respectively, into the 401(k) Plan.

NOTE 18. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” As a result, $0.6 million, $0.8 million and $1.6 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the years ended December 31, 2016, 2015, and 2014, respectively.

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. Adjusted EBITDA is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this annual report on Form 10-K.

The following table shows distributions that have been declared and paid since January 1, 2015:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)

December 7, 2016	December 31, 2016	$0.0650	$1,678
September 9, 2016	September 30, 2016	$0.0650	$1,679
June 2, 2016	June 30, 2016	$0.0650	$1,664
March 10, 2016	April 5, 2016	$0.0650	$1,657
December 1, 2015	December 29, 2015	$0.0650	$1,656
September 1, 2015	September 30, 2015	$0.0650	$1,655
June 2, 2015	June 30, 2015	$0.0650	$1,654
March 5, 2015	March 31, 2015	$0.0650	$1,647

Based on the number of shares of Class A and Class B currently outstanding, we expect to pay total annual distributions of approximately $6.8 million for the year ended December 31, 2017.

NOTE 19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected financial results of the company on a quarterly basis.

	March 31		June 30		September 30		December 31
	2015	2016	2015	2016	2015	2016	2015	2016
	(Dollars in thousands, except per share data)
Total revenue	$61,856	$64,575	$67,293	$67,779	$67,491	$71,272	$69,147	$70,695
Operating income	5,703	6,083	9,254	9,702	8,800	8,835	9,265	3,458
Net income	$295	$353	$3,523	$3,356	$2,077	$2,192	$5,255	$2,972
Basic earnings per share Class A and Class B common stock	$0.01	$0.01	$0.14	$0.13	$0.08	$0.08	$0.20	$0.11
Diluted earnings per share Class A and B Class common stock	$0.01	$0.01	$0.14	$0.13	$0.08	$0.08	$0.20	$0.11
Weighted average Class A and Class B shares outstanding – basic	25,346,499	25,485,234	25,429,127	25,551,445	25,459,962	25,815,242	25,471,342	25,826,230
Weighted average Class A and Class B shares outstanding – diluted	25,921,118	25,802,958	25,829,493	26,052,649	25,907,651	26,183,182	25,893,015	26,101,172

NOTE 20. SEGMENT DATA

FASB ASC Topic 280, “Segment Reporting,” requires companies to provide certain information about their operating segments. We have three operating segments: (1) Broadcast, (2) Digital Media and (3) Publishing.

During the third quarter of 2016, we reclassed Salem Consumer Products, our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, from our Digital Media segment to our Broadcast segment. With this reclassification, all revenue and expenses generated by on-air hosts, including broadcast programs and e-commerce product sales are consolidated to assess the financial performance of each network program.

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

The table below presents financial information for each operating segment as of December 31, 2016, 2015 and 2014 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2016
Net revenue	$202,016	$46,777	$25,528	$—	$274,321
Operating expenses	146,283	36,290	26,209	14,994	223,776
Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration (gain) loss on the sale or disposal of assets	$55,733	$10,487	$(681)	$(14,994)	$50,545
Depreciation	7,592	3,092	675	846	12,205
Amortization	86	4,304	680	1	5,071
Impairment of long-lived assets	700	—	—	—	700
Impairment of indefinite-lived long-term assets other than goodwill	6,540	—	501	—	7,041
Impairment of goodwill	—	32	—	—	32
Impairment of amortizable intangible assets	—	8	—	—	8
Change in estimated fair value of contingent earn-out consideration	—	(146)	(543)	—	(689)
(Gain) loss on the sale or disposal of assets	(2,122)	236	(21)	6	(1,901)
Operating income (loss)	$42,937	$2,961	$(1,973)	$(15,847)	$28,078

Year Ended December 31, 2015
Net revenue	$197,184	$44,761	$23,842	$—	$265,787
Operating expenses	140,819	35,380	24,774	15,146	216,119
Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration (gain) loss on the sale or disposal of assets	$56,365	$9,381	$(932)	$(15,146)	$49,668
Depreciation	7,726	3,091	637	963	12,417
Amortization	96	4,685	542	1	5,324
Impairment of goodwill	439	—	—	—	439
Change in estimated fair value of contingent earn-out consideration	—	(478)	(1,237)	—	(1,715)
(Gain) loss on the sale or disposal of assets	219	11	(58)	9	181
Operating income (loss)	$47,885	$2,072	$(816)	$(16,119)	$33,022

Year Ended December 31, 2014
Net revenue	$194,094	$45,691	$26,751	$—	$266,536
Operating expenses	139,206	35,590	26,143	17,092	218,031
Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration (gain) loss on the sale or disposal of assets	$54,888	$10,101	$608	$(17,092)	$48,505
Depreciation	7,988	2,987	529	1,125	12,629
Amortization	109	4,874	1,212	1	6,196
Impairment of indefinite-lived long-term assets other than goodwill	—	—	34	—	34
Impairment of goodwill	—	—	45	—	45
Change in estimated fair value of contingent earn-out consideration	—	325	409	—	734
(Gain) loss on the sale or disposal of assets	231	25	(5)	—	251
Operating income (loss)	$46,560	$1,890	$(1,616)	$(18,218)	$28,616

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2016
Inventories, net	$—	$300	$370	$—	$670
Property and equipment, net	86,976	6,634	1,779	7,401	102,790
Broadcast licenses	388,517	—	—	—	388,517
Goodwill	3,581	20,136	1,888	8	25,613
Other indefinite-lived intangible assets	—	—	332	—	332
Amortizable intangible assets, net	407	9,927	4,069	5	14,408
As of December 31, 2015
Inventories, net	$—	$505	$388	$—	$893
Property and equipment, net	88,894	6,927	1,742	7,920	105,483
Broadcast licenses	393,031	—	—	—	393,031
Goodwill	3,581	19,930	1,044	8	24,563
Other indefinite-lived intangible assets	—	—	833	—	833
Amortizable intangible assets, net	492	9,599	1,385	5	11,481

The table below presents financial information for each operating segment as of December 31, 2015 and 2014 with a comparison of the results under the prior composition of our operating segments as compared to the new composition:

	Year ended December 31,
	2014		2015
	Original	Updated	Original	Updated
	(Dollars in thousands)
Revenues by Segment:
Net Broadcast Revenue	$192,923	$194,094	$196,090	$197,184
Net Digital Media Revenue	46,862	45,691	45,855	44,761
Net Publishing Revenue	26,751	26,751	23,842	23,842
Total Net Revenue	$266,536	$266,536	$265,787	$265,787
Operating expenses by segment:
Broadcast Operating Expenses	$138,564	$139,206	$140,230	$140,819
Digital Media Operating Expenses	36,232	35,590	35,969	35,380
Publishing Operating Expenses	26,143	26,143	24,774	24,774
Unallocated Corporate Expenses	17,092	17,092	15,146	15,146
	$218,031	$218,031	$216,119	$216,119
Net operating income (loss) before depreciation, amortization, impairments and (gain) loss on the sale or disposal of assets	$48,505	$48,505	$49,668	$49,668

NOTE 21. SUBSEQUENT EVENTS

On March 8, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock.  The equity distribution will be paid on March 31, 2017, to all Class A and Class B common stockholders of record as of March 20, 2017.

On March 1, 2017, we closed on the acquisition of an FM translator in Roseburg, Oregon for $45,000 in cash. The FM translator will be used in our Portland, Oregon market.

On February 28, 2017, we repaid $3.0 million in principal on our Term Loan B and paid interest due through that date. We recorded a $6,300 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $17,000 in bank loan fees associated with the principal repayment.

On January 30, 2017, we repaid $2.0 million in principal on our Term Loan B and paid interest due through that date. We recorded a $4,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $12,270 in bank loan fees associated with the principal repayment.

On January 16, 2017, we closed on the acquisition of an FM translator in Astoria, Florida for $33,000 in cash. The FM translator will be relocated to the Seattle, Washington market for use by our KGNW-AM radio station.

On January 6, 2017, we closed on the acquisition of an FM translator construction permit in Mohave Valley, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KCBQ-AM radio.

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, as a result of the material weakness in internal control over financial reporting discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures was not effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission using the 2013 framework.

Based on this evaluation, our management has concluded, as a result of the material weakness in internal control over financial reporting discussed below, that our internal control over financial reporting was not effective as of December 31, 2016. However, we believe that the financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

In November 2016, management identified a control deficiency with respect to the precision of the review of the calculation of our valuation allowance for certain deferred tax assets, and concluded that such deficiency constituted a material weakness in internal control over financial reporting.

Management has reviewed and revised its policies and procedures with respect to controls over the review and verification of the accuracy of the calculation of the valuation allowance for certain deferred tax assets to ensure that all reasonable steps are taken to correct this material weakness. Management has enhanced the precision of the controls, including hiring a Tax Director, however, the deficiency will not be considered remediated until internal controls are operational for a period of time and tested, and management concludes that the controls are operating effectively. Based on our assessment, we consider that the material weakness related to the precision of the review of the calculation of the provision for income taxes not to have been fully remediated and is still present as of December 31, 2016 as the remedial measures have not operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.

(c) Attestation Report of Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting. Except for the activities taken to remediate the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Salem Media Group, Inc.

Camarillo, California

We have audited Salem Media Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's report. In November 2016, management concluded that a control deficiency with respect to the precision of the review of the calculation of the valuation allowance for certain deferred tax assets constituted a material weakness in internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 10, 2017 on those financial statements.

In our opinion, because of the effects of the material weakness described above, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2016, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Sherman Oaks, California

March 10, 2017

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

2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2016, 2015 and 2014 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

ITEM 16. FORM 10-K SUMMARY

SALEM MEDIA GROUP, INC.
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2014 Allowance for Doubtful Accounts and Sales Returns	$10,809	$9,149	$(7,231)	$12,727
Year Ended December 31, 2015 Allowance for Doubtful Accounts and Sales Returns	12,727	8,325	(7,573)	13,479
Year Ended December 31, 2016 Allowance for Doubtful Accounts and Sales Returns	13,479	5,369	(8,428)	10,420
Year Ended December 31, 2014 Allowance for Inventory Reserves	—	2,891	(1,664)	1,227
Year Ended December 31, 2015 Allowance for Inventory Reserves	1,227	628	—	1,855
Year Ended December 31, 2016 Allowance for Inventory Reserves	1,855	406	(35)	2,226

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Company.	8-K	333-41733-29	04/14/99	3.1
3.02	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	000-26497	02/23/15	3.1
3.03	Second Amended and Restated Bylaws of the Company.	8-K	000-26497	02/23/15	3.2
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09
10.01	Employment Agreement, dated July 1, 2016 between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/13/16	99.1
10.02	Employment Agreement, dated July 1, 2016 between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/05/16	10.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.03	Employment Agreement dated January 1, 2017 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	01/04/17	99.1
10.04	Employment Agreement dated January 1, 2017 between Salem Communications Holding Corporation and David Santrella.	8-K	000-26497	01/04/17	99.2
10.05	Employment Agreement, effective as of September 15, 2014, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/19/14	99.1
10.06.01	Antenna/tower lease between Caron Broadcasting, Inc. (KFXN-AM) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust, expiring in 2036.	8-K	000-26497	09/08/16	10.3
10.06.02	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2036.	8-K	000-26497	09/08/16	10.2
10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2023.	8-K	000-26497	04/14/08	10.06.21
10.06.04	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.06.04.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.06.04.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02
10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2023.	8-K	000-26497	04/14/08	10.06.22
10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-26497	04/14/08	10.06.27
10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.06.08	Lease Agreement between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2036.	8-K	000-26497	03/03/16	10.1
10.06.09	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2023.	8-K	000-26497	04/14/08	10.06.24

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.06.10	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-36497	04/14/08	10.06.23
10.06.11	Antenna/tower lease between New Inspiration Broadcasting Company, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2036.	8-K	000-26497	09/08/16	10.1
10.06.12	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K	000-26497	03/31/99	10.05.23
10.06.13	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25
10.06.14	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20
10.06.15	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.06.16	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.22
10.06.17	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23
10.06.18	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24
10.06.19	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25
10.06.20	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX/night sight) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26
10.07.01	Asset Purchase Agreement, dated May 25, 2016, by and between Pennsylvania Media Associates, Inc. and Delmarva Educational Association (FM Translator W224BU, Lake City, Florida).					X

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07.02	Asset Purchase Agreement, dated May 18, 2016, by and between Pennsylvania Media Associates, Inc. and Delmarva Educational Association (FM Translator W222BT, Palm Coast, Florida) (the “Palm Coast APA”).					X
10.07.02.01	First Amendment to Palm Coast APA dated May 25, 2016.					X
10.07.02.02	Second Amendment to Palm Coast APA dated July 27, 2016.					X
10.07.02.03	Third Amendment to Palm Coast APA dated July 29, 2016.					X
10.07.02.04	First Assignment and Assumption of Purchase Agreement dated July 27, 2016 from Pennsylvania Media Associates, Inc. to Caron Broadcasting, Inc.					X
10.07.02.05	Second Assignment and Assumption of Asset Purchase Agreement dated July 29, 2016 from Caron Broadcasting, Inc. to South Texas Broadcasting, Inc.					X
10.07.03	Local Marketing Agreement, dated December 15, 2016 by and between New Inspiration Broadcasting Company, Inc. and East Bay Broadcasting, LLC (KTRB-AM, San Francisco, California).	8-K	000-26497	12/20/16	10.1
10.08.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through June 3, 2009).	8-K	000-26497	06/09/09	10.08.04.01
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11
10.10.01	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	8-K	000-26497	03/14/13	10.1
10.10.02	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.2
14	Code of Ethics	-	-	-	-	X
21	Subsidiaries of Salem Media Group, Inc.	-	-	-	-	X

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.2	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.3	Consent of Noble Financial Capital Markets Capital Markets dated March 4, 2015.	-	-	-	-	X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM MEDIA GROUP, INC.
March 10, 2017
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
March 10, 2017
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	Chief Executive Officer
Edward G. Atsinger III	(Principal Executive Officer)	March 10, 2017

/s/ EVAN D. MASYR	Executive Vice President and Chief Financial Officer
Evan D. Masyr	(Principal Financial Officer and Principal Accounting Officer)	March 10, 2017

/s/ STUART W. EPPERSON	Chairman
Stuart W. Epperson		March 10, 2017

/s/ ROLAND S. HINZ	Director
Roland S. Hinz		March 10, 2017

/s/ JONATHAN VENVERLOH	Director
Jonathan Venverloh		March 10, 2017

/s/ RICHARD A. RIDDLE	Director
Richard A. Riddle		March 10, 2017

/s/ JAMES KEET LEWIS	Director
James Keet Lewis		March 10, 2017

/s/ ERIC HALVORSON	Director
Eric Halvorson		March 10, 2017

/s/ EDWARD C. ATSINGER	Director
Edward C. Atsinger		March 10, 2017

/s/ STUART W. EPPERSON JR.	Director
Stuart W. Epperson Jr.		March 10, 2017

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
10.07.01	Asset Purchase Agreement, dated May 25, 2016, by and between Pennsylvania Media Associates, Inc. and Delmarva Educational Association (FM Translator W224BU, Lake City, Florida).
10.07.02	Asset Purchase Agreement, dated May 18, 2016, by and between Pennsylvania Media Associates, Inc. and Delmarva Educational Association (FM Translator W222BT, Palm Coast, Florida) (the “Palm Coast APA”).
10.07.02.01	First Amendment to Palm Coast APA dated May 25, 2016.
10.07.02.02	Second Amendment to Palm Coast APA dated July 27, 2016.
10.07.02.03	Third Amendment to Palm Coast APA dated July 29, 2016.
10.07.02.04	First Assignment and Assumption of Purchase Agreement dated July 27, 2016 from Pennsylvania Media Associates, Inc. to Caron Broadcasting, Inc.
10.07.02.05	Second Assignment and Assumption of Asset Purchase Agreement dated July 29, 2016 from Caron Broadcasting, Inc. to South Texas Broadcasting, Inc.
14	Code of Ethics
21	Subsidiaries of Salem Media Group Inc.
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.
23.3	Consent of Noble Financial Capital Markets
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.