Form 10-K/A
period 2016-12-31
SALEM MEDIA GROUP, INC. /DE/
filed 2017-03-15
CIK 1050606

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for Salem Media Group, Inc. for the year ended December 31, 2016, originally filed on March 10, 2017 (the “Original Report”). We are filing this Amendment solely to amend the audit report of SingerLewak LLP to correct a typographical error relating to the fiscal years covered by its audit report. Other than as set forth in this explanatory note, no other items in the Original Report are being revised by this Amendment.

2

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

Sherman Oaks, California
March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Salem Media Group, Inc.

We have audited the accompanying consolidated balance sheet of Salem Media Group, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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
9

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
57

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

Subsequent events reflect all applicable transactions through the date of the filing.

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Company.	8-K	333-41733-29	04/14/99	3.1
3.02	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	000-26497	02/23/15	3.1
3.03	Second Amended and Restated Bylaws of the Company.	8-K	000-26497	02/23/15	3.2
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09
10.01	Employment Agreement, dated July 1, 2016 between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/13/16	99.1
10.02	Employment Agreement, dated July 1, 2016 between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/05/16	10.1
10.03	Employment Agreement dated January 1, 2017 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	01/04/17	99.1
10.04	Employment Agreement dated January 1, 2017 between Salem Communications Holding Corporation and David Santrella.	8-K	000-26497	01/04/17	99.2
10.05	Employment Agreement, effective as of September 15, 2014, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/19/14	99.1
10.06.01	Antenna/tower lease between Caron Broadcasting, Inc. (KFXN-AM) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust, expiring in 2036.	8-K	000-26497	09/08/16	10.3

10.06.02	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2036.	8-K	000-26497	09/08/16	10.2
10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2023.	8-K	000-26497	04/14/08	10.06.21
10.06.04	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.06.04.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01
10.06.04.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02
10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2023.	8-K	000-26497	04/14/08	10.06.22

10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-26497	04/14/08	10.06.27
10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.06.08	Lease Agreement between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2036.	8-K	000-26497	03/03/16	10.1
10.06.09	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2023.	8-K	000-26497	04/14/08	10.06.24
10.06.10	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-36497	04/14/08	10.06.23
10.06.11	Antenna/tower lease between New Inspiration Broadcasting Company, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2036.	8-K	000-26497	09/08/16	10.1

10.06.12	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K	000-26497	03/31/99	10.05.23
10.06.13	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25
10.06.14	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20
10.06.15	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21
10.06.16	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.22
10.06.17	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23

10.06.18	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24
10.06.19	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25
10.06.20	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX/night sight) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26
10.07.01	Asset Purchase Agreement, dated May 25, 2016, by and between Pennsylvania Media Associates, Inc. and Delmarva Educational Association (FM Translator W224BU, Lake City, Florida).	10-K	000-26497	03/10/17	10.07.01
10.07.02	Asset Purchase Agreement, dated May 18, 2016, by and between Pennsylvania Media Associates, Inc. and Delmarva Educational Association (FM Translator W222BT, Palm Coast, Florida) (the “Palm Coast APA”).	10-K	000-26497	03/10/17	10.07.02
10.07.02.01	First Amendment to Palm Coast APA dated May 25, 2016.	10-K	000-26497	03/10/17	10.07.02.01
10.07.02.02	Second Amendment to Palm Coast APA dated July 27, 2016.	10-K	000-26497	03/10/17	10.07.02.02

10.07.02.03	Third Amendment to Palm Coast APA dated July 29, 2016.	10-K	000-26497	03/10/17	10.07.02.03
10.07.02.04	First Assignment and Assumption of Purchase Agreement dated July 27, 2016 from Pennsylvania Media Associates, Inc. to Caron Broadcasting, Inc.	10-K	000-26497	03/10/17	10.07.02.04
10.07.02.05	Second Assignment and Assumption of Asset Purchase Agreement dated July 29, 2016 from Caron Broadcasting, Inc. to South Texas Broadcasting, Inc.	10-K	000-26497	03/10/17	10.07.02.05
10.07.03	Local Marketing Agreement, dated December 15, 2016 by and between New Inspiration Broadcasting Company, Inc. and East Bay Broadcasting, LLC (KTRB-AM, San Francisco, California).	8-K	000-26497	12/20/16	10.1
10.08.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through June 3, 2009).	8-K	000-26497	06/09/09	10.08.04.01
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11

10.10.01	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	8-K	000-26497	03/14/13	10.1
10.10.02	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.2
14	Code of Ethics	10-K	000-26497	03/10/17	14
21	Subsidiaries of Salem Media Group, Inc.	10-K	000-26497	03/10/17	21
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.2	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.3	Consent of Noble Financial Capital Markets Capital Markets dated March 4, 2015.	10-K	000-26497	03/10/17	23.3

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	10-K	000-26497	03/10/17	101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2017	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Crowe Horwath LLC, Independent Registered Public Accounting Firm.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

