Form 10-Q
period 2017-03-31
SALEM MEDIA GROUP, INC. /DE/
filed 2017-05-08
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging Growth Company ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a Smaller Reporting Company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 4, 2017
Common Stock, $0.01 par value per share	20,468,322 shares

Class B	Outstanding at May 4, 2017
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM MEDIA GROUP, INC.
INDEX

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Salem” or the “company,” including references to Salem by “we,” “us,” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Salem Media Group, Inc. (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” from time to time in both written reports (including this report) and oral statements, within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “intends,” “could,” “would,” “should,” “seeks,” “predicts,” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995.

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

2

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2016 (Note 1)	March 31, 2017 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130	$83
Trade accounts receivable (net of allowances of $10,420 in 2016 and $10,263 in 2017)	37,260	33,951
Other receivables (net of allowances of $260 in 2016 and $105 in 2017 )	751	923
Inventories (net of reserves of $2,226 in 2016 and $1,516 in 2017)	670	841
Prepaid expenses	6,287	6,144
Deferred income taxes current	9,411	—
Land held for sale	1,000	1,000
Total current assets	55,509	42,942
Notes receivable (net of allowance of $564 in 2016 and $531 in 2017)	65	17
Property and equipment (net of accumulated depreciation of $156,024 in 2016 and $158,915 in 2017)	102,790	102,558
Broadcast licenses	388,517	388,663
Goodwill	25,613	25,628
Other indefinite-lived intangible assets	332	313
Amortizable intangible assets (net of accumulated amortization of $44,488 in 2016 and $43,728 in 2017)	14,408	13,348
Deferred financing costs	82	65
Deferred income taxes non-current	—	1,877
Other assets	2,952	3,104
Total assets	$590,268	$578,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,968	$5,795
Accrued expenses	15,658	12,087
Accrued compensation and related expenses	8,133	9,712
Accrued interest	77	41
Current portion of deferred revenue	9,491	9,365
Income taxes payable	223	257
Current portion of long-term debt and capital lease obligations	590	2,095
Total current liabilities	39,140	39,352
Long-term debt and capital lease obligations, less current portion	261,084	255,519
Fair value of interest rate swap	514	157
Deferred income taxes	60,769	53,859
Deferred rent expense	9,596	9,656
Deferred revenue less current portion	5,252	5,253
Other long-term liabilities	67	65
Total liabilities	376,422	363,861
Commitments and contingencies (Note 18)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,593,130 and 22,783,972 issued and 20,275,480 and 20,466,322 outstanding at December 31, 2016 and March 31, 2017, respectively	226	226
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2016 and March 31, 2017	56	56
Additional paid-in capital	243,607	245,046
Accumulated earnings	3,963	3,332
Treasury stock, at cost (2,317,650 shares at December 31, 2016 and March 31, 2017)	(34,006)	(34,006)
Total stockholders’ equity	213,846	214,654
Total liabilities and stockholders’ equity	$590,268	$578,515

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2017
Net broadcast revenue	$48,745	$47,804
Net digital media revenue	11,010	10,686
Net publishing revenue	4,820	6,490
Total net revenue	64,575	64,980
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $408 and $424 for the three months ended March 31, 2016 and 2017, respectively, paid to related parties)	36,150	35,836
Digital media operating expenses, exclusive of depreciation and amortization shown below	9,024	8,702
Publishing operating expenses, exclusive of depreciation and amortization shown below	4,948	6,351
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $98 and $92 for the three months ended March 31, 2016 and 2017, respectively, paid to related parties)	4,213	5,125
Depreciation	2,992	2,980
Amortization	1,143	1,142
Change in the estimated fair value of contingent earn-out consideration	(128)	1
Impairment of indefinite-lived long-term assets other than goodwill	—	19
Loss on the sale or disposal of assets	150	5
Total operating expenses	58,492	60,161
Operating income	6,083	4,819
Other income (expense):
Interest income	1	1
Interest expense	(3,796)	(3,430)
Change in the fair value of interest rate swap	(1,758)	357
Loss on early retirement of long-term debt	(9)	(41)
Net miscellaneous income and expenses	—	—
Net income before income taxes	521	1,706
Provision for income taxes	168	646
Net income	$353	$1,060

Basic earnings per share data:
Basic earnings per share	$0.01	$0.04
Diluted earnings per share data:
Diluted earnings per share	$0.01	$0.04
Distributions per share	$—	$0.07
Basic weighted average shares outstanding	25,485,234	25,901,801
Diluted weighted average shares outstanding	25,802,958	26,290,926

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2017
OPERATING ACTIVITIES
Net income	$353	$1,060
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	199	1,381
Tax benefit related to stock options exercised	(10)	—
Depreciation and amortization	4,135	4,122
Amortization of deferred financing costs	160	149
Accretion of financing items	52	48
Accretion of acquisition-related deferred payments and contingent consideration	29	12
Provision for bad debts	135	388
Deferred income taxes	121	624
Change in the fair value of interest rate swap	1,758	(357)
Change in the estimated fair value of contingent earn-out consideration	(128)	1
Impairment of indefinite-lived long-term assets other than goodwill	—	19
Loss on early retirement of long-term debt	9	41
Loss on the sale or disposal of assets	150	5
Changes in operating assets and liabilities:
Accounts receivable	7,484	2,804
Inventories	22	(171)
Prepaid expenses and other current assets	145	143
Accounts payable and accrued expenses	(1,796)	(1,171)
Deferred rent	(128)	26
Deferred revenue	(1,801)	(119)
Other liabilities	—	(2)
Income taxes payable	189	34
Net cash provided by operating activities	11,078	9,037
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(2,427)	(2,586)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(200)	(48)
Escrow deposits related to acquisitions	(122)	(42)
Purchases of broadcast assets and radio stations	—	(98)
Purchases of digital media businesses and assets	(2,700)	(245)
Purchases of publishing businesses assets	(3)	—
Other	(226)	(111)
Net cash used in investing activities	(5,678)	(3,130)
FINANCING ACTIVITIES
Payments under Term Loan B	(1,559)	(5,000)
Proceeds from borrowings under Revolver	12,902	6,266
Payments on Revolver	(13,207)	(5,514)
Payments of acquisition-related contingent earn-out consideration	(83)	(9)
Payments of deferred installments due from acquisition activity	(2,521)	(200)
Proceeds from the exercise of stock options	31	58
Payments of capital lease obligations	(27)	(33)
Payment of cash distributions on common stock	—	(1,691)
Book overdraft	(950)	169
Net cash used in financing activities	(5,414)	(5,954)
Net increase in cash and cash equivalents	(14)	(47)
Cash and cash equivalents at beginning of year	98	130
Cash and cash equivalents at end of period	$84	$83

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$3,547	$3,244
Cash received for income taxes	$(131)	$(30)
Other supplemental disclosures of cash flow information:
Barter revenue	$1,040	$1,329
Barter expense	$1,055	$1,294
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$200	$48
Current value of deferred cash payments (short-term)	$1,300	$—

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

Information with respect to the three months ended March 31, 2017 and 2016 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2016. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2016 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic multimedia company specializing in Christian and conservative content, with media properties comprising radio broadcasting, digital media, and publishing. Effective February 19, 2015, we changed our name from Salem Communications Corporation to Salem Media Group, Inc. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com.

We have three operating segments, (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 19 – Segment Data. Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network) and Salem Media RepresentativesTM (“SMR”). SRN, SNN, TCM and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in nine U.S. cities, specializes in placing national advertising on religious and other format commercial radio stations. Each of our radio stations has a website specifically designed for that station from which our audience can access our entire library of digital content and online publications.

Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, GodTube.com, CrossCards.com, LightSource.com, Jesus.org, BibleStudyTools.com, iBelieve.com, CCMmagazine.com and ChristianHeadlines.com, Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com, RedState.com, and BearingArms.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including WorshipHouseMedia.com, SermonSpice.com, SermonSearch.com, ChurchStaffing.com, and ChristianJobs.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders.

E-commerce also includes Eagle Wellness, which is a seller of nutritional supplements.

Our web content is accessible through all of our radio station websites that feature content of interest to local audiences throughout the United States.

Our publishing operating segment is comprised of three businesses: (1) Regnery Publishing is a traditional book publisher that has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D’Souza; (2) Salem Author Services, our self-publishing services for authors through Xulon Press and Mill City Press; and (3) Salem Publishing™ which produces and distributes print magazines.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of March 31, 2017, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the reclassification of Salem Consumer Products (“SCP”) from our digital media segment to our broadcast segment. SCP sells books, DVD’s and editorial content developed by our on-air personalities. The reclassification was made to include revenue from all sources, including SCP, to assess the overall performance of each network program. Refer to Note 19 – Segment Data for an explanation of this reclassification.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium on Purchased Callable Debt Securities,” which amends the amortization period for certain purchased callable debt securities held at a premium to a shorter period based on the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20),” which clarifies the scope and application of ASC Topic 610-20 on accounting for the sale or transfer of nonfinancial assets, that is an asset with physical value such as real estate, equipment, intangibles or similar property. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We expect the adoption of ASU 2017-01 to impact the purchase price allocation of any future radio station acquisitions that will be considered asset acquisitions under the new guidance rather than business acquisitions. We do not expect the change to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In November 2016, the FASB issued ASU 2016-18, “Statements of Cash Flows (Topic 230): Restricted Cash,” which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of ASU 2016-18 to have a material impact on our cash flows or presentation thereof.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016, within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The guidance is effective for us as of January 2018, the first interim period within fiscal years beginning on or after December 15, 2017, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We have developed a project plan for the implementation of ASC 606 and all related ASU’s as of the effective date with further analysis planned during 2017 to complete the implementation plan. Based on our evaluation of a sample of revenue contracts with customers against the requirements of the standard, we believe that the reporting of revenue as principal (gross) or agent (net) will impact our consolidated financial statements. We may sell advertising that includes placement on third party websites that we currently report on a gross basis as principal due to having latitude in establishing the sales price and bearing credit risk. Under new guidance, we will report this revenue net as agent because the third party is primarily responsible for fulfilling the service. Preliminarily, we plan to adopt Topic 606 pursuant to the (1) retrospective application method of Topic 606 and we do not currently believe that there will be a material impact to our revenues upon adoption. We continue to evaluate the impact of our pending adoption of Topic 606 and our preliminary assessments are subject to change.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 72% of our total assets as of March 31, 2017 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 16.

We continue to evaluate our print magazine business due to recurring declines in operating results and projected revenues. Due to operating results during the three months ending March 31, 2017 that did not meet management’s expectations, we decided to cease publishing Preaching Magazine™ , YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon delivery of the May 2017 print publications. We have received purchase offers from third parties interested in acquiring the rights to continue publishing Preaching Magazine™, but we have not closed on or agreed to final terms of the sale.

Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated lives, we performed impairment tests as of March 31, 2017. We recorded an impairment charge of $19,000 associated with mastheads. There were no changes in depreciable lives of any property or equipment associated with these magazines as each individually identifiable asset has been fully depreciated.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment.” We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Our review requires us to estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. We reviewed long-lived assets associated with Preaching Magazine™ , YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine as of March 31, 2017, due to the likelihood that these print magazines would be sold or disposed of before the end of their previously estimated lives. We recorded a $1.9 million decrease in the cost and a $1.9 million decrease in the accumulated amortization for fully amortized subscriber lists and domain names associated with these magazines. There was no impairment loss or adjustment required to the previously estimated useful lives of these assets. There were no other indications of impairment present as of the period ending March 31, 2017.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the three month period ended March 31, 2017, we completed or entered into the following transactions:

Debt

On February 28, 2017, we repaid $3.0 million principal on our term loan of $300.0 million (“Term Loan B”), and paid interest due as of that date. We recorded a $6,200 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $18,000 in bank loan fees associated with the principal repayment.

On January 30, 2017, we repaid $2.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $4,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $12,000 in bank loan fees associated with the principal repayment.

Equity

On March 9, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on March 30, 2017 to all Class A and Class B common stockholders of record as of March 20, 2017.

On March 24, 2017, a restricted stock award was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contain transfer restrictions under which they cannot be sold, pledged, transferred or assigned until three months from vesting date. Recipients of these restricted stock awards are entitled to all the rights of absolute ownership of the restricted stock from the date of grant including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

Acquisitions – Broadcast

On March 14, 2017, we closed on the acquisition of an FM translator construction permit in Quartz Site, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KPRZ-AM radio station.

On March 1, 2017, we closed on the acquisition of an FM translator construction permit in Roseburg, Oregon for $45,000 in cash. The FM translator will be relocated to the Portland, Oregon market for use by our KPDQ-AM radio station.

On January 16, 2017, we closed on the acquisition of an FM translator in Astoria, Oregon for $33,000 in cash. The FM translator will be relocated to the Seattle, Washington market for use by our KGNW-AM radio station.

On January 6, 2017, we closed on the acquisition of an FM translator construction permit in Mohave Valley, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KCBQ-AM radio.

Acquisitions − Digital Media

On March 15, 2017, we acquired the website prayers-for-special-help.com and related assets for $0.2 million in cash. We recorded goodwill of approximately $15,000 with the expected synergies to be realized from combining these applications into our existing digital media platform. The accompanying Condensed Consolidated statement of operations reflects the operating results as of the closing date within our digital media operating segment.

A summary of our business acquisitions and asset purchases during the three month period ended March 31, 2017, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
March 15, 2017	Prayers for Special Help (business acquisition)	$245
March 14, 2017	FM Translator construction permit, Quartz Site, Arizona (asset purchase)	20
March 1, 2017	FM Translator construction permit, Roseburg, Oregon (asset purchase)	45
January 16, 2017	FM Translator, Astoria, Oregon (asset purchase)	33
January 1, 2017	FM Translator construction permit, Mohave Valley, Arizona (asset purchase)	20
		$363

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

We believe that these valuations and analysis provide appropriate estimates of the fair value for the net assets acquired as of the acquisition date. These initial valuations are subject to refinement during the measurement period, which may be up to one year from the acquisition date. During this measurement period we may retroactively record adjustments to the net assets acquired based on additional information obtained for items that existed as of the acquisition date. Upon the conclusion of the measurement period any adjustments are reflected in our Condensed Consolidated statements of operations. We have not to date recorded adjustments to our estimated fair values used in our acquisition consideration during or after the measurement period.

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred in corporate operating expenses. We recognized costs associated with acquisitions of $24,000 during the three month period ended March 31, 2017 compared to $0.1 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying Condensed Consolidated statements of operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 16 - Fair Value Measurements.

The following table summarizes the total acquisition consideration for the three month period ended March 31, 2017:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$343
Escrow deposits paid in prior years	20
Total purchase price consideration	$363

The fair value of the net assets acquired was allocated as follows:

	Net Broadcast Assets Acquired	Net Digital Media Assets Acquired	Net Total Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$—	$148	$148
Broadcast licenses	118	—	118
Goodwill	—	15	15
Domain and brand names	—	56	56
Customer lists and contracts	—	26	26
	$118	$245	$363

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

FM translators or FM translator construction permits purchase agreements pending as of period ending March 31, 2017 include the following:

Date APA Entered	Permit or ID	Authorized Site - Current	Purchase Price	Escrow Deposits	Date Closed	Market
			(Dollars in thousands)
7/25/2016	K283CA	Festus, Missouri *	40	8	-	St. Louis, Missouri
7/26/2016	K276FZ	Eaglemount, Washington *	40	8	-	Portland, Oregon
* Indicates that the purchase is for an FM translator construction permit.

Divestitures

On January 3, 2017, Word Broadcasting began operating our Louisville radio stations (WFIA-AM; WFIA-FM; WGTK-AM) under a twenty-four month TBA.

Due to operating results during the three months ending March 31, 2017 that did not meet management’s expectations, we decided to cease publishing Preaching Magazine™ , YouthWorker Journal™ , FaithTalk Magazine™ and Homecoming® The Magazine upon delivery of the May 2017 print publications.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 16.

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

Turner Investment Products

We acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets on September 13, 2016. We paid $0.4 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration during the twelve month period ending September 13, 2017 based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Turner’s investment products to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $66,000, which approximated the discounted present value due to the earn-out period of less than one year. The discount is being accreted to interest expense over the one-year earn-out period. We believe that our experience with digital subscriptions and websites provides a reasonable basis for our estimates.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual subscriber revenues achieved and projected to the estimated subscriber revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the three month period ending March 31, 2017. To date, no payments have been made to the seller and we have estimated the fair value of our contingent earn-out consideration to be approximately $51,000.

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

We review the fair value of the contingent earn-out consideration quarterly over the two-year earn-out period to compare actual cumulative sessions achieved to the estimated cumulative sessions used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.3 million less any amounts paid or expired to date. Changes in the fair value of the contingent earn-out consideration may materially impact and cause volatility in our future operating results. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the three month period ending March 31, 2017. To date, we have paid $75,000 to the seller and we have estimated the fair value of our remaining contingent earn-out consideration to be approximately $4,000.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller was based upon 50% of the net subscriber revenues achieved over the two-year period from date of close with no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on our revenue projections at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount was accreted to interest expense over the two-year earn-out period. We paid a total of $86,000 to the seller of which approximately $9,000 was paid during the three month period ended March 31, 2017. We recorded a net increase of $1,000 to the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for the three months ending March 31, 2017, due to actual net subscription revenues that were slightly higher than our prior estimate. The final payment due to the seller of approximately $5,000 is reflected in other current liabilities as of March 31, 2017.

Eagle Publishing

On January 10, 2014, we acquired the entities of Eagle Publishing, including Regnery Publishing, HumanEvents.com, RedState.com, Eagle Financial Publications and Eagle Wellness. The base purchase price was $8.5 million, with $3.5 million paid in cash upon closing, and deferred payments of $2.5 million each due January 2015 and January 2016. The purchase agreement included contingent earn-out consideration of up to $8.5 million based upon the achievement of certain revenue benchmarks established for calendar years 2014, 2015 and 2016 for each of the Eagle entities. Using a probability-weighted discounted cash flow model based on the likelihood of achievement of the benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $2.4 million, which was recorded at the discounted present value of $2.0 million. The discount was accreted to interest expense over the three-year earn-out period. We paid a total of $0.9 million in cash for amounts due under the contingent earn-out as of the end of the term on December 31, 2016.

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration during the three month period ended March 31, 2017 and 2016:

	Three Months Ending March 31, 2017
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2017	$66	$—	$66
Acquisitions	—	—	—
Accretion of acquisition-related contingent earn-out consideration	2	—	2
Change in the estimated fair value of contingent earn-out consideration	1	—	1
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(9)	—	(9)
Ending Balance as of March 31, 2017	$60	$—	$60

	Three Months Ending March 31, 2016
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2016	$173	$602	$775
Acquisitions	—	—	—
Accretion of acquisition-related contingent earn-out consideration	3	7	10
Change in the estimated fair value of contingent earn-out consideration	(74)	(54)	(128)
Reclassification of payments due in next 12 months to short-term	522	(522)	—
Payments	(83)	—	(83)
Ending Balance as of March 31, 2016	$541	$33	$574

NOTE 6. INVENTORIES

Inventories consist of finished goods that include books printed for sale by Regnery Publishing and wellness products for sale on our e-commerce sites. All inventories are valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	As of December 31, 2016	As of March 31, 2017
	(Dollars in thousands)
Regnery Publishing book inventories	$2,473	$1,911
Reserve for obsolescence – Regnery Publishing	(2,104)	(1,399)
Inventory, net - Regnery Publishing	369	512
Wellness products	$423	$446
Reserve for obsolescence – Wellness products	(122)	(117)
Inventory, net - Wellness products	301	329
Consolidated inventories, net	$670	$841

NOTE 7. BROADCAST LICENSES

The following table presents the changes in broadcasting licenses that include acquisitions of radio stations and FM translators as discussed in Note 4 of our Condensed Consolidated financial statements.

Broadcast Licenses	Twelve Months Ending December 31, 2016	Three Months Ending March 31, 2017
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$492,032	$494,058
Accumulated loss on impairment	(99,001)	(105,541)
Balance, beginning of period after cumulative loss on impairment	393,031	388,517
Acquisitions of radio stations	74	—
Acquisitions of FM translators	1,645	118
Capital projects to improve broadcast signal and strength	307	28
Impairments based on estimated fair value of broadcast licenses	(6,540)	—
Balance, end of period before cumulative loss on impairment	494,058	494,204
Accumulated loss on impairment	(105,541)	(105,541)
Balance, end of period after cumulative loss on impairment	$388,517	$388,663

NOTE 8. GOODWILL

The following table presents the changes in goodwill including acquisitions of multiple radio stations, digital entities and Mill City Press Media within our publishing segment.

Goodwill	Twelve Months Ending December 31, 2016	Three Months Ending March 31, 2017
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$26,560	$27,642
Accumulated loss on impairment	(1,997)	(2,029)
Balance, beginning of period after cumulative loss on impairment	24,563	25,613
Acquisitions of radio stations	—	—
Acquisitions of digital media entities	237	15
Acquisitions of publishing entities	845	—
Impairment charge during year	(32)	—
Balance, end of period before cumulative loss on impairment	27,642	27,657
Accumulated loss on impairment	(2,029)	(2,029)
Ending period balance	$25,613	$25,628

NOTE 9. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	As of December 31, 2016	As of March 31, 2017
	(Dollars in thousands)
Land	$32,402	$32,405
Buildings	29,070	28,865
Office furnishings and equipment	37,386	38,471
Office furnishings and equipment under capital lease obligations	228	228
Antennae, towers and transmitting equipment	84,144	84,279
Antennae, towers and transmitting equipment under capital lease obligations	795	795
Studio, production and mobile equipment	28,668	29,917
Computer software and website development costs	20,042	21,359
Record and tape libraries	27	27
Automobiles	1,373	1,375
Leasehold improvements	14,696	18,419
Construction-in-progress	9,983	5,333
	$258,814	$261,473
Less accumulated depreciation	(156,024)	(158,915)
	$102,790	$102,558

Depreciation expense was approximately $3.0 million, for each of the three month periods ending March 31, 2017 and 2016, respectively, which includes depreciation of $13,000 for each of the periods on a radio station tower valued at $0.8 million under a capital lease obligation. Accumulated depreciation associated with the capital lease was $530,000 and $517,000 at March 31, 2017 and December 31, 2016, respectively.

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2017
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,577	$(20,240)	$2,337
Domain and brand names	19,517	(13,120)	6,397
Favorable and assigned leases	2,379	(1,990)	389
Subscriber base and lists	6,481	(3,996)	2,485
Author relationships	2,771	(1,954)	817
Non-compete agreements	2,018	(1,095)	923
Other amortizable intangible assets	1,333	(1,333)	—
	$57,076	$(43,728)	$13,348

	As of December 31, 2016
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,599	$(20,070)	$2,529
Domain and brand names	19,821	(12,970)	6,851
Favorable and assigned leases	2,379	(1,972)	407
Subscriber base and lists	7,972	(5,304)	2,668
Author relationships	2,771	(1,824)	947
Non-compete agreements	2,018	(1,012)	1,006
Other amortizable intangible assets	1,336	(1,336)	—
	$58,896	$(44,488)	$14,408

Amortization expense was approximately $1.1 million for each of the three month periods ending March 31, 2017 and 2016. Based on the amortizable intangible assets as of March 31, 2017, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2017 (April – Dec)	$3,227
2018	3,933
2019	3,364
2020	2,072
2021	520
Thereafter	232
Total	$13,348

NOTE 11. LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. During the three month period ended March 31, 2017 and 2016, approximately $48,000 and $52,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, maturing in March 2020. During this term, the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter as of September 30, 2013. Prepayments may be made against the outstanding balance of the Term Loan B with each prepayment applied ratably to each of the next four principal installments due within 12 months of the prepayment date in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

We made the following payments or prepayments of the Term Loan B during the year ending December 31, 2016 and the three month period ending March 31, 2017, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
February 28, 2017	$3,000	$6
January 30, 2017	2,000	5
December 30, 2016	5,000	12
November 30, 2016	1,000	3
September 30, 2016	1,500	4
September 30, 2016	750	—
June 30, 2016	441	1
June 30, 2016	750	—
March 31, 2016	750	—
March 17, 2016	809	2

Debt issue costs are being amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. During the three month period ending March 31, 2017 and 2016, approximately $132,000 and $142,000, respectively of the debt issue costs associated with the Term Loan B were recognized as interest expense.

Debt issue costs associated with the Revolver are recorded as an asset in accordance with ASU 2015-15. These costs are being amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. During the three month period ending March 31, 2017 and 2016, we recorded amortization of deferred financing costs of approximately $17,000 and $18,000, respectively.

The Revolver has a term of five years, maturing in March 2018. We report outstanding balances on the Revolver as short-term regardless of the maturity date based on use of the Revolver to fund ordinary and customary operating cash needs with repayments made frequently. We believe that the borrowing capacity under the Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo Bank, National Association’s (“Wells Fargo”) base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At March 31, 2017, the blended interest rate on amounts outstanding under the Term Loan B and Revolver, including the impact of the interest rate swap agreement, was 4.88%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and stepped up to 2.50 to 1.0 and a maximum leverage ratio, which started at 6.75 to 1.0 and stepped down periodically and is now 5.75 to 1.0.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of March 31, 2017, our leverage ratio was 4.98 to 1 compared to our compliance covenant of 5.75 and our interest coverage ratio was 3.58 compared to our compliance ratio of 2.50. We were in compliance with our debt covenants under the credit facility at March 31, 2017.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	December 31, 2016	March 31, 2017
	(Dollars in thousands)
Term Loan B principal amount	$263,000	$258,000
Less unamortized discount and debt issuance costs based on an imputed interest rate of 4.78%	(2,371)	(2,149)
Term Loan B net carrying value	260,629	255,851
Revolver	477	1,228
Capital leases and other loans	568	535
	261,674	257,614
Less current portion	(590)	(2,095)
	$261,084	$255,519

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2017:

•	Outstanding borrowings of $258.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%.
•	Outstanding borrowings of $1.2 million under the Revolver, with interest payments due at LIBOR plus 2.75% or at prime rate plus 1.75%.
•	Commitment fees of 0.375% on any unused portion of the Revolver.
•	Quarterly interest payments on $150.0 million notional amount interest rate swap agreement with Wells Fargo based on a LIBOR floor of 0.625% and a fixed rate of 1.645%.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2016 and March 31, 2017 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2017 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2018	$2,095
2019	3,101
2020	252,205
2021	110
2022	103
Thereafter	—
$257,614

NOTE 12. STOCK INCENTIVE PLAN

Our Amended and Restated 1999 Stock Incentive Plan (the “Plan”) provides for grants of equity-based awards to employees, non-employee directors and officers, and advisors of the company (“Eligible Persons”). The Plan is designed to promote the interests of the company using equity investment interests to attract, motivate, and retain individuals.

A maximum of 5,000,000 shares of common stock are authorized under the Plan. All awards have restriction periods tied primarily to employment and/or service. The Plan allows for accelerated or continued vesting in certain circumstances as defined in the Plan including death, disability, a change in control, and termination or retirement. The Board of Directors, or a committee appointed by the Board, has discretion subject to limits defined in the Plan, to modify the terms of any outstanding award.

Under the Plan, the Board, or a committee appointed by the Board, may impose restrictions on the exercise of awards during pre-defined blackout periods. Insiders may participate in plans established pursuant to Rule 10b5-1 under the Exchange Act that allow them to exercise awards subject to pre-established criteria.

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.” Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” as of January 1, 2017. The adoption of this ASU did not materially impact our financial position, results of operations, or cash flows.

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2016	2017
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$121	$71
Restricted stock shares compensation expense included in corporate expenses	24	875
Stock option compensation expense included in broadcast operating expenses	28	28
Restricted stock shares compensation expense included in broadcast operating expenses	-	224
Stock option compensation expense included in digital media operating expenses	25	14
Restricted stock shares compensation expense included in digital media operating expenses	-	124
Stock option compensation expense included in publishing operating expenses	1	9
Restricted stock shares compensation expense included in publishing operating expenses	-	36
Total stock-based compensation expense, pre-tax	$199	$1,381
Tax benefit (expense) for stock-based compensation expense	(80)	(552)
Total stock-based compensation expense, net of tax	$119	$829

Stock Option and Restricted Stock Grants

Eligible employees may receive stock option awards annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. Incentive and non-qualified stock option awards allow the recipient to purchase shares of our common stock at a set price, not to be less than the closing market price on the date of award, for no consideration payable by the recipient. The related number of shares underlying the stock option is fixed at the time of the grant. Options generally vest over a four-year period with a maximum term of five years from the vesting date. In addition, certain management and professional level employees may receive stock option awards upon the commencement of employment.

The Plan also allows for awards of restricted stock, which are granted periodically to non-employee directors of the company. Awards granted to non-employee directors are made in exchange for their services to the company as directors and therefore, the guidance in FASB ASC Topic 505-50 “Equity Based Payments to Non Employees” is not applicable. Restricted stock awards contain transfer restrictions under which they cannot be sold, pledged, transferred or assigned until the period specified in the award, generally from one to five years. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the vest date of grant.

The fair value of each award is estimated as of the date of the grant using the Black-Scholes valuation model. The expected volatility reflects the consideration of the historical volatility of our common stock as determined by the closing price over a six to ten year term commensurate with the expected term of the award. Expected dividends reflect the amount of quarterly distributions authorized and declared on our Class A and Class B common stock as of the grant date. The expected term of the awards are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the award are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have used historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the valuation model. These estimates have approximated our actual forfeiture rates.

There were no stock options granted during the three month period ending March 31, 2017. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three month period ending March 31, 2016:

	Three Months Ended March 31,
	2016	2017
Expected volatility	47.03%	—
Expected dividends	5.36%	—
Expected term (in years)	7.5	—
Risk-free interest rate	1.66%	—

Activity with respect to the company’s option awards during the three month period ending March 31, 2017 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2017	1,720,000	$5.12	$2.89	4.5 years	$2,428
Granted	—	—	—
Exercised	(12,250)	4.75	2.96
Forfeited or expired	(117,250)	5.89	3.06
Outstanding at March 31, 2017	1,590,500	$5.07	$2.87	4.3 years	$3,809
Exercisable at March 31, 2017	1,083,497	$5.40	$3.54	3.4 years	$2,234
Expected to Vest	481,399	$5.07	$2.89	4.3 years	$1,528

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 31, 2017 of $7.45 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the three month period ending March 31, 2017 and 2016 was $0.9 million and $1.1 million, respectively.

During the three month period ending March 31, 2017 a restricted stock award was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contain transfer restrictions under which they cannot be sold, pledged, transferred or assigned until three months from vesting date. Recipients of these restricted stock awards are entitled to all the rights of absolute ownership of the restricted stock from the date of grant including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

Activity with respect to the company’s restricted stock awards during the three month period ending March 31, 2017 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2017	—	$—	—	$—
Granted	178,592	7.05	0.2 years	1,331
Lapsed	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2017	178,592	$7.05	0.2 years	$1,331

As of March 31, 2017, there was $0.3 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 13. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” As a result, $1.4 million and $0.2 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three months ending March 31, 2017 and 2016, respectively.

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution with the general principle of using approximately 20% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. Adjusted EBITDA is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this quarterly report on Form 10-Q.

The following table shows distributions that have been declared and paid since January 1, 2016:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
March 9, 2017	March 30, 2017	$0.0650	$1,691
December 7, 2016	December 31, 2016	$0.0650	$1,678
September 9, 2016	September 30, 2016	$0.0650	$1,679
June 2, 2016	June 30, 2016	$0.0650	$1,664
March 10, 2016	April 5, 2016	$0.0650	$1,657

Based on the number of shares of Class A and Class B currently outstanding, we expect to pay total annual distributions of approximately $6.8 million during the year ended December 31, 2017.

NOTE 14. BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Restricted stock awards that vested immediately during the three months ending March 31, 2017, are included in the weighted average number of common shares used to compute basic earnings per share because these restricted stock awards contain dividend participation and voting rights. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,590,500 and 2,061,996 shares of Class A common stock were outstanding at March 31, 2017 and 2016, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of March 31, 2017 and 2016 there were 389,125 and 317,724 dilutive shares, respectively.

NOTE 15. DERIVATIVE INSTRUMENTS

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on the Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $0.2 million as of March 31, 2017, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 16.

	As of December 31, 2016	As of March 31, 2017
	(Dollars in thousands)
Fair value of interest rate swap	$514	$157

NOTE 16. FAIR VALUE MEASUREMENTS

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

As of March 31, 2017, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	March 31, 2017
		Fair Value Measurement Category
	Total Fair Value and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	313	—	—	313
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	60	—	—	60
Long-term debt and capital lease obligations less unamortized discount and debt issuance costs	257,614	—	257,614	—
Fair value of interest rate swap	157	—	157	—

NOTE 17. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change. We recorded no adjustments to our unrecognized tax benefits as of March 31, 2017 and 2016.

We prospectively adopted ASU 2015-17, “Income Taxes, Balance Sheet Classification of Deferred Taxes” as of January 1, 2017. ASU 2015-17 requires that deferred tax assets and liabilities be classified as non-current on the balance sheet instead of separating the deferred tax assets and liabilities into current and non-current amounts. Our Condensed Consolidated Balance Sheet as of March 31, 2017 reflects the adoption of this guidance with a $9.4 million reduction in current deferred income tax assets, a $1.9 million increase in non-current deferred income tax assets and a $7.5 million reduction in non-current deferred income tax liabilities. Other than this revised presentation, the adoption of this ASU had no impact on our financial position, results of operations, or cash flows.

We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption of this ASU did not impact our financial position, results of operations, or cash flows.

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

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of March 31, 2017 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

NOTE 18. COMMITMENTS AND CONTINGENCIES

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

In April 2016, pursuant to a counterclaim to a collection suit initiated by Salem, an award was issued against Salem for breach of contract and attorney fees. We filed an appeal against the award as well as a malpractice lawsuit against the lawyer that represented Salem in the collection lawsuit. A legal reserve of $0.5 million was recorded representing the total possible loss contingency without third party recoveries from our appeal, malpractice lawsuit or insurance claims. In March 2017, the case and all counterclaims were settled for a net amount of $0.3 million.

NOTE 19. SEGMENT DATA

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

The table below presents financial information for each operating segment as of March 31, 2017 and 2016 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2017
Net revenue	$47,804	$10,686	$6,490	$—	$64,980
Operating expenses	35,836	8,702	6,351	5,125	56,014
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and (gain) loss on disposal of assets	$11,968	$1,984	$139	$(5,125)	$8,966
Depreciation	1,819	777	194	190	2,980
Amortization	17	818	307	—	1,142
Change in the estimated fair value of contingent earn-out consideration	—	1	—	—	1
Impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—	19
(Gain) loss on disposal of assets	(2)	—	7	—	5
Net operating income (loss)	$10,134	$388	$(388)	$(5,315)	$4,819

Three Months Ended March 31, 2016
Net revenue	$48,745	$11,010	$4,820	$—	$64,575
Operating expenses	36,150	9,024	4,948	4,213	54,335
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and (gain) loss on disposal of assets	$12,595	$1,986	$(128)	$(4,213)	$10,240
Depreciation	1,862	767	150	212	2,992
Amortization	23	1,049	72	—	1,143
Change in the estimated fair value of contingent earn-out consideration	—	(70)	(58)	—	(128)
(Gain) loss on disposal of assets	179	(14)	(18)	3	150
Net operating income (loss)	$10,531	$254	$(274)	$(4,428)	$6,083

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2017
Inventories, net	$—	$329	$512	$—	$841
Property and equipment, net	86,350	6,595	1,537	8,076	102,558
Broadcast licenses	388,663	—	—	—	388,663
Goodwill	3,581	20,151	1,888	8	25,628
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	389	9,192	3,761	6	13,348

As of December 31, 2016
Inventories, net	$—	$300	$370	$—	$670
Property and equipment, net	86,976	6,634	1,779	7,401	102,790
Broadcast licenses	388,517	—	—	—	388,517
Goodwill	3,581	20,136	1,888	8	25,613
Other indefinite-lived intangible assets	—	—	332	—	332
Amortizable intangible assets, net	407	9,927	4,069	5	14,408

NOTE 20. SUBSEQUENT EVENTS

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-Q. Our Condensed Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions of selected assets of radio stations and acquisitions of various Internet and publishing businesses. Refer to Note 4 of our Condensed Consolidated Financial Statements for details of each of these transactions.

Salem Media Group, Inc. (“Salem”) is a domestic specializing in Christian and conservative content, with media properties comprising radio broadcasting, digital media, and publishing. Effective February 19, 2015, we changed our name from Salem Communications Corporation to Salem Media Group, Inc. Salem was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. The information on our website is not a part of or incorporated by reference into this or any other report of the company filed with, or furnished to, the SEC.

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

During the third quarter of 2016 we reclassed Salem Consumer Products, our e-commerce business that sells books, DVD’s and editorial content developed by our on-air personalities, from Digital Media to Broadcast to assess the performance of each network program based on all revenue sources. Changes to our operating segments did not impact the reporting units used to test non-amortizable assets for impairment. All prior periods presented are updated to reflect the new composition of our operating segments. Refer to Note 19 – Segment Data in the notes to our Condensed Consolidated financial statements contained in Item 1 of this quarterly report on Form 10-Q for additional information.

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

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network), and Salem Media RepresentativesTM (“SMR”). SRN, SNN, TCM and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in nine U.S. cities, specializes in placing national advertising on religious and other format commercial radio stations.

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

Block Programming. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. Historically, more than 95% of these religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average more than 30 years on-air. Over the last five years, block-programming revenue has generated 40% to 43% of our total net broadcast revenue.

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

Nielsen Audio uses the Portable People Meter (“PPM”) technology to collect data for its ratings service. PPM is a small device that is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals encoded by the broadcaster. The PPM offers a number of advantages over traditional diary ratings collection systems, including ease of use, more reliable ratings data, shorter time periods between when advertising runs and actual listening data, and little manipulation of data by users. A disadvantage of the PPM includes data fluctuations from changes to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize barter agreements to exchange airtime for goods or services in lieu of cash. We enter barter agreements if the goods or services to be received can be used in our business or can be sold to our audience under listener purchase programs. We minimize the use of barter agreements with our general policy being not to preempt airtime paid for in cash for airtime sold under a barter agreement. In each of the three month period ending March 31, 2017, and 2016, 97% of our broadcast revenue was sold for cash.

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

Digital Media

Web-based and digital content has been a growth area for Salem and continues to be a focus of future development. Our digital media-based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites: OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, GodTube.com, CrossCards.com, LightSource.com, Jesus.org, BibleStudyTools.com, iBelieve.com, CCMmagazine.com and ChristianHeadlines.com. Our conservative opinion websites, collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com, RedState.com, and BearingArms.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including WorshipHouseMedia.com, SermonSpice.com, SermonSearch.com, ChurchStaffing.com, and ChristianJobs.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders.

E-commerce also includes Eagle Wellness, which is a seller of nutritional supplements.

The revenues generated from this segment are reported as digital media revenue in our condensed consolidated statements of operations included in this quarterly report on Form 10-Q. Digital media revenues are impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered or the number of products sold and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which the Easter holiday is observed, as this holiday generates a higher volume of product downloads from our church product sites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred by our digital media businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with e-commerce sites.

Publishing

Our publishing operations include book publishing through Regnery Publishing, print magazines and our self-publishing services. Regnery Publishing has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D’Souza. Books are sold in traditional printed form and as eBooks.

Salem Publishing™ produces and distributes numerous Christian and conservative opinion print magazines including Singing News®. After the May 2017 issue is distributed, Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine will no longer be published. Salem Author Services includes Xulon Press™ and Mill City Press, which offer print-on-demand self-publishing services for authors. We acquired Mill City Press from Hillcrest Publishing Group, Inc. on August 1, 2016. Xulon Press™ publishes books for Christian authors while Mill City Press publishes books for all general market publications.

The revenues generated from this segment are reported as publishing revenue in our Condensed Consolidated statements of operations included in this quarterly report on Form 10-Q. Publishing revenue is impacted by the retail price of books and e-books, the number of books sold, the number and retail price of e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are published. Regnery Publishing revenue has been impacted by elections as they generate higher levels of interest and demand for publications containing conservative and political based opinions.

The primary operating expenses incurred by our Publishing businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, (iv) printing and production costs, including paper costs, (v) cost of goods sold, (vi) fulfillment costs, (vii) author royalties, and (viii) inventory reserves.

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

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 14.1% and 19.1%, respectively, of our net broadcast advertising revenue for the three month period ending March 31, 2017.

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

Key Financial Performance Indicators – SAME STATION DEFINITION

In the discussion of our results of operations below, we compare our broadcast operating results between periods on an as-reported basis, which includes the operating results of all radio stations and networks owned or operated at any time during either period and on a Same-Station basis. Same Station is a Non-GAAP financial measure used both in presenting our results to stockholders and the investment community as well as in our internal evaluations and management of the business. We believe that Same Station Operating Income provides a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of Same Station Operating Income is not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP. Our definition of Same Station Operating Income is not necessarily comparable to similarly titled measures reported by other companies Refer to “NON-GAAP FINANCIAL MEASURES” presented after our results of operations for a reconciliation of these non-GAAP performance measures to the most comparable GAAP measures.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following factors affected our results of operations and cash flows for the three months ended March 31, 2017 as compared to the same period of the prior year:

Financing

•	On February 28, 2017, we repaid $3.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $6,200 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $18,000 in bank loan fees associated with the principal repayment.

•	On January 30, 2017, we repaid $2.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $4,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $12,000 in bank loan fees associated with the principal repayment.

Acquisitions

•	On March 15, 2017, we acquired the website prayers-for-special-help.com for $0.2 million in cash.

•	On March 14, 2017, we closed on the acquisition of an FM translator construction permit in Quartz Site, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KPRZ-AM radio station.

•	On March 1, 2017, we closed on the acquisition of an FM translator construction permit in Roseburg, Oregon for $45,000 in cash. The FM translator will be relocated to the Portland, Oregon market for use by our KPDQ-AM radio station.

•	On January 16, 2017, we closed on the acquisition of an FM translator in Astoria, Oregon for $33,000 in cash. The FM translator will be relocated to the Seattle, Washington market for use by our KGNW-AM radio station.

•	On January 6, 2017, we closed on the acquisition of an FM translator construction permit in Mohave Valley, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KCBQ-AM radio.

Net Broadcast Revenue

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$48,745	$47,804	$(941)	(1.9)%	75.5%	73.6%
Same Station Net Broadcast Revenue	$48,311	$47,559	$(752)	(1.6)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2016		2017
	(Dollars in thousands)
Block program time:
National	$12,082	24.8%	$12,255	25.6%
Local	9,118	18.7%	8,826	18.5%
	21,200	43.5%	21,081	44.1%
Broadcast Advertising:
National	3,450	7.1%	3,293	6.9%
Local	15,321	31.4%	14,207	29.7%
	18,771	38.5%	17,500	36.6%
Station Digital	1,608	3.3%	1,623	3.5%
Infomercials	623	1.3%	596	1.2%
Network	4,262	8.7%	4,349	9.1%
Other Revenue	2,281	4.7%	2,655	5.5%
Net Broadcast Revenue	$48,745	100.0%	$47,804	100.0%

The net decline in block programming revenue of $0.1 million reflects the impact of the LMA for our Louisville market that generated revenue of $0.3 million in the prior year offset by a $0.2 million increase in the number of national programmers, particularly on our News Talk stations.

Advertising revenue, net of agency commissions, decreased by $1.3 million including a $0.7 million decline in political advertising due to the timing of the election cycle, $0.4 million decline in advertising on our CCM stations, particularly in our Dallas market due to higher competition for advertising sales from agencies and what we believe to be a shift in advertisers toward a younger demographic, and a $0.3 million decrease on our Christian Teaching and Talk stations due to decreases in demand from our local advertisers. We have undertaken efforts to retool our music, image and promotions to capture more of the younger audience demographic on our CCM stations.

Digital revenue generated from our radio station websites increased slightly, which reflects an increase in the volume of sales. Rates charged were consistent with those during the same period of the prior year.

Declines in infomercial revenue were not significant. We continue efforts to feature programming that is tailored to our listeners and consistent with our company values. While we continue to seek alternatives to infomercial programs that we believe are not of interest to our listeners, we may continue to place programs that are categorized as infomercials.

Network revenue increased by $0.1 million, including a $0.4 million increase in advertising sales due to increased exposure from our presence in the 2016 presidential debates and $0.2 million in revenue generated from a revenue share agreement that was offset by a $0.3 million decline in political advertising.

Other revenues increased $0.4 million due to a $0.2 million increase in listener purchase program revenue due to a higher demand from our audience with respect to participation in sales incentives and discount programs and a $0.2 million increase in event revenue due to higher ticket sales and attendance at local events, including concerts and speaking events.

On a Same Station basis, net broadcast revenue increased $0.8 million, which reflects these items net of the impact of stations with acquisitions and format changes.

Net Digital Media Revenue

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$11,010	$10,686	$(324)	(2.9)%	17.0%	16.4%

	Three Months Ended March 31,
	2016		2017
	(Dollars in thousands)
Digital Advertising, Net	$6,115	55.5%	$6,199	58.0%
Digital Streaming	1,120	10.2	1,142	10.7
Digital Subscriptions	1,067	9.7	1,226	11.5
Digital Downloads	2,079	18.9	1,590	14.9
e-commerce	567	5.1	485	4.5
Other Revenue	62	0.6	44	0.4
Net Digital Media Revenue	$11,010	100.0%	$10,686	100.0%

On a consolidated basis, digital advertising revenue, net of agency commissions, increased $0.1 million. Salem Web Network generated a $0.2 million increase in net digital advertising revenue that was offset by a $0.1 million decline in political revenue. The increase in revenue from Salem Web Network was attributable to growth in page views including growth in page views generated from the use of mobile applications.

While changes in the Facebook newsfeed algorithm have negatively impacted the volume of our desktop page views, we have been developing and promoting the use of mobile applications. The increases in traffic to our websites that we have observed to date are largely due to increases in the number of visits and in the number of Christian mobile applications available. This growth in traffic from mobile applications reduces our reliance on Facebook to generate traffic. One important note about this shift in traffic to mobile applications and away from desktop and tablet is that there are far fewer ads on mobile and visits are much shorter. As a result, our growth in traffic is larger than our growth in revenue.

Digital streaming revenue increased slightly as compared to the prior year based on higher usage of content available on our Christian websites. The rates charged were consistent with those of the same period of the prior year.

Digital subscription revenue increased by $0.2 million due to higher distribution levels from the acquisitions of Retirement Watch and Turner Investment Products in 2016. There were no changes in subscriber rates during this period.

Digital download revenue decreased $0.5 million due to a lower volume of downloads generated as compared to the prior year. Of this decrease, $0.4 million was attributable to WorshipHouseMedia.com and $0.1 million was attributable to SermonSpice.com, both of which were impacted by the Easter holiday falling in the second quarter of 2017 as compared to the first quarter of 2016. There were no changes in rates charged to our customers for digital downloads.

E-commerce revenue includes sales of wellness products through Eagle Wellness, which is an online e-commerce site offering complimentary health advice and sales of nutritional products. Wellness product sales declined by $0.1 million due to a 15.8% reduction in the number of products sold with no change in retail prices. However, based on the composite mix of products sold, there was a 0.7% reduction in the average unit price per unit.

Net Publishing Revenue

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$4,820	$6,490	$1,670	34.6%	7.5%	10.0%

	Three Months Ended March 31,
	2016		2017
	(Dollars in thousands)
Book Sales	$2,695	55.9%	$4,692	72.3%
Estimated Sales Returns & Allowances	(695)	(14.4)	(1,258)	(19.4)
E-Book Sales	407	8.5	426	6.6
Self-Publishing Fees	1,433	29.7	1,534	23.6
Print Magazine Subscriptions	337	7.0	299	4.6
Print Magazine Advertisements	345	7.1	344	5.3
Other Revenue	298	6.2	453	7.0
Net Publishing Revenue	$4,820	100.0%	$6,490	100.01%

On a consolidated basis, sales of print books increased by $2.0 million comprised of a $1.3 million increase in sales of Regnery Publishing printed books and a $0.7 million increase in book sales through Salem Author Services, our self-publishing operations of Xulon Press and Mill City Press. The $0.7 million increase in book sales generated from Salem Author Services included a $0.5 million increase from Mill City Press, which we acquired on August 1, 2016, and a $0.2 million increase in book sales from Xulon Press™. There were no changes in rates charged as compared to the same period of the prior year. Sales of Regnery Publishing books are directly attributable to the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book. The $0.6 million increase in estimated sales returns and allowances was due to the increase in Regnery Publishing print books sales.

Regnery Publishing e-book sales were consistent with that of the prior year in both sales volume and fee rates. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book.

Net self-publishing fees increased $0.1 million which included a $0.3 million increase in volume due to the acquisition of Mill City Press that was offset by a decline of $0.2 million due to sales volume generated from Xulon Press™. There were no changes in fees charged to customers as compared to the same period of the prior year. We believe that our ability to cross-promote our self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

Print magazine revenue continues to decline with a reduction in the number of subscribers and a corresponding decline in advertising revenues based on reduced demand and reduced rates due to lower distribution levels. We continue to explore cost reductions in this segment to offset the eroding revenue base including the decision to cease publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon delivery of the May 2017 print publications.

Broadcast Operating Expenses

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$36,150	$35,836	$(314)	(0.9)%	56.0%	55.1%
Same Station Broadcast Operating Expenses	$35,705	$35,430	$(275)	(0.8)%

Broadcast operating expenses decreased $0.3 million including a $0.4 million decrease in sales-based commissions and incentives consistent with lower revenues and the $0.7 million favorable impact of a litigation matter that was offset by a $0.3 million increase in benefit costs due to a higher volume of claims under our health insurance plan, a $0.2 million increase in bad debt expense, a $0.2 million increase in non-cash stock-based compensation expense and a $0.2 million increase in payroll related costs associated with annual rate increases.

On a same-station basis, broadcast operating expenses decreased by $0.3 million. The decrease in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions and format changes.

Digital Media Operating Expenses

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$9,024	$8,702	$(322)	(3.6)%	14.0%	13.4%

The $0.3 million decrease in digital media operating expenses includes a $0.3 million decrease in royalties, a $0.2 million decrease in commissions and bonuses and a $0.1 million decrease in advertising and promotional costs that were offset with a $0.1 million increase in payroll related costs across all business from higher staffing levels, a $0.1 million increase in non-cash stock-based compensation expense associated with restricted stock granted to management, a $0.1 million increase in employee benefit costs due to an increase in the volume of claims under our health insurance plan and a $0.1 million increase in rent.

Publishing Operating Expenses

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$4,948	$6,351	$1,403	28.4%	7.7%	9.8%

Publishing operating expenses reflect a $0.5 million increase in the cost of goods sold associated with book sales generated through Salem Author Services. The gross profit margin for our self-publishing entities increased to 84% for the three months ended March 31, 2017 as compared to 72% for the same period of the prior year. Cost of goods sold associated with book sales from Regnery Publishing increased $0.5 million due to an increase in the number of print books sold. The gross profit margin for Regnery Publishing was 41% for the three months ended March 31, 2017 as compared to 38% for the same period of the prior year. Regnery Publishing margins are impacted by the volume of e-book sales, which have a lower cost of goods sold due to the nature of delivery and do not have sales returns and allowances.

Mill City Press was acquired on August 1, 2016, and generated approximately $0.7 million of operating expenses during the three months ending March 31, 2017. In addition, there was a $0.1 million increase in rent expense under a new lease agreement, a $0.1 million increase in advertising and promotional expenses, a $0.1 million increase in payroll related expenses and a $0.1 million increase in employee benefit costs.

Unallocated Corporate Expenses

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,213	$5,125	$912	21.6%	6.5%	7.9%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The net increase of $0.9 million includes a $0.8 million non-cash stock-based compensation charge associated with a restricted stock award, a $0.1 million increase in net payroll related costs due to increased employee headcount and annual rate increases, a $0.1 million increase in employee benefit costs due to an increase in volume of claims under our health insurance plan and life insurance costs, offset by a $0.1 million decrease in professional fees associated with legal and accounting services.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long Term Assets Other Than Goodwill	$—	$19	$19	100.0%	—%	—%

We reviewed magazine mastheads for impairment at March 31, 2017 based on management’s plan to cease publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon issuance of the May 2017 issues. We have received purchase offers from third parties interested in acquiring the rights to continue publishing Preaching Magazine™, but we have not closed on or agreed to final terms. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we recorded an impairment charge of $19,000 associated with mastheads.

Depreciation Expense

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,992	$2,980	$(12)	(0.4)%	4.6%	4.6%

Depreciation expense was consistent with that of the prior year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,143	$1,142	$(1)	(0.1)%	1.8%	1.8%

There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups. The amortization expense reflects the impact of subscriber base and customer lists and contracts acquired with Eagle Publishing and customer lists and contracts acquired with WorshipHouseMedia.com that were fully amortized as of March 31, 2017, compared to generating amortization expense of $0.4 million during the prior year that were offset with the $0.4 million amortization of intangible assets acquired related to 2016 acquisitions of King James Bible in March 2016, Cycle Prophet in September 2016 and Mill City Press in September 2016.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Change in the estimated fair value of contingent earn-out consideration	$(128)	$1	$129	(100.8)%	(0.2)%	—%

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

During the three month period ending March 31, 2017, we increased the estimated fair value of our contingent earn-out liabilities by $1,000 compared to a net decrease of $128,000 during the same period of the prior year. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our Condensed Consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Loss on the Sale or Disposal of Assets

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Loss on the sale or disposal of assets	$150	$5	$(145)	(96.7)%	0.2%	—%

The net loss on the sale or disposal of assets for the three month period ending March 31, 2017 and for the same period of the prior year, represents various fixed asset disposals, with no single transaction that was significant.

Other Income (Expense)

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$1	$1	$—	—%	—%	—%
Interest expense	(3,796)	(3,430)	366	(9.6)%	(5.9)%	(5.3)%
Change in the fair value of interest rate swap	(1,758)	357	2,115	(120.3)%	(2.7)%	(0.5)%
Loss on early retirement of long-term debt	(9)	(41)	(32)	355.6%	—%	(0.1)%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement and non-cash interest accretion related to deferred payments related to our acquisition activity and from our contingent earn-out consideration. The $0.4 million decline in interest expense is due to a lower principal balance outstanding on the Term Loan B and a lower average outstanding balance on the Revolver.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was entered into on March 28, 2013.

The loss on early retirement of long-term debt reflects the unamortized discount and bank loan fees associated with principal redemptions of the Term Loan B.

Provision for Income Taxes

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$168	$646	$478	284.5%	0.3%	1.0%

In accordance with FASB ASC Topic 740, “Income Taxes,” our tax provision for income taxes increased to $0.6 million for the three months ending March 31, 2017 compared to $0.2 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 37.8% for the three months ended March 31, 2017 compared to 32.2% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income

	Three Months Ended March 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$353	$1,060	$707	200.3%	0.5%	1.6%

We recognized net income of $1.1 million for the three month period ending March 31, 2017 compared to $0.4 million in the same period of the prior year. During this period, our net operating income decreased by $1.3 million due to a $1.7 million increase in net operating expenses that was offset by a $0.4 million increase in net revenues. We also recognized a $2.2 million benefit based on the change in the fair value of our interest rate swap agreement and a $0.4 million decrease in interest expense.

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

Item 10(e) of Regulation S-K defines and prescribes the conditions under which certain non-GAAP financial information may be presented in this report. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Same Station net broadcast revenue, Same Station broadcast operating expenses, Same Station Operating Income, Digital Media Operating Income, and Publishing Operating Income (Loss), all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP financial measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance.

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

We apply a similar methodology to our digital media and publishing group. Digital Media Operating Income is defined as net digital media revenue less digital media operating expenses. Publishing Operating Income (Loss) is defined as net publishing revenue less publishing operating expenses. Digital Media Operating Income and Publishing Operating Income (Loss) are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP financial performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Operating Income (Loss) are useful non-GAAP financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of Digital Media Operating Income and Publishing Operating Income (Loss) are not necessarily comparable to similarly titled measures reported by other companies.

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

	Three Months Ended March 31,
	2016	2017
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$48,745	$47,804
Net broadcast revenue – acquisitions	—	(160)
Net broadcast revenue – dispositions	(402)	(42)
Net broadcast revenue – format change	(32)	(43)
Net broadcast revenue – Same Station	$48,311	$47,559

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$36,150	$35,836
Broadcast operating expenses – acquisitions	—	(275)
Broadcast operating expenses – dispositions	(400)	(78)
Broadcast operating expenses – format change	(45)	(53)
Broadcast operating expenses – Same Station	$35,705	$35,430

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$12,595	$11,968
Station operating income – acquisitions	—	115
Station operating income (loss) – dispositions	(2)	36
Station operating income – format change	13	10
Station Operating Income – Same Station	$12,606	$12,129

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2016	2017
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$48,745	$47,804
Less broadcast operating expenses	(36,150)	(35,836)
Station Operating Income	$12,595	$11,968

Net digital media revenue	$11,010	$10,686
Less digital media operating expenses	(9,024)	(8,702)
Digital Media Operating Income	$1,986	$1,984

Net publishing revenue	$4,820	$6,490
Less publishing operating expenses	(4,948)	(6,351)
Publishing Operating Income (Loss)	$(128)	$139

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2016	2017
	(Dollars in thousands)
Reconciliation of Net Income to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income	$353	$1,060
Plus provision for income taxes	168	646
Plus net miscellaneous income and (expenses)	―	―
Plus loss on early retirement of long-term debt	9	41
Plus change in fair value of interest rate swap	1,758	(357)
Plus interest expense, net of capitalized interest	3,796	3,430
Less interest income	(1)	(1)
Net operating income	$6,083	$4,819
Plus gain (loss) on the sale or disposal of assets	150	5
Plus change in the estimated fair value of contingent earn-out consideration	(128)	1
Plus impairment of indefinite-lived long-term assets other than goodwill	―	19
Plus depreciation and amortization	4,135	4,122
Plus unallocated corporate expenses	4,213	5,125
Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$14,453	$14,091

Station Operating Income	$12,595	$11,968
Digital Media Operating Income	1,986	1,984
Publishing Operating Income (Loss)	(128)	139
	$14,453	$14,091

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2016	2017
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income	$353	$1,060
Plus interest expense, net of capitalized interest	3,796	3,430
Plus provision for income taxes	168	646
Plus depreciation and amortization	4,135	4,122
Less interest income	(1)	(1)
EBITDA	$8,451	$9,257
Plus gain (loss) on the sale or disposal of assets	150	5
Plus change in the estimated fair value of contingent earn-out consideration	(128)	1
Plus impairment of indefinite-lived long-term assets other than goodwill	―	19
Plus changes the fair value of interest rate swap	1,758	(357)
Plus net miscellaneous income and expenses	―	―
Plus loss on early retirement of long-term debt	9	41
Plus non-cash stock-based compensation	199	1,381
Adjusted EBITDA	$10,439	$10,347

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

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

We have accounted for acquisitions for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. Approximately 72% of our total assets at March 31, 2017, consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 16.

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

When performing Step 1 of our annual impairment testing for goodwill, the fair value of each applicable reporting unit is estimated using a discounted cash flow analysis, which is a form of the income approach. The discounted cash flow analysis utilizes a five to seven year projection period to derive operating cash flow projections from a market participant view. We make certain assumptions regarding future revenue growth based on industry market data, historical performance and expected future performance. We also make assumptions regarding working capital requirements and ongoing capital expenditures for fixed assets.

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

Sensitivity of Key Broadcasting Licenses and Goodwill Assumptions

When estimating the fair value of our broadcasting licenses and goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. We prepare a sensitivity analysis of these assumptions and the hypothetical non-cash impairment charge that would have resulted if our estimated long term revenue growth rates and estimated discount rates were increased.

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

Accounting for Contingent Earn-Out Consideration

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 16.

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

We recorded a net increase to our estimated contingent earn-out liabilities of $1,000 for the three months ending March 31, 2017 and net decrease of $128,000 during the same period of the prior year. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 16.

Contingency Reserves

In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration and other claims that are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  Certain of these proceedings are discussed in Note 18, Commitments and Contingencies, contained in our Condensed Consolidated financial statements.

We record contingency reserves to the extent we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The establishment of the reserve is based on a review of all relevant factors, the advice of legal counsel, and the subjective judgment of management. The reserves we have recorded to date have not been material to our Condensed Consolidated financial position, results of operations or cash flows. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter advertising revenue included in broadcast revenue for the three month period ending March 31, 2017 and 2016 was approximately $1.3 million and $1.0 million, respectively. Barter expenses included in broadcast operating expense for the three month period ending March 31, 2017 and 2016 was approximately $1.2 million and $1.0 million, respectively. Barter advertising revenue included in digital media revenue for the three month period ending March 31, 2017 and 2016 was approximately $25,000 and $2,300, respectively. Barter expenses included in digital media operating expense for the three month period ending March 31, 2017 and 2016 was approximately $0.1 million and $6,700, respectively.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.7 million and $0.8 million at March 31, 2017 and December 31, 2016, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

Income Tax Valuation Allowances (Deferred Taxes)

In preparing our Condensed Consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of audits conducted by tax authorities. Reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities are established if necessary. Although we believe our judgments, assumptions and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in our Condensed Consolidated financial statements.

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

For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of March 31, 2017 and December 31, 2016 to offset $4.2 million of the deferred tax assets related to the state net operating loss carryforwards and $0.3 million associated with asset impairments.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the three month period ending March 31, 2017, we did not recognize liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at March 31, 2017. Our evaluation was performed for all tax years that remain subject to examination, which range from 2012 through 2015. There are currently no tax examinations in process.

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

Our cash and cash equivalents was unchanged at $0.1 million as of March 31, 2017 and December 31, 2016. Working capital decreased $12.8 million to $3.6 million at March 31, 2017 compared to $16.4 million at December 31, 2016 due to a $9.4 million change in current deferred income tax assets upon adoption of ASU 2015-17, a $3.3 million decrease in net trade accounts receivable and a $1.5 million increase in the current portion of long-term debt offset by a $1.2 million decrease in accounts payable and accrued expenses including accrued compensation and related expenses.

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

Net cash provided by operating activities during the three month period ending March 31, 2017 decreased by $2.1 million to $9.0 million compared to $11.1 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Net operating income increased to $1.1 million compared to $0.4 million for the same period of the prior year;
•	Net accounts receivable decreased $3.3 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, increased to 62 days at March 31, 2017 compared to 60 days for the same period of the prior year;
•	Net accounts payable and accrued expenses decreased $2.7 million to $17.9 million for the three month period ending March 31, 2017 compared to a decrease of $1.0 million to $15.4 million for the same period of the prior year; and
•	Net inventories on hand increased $0.2 million to $0.8 million at March 31, 2017 compared to remaining constant at March 31, 2016.

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

During 2017, we expect to close on the acquisition of FM translators and have the option to acquire radio station KHTE-FM in Little Rock, Arkansas. We plan to fund these asset purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities. These transactions include:

•	We have the option to acquire radio station KHTE-FM, Little Rock, Arkansas, for $1.2 million in cash during our 36-month TBA that is extendable to 48 months. The TBA began on April 1, 2015, at which time we began programming the station. The accompanying condensed consolidated statements of operations included in this quarterly report on Form 10-Q reflect the operating results of this entity as of the TBA date.

•	We entered into agreements to acquire FM translators or FM translator construction permits during the applicable windows of the FCC AM Revitalization program, or “AMR.” that included several initiatives intended to benefit AM broadcasters. We believe that securing these FM translators allows us to increase our listening audience by providing enhanced coverage and reach of our existing AM broadcasts. As of March 31, 2017, we have $16,000 of cash deposited into escrow accounts associated with APA’s for these FM translator and FM translator construction permits as follows:

Date APA Entered	Permit or ID	Authorized Site - Current	Purchase Price	Escrow Deposits	Date Closed	Market
			(Dollars in thousands)
7/25/2016	K283CA	Festus, Missouri *	40	8	-	St. Louis, Missouri
7/26/2016	K276FZ	Eaglemount, Washington *	40	8	-	Portland, Oregon
* Indicates that the purchase is for an FM translator construction permit.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $8.8 million during 2017.

Net cash used in investing activities during the three month period ending March 31, 2017 decreased $2.6 million to $3.1 million compared to $5.7 million during the same period of the prior year. The increase in cash used for investing activities includes:

•	Cash paid for acquisitions decreased $2.4 million to $0.3 million compared to $2.7 million during the same period of the prior year;
•	Cash paid for capital expenditures increased $0.2 million to $2.6 million compared to $2.4 million during the same period of the prior year; and
•	Capital expenditures for leasehold improvements that are reimbursable as tenant improvement allowances decreased $0.1 million to $0.1 million compared to $0.2 million during the same period of the prior year.

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

We believe that cash payments for deferred installments and contingent earn-out consideration that were entered contemporaneously with an acquisition are appropriately recorded as financing activities. These payments are similar to seller financing arrangements in that cash payments are typically due one to three years after the acquisition date. We referred to guidance in FASB ASC Topic 230-10-45-13 (c) which states that only advance payments, down payments, or other amounts paid at the time of purchase or soon before or after a purchase of property, plant and equipment and other productive assets are investing cash outflows. The guidance clarifies that incurring directly related debt to the seller is a financing transaction and that subsequent payments of that debt are financing cash outflows. This is consistent with the guidance in FASB ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows issued in August 2016. During the three month period ending March 31, 2017, we paid $9,000 in cash for contingent earn-out consideration due under acquisition agreements and $0.2 million in cash for the deferred installments.

During the three month period ending March 31, 2017, the principal balances outstanding under our credit facilities ranged from $258.0 million to $263.5 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

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

Net cash used in financing activities during the three month period ending March 31, 2017 increased by $0.6 million to $6.0 million from $5.4 million during the same period of the prior year. The increase in cash used for financing activities includes:

•	We repaid $5.0 million of principal outstanding on the Term Loan B compared to $1.6 million of principal during the same period of the prior year;
•	We paid $0.2 million of cash against deferred installments due under our purchase agreements during the three month period ending March 31, 2017 compared to $2.5 million during the same period of the prior year;
•	The impact of our book overdraft of a $0.2 million source as of the period ending March 31, 2017 compared to a $1.0 million use for the same period of the prior year;
•	We paid $9,000 of cash due for amounts earned under the contingent earn-out provision of our purchase agreements during the three month period ending March 31, 2017 compared to $0.1 million during the same period of the prior year; and
•	We paid cash equity distributions of $1.7 million on our Class A and Class B common stock compared to the prior period when our equity distribution cash funding was made after the period end.

Term Loan B and Revolving Credit Facility

On March 14, 2013, we entered into a senior secured credit facility, consisting of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount is being amortized to non-cash interest expense over the life of the loan using the effective interest method. During the three month period ended March 31, 2017 and 2016, approximately $48,000 and $52,000, respectively, of the discount has been recognized as interest expense.

The Term Loan B has a term of seven years, maturing in March 2020. During this term, the principal amount may be increased by up to an additional $60.0 million, subject to the terms and conditions of the credit agreement. We are required to make principal payments of $750,000 per quarter as of September 30, 2013. Prepayments may be made against the outstanding balance of the Term Loan B with each prepayment applied ratably to each of the next four principal installments due within 12 months of the prepayment date in the direct order of maturity and thereafter to the remaining principal balance in reverse order of maturity.

We made the following payments or prepayments of the Term Loan B during the year ending December 31, 2016 and the three month period ending March 31, 2017, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
February 28, 2017	$3,000	$6
January 30, 2017	2,000	5
December 30, 2016	5,000	12
November 30, 2016	1,000	3
September 30, 2016	1,500	4
September 30, 2016	750	—
June 30, 2016	441	1
June 30, 2016	750	—
March 31, 2016	750	—
March 17, 2016	809	2

Debt issue costs are being amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For the three month period ending March 31, 2017 and 2016, approximately $132,000 and $142,000, of the debt issue costs associated with the Term Loan B were recognized as interest expense.

Debt issue costs associated with the Revolver are recorded as an asset in accordance with ASU 2015-15. These costs are being amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For the three month period ending March 31, 2017 and 2016, we recorded amortization of deferred financing costs of approximately $17,000 and $18,000.

The Revolver has a term of five years, maturing in March 2018. We report outstanding balances on the Revolver as short-term regardless of the maturity date based on use of the Revolver to fund ordinary and customary operating cash needs with repayments made frequently. We believe that the borrowing capacity under the Term Loan B and Revolver allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

Borrowings under the Term Loan B may be made at LIBOR (subject to a floor of 1.00%) plus a spread of 3.50% or Wells Fargo Bank, National Association’s (“Wells Fargo”) base rate plus a spread of 2.50%. Borrowings under the Revolver may be made at LIBOR or Wells Fargo’s base rate plus a spread determined by reference to our leverage ratio, as set forth in the pricing grid below.  If an event of default occurs under the credit agreement, the applicable interest rate may increase by 2.00% per annum. At March 31, 2017, the blended interest rate on amounts outstanding under the Term Loan B and Revolver including the impact of the interest rate swap agreement was 4.88%.

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

With respect to financial covenants, the credit agreement includes a minimum interest coverage ratio, which started at 1.50 to 1.0 and stepped up to 2.50 to 1.0 and a maximum leverage ratio, which started at 6.75 to 1.0 and stepped down periodically and is now 5.75 to 1.0.  The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and its subsidiary guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; or (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party.  As of March 31, 2017, our leverage ratio was 4.98 to 1 compared to our compliance covenant of 5.75 and our interest coverage ratio was 3.58 compared to our compliance ratio of 2.50. We were in compliance with our debt covenants under the credit facility at March 31, 2017.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2016	As of March 31, 2017
	(Dollars in thousands)
Term Loan B principal amount	$263,000	$258,000
Less unamortized discount and debt issuance costs based on an imputed interest rate of 4.78%	(2,371)	(2,149)
Term Loan B net carrying value	260,629	255,851
Revolver	477	1,228
Capital leases and other loans	568	535
	261,674	257,614
Less current portion	(590)	(2,095)
	$261,084	$255,519

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2017:

•	Outstanding borrowings of $258.0 million under the Term Loan B with interest payments due at LIBOR (subject to a floor of 1.00%) plus 3.50% or prime rate plus 2.50%.
•	Outstanding borrowings of $1.2 million under the Revolver, with interest payments due at LIBOR plus 2.75% or at prime rate plus 1.75%.
•	Commitment fees of 0.375% on any unused portion of the Revolver.
•	Quarterly interest payments on $150.0 million notional amount interest rate swap agreement with Wells Fargo based on a LIBOR floor of 0.625% and a fixed rate of 1.645%.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2016 and March 31, 2017 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2017 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2018	$2,095
2019	3,101
2020	252,205
2021	110
2022	103
Thereafter	—
$257,614

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

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. During our annual testing in the fourth quarter of 2016, we recognized impairment charges of $7.0 million including a $6.5 million impairment of broadcast licenses and $0.5 million impairment of mastheads. Broadcast licenses were deemed to be impaired in four of the twenty five markets tested. Impairments were recorded in our Cleveland, Dallas, Detroit and Portland market clusters due to an increase in the risk-adjusted discount rate or Weighted Average Cost of Capital (“WACC”). Mastheads were deemed to be impaired due to further reductions in projected net revenues and increases in the WACC. We continue to evaluate our print magazine business due to recurring declines in operating results and projected revenues. Due to operating results during the three months ending March 31, 2017 that did not meet management’s expectations, we decided to cease publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon issuance of the May 2017 publication. We have received purchase offers from third parties interested in acquiring the rights to continue publishing Preaching Magazine™, but we have not closed on or agreed to final terms of the sale.

Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we recorded an impairment charge of $19,000 associated with mastheads.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 16.

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

While the impairment charges we have recognized are non-cash in nature and do not violate the covenants on the Revolver and Term Loan B, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the potential for an economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on the Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. The swap expires on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in the current period statement of operations rather than through other comprehensive income. We recorded a long-term liability of $0.2 million as of March 31, 2017, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 16.

	As of December 31, 2016	As of March 31, 2017
	(Dollars in thousands)
Fair value of interest rate swap liability	$514	$157

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures. Our management, including our principal executive and financial officers, have conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes In Internal Control Over Financial Reporting. As disclosed in our Form 10-Q for the period ended September 30, 2016 and Form 10-K for the year ended December 31, 2016, management concluded that a control deficiency with respect to the precision of the review of the calculation of our valuation allowance for certain deferred tax assets constituted a material weakness in internal control over financial reporting and that such material weakness had not been fully remediated and was still present as of December 31, 2016 as the remedial measures undertaken by management had not operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls had operated effectively for a sufficient period of time.

Management has since implemented the following remedial measures to improve the precision of the review of the calculation of the provision for income taxes:

1.	The Company has hired a Tax Director to prepare the income tax provision.

2.	The Company developed a detailed set of checklists to outline and more clearly identify the review procedures that need to be performed specifically by the company’s management, including the Tax Director, and by the third party tax expert as part of their independent and combined reviews. The checklists include procedures designed to verify the accuracy and completeness of data, to identify additional areas of potential tax and accounting issues, set minimum thresholds of items to review, assess qualifications and establish minimum review procedures with respect to the calculation of our valuation allowance for certain deferred tax assets that need to be performed.

The combination of hiring a Tax Director and the creation of the checklists utilized in the review have strengthened the Company’s documentation process and the overall communication among management, the independent income tax provision preparer, and the independent third party tax specialist assisting with the review, resulting in the improved precision of the review of the calculation with respect to the calculation of our valuation allowance for certain deferred tax assets and an improved evaluation of the tax provision.

Based on our assessment, management concluded that the material weakness related to the precision of the review of the calculation of the provision for income taxes has been remediated as of March 31, 2017, as the implemented remedial controls have been operating effectively for a sufficient period of time.

There has been no further change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2016, pursuant to a counterclaim to a collection suit initiated by Salem, an award was issued against Salem for breach of contract and attorney fees. We filed an appeal against the award as well as a malpractice lawsuit against the lawyer that represented Salem in the collection lawsuit. A legal reserve of $0.5 million was recorded representing the total possible loss contingency without third party recoveries from our appeal, malpractice lawsuit or insurance claims. In March 2017, the case and all counterclaims were settled for a net amount of $0.3 million.

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except to the extent the Risk Factors have been updated or supplemented as provided below, the Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors, as updated and supplemented, prior to making an investment decision with respect to our stock. Except to the extent provided below, there are no material changes from the Risk Factors disclosed in the 2016 Annual Report.

CERTAIN FACTORS AFFECTING SALEM

We are controlled by a few controlling stockholders who exercise control over most matters submitted to a stockholder vote and may have interests that differ from other security holders. Therefore, they may take actions that are not in the interests of other security holders.

As of March 31, 2017, Edward G. Atsinger III, our Chief Executive Officer, Stuart W. Epperson, our Chairman of the Board, Nancy A. Epperson, the wife of our Chairman of the Board, and Edward C. Atsinger, the son of our Chief Executive Officer, controlled approximately 83.7% in aggregate of the voting power of our capital stock, including all the outstanding shares of our Class B Common Stock, each share of which is entitled to ten votes on matters subject to a stockholder vote. Thus, these four stockholders have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of our other security holders, including the purchasers of notes in this offering, in a material manner.

RISKS ASSOCIATED WITH BUSINESS OPERATIONS

FACTORS AFFECTING REVENUE AND AUDIENCE GROWTH

Our business generates revenue from the sale of advertising and the reduction in spending by or loss of advertisers could seriously harm our business.

We derive a substantial part of our revenues from the sale of advertising. For the years ended December 31, 2016, 2015 and 2014, 38.3%, 39.2% and 40.0% of our net broadcast revenues, respectively, and for the three months ended March 31, 2017 and 2016, 36.6% and 38.5% of our net broadcast revenues, respectively, were generated from the sale of broadcast advertising. For the years ended December 31, 2016, 2015 and 2014, 58.4%, 54.7% and 52.9% of net digital media revenues, respectively, and for the three months ended March 31, 2017 and 2016, 58.0% and 55.5% of our net digital media revenues, respectively, were generated from the sale of advertising.

We are particularly dependent on advertising revenue from our Los Angeles and Dallas markets, which generated 15.1% and 20.8%, respectively, of our net broadcast advertising revenue for the year ended December 31, 2016, 14.7% and 24.5%, respectively, of our net broadcast advertising revenue for the year ended December 31, 2015, 14.3% and 24.0%, respectively, for the year ended December 31, 2014 and 14.1% and 19.1%, respectively, of our net broadcast advertising revenue for the three months ended March 31, 2017.

Our revenues and net operating income may not be sufficient to utilize deferred tax assets that could offset future taxable income.

As of March 31, 2017, we had deferred tax assets of $79.5 million, net of valuation allowances of $4.5 million. We expect to utilize these deferred tax assets to reduce consolidated income tax liabilities over future periods. However, our ability to fully utilize these benefits is dependent upon levels of future taxable income and related income tax liabilities. Contingent upon our future results of operations, we may be required to record an additional valuation allowance against these deferred tax assets if we believe that we are unable to utilize them, which may have a material adverse effect on our results of operations and financial position.

If we do not maintain or increase our block programming revenues, our business, financial condition and operating results may be materially and adversely affected.

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is significantly dependent upon our ability to generate revenue from the sale of block programming time to national and local religious and educational organizations. Block programming accounted for 42.7% of our net broadcast revenue for the year ended December 31, 2016, 41.9% of our net broadcast revenue for the year ended December 31, 2015, 41.0% of our net broadcast revenue for the year ended December 31, 2014, 44.1% of our net broadcast revenue for the three months ended March 31, 2017 and 43.5% of our net broadcast revenue for the three months ended March 31, 2016. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue, in which case, our business, financial condition and results of operations may be materially and adversely affected.

TECHNOLOGICAL ADVANCES

Technologies, software and applications that block our ability to deliver Internet-based advertisements could harm our operating results.

We derive a substantial part of our digital media revenues from the sale of advertising. Technologies, software and applications have been developed, and are likely to continue to be developed, for personal computers and mobile devices that can block or allow users to opt out of display advertising, delete or block cookies used to deliver advertising, or move advertising to less optimal placements to suppress view-ability. As a result, these ad-blocking technologies, software and applications could reduce the number of our advertisements that we are able to deliver, which could result in reductions in our digital media advertising revenue.

ACQUISITIONS AND CAPITAL INVESTMENTS

We may be unable to integrate the operations and management of acquired stations or businesses, which could have a material and adverse effect on our business and operating results.

Acquisitions may have a substantial impact on our revenues, costs, cash flows, and financial position. We spent $10.1 million, $17.3 million, $18.7 million and $0.4 million on acquisitions during the years ended December 31, 2016, 2015 and 2014 and the three months ended March 31, 2017, respectively. We expect to make additional acquisitions of radio stations, FM transmitters, digital businesses and publishing businesses. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities; diversions of management resources and loss of key employees; challenges with respect to operating new businesses; debt incurred in financing such acquisitions; and other unanticipated problems and liabilities. There can be no assurance that we will be able to successfully integrate the operations or management of acquired radio stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that may be acquired in the future.

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

A majority of the purchase price for broadcast stations is allocated to FCC licenses. We may also record goodwill based on our acquisition activity. Approximately 72% of our total assets at March 31, 2017 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

We continue to evaluate our print magazine business due to recurring declines in operating results and projected revenues. Due to operating results during the three months ended March 31, 2017 that did not meet management’s expectations, we decided to cease publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon delivery of the May 2017 print publications. We have received purchase offers from third parties interested in acquiring rights to continue to publish Preaching Magazine™. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated lives, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we recorded an impairment charge of $19,000 associated with mastheads. There were no changes in depreciable lives of any property or equipment associated with these magazines as each individually identifiable asset has been fully depreciated.

While the impairment charges we have recognized are non-cash in nature and have not violated covenants relating to our existing senior secured credit facility, they are indicative of declining expectations for future economic conditions and performance. The potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

FINANCIAL REPORTING

We previously identified a material weakness in our internal control over financial reporting, which we have remediated. If we fail to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of the notes could be negatively affected.

We are subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and incur expenses for SOX compliance on an ongoing basis.

As disclosed in “Controls and Procedures” under Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our management concluded that a control deficiency with respect to the precision of the review of the calculation of our valuation allowance for certain deferred tax assets constituted a material weakness in internal control over financial reporting and that such material weakness had not been fully remediated and was still present as of December 31, 2016 as the remedial measures undertaken by our management had not operated effectively for a sufficient period of time for our management to conclude, through testing, that the applicable controls had operated effectively for a sufficient period of time. Due to such material weakness, we received an adverse opinion from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2016. Our management has since implemented the following remedial measures to improve the precision of the review of the calculation of the provision for income taxes: (1) we have hired a Tax Director to prepare the income tax provision, and (2) we have developed a detailed set of checklists to outline and more clearly identify the review procedures that need to be performed specifically by our management, including the Tax Director, and by the third party tax expert as part of their independent and combined reviews. The checklists include procedures designed to verify the accuracy and completeness of data, to identify additional areas of potential tax and accounting issues, set minimum thresholds of items to review, assess qualifications and establish minimum review procedures that need to be performed.

The combination of hiring a Tax Director and the creation of the checklists utilized in the review have strengthened our documentation process and the overall communication among management, the independent income tax provision preparer, and the independent third party tax specialist assisting with the review, resulting in the improved precision of the review of the calculation and an improved evaluation of the tax provision.

Based on our assessment, management concluded that the material weakness related to the precision of the review of the calculation of the provision for income taxes has been remediated as of March 31, 2017, as the implemented remedial controls have been operating effectively for a sufficient period of time.

While we believe that the material weakness discussed above has been remediated, if we fail to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of the notes could be negatively affected. Additionally, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

SALEM MEDIA GROUP, INC.
May 8, 2017
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 8, 2017
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Lease Agreement dated January 25, 2017 between Caron Broadcasting, Inc. and Edward G. Atsinger III, not individually but as sole trustee of the Atsinger Family Trust /u/a dated October 31, 1980, as amended, and Stuart W, Epperson, not individually but solely as trustee of the Stuart W. Epperson Revocable Living Trust /u/a dated January 14, 1993, as amended.	8-K	000-26497	01/27/2017	10.1
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X