Form 10-Q
period 2017-06-30
SALEM MEDIA GROUP, INC. /DE/
filed 2017-08-08
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 1, 2017
Common Stock, $0.01 par value per share	20,565,198 shares

Class B	Outstanding at August 1 2017
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2016 (Note 1)	June 30, 2017 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130	$19
Trade accounts receivable (net of allowances of $10,420 in 2016 and $7,091 in 2017)	37,260	33,552
Other receivables (net of allowances of $260 in 2016 and $125 in 2017 )	751	982
Inventories (net of reserves of $2,226 in 2016 and $1,596 in 2017)	670	867
Prepaid expenses	6,287	7,091
Deferred income taxes - current	9,411	—
Land held for sale	1,000	1,000
Total current assets	55,509	43,511
Notes receivable (net of allowance of $564 in 2016 and $723 in 2017)	65	191
Property and equipment (net of accumulated depreciation of $156,024 in 2016 and $160,869 in 2017)	102,790	101,617
Broadcast licenses	388,517	388,678
Goodwill	25,613	25,628
Other indefinite-lived intangible assets	332	313
Amortizable intangible assets (net of accumulated amortization of $44,488 in 2016 and $44,872 in 2017)	14,408	12,204
Deferred financing costs	82	506
Deferred income taxes – non-current	—	1,877
Other assets	2,952	3,284
Total assets	$590,268	$577,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,968	$2,542
Accrued expenses	15,658	12,322
Accrued compensation and related expenses	8,133	8,196
Accrued interest	77	2,114
Current portion of deferred revenue	9,491	9,219
Income taxes payable	223	59
Current portion of long-term debt and capital lease obligations	590	10,116
Total current liabilities	39,140	44,568
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	261,084	249,206
Fair value of interest rate swap	514	—
Deferred income taxes	60,769	54,507
Deferred rent expense	9,596	9,679
Deferred revenue less current portion	5,252	5,127
Other long-term liabilities	67	52
Total liabilities	376,422	363,139
Commitments and contingencies (Note 18)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,593,130 and 22,879,193 issued and 20,275,480 and 20,561,543 outstanding at December 31, 2016 and June 30, 2017, respectively	226	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2016 and June 30, 2017	56	56
Additional paid-in capital	243,607	245,486
Accumulated earnings	3,963	2,907
Treasury stock, at cost (2,317,650 shares at December 31, 2016 and June 30, 2017)	(34,006)	(34,006)
Total stockholders’ equity	213,846	214,670
Total liabilities and stockholders’ equity	$590,268	$577,809

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Net broadcast revenue	$49,971	$49,251	$98,716	$97,055
Net digital media revenue	11,047	10,866	22,057	21,552
Net publishing revenue	6,761	5,995	11,581	12,485
Total net revenue	67,779	66,112	132,354	131,092
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $411 and $429 for the three months ended June 30, 2016 and 2017, respectively, and $819 and $853 for the six months ended June 30, 2016 and 2017, respectively, paid to related parties)	35,871	35,931	72,021	71,767
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,619	8,370	17,643	17,072
Publishing operating expenses, exclusive of depreciation and amortization shown below	6,983	5,668	11,931	12,019
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $9 and $28 for the three months ended June 30, 2016 and 2017, respectively, and $107 and $120 for the six months ended June 30, 2016 and 2017, respectively, paid to related parties)	3,568	3,825	7,781	8,950
Depreciation	2,982	3,109	5,974	6,089
Amortization	1,189	1,143	2,332	2,285
Change in the estimated fair value of contingent earn-out consideration	(134)	(43)	(262)	(42)
Impairment of long-lived assets	700	—	700	—
Impairment of indefinite-lived long-term assets other than goodwill	—	—	—	19
Net gain on the sale or disposal of assets	(1,701)	(510)	(1,551)	(505)
Total operating expenses	58,077	57,493	116,569	117,654
Operating income	9,702	8,619	15,785	13,438
Other income (expense):
Interest income	2	1	3	2
Interest expense	(3,730)	(3,924)	(7,526)	(7,354)
Change in the fair value of interest rate swap	(423)	—	(2,181)	357
Loss on early retirement of long-term debt	(5)	(2,734)	(14)	(2,775)
Net income before income taxes	5,546	1,962	6,067	3,668
Provision for income taxes	2,190	690	2,358	1,336
Net income	$3,356	$1,272	$3,709	$2,332

Basic earnings per share data:
Basic earnings per share	$0.13	$0.05	$0.14	$0.09
Diluted earnings per share data:
Diluted earnings per share	$0.13	$0.05	$0.14	$0.09
Distributions per share	$0.13	$0.07	$0.13	$0.13
Basic weighted average shares outstanding	25,551,445	26,062,403	25,518,339	25,982,102
Diluted weighted average shares outstanding	26,052,649	26,593,366	25,927,804	26,442,146

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2017
OPERATING ACTIVITIES
Net income	$3,709	$2,332
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	324	1,425
Tax benefit related to stock options exercised	67	—
Depreciation and amortization	8,306	8,374
Amortization of deferred financing costs	318	357
Accretion of financing items	103	74
Accretion of acquisition-related deferred payments and contingent consideration	38	24
Provision for bad debts	268	796
Deferred income taxes	2,176	1,272
Change in the fair value of interest rate swap	2,181	(357)
Change in the estimated fair value of contingent earn-out consideration	(262)	(42)
Impairment of long-lived assets	700	—
Impairment of indefinite-lived long-term assets other than goodwill	—	19
Loss on early retirement of long-term debt	14	2,775
Net gain on the sale or disposal of assets	(1,551)	(505)
Changes in operating assets and liabilities:
Accounts receivable	7,421	2,669
Inventories	(10)	(197)
Prepaid expenses and other current assets	(30)	(804)
Accounts payable and accrued expenses	1,234	(1,143)
Deferred rent	(6,429)	49
Deferred revenue	1,086	(360)
Other liabilities	—	(15)
Income taxes payable	55	(164)
Net cash provided by operating activities	19,718	16,579
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(5,055)	(4,768)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(448)	(52)
Escrow deposits related to acquisitions	(19)	(42)
Purchases of broadcast assets and radio stations	(718)	(130)
Purchases of digital media businesses and assets	(2,803)	(310)
Purchases of publishing businesses assets	(3)	—
Proceeds from sale of broadcast assets	2,471	600
Other	(547)	(289)
Net cash used in investing activities	(7,122)	(4,991)
FINANCING ACTIVITIES
Payments under Term Loan B	(2,750)	(263,000)
Proceeds from borrowings under Revolver and ABL Facility	32,898	34,107
Payments on Revolver and ABL Facility	(34,433)	(24,583)
Payment of interest rate swap	—	(783)
Proceeds from bond offering	—	255,000
Payment of debt issuance costs	—	(6,368)
Payments of acquisition-related contingent earn-out consideration	(88)	(14)
Payments of deferred installments due from acquisition activity	(3,071)	(225)
Proceeds from the exercise of stock options	336	455
Payments of capital lease obligations	(53)	(62)
Payment of cash distributions on common stock	(3,321)	(3,388)
Book overdraft	(2,168)	(2,838)
Net cash used in financing activities	(12,650)	(11,699)
Net decrease in cash and cash equivalents	(54)	(111)
Cash and cash equivalents at beginning of year	98	130
Cash and cash equivalents at end of period	$44	$19

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$7,099	$4,849
Cash paid for income taxes	$60	$211
Other supplemental disclosures of cash flow information:
Barter revenue	$2,475	$2,565
Barter expense	$2,441	$2,348
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$448	$52
Current value of deferred cash payments (short-term)	$1,300	$—
Assets acquired under capital leases	$—	$16
Debt issuance costs accrued	$—	$465

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

Information with respect to the three and six months ended June 30, 2017 and 2016 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2016. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2016 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic multimedia company specializing in Christian and conservative content. Our media properties are comprised of radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 19 – Segment Data. Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network) and Salem Media RepresentativesTM (“SMR”). SRN, SNN, TCM and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in nine U.S. cities, specializes in placing national advertising on religious and other format commercial radio stations. Each of our radio stations has a website specifically designed for that station from which our audience can access our entire library of digital content and online publications.

Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites; OnePlace.com, Christianity.com, Crosswalk.com®, GodVine.com, GodTube.com, CrossCards.com, LightSource.com, Jesus.org, BibleStudyTools.com, iBelieve.com, CCMmagazine.com and ChristianHeadlines.com, and our conservative opinion websites; collectively known as Townhall Media, include Townhall.com™, HotAir.com, Twitchy.com, HumanEvents.com, RedState.com, and BearingArms.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including WorshipHouseMedia.com, SermonSpice.com, SermonSearch.com, ChurchStaffing.com, and ChristianJobs.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders. E-commerce also includes Eagle Wellness, which sells nutritional supplements.

Our web content is accessible through all of our radio station websites that feature content of interest to local audiences throughout the United States.

Our publishing operating segment is comprised of three businesses: (1) Regnery Publishing, a traditional book publisher that has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D’Souza; (2) Salem Author Services, our self-publishing service for authors through Xulon Press and Mill City Press; and (3) Salem Publishing™ which produces and distributes print magazines.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of June 30, 2017, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting,” which clarifies when to account for a change in the terms or conditions of a share-based payment award as a modification. ASU 2017-09 requires modification accounting only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016, within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The guidance is effective for us as of January 2018, the first interim period within fiscal years beginning on or after December 15, 2017, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We have developed a project plan for the implementation of ASC 606 and all related ASU’s as of the effective date with further analysis planned during the remainder of 2017 to complete the implementation plan. Based on our evaluation of a sample of revenue contracts with customers against the requirements of the standard, we believe that the reporting of revenue as principal (gross) or agent (net) will impact our consolidated financial statements. We may sell advertising that includes placement on third party websites that we currently report on a gross basis as principal due to having latitude in establishing the sales price and bearing credit risk. Under new guidance, we will report this revenue net as agent because the third party is primarily responsible for fulfilling the service. Preliminarily, we plan to adopt Topic 606 pursuant to the modified retrospective application method of Topic 606. We do not believe that there will be a material impact to our revenues upon adoption as the practice of selling advertising on third party websites has not been widely used. We expect this type of sale to grow in popularity in future periods with the net incremental revenue reported in our financials. We continue to evaluate the impact of our pending adoption of Topic 606 and our preliminary assessments are subject to change.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 72% of our total assets as of June 30, 2017 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

We continue to evaluate our print magazine business due to recurring declines in operating results and projected revenues. Due to operating results during the three months ended March 31, 2017 that did not meet management’s expectations, we ceased publishing Preaching Magazine™ , YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon delivery of the May 2017 print publications. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated lives, we performed impairment testing as of March 31, 2017. We then recorded an impairment charge of $19,000 associated with mastheads. There were no changes in depreciable lives of any property or equipment associated with these magazines as each individually identifiable asset had been fully depreciated.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment.” We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Our review requires us to estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. We reviewed long-lived assets associated with Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine as of March 31, 2017, due to the likelihood that these print magazines would be sold or disposed of before the end of their previously estimated lives. We recorded a $1.9 million decrease in the cost and a $1.9 million decrease in the accumulated amortization for fully amortized subscriber lists and domain names associated with these magazines. There was no impairment loss or adjustment required to the previously estimated useful lives of these assets. There were no indications of impairment present as of June 30, 2017.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the six month period ended June 30, 2017, we completed or entered into the following transactions:

Debt

On May 19, 2017, we closed on a private offering of $255.0 million aggregate principal amount of 6.75% senior secured notes due 2024 (the “Notes”) and concurrently entered into a five-year $30.0 million senior secured asset-based revolving credit facility, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans (“ABL Facility”) due May 19, 2022. The net proceeds from the offering of the Notes, together with borrowings under the ABL Facility, were used to repay outstanding borrowings, including accrued and unpaid interest, on our previously existing senior credit facilities consisting of a term loan (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”), and to pay fees and expenses incurred in connection with the Notes offering and the ABL Facility (collectively, the “Refinancing”).

In connection with the Refinancing, on May 19, 2017, we repaid $258.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $0.6 million pre-tax loss on the early retirement of long-term debt related to the unamortized discount and a $1.5 million pre-tax loss on the early retirement of long-term debt related to unamortized debt issuance costs associated with the Term Loan B. We also terminated the Revolver as of May 19, 2017. We repaid $4.1 million in outstanding principal on the Revolver and paid interest due as of that date. We recorded a $56,000 pre-tax loss on the early retirement of long-term debt related to unamortized debt issuance costs associated with the Revolver.

On February 28, 2017, we repaid $3.0 million principal on the Term Loan B of $300.0 million, and paid interest due as of that date. We recorded a $6,200 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $18,000 in unamortized debt issuance costs associated with the principal repayment.

On January 30, 2017, we repaid $2.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $4,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $12,000 in unamortized debt issuance costs associated with the principal repayment.

Equity

On June 1, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on June 30, 2017 to all Class A and Class B common stockholders of record as of June 16, 2017.

On March 9, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on March 30, 2017 to all Class A and Class B common stockholders of record as of March 20, 2017.

On March 24, 2017, a restricted stock award was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until three months from vesting date. Recipients of these restricted stock awards were entitled to all the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

Acquisitions – Broadcast

On June 28, 2017, we closed on the acquisition of an FM translator construction permit in Festus, Missouri for $40,000 in cash. The FM translator will be relocated to the St. Louis, Missouri market for use by our KXFN-FM radio station.

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

Acquisitions − Digital Media

On June 8, 2017, we acquired a Portuguese Bible mobile application and related assets for $65,000 in cash. As part of the purchase agreement, we may pay up to an additional $20,000 in contingent earn-out consideration over the next twelve months based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Portuguese Bible mobile’s applications to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $16,500, which approximated the discounted present value due to the earn-out period of less than one year.

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

A summary of our business acquisitions and asset purchases during the six month period ended June 30, 2017, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
June 28, 2017	FM Translator construction permit, Festus, Missouri (asset acquisition)	$40
June 8, 2017	Portuguese Bible Mobile Applications (business acquisition)	82
March 15, 2017	Prayers for Special Help (business acquisition)	245
March 14, 2017	FM Translator construction permit, Quartz Site, Arizona (asset purchase)	20
March 1, 2017	FM Translator construction permit, Roseburg, Oregon (asset purchase)	45
January 16, 2017	FM Translator, Astoria, Oregon (asset purchase)	33
January 1, 2017	FM Translator construction permit, Mohave Valley, Arizona (asset purchase)	20
		$485

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

Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. Acquisitions may include contingent consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts. We may retain a third-party appraiser to estimate the fair value of the acquired net assets as of the acquisition date. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various assets acquired. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third party reports for reasonableness of the assigned values.

We believe that these valuations and analysis provide appropriate estimates of the fair value for the net assets acquired as of the acquisition date. These initial valuations are subject to refinement during the measurement period, which may be up to one year from the acquisition date. During this measurement period, we may retroactively record adjustments to the net assets acquired based on additional information obtained for items that existed as of the acquisition date. Upon the conclusion of the measurement period, any adjustments are reflected in our Condensed Consolidated Statements of Operations. To date, we have not recorded adjustments to the estimated fair values used in our acquisition consideration during or after the measurement period.

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $42,000 during the six month period ended June 30, 2017 compared to $0.1 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying Condensed Consolidated Statements of Operations.

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

The following table summarizes the total acquisition consideration for the six month period ended June 30, 2017:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$440
Escrow deposits paid in prior years	28
Present value of estimated fair value of contingent earn-out consideration	17
Total purchase price consideration	$485

The fair value of the net assets acquired was allocated as follows:

	Net Broadcast	Net Digital Media	Net Total
	Assets Acquired	Assets Acquired	Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$—	$230	$230
Broadcast licenses	158	—	158
Goodwill	—	15	15
Domain and brand names	—	56	56
Customer lists and contracts	—	26	26
	$158	$327	$485

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

On July 26, 2016, we entered an APA to acquire an FM translator construction permit in Eaglemount, Washington for $40,000 in cash. The translator will be used by our radio station KDZR-AM in Portland, Oregon. The transaction closed on July 24, 2017.

Divestitures

On June 1, 2017, we received $0.6 million in cash for a former transmitter site in our Dallas, Texas market that had been leased to a third-party.

Due to operating results during the three month period ended March 31, 2017 that did not meet management’s expectations, we ceased publishing Preaching Magazine™ , YouthWorker Journal™ , FaithTalk Magazine™ and Homecoming® The Magazine upon delivery of the May 2017 print publications. On May 30, 2017, we received $10,000 for Preaching Magazine™ and YouthWorker Journal™. The purchaser assumed all deferred subscription liabilities for these publications resulting in a pre-tax gain on the sale or disposal of assets of approximately $56,000.

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

Portuguese Bible Mobile Application

We acquired a Portuguese Bible mobile application and related assets on June 8, 2017. We paid $65,000 in cash upon closing and may pay up to an additional $20,000 in contingent earn-out consideration during the twelve month period ending June 8, 2018 based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Portuguese Bible mobile applications to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $16,500, which approximated the discounted present value.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $20,000. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the period ended June 30, 2017.

Turner Investment Products

We acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets on September 13, 2016. We paid $0.4 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration during the twelve month period ending September 13, 2017 based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Turner’s investment products to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $74,000, which was recorded at the discounted present value of $66,000. The discount is being accreted to interest expense over the twelve month earn-out period. We believe that our experience with digital subscriptions and websites provides a reasonable basis for our estimates.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual subscriber revenues achieved and projected to the estimated subscriber revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $74,000. During the six month period ended June 30, 2017, we recorded a net decrease of $39,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period due to a reduction in the likelihood of achieving the revenue targets based on actual results to date that were lower than our original estimates.

Daily Bible Devotion

We acquired Daily Bible Devotion mobile applications on May 6, 2015. We paid $1.1 million in cash upon closing and may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon the achievement of cumulative session benchmarks for each mobile application. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Bible Devotional Applications to achieve the session benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $165,000, which was recorded at the discounted present value of $142,000. The discount is being accreted to interest expense over the two-year earn-out period. We believe that our experience with digital mobile applications and websites provides a reasonable basis for our estimates.

We reviewed the fair value of the contingent earn-out consideration quarterly over the two-year earn-out period to compare actual cumulative sessions achieved to the estimated cumulative sessions used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified, up to the maximum amount due under the contract of $165,000 less any amounts paid to date. During the six month period ended June 30, 2017, we recorded a net decrease of $4,000 in the estimated fair value of the contingent earn-out consideration based on actual session results at the end of the earn-out period. We paid a total of $75,000 to the seller over the two year earn-out period, with no payments made during the six month period ended June 30, 2017.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller was based upon 50% of the net subscriber revenues achieved over the two-year period from date of close with no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on our revenue projections at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount was accreted to interest expense over the two-year earn-out period. We paid a total of $91,000 to the seller over the two year earn out period, of which approximately $14,000 was paid during the six month period ended June 30, 2017.

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

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration during the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of April 1, 2017	$60	$—	$60
Acquisitions	17	—	17
Accretion of acquisition-related contingent earn-out consideration	2	—	2
Change in the estimated fair value of contingent earn-out consideration	(43)	—	(43)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(5)	—	(5)
Ending Balance as of June 30, 2017	$31	$—	$31

	Three Months Ended June 30, 2016
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of April 1, 2016	$541	$33	$574
Acquisitions	—	—	—
Accretion of acquisition-related contingent earn-out consideration	5	1	6
Change in the estimated fair value of contingent earn-out consideration	(134)	—	(134)
Reclassification of payments due in next 12 months to short-term	34	(34)	—
Payments	(5)	—	(5)
Ending Balance as of June 30, 2016	$441	$—	$441

	Six Months Ended June 30, 2017
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2017	$66	$—	$66
Acquisitions	17	—	17
Accretion of acquisition-related contingent earn-out consideration	4	—	4
Change in the estimated fair value of contingent earn-out consideration	(42)	—	(42)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(14)	—	(14)
Ending Balance as of June 30, 2017	$31	$—	$31

	Six Months Ended June 30, 2016
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2016	$173	$602	$775
Acquisitions	—	—	—
Accretion of acquisition-related contingent earn-out consideration	8	8	16
Change in the estimated fair value of contingent earn-out consideration	(208)	(54)	(262)
Reclassification of payments due in next 12 months to short-term	556	(556)	—
Payments	(88)	—	(88)
Ending Balance as of June 30, 2016	$441	$—	$441

NOTE 6. INVENTORIES

Inventories consist of finished goods that include books printed for sale by Regnery Publishing and wellness products for sale on our e-commerce sites. All inventories are valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	As of December 31, 2016	As of June 30, 2017
	(Dollars in thousands)
Regnery Publishing book inventories	$2,473	$2,126
Reserve for obsolescence – Regnery Publishing	(2,104)	(1,499)
Inventory, net - Regnery Publishing	369	627
Wellness products	$423	$337
Reserve for obsolescence – Wellness products	(122)	(97)
Inventory, net - Wellness products	301	240
Consolidated inventories, net	$670	$867

NOTE 7. BROADCAST LICENSES

The following table presents the changes in broadcasting licenses that include capital projects and acquisitions of radio stations and FM translators as discussed in Note 4 of our Condensed Consolidated financial statements.

Broadcast Licenses	Twelve Months Ended December 31, 2016	Six Months Ended June 30, 2017
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$492,032	$494,058
Accumulated loss on impairment	(99,001)	(105,541)
Balance, beginning of period after cumulative loss on impairment	393,031	388,517
Acquisitions of radio stations	74	—
Acquisitions of FM translators	1,645	133
Capital projects to improve broadcast signal and strength	307	28
Impairments based on estimated fair value of broadcast licenses	(6,540)	—
Balance, end of period before cumulative loss on impairment	494,058	494,219
Accumulated loss on impairment	(105,541)	(105,541)
Balance, end of period after cumulative loss on impairment	$388,517	$388,678

NOTE 8. GOODWILL

The following table presents the changes in goodwill including acquisitions of multiple radio stations, digital entities and Mill City Press Media within our publishing segment.

Goodwill	Twelve Months Ended December 31, 2016	Six Months Ended June 30, 2017
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$26,560	$27,642
Accumulated loss on impairment	(1,997)	(2,029)
Balance, beginning of period after cumulative loss on impairment	24,563	25,613
Acquisitions of radio stations	—	—
Acquisitions of digital media entities	237	15
Acquisitions of publishing entities	845	—
Impairment charge during year	(32)	—
Balance, end of period before cumulative loss on impairment	27,642	27,657
Accumulated loss on impairment	(2,029)	(2,029)
Ending period balance	$25,613	$25,628

NOTE 9. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	As of December 31, 2016	As of June 30, 2017
	(Dollars in thousands)
Land	$32,402	$32,310
Buildings	29,070	28,894
Office furnishings and equipment	37,386	38,527
Office furnishings and equipment under capital lease obligations	228	244
Antennae, towers and transmitting equipment	84,144	84,694
Antennae, towers and transmitting equipment under capital lease obligations	795	795
Studio, production and mobile equipment	28,668	29,634
Computer software and website development costs	20,042	22,475
Record and tape libraries	27	27
Automobiles	1,373	1,323
Leasehold improvements	14,696	18,437
Construction-in-progress	9,983	5,126
	$258,814	$262,486
Less accumulated depreciation	(156,024)	(160,869)
	$102,790	$101,617

Depreciation expense was approximately $3.1 million and $3.0 million, for each of the three month periods ended June 30, 2017 and 2016, respectively, and $6.1 million and $6.0 million for the six month periods ended June 30, 2017 and 2016, respectively, which includes depreciation of $13,000 for each of the three month periods and $26,000 for each of the six month periods on a radio station tower valued at $0.8 million under a capital lease obligation. Accumulated depreciation associated with the capital lease was $543,000 and $517,000 at June 30, 2017 and December 31, 2016, respectively.

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2017
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,577	$(20,460)	$2,117
Domain and brand names	19,517	(13,629)	5,888
Favorable and assigned leases	2,379	(2,007)	372
Subscriber base and lists	6,481	(4,180)	2,301
Author relationships	2,771	(2,084)	687
Non-compete agreements	2,018	(1,179)	839
Other amortizable intangible assets	1,333	(1,333)	—
	$57,076	$(44,872)	$12,204

	As of December 31, 2016
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,599	$(20,070)	$2,529
Domain and brand names	19,821	(12,970)	6,851
Favorable and assigned leases	2,379	(1,972)	407
Subscriber base and lists	7,972	(5,304)	2,668
Author relationships	2,771	(1,824)	947
Non-compete agreements	2,018	(1,012)	1,006
Other amortizable intangible assets	1,336	(1,336)	—
	$58,896	$(44,488)	$14,408

Amortization expense was approximately $1.2 million for each of the three month periods ended June 30, 2017 and 2016, and $2.3 million for each of the six month periods ended June 30, 2017 and 2016. Based on the amortizable intangible assets as of June 30, 2017, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2017 (July – Dec)	$2,084
2018	3,933
2019	3,363
2020	2,072
2021	520
Thereafter	232
Total	$12,204

NOTE 11. LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

6.75% Senior Secured Notes

On May 19, 2017, we issued in a private placement the Notes, which were guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless earlier redeemed or repurchased. Interest accrues on the Notes from May 19, 2017 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2017.

The Notes and the ABL Facility are secured by liens on substantially all of our and the Subsidiary Guarantors’ assets, other than certain excluded assets. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantor’s accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”). The Notes are secured by a first-priority lien on substantially all other assets of ours and the Subsidiary Guarantors (the “Notes Priority Collateral”). There is no direct lien on our Federal Communications Commission (“FCC”) licenses to the extent prohibited by law or regulation.

We may redeem the Notes, in whole or in part, at any time on or after June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, we may redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes before June 1, 2020 with the net cash proceeds from certain equity offerings at a redemption price of 106.75% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the Notes per twelve month period before June 1, 2020 at a redemption price of 103% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date.

The indenture relating to the Notes (the “Indenture”) contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets.

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (vii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default.

We are required to pay $17.2 million per year in interest on the Notes. As of June 30, 2017, accrued interest on the Notes was $2.0 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and six month periods ended June 30, 2017, $0.1 million of debt issuance costs associated with the Notes were recognized as interest expense.

Asset-Based Revolving Credit Facility

On May 19, 2017, the Company also entered into the ABL Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us, as a borrower, our subsidiaries party thereto, as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay the Prior Facility and related fees and expenses. Going forward, the proceeds of the ABL Facility will be used to provide ongoing working capital and for other general corporate purposes (including permitted acquisitions).

The ABL Facility is a five-year $30.0 million revolving credit facility due May 19, 2022, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue at a rate equal to a base rate or LIBOR rate plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance of 0.25% to 0.375% per year.

The ABL Facility is secured by a first-priority lien on the ABL Priority Collateral and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of the borrowers and their subsidiaries (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens, (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all assets to a third party, except as permitted thereby; (viii) to prepay indebtedness; and (ix) to pay dividends.

The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral.

We incurred debt issue costs of $0.3 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and six month periods ended June 30, 2017, $12,000 of debt issue costs associated with the Notes were recognized as interest expense. At June 30, 2017, the blended interest rate on amounts outstanding under the ABL Facility was 2.97%.

We report outstanding balances on the ABL Facility as short-term regardless of the maturity date based on use of the ABL Facility to fund ordinary and customary operating cash needs with frequent repayments. We believe that our borrowing capacity under the ABL Facility allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three months ended June 30, 2017 and 2016, approximately $26,000 and $52,000, respectively, of the discount associated with the Term Loan B was recognized as interest expense. For each of the six months ended June 30, 2017 and 2016, approximately $74,000 and $104,000, respectively, of the discount associated with the Term Loan B was recognized as interest expense.

The Term Loan B had a term of seven years, maturing in March 2020. On May 19, 2017, we used the net proceeds of the Notes and a portion of the ABL Facility to fully repay amounts outstanding under the Term Loan B of $258.0 million and under the Revolver of $4.1 million. We recorded a loss on the early retirement of long-term debt of $2.1 million, which included $1.5 million of unamortized debt issuance costs on the Term Loan B and the Revolver and $0.6 million of unamortized discount on the Term Loan B.

The following payments or prepayments of the Term Loan B were made during the year ended December 31, 2016 and through the date of the termination, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
May 19, 2017	$258,000	$550
February 28, 2017	3,000	6
January 30, 2017	2,000	5
December 30, 2016	5,000	12
November 30, 2016	1,000	3
September 30, 2016	1,500	4
September 30, 2016	750	—
June 30, 2016	441	1
June 30, 2016	750	—
March 31, 2016	750	—
March 17, 2016	809	2

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For each of the three months ended June 30, 2017 and 2016, approximately $71,000 and $141,000, respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense. For each of the six months ended June 30, 2017 and 2016, approximately $203,000 and $283,000 respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For each of the three month periods ended June 30, 2017 and 2016, we recorded amortization of deferred financing costs of approximately $9,000 and $17,000. For each of the six month periods ended June 30, 2017 and 2016, we recorded amortization of deferred financing costs of approximately $26,000 and $35,000.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2016		As of June 30, 2017
	(Dollars in thousands)
6.75% Senior Secured Notes	$	−	$255,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%		−	(6,199)
6.75% Senior Secured Notes net carrying value		−	248,801
Asset-Based Revolving Credit Facility principal outstanding		−	10,000
Term Loan B principal amount		263,000	−
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%		(2,371)	−
Term Loan B net carrying value		260,629	−
Revolver principal outstanding		477	−
Capital leases and other loans		568	521
Long-term debt and capital lease obligations less unamortized debt issuance costs		261,674	259,322
Less current portion		(590)	(10,116)
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion		$261,084	$249,206

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2017:

•	Outstanding borrowings of $10.0 million under the ABL Facility, with interest payments due at LIBOR plus 1.5% to 2.0% per annum;

•	$255.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75% ; and

•	Commitment fee of 0.25% to 0.375% on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2016 and June 30, 2017 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2017 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2018	$10,116
2019	106
2020	107
2021	117
2022	75
Thereafter	255,000
$265,521

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$81	$28	$202	$99
Restricted stock shares compensation expense included in corporate expenses	−	−	24	875
Stock option compensation expense included in broadcast operating expenses	20	6	48	34
Restricted stock shares compensation expense included in broadcast operating expenses	−	−	−	224
Stock option compensation expense included in digital media operating expenses	14	5	39	19
Restricted stock shares compensation expense included in digital media operating expenses	−	−	−	124
Stock option compensation expense included in publishing operating expenses	10	5	11	14
Restricted stock shares compensation expense included in publishing operating expenses	−	−	−	36
Total stock-based compensation expense, pre-tax	$125	$44	$324	$1,425
Tax benefit (expense) for stock-based compensation expense	(50)	(18)	(130)	(570)
Total stock-based compensation expense, net of tax	$75	$26	$194	$855

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

The Plan also allows for awards of restricted stock, which have been granted periodically to non-employee directors of the company. Awards granted to non-employee directors are made in exchange for their services to the company as directors and therefore, the guidance in FASB ASC Topic 505-50 “Equity Based Payments to Non Employees” is not applicable. Restricted stock awards contain transfer restrictions under which they cannot be sold, pledged, transferred or assigned until the period specified in the award, generally from one to five years. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the vest date of grant.

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

There were no stock options granted during the six month period ended June 30, 2017. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and six month periods ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Expected volatility	46.77%	47.03%
Expected dividends	4.08%	5.36%
Expected term (in years)	6.0	7.5
Risk-free interest rate	1.38%	1.66%

Activity with respect to the company’s option awards during the six month period ended June 30, 2017 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2017	1,720,000	$5.12	$2.89	4.5 years	$2,428
Granted	—	—	—
Exercised	(107,471)	4.24	2.05
Forfeited or expired	(122,125)	5.87	3.03
Outstanding at June 30, 2017	1,490,404	$5.13	$2.93	4.1 years	$2,979
Exercisable at June 30, 2017	988,276	$5.53	$3.69	3.1 years	$1,582
Expected to Vest	476,771	$5.13	$2.95	4.1 years	$1,357

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 30, 2017 of $7.10 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the six month periods ended June 30, 2017 and 2016 was $13,000 and $1.1 million, respectively.

As of June 30, 2017, there was $0.3 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.

On February 24, 2017, a restricted stock award was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until three months from vesting date. Recipients of these restricted stock awards were entitled to all the rights of absolute ownership of the restricted stock from the date of grant including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

Activity with respect to the company’s restricted stock awards during the six month period ended June 30, 2017 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2017	—	$—	—	$—
Granted	178,592	7.05	0.2 years	1,331
Lapsed	(178,592)	7.25	—	1,295
Forfeited	—	—	—	—
Outstanding at June 30, 2017	—	$—	—	$—

NOTE 13. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” As a result, $44,000 and $1.4 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six month periods ended June 30, 2017, respectively, in comparison to $0.1 million and $0.3 million for the three and six month periods ended June 30, 2016, respectively.

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution. In recent years, distributions have been approximately 20% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. Adjusted EBITDA is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this quarterly report on Form 10-Q. Future distributions, if any, are likely to be approximately 30% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest.

The following table shows distributions that have been declared and paid since January 1, 2016:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)

June 1, 2017	June 30, 2017	$0.0650	$1,697
March 9, 2017	March 30, 2017	$0.0650	$1,691
December 7, 2016	December 31, 2016	$0.0650	$1,678
September 9, 2016	September 30, 2016	$0.0650	$1,679
June 2, 2016	June 30, 2016	$0.0650	$1,664
March 10, 2016	April 5, 2016	$0.0650	$1,657

Based on the number of shares of Class A and Class B currently outstanding, we expect to pay total annual distributions of approximately $6.8 million during the year ended December 31, 2017.

NOTE 14. BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Restricted stock awards that vested immediately during the three month period ended March 31, 2017, were included in the weighted average number of common shares used to compute basic earnings per share because these restricted stock awards contained dividend participation and voting rights. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,490,404 and 1,942,803 shares of Class A common stock were outstanding at June 30, 2017 and 2016, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of June 30, 2017 and 2016 there were 530,963 and 501,204 dilutive shares, respectively.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on the Term Loan B. Payments on the swap are due on a quarterly basis with a LIBOR floor of 0.625%. Pursuant to the terms, the swap was set to expire on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value were recognized in the current period statement of operations rather than through other comprehensive income. On May 19, 2017, in connection with our Refinancing, we paid $0.8 million to terminate the interest rate swap.

The following table summarizes the fair value of our derivative instruments that are measured at fair value:

	As of December 31, 2016	As of June 30, 2017
	(Dollars in thousands)
Fair value of interest rate swap	$514	$—

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

As of June 30, 2017, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	June 30, 2017
	Total Fair Value and Carrying Value on	Fair Value Measurement Category
	Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$313	—	—	$313
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	31	—	—	31
Long-term debt and capital lease obligations less unamortized debt issuance costs	259,322	—	259,322	—

NOTE 17. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change. We recorded no adjustments to our unrecognized tax benefits as of June 30, 2017 and 2016.

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

At December 31, 2016, we had net operating loss carryforwards for federal income tax purposes of approximately $150.7 million that expire in 2020 through 2034 and for state income tax purposes of approximately $1,021.2 million that expire in years 2017 through 2036. For financial reporting purposes at December 31, 2016 we had a valuation allowance of $4.5 million, net of federal benefit, to offset $4.2 million of the deferred tax assets related to the state net operating loss carryforwards and $0.3 million associated with asset impairments. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2013 through 2016.

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

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of June 30, 2017 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

The table below presents financial information for each operating segment as of June 30, 2017 and 2016 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2017
Net revenue	$49,251	$10,866	$5,995	$—	$66,112
Operating expenses	35,931	8,370	5,668	3,825	53,794
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and (gain) loss on disposal of assets	$13,320	$2,496	$327	$(3,825)	$12,318
Depreciation	1,929	820	162	198	3,109
Amortization	18	816	308	1	1,143
Change in the estimated fair value of contingent earn-out consideration	—	(43)	—	—	(43)
Impairment of indefinite-lived long-term assets other than goodwill	—	—	—	—	—
Net gain on disposal of assets	(494)	—	(16)	—	(510)
Net operating income (loss)	$11,867	$903	$(127)	$(4,024)	$8,619

Three Months Ended June 30, 2016
Net revenue	$49,971	$11,047	$6,761	$—	$67,779
Operating expenses	35,871	8,619	6,983	3,568	55,041
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairment losses and (gain) loss on disposal of assets	$14,100	$2,428	$(222)	$(3,568)	$12,738
Depreciation	1,815	785	165	217	2,982
Amortization	23	1,093	72	1	1,189
Change in the estimated fair value of contingent earn-out consideration	—	(36)	(98)	—	(134)
Impairment of long-lived assets	700	—	—	—	700
Net (gain) loss on disposal of assets	(1,721)	20	(3)	3	(1,701)
Net operating income (loss)	$13,283	$566	$(358)	$(3,789)	$9,702

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2017
Net revenue	$97,055	$21,552	$12,485	$—	$131,092
Operating expenses	71,767	17,072	12,019	8,950	109,808
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and (gain) loss on disposal of assets	$25,288	4,480	$466	$(8,950)	$21,284
Depreciation	3,748	1,597	356	388	6,089
Amortization	35	1,634	615	1	2,285
Change in the estimated fair value of contingent earn-out consideration	—	(42)	—	—	(42)
Impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—	19
Net gain on disposal of assets	(496)	—	(9)	—	(505)
Net operating income (loss)	$22,001	$1,291	$(515)	$(9,339)	$13,438

Six Months Ended June 30, 2016
Net revenue	$98,716	$22,057	$11,581	$—	$132,354
Operating expenses	72,021	17,643	11,931	7,781	109,376
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairment losses and (gain) loss on disposal of assets	$26,695	$4,414	$(350)	$(7,781)	$22,978
Depreciation	3,678	1,552	315	429	5,974
Amortization	45	2,142	144	1	2,332
Change in the estimated fair value of contingent earn-out consideration	—	(106)	(156)	—	(262)
Impairment of long-lived assets	700	—	—	—	700
Net (gain) loss on disposal of assets	(1,542)	6	(21)	6	(1,551)
Net operating income (loss)	$23,814	$820	$(632)	$(8,217)	$15,785

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2017
Inventories, net	$—	$240	$627	$—	$867
Property and equipment, net	85,691	6,520	1,379	8,027	101,617
Broadcast licenses	388,678	—	—	—	388,678
Goodwill	3,581	20,151	1,888	8	25,628
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	372	8,373	3,454	5	12,204

As of December 31, 2016
Inventories, net	$—	$300	$370	$—	$670
Property and equipment, net	86,976	6,634	1,779	7,401	102,790
Broadcast licenses	388,517	—	—	—	388,517
Goodwill	3,581	20,136	1,888	8	25,613
Other indefinite-lived intangible assets	—	—	332	—	332
Amortizable intangible assets, net	407	9,927	4,069	5	14,408

NOTE 20. SUBSEQUENT EVENTS

On July 24, 2017, we closed on the acquisition of the FM translator construction permit in Eaglemount, Washington, for $40,000 in cash. The FM translator will be relocated to the Portland, Oregon market for use by our KDZR-AM radio station.

On July 6, 2017, we acquired TradersCrux.com for $0.3 million in cash. In addition, we may pay the seller a one-time contingent payment of up to $0.1 million if certain income goals are met during the one-year following the closing.

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

Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	product sales and royalties for on-air host materials, including podcasts and programs;
•	the sale of banner advertisements on our station websites or on our mobile applications;
•	the sale of digital streaming advertisements on our station websites or on our mobile applications;
•	the sale of advertisements included in digital newsletters;
•	fees earned for creating custom web pages or social media promotions on behalf of our advertisers;
•	revenue from station events, including ticket sales and sponsorships; and
•	listener purchase programs, often called non-traditional revenue, where revenue is generated by promoting discounted goods and services to our listeners from special discounts and incentives offered to our listeners.

The rates we are able to charge for broadcast air time and other advertisements are dependent upon several factors, including:

•	audience share;
•	how well our stations and digital platform perform for our clients;
•	the size of the market and audience reached;
•	the number of impressions delivered;
•	the number of page views achieved;
•	the number of events held, the number of event sponsorships sold and the attendance at each event;
•	the general economic conditions in each market; and
•	supply and demand on both a local and national level.

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;
•	the sale of digital streaming advertisements on websites and mobile applications;
•	the support and promotion to stream third-party content on our websites;
•	the sale of advertisements included in digital newsletters;
•	the digital delivery of newsletters to subscribers;
•	the number of video and graphic downloads; and
•	the sale and delivery of wellness products.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	subscription fees for our magazines;
•	the sale of print magazine advertising;
•	the sale of digital advertising on our magazine websites and digital newsletters; and
•	publishing fees from authors.

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Today’s Christian Music (“TCM”), Singing News Network (formerly Solid Gospel Network), and Salem Media RepresentativesTM (“SMR”). SRN, SNN, TCM and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in nine U.S. cities, specializes in placing national advertising on religious and other format commercial radio stations.

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

Nielsen Audio uses the Portable People Meter TM (“PPM”) technology to collect data for its ratings service. PPM is a small device that is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals encoded by the broadcaster. The PPM offers a number of advantages over traditional diary ratings collection systems, including ease of use, more reliable ratings data, shorter time periods between when advertising runs and actual listening data, and little manipulation of data by users. A disadvantage of the PPM includes data fluctuations from changes to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize barter agreements to exchange airtime for goods or services in lieu of cash. We enter barter agreements if the goods or services to be received can be used in our business or can be sold to our audience under listener purchase programs. We minimize the use of barter agreements with our general policy being not to preempt airtime paid for in cash for airtime sold under a barter agreement. During the six month period ended June 30, 2017, 97% of our broadcast revenue was sold for cash compared to 98% during the same period of the prior year.

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

Salem Publishing™ produces and distributes the Singing News® magazine and operates websites specifically designed for our print publications. These websites have digital banner advertisements, streaming, links to purchase goods featured by advertisers, and links to our other digital media sites. Salem Author Services includes Xulon Press™ and Mill City Press which offer print-on-demand self-publishing services for authors. We acquired Mill City Press from Hillcrest Publishing Group, Inc., on August 1, 2016. Xulon Press™ publishes books for Christian authors while Mill City Press publishes books for all general market publications.

The revenues generated from this segment are reported as publishing revenue in our Condensed Consolidated Statements of Operations included in this quarterly report on Form 10-Q. Publishing revenue is impacted by the retail price of books and e-books, the number of books sold, the number and retail price of e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are published. Regnery Publishing revenue is impacted by elections as it generates higher levels of interest and demand for publications containing conservative and political based opinions.

The primary operating expenses incurred by our Publishing businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses; and (iv) cost of goods sold that includes printing and production costs, fulfillment costs, author royalties and inventory reserves.

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

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 14.8% and 19.4%, respectively, of our net broadcast advertising revenue for the six month period ended June 30, 2017.

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

Reclassifications

During the three months ended June 30, 2017, we reclassified certain revenue streams within our digital media operating segment and certain revenue streams within our publishing operating segment to conform to the current period presentation.

RESULTS OF OPERATIONS

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

The following factors affected our results of operations and cash flows for the three months ended June 30, 2017 as compared to the same period of the prior year:

Financing

•	On May 19, 2017, we closed on a private offering of $255.0 million aggregate principal amount of 6.75% senior secured notes due 2024 (the “Notes”) and concurrently entered into a five-year $30.0 million senior secured asset-based revolving credit facility, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans (“ABL Facility”) due May 19, 2022. The net proceeds from the offering of the Notes, together with borrowings under the ABL Facility, were used to repay outstanding borrowings, including accrued and unpaid interest, on our previously existing senior credit facilities consisting of a term loan (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”), and to pay fees and expenses incurred in connection with the Notes offering and the ABL Facility.

Acquisitions

•	On June 28, 2017, we closed on the acquisition of an FM translator construction permit in Festus, Missouri for $40,000 in cash. The FM translator will be relocated to the St. Louis, Missouri market for use by our KXFN-FM radio station.

•	On June 8, 2017, we acquired a Portuguese Bible mobile application for $85,000 in cash. We may pay up to an additional $20,000 in contingent earn-out consideration over the next twelve months based on the achievement of certain revenue benchmarks.

Net Broadcast Revenue

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$49,971	$49,251	$(720)	(1.4)%	73.7%	74.5%
Same Station Net Broadcast Revenue	$49,542	$48,968	$(574)	(1.2)%

 The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,
	2016		2017
	(Dollars in thousands)
Block program time:
National	$12,374	24.8%	$12,170	24.7%
Local	8,896	17.8%	8,386	17.0%
	21,270	42.6%	20,556	41.7%
Broadcast Advertising:
National	2,974	6.0%	3,343	6.8%
Local	16,373	32.7%	14,817	30.1%
	19,347	38.7%	18,160	36.9%
Station Digital	1,694	3.4%	1,977	4.0%
Infomercials	593	1.2%	620	1.3%
Network	3,945	7.9%	4,291	8.7%
Other Revenue	3,122	6.2%	3,647	7.4%
Net Broadcast Revenue	$49,971	100.0%	$49,251	100.0%

The net decline in block programming revenue of $0.7 million resulted from a $0.5 million decline in local programming on our Christian Teaching and News Talk stations, a $0.2 million decline in programs on our Business format stations, and a decline of $0.2 million from the Louisville LMA, that was partially offset by a $0.2 million increase in programming on our News Talk format stations. Declines in programming, particularly at the local level, resulted from program cancellations that we believe are due to increased competition from other broadcasters. There were no changes in programming rates as compared to the same period of the prior year, however they may be impacted in the future due to this increased competition.

Advertising revenue, net of agency commissions, declined by $1.2 million, of which $0.2 million was due to the political advertising recognized during the 2016 elections cycle. The remaining $1.0 million decline includes a $0.5 million decline in advertising on our CCM stations, particularly in our Dallas market, due to lower ratings and an increase in competition from agencies, and a $0.4 million decline in advertising on our Christian Teaching and Talk format stations. These declines resulted from increased competition from other broadcasters and agencies that reduce the number of advertisements placed. This can, in turn, create lower demand and lower rates. We have undertaken efforts to retool our music, image and promotions to capture a younger demographic that we believe will improve the ratings for our CCM stations in the Dallas market.

Digital revenue generated from our radio station and network websites increased $0.3 million, which reflects an increase in sales of licensed products through Salem Consumer Products. Rates charged were consistent with those during the same period of the prior year.

Infomercial revenue was consistent with the same period of the prior year.

Network revenue increased $0.3 million due to a $0.2 million revenue share agreement and a $0.1 million increase in political advertising revenue associated with current year legislation campaigns.

Other revenue increased $0.5 million due to a $0.4 million increase in listener purchase program revenue from a higher audience demand with respect to participation in sales incentives and discount programs and a $0.1 million increase in event revenue based on higher ticket sales and attendance at local events, such as concerts and speaking events.

On a Same Station basis, net broadcast revenue decreased $0.6 million, which reflects these items net of the impact of stations with acquisitions and format changes.

Net Digital Media Revenue

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$11,047	$10,866	$(181)	(1.6)%	16.3%	16.4%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended June 30,
	2016		2017
	(Dollars in thousands)
Digital Advertising, Net	$6,203	56.2%	$5,997	55.2%
Digital Streaming	1,137	10.3	1,122	10.3
Digital Subscriptions	1,627	14.7	1,571	14.5
Digital Downloads	1,397	12.6	1,577	14.5
e-commerce	597	5.4	502	4.6
Other Revenues	86	0.8	97	0.9
Net Digital Media Revenue	$11,047	100.0%	$10,866	100.0%

Digital advertising revenue, net of agency commissions, declined by $0.2 million on a consolidated basis. This decline was attributable to lower page views on our conservative opinion websites, primarily Townhall Media, as compared to the same period of the prior year due to the timing of the 2016 election. Page views for conservative opinion websites are typically higher during election years due to higher level of interest in content, for both desktop and mobile devices. Changes in the Facebook newsfeed algorithm have negatively impacted the volume of our desktop page views. Page views from Facebook declined 18.6% as compared to the same period of the prior year. To offset declines in page views generated from Facebook, we have continued to develop and promote the use of mobile applications, particularly for our Christian mobile applications. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue.

Digital streaming revenue was consistent with the same period of the prior year with no changes in sales volume or rates.

Declines in digital subscription revenue of $0.1 million were due to a lower number of subscribers to Skousen’s Fast Money Alert and 5 Star Trader newsletters, which was partially offset with new subscribers to TurnerTrends.com and Instant Income Trader, a start-up publication. There were no changes in subscription rates as compared to the same period of the prior year.

Digital download revenue increased $0.2 million due to a higher volume of downloads as compared to the same period of the prior year. This increase is due to the Easter holiday falling in the second quarter of 2017 as compared to the first quarter of 2016. There were no changes in rates charged to our customers for digital downloads.

E-commerce revenue declined by $0.1 million due to discounts offered on sales of Gene Smart’s inventory through our wellness website. The average price per unit declined by 24.9% while the number of products sold increased 13.0%. Gene Smart inventory was discounted due to lower than expected sales in prior periods that resulted in perishable inventory on hand due to expiration dates associated with the nutritional supplements.

Net Publishing Revenue

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$6,761	$5,995	$(766)	(11.3)%	10.0%	9.1%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended June 30,
	2016		2017
	(Dollars in thousands)
Book Sales	$5,133	75.9%	$3,267	54.5%
Estimated Sales Returns & Allowances	(1,742)	(25.8)	(116)	(1.9)
E-Book Sales	550	8.1	416	6.9
Self-Publishing Fees	1,613	23.9	1,342	22.4
Print Magazine Subscriptions	427	6.3	298	5.0
Print Magazine Advertisements	247	3.7	201	3.3
Digital Advertising	197	2.9	202	3.4
Other Revenue	336	5.0	385	6.4
Net Publishing Revenue	$6,761	100.0%	$5,995	100.0%

On a consolidated basis, sales of print books decreased by $1.9 million comprised of a $2.4 million decline in Regnery Publishing sales due to the timing of best-selling books that was offset by a $0.5 million increase in book sales through Salem Author Services, our self-publishing operations of Xulon Press and Mill City Press. The $0.5 million increase in sales from Salem Author Services was comprised of a $0.4 million increase from Mill City Press and a $0.1 million increase from Xulon Press™. There were no changes in rates charged as compared to the same period of the prior year. Sales of Regnery Publishing books are directly attributable to the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for a book.

The $1.6 million decrease in estimated sales returns and allowances resulted from lower sales of Regnery Publishing print books, a reduction in the historical average return rate for Regnery Political books, and a reduction to the reserve for backlist titles.

Regnery Publishing e-book sales decreased $0.1 million due to a 12.2% decrease in the average sales price per unit offset by a 14.6% increase in the number of books sold. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book.

Self-publishing fees decreased overall by $0.3 million due to a decline of $0.5 million from a lower sales volume for Xulon Press™ that was offset by a $0.2 million increase in volume from the acquisition of Mill City Press. There were no changes in fees charged to customers as compared to the same period of the prior year. We believe that our ability to cross-promote our self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

Declines in print magazine subscription and print magazine advertising revenue are due to the continual decline within this industry and our reduction in the number of publications. As of May 2017, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine. This decision was based on continual declines in the number of subscribers and a corresponding declines in advertising revenues based on reduced demand and reduced rates due to lower distribution levels. We continue to explore cost reductions in this segment.

Digital adverting revenue within our publishing segment was consistent with the same period of the prior year with no changes in sales volume or rates.

Broadcast Operating Expenses

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$35,871	$35,931	$60	0.2%	52.9%	54.3%
Same Station Broadcast Operating Expenses	$35,426	$35,596	$170	0.5%

Broadcast operating expenses were consistent with those of the same period of the prior year as higher expenses of $0.4 million were offset with savings from the Louisville market being operated under an LMA of $0.4 million. Increases in expenses of $0.4 million included operating expenses for new acquisitions of $0.2 million, a $0.3 million increase in production and programming expenses, and a $0.2 million increase in bad debt expenses that were offset by a $0.2 million decline in music license fees and a $0.1 million decline in facility related expenses.

Digital Media Operating Expenses

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,619	$8,370	$(249)	(2.9)%	12.7%	12.7%

Digital media operating expense declined by $0.2 million due to a $0.2 million reduction in commissions and bonuses and a $0.2 million decline in advertising and promotional costs that was offset with a $0.1 million increase in royalty fees and a $0.1 million increase in payroll related costs due to annual pay increases.

Publishing Operating Expenses

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$6,983	$5,668	$(1,315)	(18.8)%	10.3%	8.6%

Publishing operating expenses declined by $1.3 million including a $1.3 million decline in the cost of goods for Regnery Publishing consistent with a reduction in the number of print books offset by a $0.2 million increase in the cost of goods sold for Salem Author Services. The gross profit margin for Regnery Publishing was 64% for the three months ended June 30, 2017 as compared to 57% for the same period of the prior year. Regnery Publishing margins are impacted by the volume of e-book sales, which have a lower cost of goods sold due to the nature of delivery and do not have sales returns and allowances. The gross profit margin for our self-publishing entities decreased to 65% for the three months ended June 30, 2017 as compared to 74% for the same period of the prior year. In addition, there was a $0.2 million decline in payroll related expenses and a $0.1 million decline in travel and entertainment expenses that was offset by a $0.2 million increase in advertising and promotional expenses.

Unallocated Corporate Expenses

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,568	$3,825	$257	7.2%	5.3%	5.8%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.3 million includes a $0.2 million increase in net payroll related costs due to increased employee headcount and annual pay increases and a $0.1 million increase in professional fees for accounting and auditing services.

Impairment of Long-Lived Assets

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$700	$—	$(700)	(100.0)%	1.0%	—%

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. At that time we evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell and recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price at that time. In December 2012, after several purchase offers for the land were terminated, we obtained a third-party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land. While we continued to market the land for sale and had no intention to use the land in our operations, we had not received successful offers. Based on the amount of time that the land had been held for sale, we obtained a third-party valuation for the land as of June 2016. Based on this fair value appraisal, we recorded an additional $0.7 million impairment charge associated with the land during the three months ended June 30, 2016.

Depreciation Expense

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,982	$3,109	$127	4.3%	4.4%	4.7%

Depreciation expense increased $0.1 million compared to the same period of the prior year. The increase reflects the impact of recent capital expenditures associated with computer software, data processing and office equipment that have shorter estimated useful lives than towers and broadcast assets. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,189	$1,143	$(46)	(3.9)%	1.8%	1.7%

Amortization expense was consistent with that of the same period of the prior year with no changes in our amortization methods or the estimated useful lives of our intangible asset groups. Amortization expense includes increases from intangible assets acquired in 2016, such as Cycle Prophet in September 2016 and Mill City Press in September 2016 that were offset with intangible assets acquired with Eagle Publishing and WorshipHouseMedia.com that were fully amortized as of June 30, 2017.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(134)	$(43)	$91	(67.9)%	(0.2)%	—%

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

During the three month period ended June 30, 2017, we decreased the estimated fair value of our contingent earn-out liabilities by $43,000 compared to a net decrease of $134,000 during the same period of the prior year. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our Condensed Consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Net Gain on the Sale or Disposal of Assets

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Gain on the Sale or Disposal of Assets	$(1,701)	$(510)	$1,191	(70.0)%	(2.5)%	(0.8)%

The net gain on the sale or disposal of assets of $0.5 million for the three month period ended June 30, 2017 includes a $0.5 million gain from the sale of a former transmitter site in our Dallas, Texas market and a $16,000 net gain from the sale of assets associated with our print magazine segment that was partially offset with losses from various fixed asset disposals.

The net gain on the sale or disposal of assets of $1.7 million for the three month period ended June 30, 2016 includes a $1.9 million gain on the sale of our Miami tower site that was offset by a $0.2 million charge for leasehold improvements written off upon the relocation of our offices in Washington D.C. market and various fixed asset disposals.

Other Income (Expense)

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$2	$1	$(1)	(50.0)%	—%	—%
Interest Expense	(3,730)	(3,924)	(194)	5.2%	(5.5)%	(5.9)%
Change in the Fair Value of Interest Rate Swap	(423)	—	423	(100.0)%	(0.6)%	—%
Loss on Early Retirement of Long-Term Debt	(5)	(2,734)	(2,729)	54,580.0%	—%	(4.1)%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on the swap agreement for applicable periods prior to the termination of the swap agreement, non-cash interest accretion of deferred payments and contingent earn-out consideration associated with our acquisition activity.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was terminated on May 19, 2017.

Loss on early retirement of long-term debt reflects $0.6 million of the unamortized discount and $1.5 million of unamortized debt issuance costs associated with the payoff and termination of the Term Loan B on May 19, 2017, $0.1 million of unamortized debt issuance costs associated with the Revolver terminated on May 19, 2017, and a $0.6 million loss to exit and terminate our swap agreement on May 19, 2017.

Provision for Income Taxes

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$2,190	$690	$(1,500)	(68.5)%	3.2%	1.0%

In accordance with FASB ASC Topic 740, “Income Taxes,” our provision for income taxes decreased to $0.7 million for the three months ended June 30, 2017 compared to $2.2 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 35.2% for the three months ended June 30, 2017 compared to 39.5% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income

	Three Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$3,356	$1,272	$(2,084)	(62.1)%	5.0%	1.9%

We recognized net income of $1.3 million for the three month period ended June 30, 2017 compared to $3.4 million in the same period of the prior year. During this period, our net operating income decreased by $1.1 million due to a $1.7 million decrease in net revenues that was offset by a $0.6 million decrease in operating expenses. We also recognized a $0.4 million benefit based on the termination of our interest rate swap agreement and a $1.5 million decrease in the tax provision that was offset by a $0.2 million increase in interest expense and a $2.7 million increase in the loss on early retirement of long-term debt based on $258.0 million repayment of the Term Loan B and Revolver.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

The following factors affected our results of operations and cash flows for the six months ended June 30, 2017 as compared to the same period of the prior year:

Financing

•	On May 19, 2017, we closed on a private offering of $255.0 million aggregate principal amount of 6.75% senior secured notes due 2024 (the “Notes”) and concurrently entered into a five-year $30.0 million senior secured asset-based revolving credit facility, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans (“ABL Facility”) due May 19, 2022. The net proceeds from the offering of the Notes, together with borrowings under the ABL Facility, were used to repay outstanding borrowings, including accrued and unpaid interest, on our previously existing senior credit facilities consisting of a term loan (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”), and to pay fees and expenses incurred in connection with the Notes offering and the ABL Facility.

•	On February 28, 2017, we repaid $3.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $6,200 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $18,000 in unamortized debt issuance costs associated with the principal repayment.

•	On January 30, 2017, we repaid $2.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $4,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $12,000 in unamortized debt issuance costs associated with the principal repayment.

Acquisitions

•	On June 28, 2017, we closed on the acquisition of an FM translator construction permit in Festus, Missouri for $40,000 in cash. The FM translator will be relocated to the St. Louis, Missouri market for use by our KXFN-FM radio station.

•	On June 8, 2017, we acquired a Portuguese Bible mobile application for $85,000 in cash. We may pay up to an additional $20,000 in contingent earn-out consideration over the next twelve months based on the achievement of certain revenue benchmarks.

•	On March 15, 2017, we acquired the website prayers-for-special-help.com for $0.2 million in cash.

•	On March 14, 2017, we closed on the acquisition of an FM translator construction permit in Quartz Site, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KPRZ-AM radio station.

•	On March 1, 2017, we closed on the acquisition of an FM translator construction permit in Roseburg, Oregon for $45,000 in cash. The FM translator will be relocated to the Portland, Oregon market for use by our KPDQ-AM radio station.

•	On January 16, 2017, we closed on the acquisition of an FM translator in Astoria, Oregon for $33,000 in cash. The FM translator will be relocated to the Seattle, Washington market for use by our KGNW-AM radio station.

•	On January 6, 2017, we closed on the acquisition of an FM translator construction permit in Mohave Valley, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KCBQ-AM radio.

Net Broadcast Revenue

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$98,716	$97,055	$(1,661)	(1.7)%	74.6%	74.0%
Same Station Net Broadcast Revenue	$97,853	$96,527	$(1,326)	(1.4)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2016		2017
	(Dollars in thousands)
Block program time:
National	$24,456	24.8%	$24,425	25.2%
Local	18,014	18.2%	17,212	17.7%
	42,470	43.0%	41,637	42.9%
Broadcast Advertising:
National	6,424	6.5%	6,636	6.8%
Local	31,694	32.1%	29,024	29.9%
	38,118	38.6%	35,660	36.7%
Station Digital	3,302	3.4%	3,600	3.7%
Infomercials	1,216	1.2%	1,216	1.3%
Network	8,207	8.3%	8,640	8.9%
Other Revenue	5,403	5.5%	6,302	6.5%
Net Broadcast Revenue	$98,716	100.0%	$97,055	100.0%

The net decline in block programming revenue of $0.8 million includes a $0.7 million decline in local programming on our Christian Teaching and Talk stations, a $0.2 million decline in programs on our Business stations and a $0.4 million decline of revenue associated with the Louisville market LMA, offset by a $0.5 million increase programming on our News Talk stations. These declines, particularly at the local level, resulted from cancellations that we believe are due to increased competition from other broadcasters. There were no changes in programming rates as compared to the same period of the prior year, however they may be impacted in the future due to this increased competition.

Advertising revenue, net of agency commissions, decreased by $2.5 million including a $0.9 million decline in political advertising due to the timing of the election cycle, $0.9 million decline in advertising on our CCM stations, particularly in our Dallas market due to lower ratings and from higher competition for advertising sales from agencies, a $0.8 million decrease on our Christian Teaching and Talk stations. These declines resulted from increased competition from other broadcasters and agencies that reduce the number of advertisements placed that in turns creates lower demand and lower rates, particularly for unsold spots.

Digital revenue generated from our radio station and network websites increased $0.3 million, which reflects an increase in sales of licensed products through Salem Consumer Products. There were no changes in rates as compared to the same period of the prior year.

Infomercial revenue remained consistent with the same period of the prior year. We may continue to place programs that are categorized as infomercials.

Network revenue increased by $0.4 million, including a $0.2 million increase in advertising sales with our national talk shows that we believe is attributable to our increased exposure and media presence during the 2016 presidential debates and a $0.4 million increase from a revenue share agreement that was offset by a $0.2 million decline in political advertising revenue.

Other revenue increased $0.9 million due to a $0.6 million increase in listener purchase program revenue from a higher audience demand with respect to participation in sales incentives and discount programs and a $0.3 million increase in event revenue based on higher ticket sales and attendance at local events, such as concerts and speaking events.

On a Same Station basis, net broadcast revenue decreased $1.3 million, which reflects these items net of the impact of stations with acquisitions and format changes.

Net Digital Media Revenue

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$22,057	$21,552	$(505)	(2.3)%	16.7%	16.4%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Six Months Ended June 30,
	2016		2017
	(Dollars in thousands)
Digital Advertising, Net	$12,422	56.3%	$12,280	57.0%
Digital Streaming	2,257	10.2	2,264	10.5
Digital Subscriptions	2,989	13.6	3,120	14.5
Digital Downloads	3,007	13.6	2,694	12.5
e-commerce	1,199	5.5	1,013	4.7
Other Revenue	183	0.8	181	0.8
Net Digital Media Revenue	$22,057	100.0%	$21,552	100.0%

Digital advertising revenue, net of agency commissions, declined by $0.1 million on a consolidated basis. This decline was attributable to lower page views on our conservative opinion websites, primarily Townhall Media, as compared to the same period of the prior year due to the timing of the 2016 election. Page views for conservative opinion websites are typically higher during election years due to higher level of interest in content, both desktop and mobile. Changes in the Facebook newsfeed algorithm have negatively impacted the volume of our desktop page views. Page views from Facebook declined 18.3% as compared to the same period of the prior year. To offset declines in page views generated from Facebook, we have continued to develop and promote the use of mobile applications, particularly for our Christian mobile applications. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue.

Digital streaming revenue was consistent with the prior year with no changes in sales volume or rates.

Digital subscription revenue increased by $0.1 million due to higher distribution levels from our acquisitions of Retirement Watch and Turner Investment Products in 2016, as well as the launch of our start-up publication, Instant Income Trader, that were partially offset with declines in the number of subscribers to Skousen’s Fast Money Alert and 5 Star Trader newsletters. There were no changes in subscriber rates as compared to the same period of the prior year.

Digital download revenue declined by $0.3 million due to a lower volume of downloads generated as compared to the same period of the prior year. Of this decline, $0.2 million was attributable to WorshipHouseMedia.com and $0.1 million was attributable to SermonSpice.com. The decline in downloads of these third party produced videos are common throughout the industry as users become more adept at creating their own content. We believe that our sermon content is unique and valuable and that the number of downloads of our content will not be impacted as severely by user created content. There were no changes in rates charged to our customers for digital downloads as compared to the same period of the prior year.

E-commerce revenue declined by $0.2 million due to discounts offered on sales of Gene Smart’s inventory through our wellness website. The average price per unit declined by 15.2% while the number of products sold declined by 4.3%. Gene Smart inventory was discounted due to lower than expected sales in prior periods that resulted in perishable inventory on hand due to expiration dates associated with the nutritional supplements.

Net Publishing Revenue

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$11,581	$12,485	$904	7.8%	8.8%	9.5%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Six Months Ended June 30,
	2016		2017
	(Dollars in thousands)
Book Sales	$7,832	67.6%	$7,961	63.8%
Estimated Sales Returns & Allowances	(2,437)	(21.0)	(1,374)	(11.0)
E-Book Sales	957	8.3	842	6.7
Self-Publishing Fees	3,046	26.3	2,876	23.0
Print Magazine Subscriptions	760	6.5	605	4.9
Print Magazine Advertisements	454	3.9	422	3.4
Digital Advertising	366	3.2	439	3.5
Other Revenue	603	5.2	714	5.7
Net Publishing Revenue	$11,581	100.0%	$12,485	100.0%

On a consolidated basis, sales of print books increased by $0.1 million comprised of a $1.1 million decrease in sales of Regnery Publishing printed books due to the timing of release of best-selling books that was offset by a $1.2 million increase in book sales through Salem Author Services, our self-publishing operations of Xulon Press and Mill City Press. The $1.2 million increase in book sales generated from Salem Author Services included a $0.9 million increase from Mill City Press, which we acquired on August 1, 2016, and a $0.3 million increase in book sales from Xulon Press™. There were no changes in rates charged as compared to the same period of the prior year. Sales of Regnery Publishing books are directly attributable to the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book.

The $1.1 million decrease in estimated sales returns and allowances was due to the decrease in Regnery Publishing print books sales, a reduction to the historical average return rate for Regnery Political books and a reduction to the reserve for backlist titles.

Regnery Publishing e-book sales decreased $0.1 million due to a decrease in sales volume of 45.4% and a decrease of 8.0% in the average price per unit. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.2 million which included a $0.5 million increase in sales volume from Mill City Press, which we acquired in August 2016, and a $0.7 million decline in sales volume from Xulon Press™. There were no changes in fees charged to authors as compared to the same period of the prior year. We believe that our ability to cross-promote our self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

Declines in print magazine subscription and print magazine advertising revenue are due to the continual decline within this industry and our reduction in the number of publications. As of the May 2017 publications, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine. This decision was based on continual declines in the number of subscribers and a corresponding declines in advertising revenues based on reduced demand and reduced rates due to lower distribution levels. We continue to explore cost reductions in this segment.

Digital advertising revenue increased $0.1 million due to a higher volume of digital newsletters issued from Regnery Publishing’s Conservative Book Club. There were no changes in fees as compared to the same period of the prior year.

Other revenue consists of miscellaneous sources such as change fees, trailers and website revenues. The increase of $0.1 million was generated by Mill City Press that was acquired on August 1, 2016.

Broadcast Operating Expenses

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$72,021	$71,767	$(254)	(0.4)%	54.4%	54.7%
Same Station Broadcast Operating Expenses	$71,131	$71,026	$(105)	(0.1)%

Broadcast operating expenses declined by $0.3 million including a $0.5 million reduction in sales-based commissions and incentives consistent with lower revenues, a $0.7 million decline due to a favorable litigation matter, a $0.3 million decline in advertising expenses, and a $0.2 million decline in music license fees, that were offset by a $0.4 million increase in employee benefit costs, a $0.4 million increase in bad debt expense, a $0.2 million increase in non-cash stock-based compensation expense and a $0.4 million increase in payroll related costs associated with annual rate increases.

On a same-station basis, broadcast operating expenses decreased by $0.1 million. The decrease in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions and format changes of $0.5 million and $0.7 million associated with the Louisville market.

Digital Media Operating Expenses

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$17,643	$17,072	$(571)	(3.2)%	13.3%	13.0%

Digital media operating expenses declined by $0.6 million due to a $0.3 million reduction in advertising and promotion costs, a $0.2 million reduction in sales-based commissions and incentives, and a $0.2 million reduction in royalties that were offset by a $0.1 million increase in bad debt expenses.

Publishing Operating Expenses

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$11,931	$12,019	$88	0.7%	9.0%	9.2%

Publishing operating expenses were consistent in total with those of the same period of the prior year. Publishing operating expenses include a $0.2 million increase in advertising and promotional expenses, a $0.1 million increase in rent expense due to a new facility lease and a $0.1 million increase in employee benefit costs that were offset by a $0.2 million decline travel and entertainment expenses and a $0.1 million decline in professional service fees.

Publishing operating expenses reflect a $0.8 million increase in the cost of goods sold associated with book sales generated through Salem Author Services. The gross profit margin for our self-publishing entities decreased to 69% for the six months ended June 30, 2017 as compared to 73% for the same period of the prior year due to higher paper expenses. Cost of goods sold associated with book sales from Regnery Publishing decreased $0.7 million due to a decrease in the number of print books sold. The gross profit margin for Regnery Publishing was 49% for the six months ended June 30, 2017 as compared to 52% for the same period of the prior year. Regnery Publishing margins are impacted by the volume of e-book sales, which have a lower cost of goods sold due to the nature of delivery and do not have sales returns and allowances.

Unallocated Corporate Expenses

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$7,781	$8,950	$1,169	15.0%	5.9%	6.8%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The net increase of $1.2 million includes a $0.7 million non-cash stock-based compensation charge associated with restricted stock awards, a $0.3 million increase in net payroll related costs due to increased employee headcount and annual rate increases and a $0.1 million increase professional fees for legal and accounting services.

Impairment of Long-Lived Assets

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$700	$—	$(700)	(100.0)%	0.5%	—%

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. At that time we evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell and recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price at that time. In December 2012, after several purchase offers for the land were terminated, we obtained a third-party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land. While we continued to market the land for sale and had no intention to use the land in our operations, we had not received successful offers. Based on the amount of time that the land had been held for sale, we obtained a third-party valuation for the land as of June 2016. Based on this fair value appraisal, we recorded an additional $0.7 million impairment charge associated with the land during the three months ended June 30, 2016.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$19	$19	100.0%	—%	—%

We reviewed magazine mastheads for impairment at June 30, 2017 based on management’s plan to cease publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon issuance of the May 2017 issues. We have received purchase offers from third parties interested in acquiring the rights to continue publishing Preaching Magazine™, but we have not closed on or agreed to final terms. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads.

Depreciation Expense

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$5,974	$6,089	$115	1.9%	4.5%	4.6%

Depreciation expense increased $0.1 million compared to the same period of the prior year. The increase reflects the impact of recent capital expenditures associated with computer software, data processing and office equipment that have shorter estimated useful lives than towers and broadcast assets. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,332	$2,285	$(47)	(2.0)%	1.8%	1.7%

There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups. The amortization expense reflects the impact of subscriber base and customer lists and contracts acquired with Eagle Publishing and customer lists and contracts acquired with WorshipHouseMedia.com that were fully amortized as of June 30, 2017, compared to generating amortization expense of $0.5 million during the prior year that were offset with the $0.5 million amortization of intangible assets acquired related to 2016 acquisitions of Cycle Prophet in September 2016 and Mill City Press in September 2016.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(262)	$(42)	$220	(84.0)%	(0.2)%	—%

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

During the three month period ended June 30, 2017, we decreased the estimated fair value of our contingent earn-out liabilities by $42,000 compared to a net decrease of $262,000 during the same period of the prior year. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our Condensed Consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Net Gain on the Sale or Disposal of Assets

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Gain on the Sale or Disposal of assets	$(1,551)	$(505)	$1,046	(67.4)%	(1.2)%	(0.4)%

The net gain on the sale or disposal of assets of $0.5 million for the six month period ended June 30, 2017 includes a $0.5 million gain from the sale of a former transmitter site in our Dallas, Texas market and a $16,000 net gain from disposals within our print magazine segment that was offset with losses from various fixed asset disposals.

The net gain on the sale or disposal of assets of $1.6 million for the six month period ended June 30, 2016 includes a $1.9 million gain on the sale of our Miami tower site offset by a $0.4 million charge associated with the relocation of our offices in the Washington D.C. market and various losses from fixed asset disposals.

Other Income (Expense)

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$3	$2	$(1)	(33.3)%	—%	—%
Interest Expense	(7,526)	(7,354)	172	(2.6)%	(5.7)%	(5.6)%
Change in the Fair Value of Interest Rate Swap	(2,181)	357	2,538	(116.4)%	(1.6)%	0.3%
Loss on Early Retirement of Long-Term Debt	(14)	(2,775)	(2,761)	19,721.4%	—%	(2.1)%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on the swap agreement for applicable periods prior to the termination of the swap agreement, non-cash interest accretion of deferred payments and contingent earn-out consideration associated with our acquisition activity.

The change in the fair value of interest rate swap reflects the mark-to-market fair value adjustment of the interest rate swap agreement that was terminated on May 19, 2017.

Loss on early retirement of long-term debt reflects $0.6 million of the unamortized discount and $1.5 million of unamortized debt issuance costs associated with the payoff and termination of the Term Loan B on May 19, 2017, $0.1 million of unamortized debt issuance costs associated with the Revolver terminated on May 19, 2017, and a $0.6 million loss to exit and terminate our swap agreement on May 19, 2017, as well as $41,000 of the unamortized discount and unamortized debt issuance costs associated with prior principal redemptions of the Term Loan B.

Provision for Income Taxes

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$2,358	$1,336	$(1,022)	(43.3)%	1.8%	1.0%

In accordance with FASB ASC Topic 740, “Income Taxes,” our provision for income taxes decreased to $1.3 million for the six months ended June 30, 2017 compared to $2.4 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 36.4% for the six months ended June 30, 2017 compared to 38.9% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income

	Six Months Ended June 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$3,709	$2,332	$(1,377)	(37.1)%	2.8%	1.8%

We recognized net income of $2.3 million for the six month period ended June 30, 2017 compared to $3.7 million in the same period of the prior year. The $1.4 million decline included a $2.4 million decline in net operating income and a $2.8 million loss on the early retirement of long-term debt that was partially offset by the $2.5 million favorable impact of the change in fair value of our interest rate swap, a $0.2 million decline in interest expense, and a $1.0 million decrease in our provision for income taxes.

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

We define EBITDA as net income before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA before net gains or losses on the sale or disposal of assets, before changes in the estimated fair value of contingent earn-out consideration, before gains on bargain purchases, before the change in fair value of interest rate swaps, before impairments, before net miscellaneous income and expenses, before loss on early retirement of long-term debt, before (gain) loss from discontinued operations and before non-cash compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP and should be viewed as a supplement to and not a substitute for or superior to our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

In the tables below, we present a reconciliation of net broadcast revenue, the most comparable GAAP measure, to Same Station net broadcast revenue, and broadcast operating expenses, the most comparable GAAP measure to Same Station broadcast operating expense. We show our calculation of Station Operating Income and Same Station Operating Income, which is reconciled from net income, the most comparable GAAP measure and our calculation of Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP measures are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$49,971	$49,251	$98,716	$97,055
Net broadcast revenue – acquisitions	—	(180)	—	(340)
Net broadcast revenue – dispositions	(403)	(44)	(805)	(86)
Net broadcast revenue – format change	(26)	(59)	(58)	(102)
Same Station net broadcast revenue	$49,542	$48,968	$97,853	$96,527

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$35,871	$35,931	$72,021	$71,767
Broadcast operating expenses – acquisitions	—	(258)	—	(533)
Broadcast operating expenses – dispositions	(402)	(24)	(802)	(102)
Broadcast operating expenses – format change	(43)	(53)	(88)	(106)
Same Station broadcast operating expenses	$35,426	$35,596	$71,131	$71,026

Reconciliation of Station Operating Income to Same Station Operating Income
Station Operating Income	$14,100	$13,320	$26,695	$25,288
Station operating (income) loss – acquisitions	—	78	—	193
Station operating (income) loss – dispositions	(1)	(20)	(3)	16
Station operating (income) loss – format change	17	(6)	30	4
Same Station – Station Operating Income	$14,116	$13,372	$26,722	$25,501

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$49,971	$49,251	$98,716	$97,055
Less broadcast operating expenses	(35,871)	(35,931)	(72,021)	(71,767)
Station Operating Income	$14,100	$13,320	$26,695	$25,288

Net digital media revenue	$11,047	$10,866	$22,057	$21,552
Less digital media operating expenses	(8,619)	(8,370)	(17,643)	(17,072)
Digital Media Operating Income	$2,428	$2,496	$4,414	$4,480

Net publishing revenue	$6,761	$5,995	$11,581	$12,485
Less publishing operating expenses	(6,983)	(5,668)	(11,931)	(12,019)
Publishing Operating Income (Loss)	$(222)	$327	$(350)	$466

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Reconciliation of Net Income to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income	$3,356	$1,272	$3,709	$2,332
Plus provision for income taxes	2,190	690	2,358	1,336
Plus loss on early retirement of long-term debt	5	2,734	14	2,775
Plus change in fair value of interest rate swap	423	―	2,181	(357)
Plus interest expense, net of capitalized interest	3,730	3,924	7,526	7,354
Less interest income	(2)	(1)	(3)	(2)
Net operating income	$9,702	$8,619	$15,785	$13,438
Less net gain on the sale or disposal of assets	(1,701)	(510)	(1,551)	(505)
Less change in the estimated fair value of contingent earn-out consideration	(134)	(43)	(262)	(42)
Plus impairment of long-lived assets	700	―	700	―
Plus impairment of indefinite-lived long-term assets other than goodwill	―	―	―	19
Plus depreciation and amortization	4,171	4,252	8,306	8,374
Plus unallocated corporate expenses	3,568	3,825	7,781	8,950
Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$16,306	$16,143	$30,759	$30,234

Station Operating Income	$14,100	$13,320	$26,695	$25,288
Digital Media Operating Income	2,428	2,496	4,414	4,480
Publishing Operating Income (Loss)	(222)	327	(350)	466
	$16,306	$16,143	$30,759	$30,234

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income	$3,356	$1,272	$3,709	$2,332
Plus interest expense, net of capitalized interest	3,730	3,924	7,526	7,354
Plus provision for income taxes	2,190	690	2,358	1,336
Plus depreciation and amortization	4,171	4,252	8,306	8,374
Less interest income	(2)	(1)	(3)	(2)
EBITDA	$13,445	$10,137	$21,896	$19,394
Less net gain on the sale or disposal of assets	(1,701)	(510)	(1,551)	(505)
Less change in the estimated fair value of contingent earn-out consideration	(134)	(43)	(262)	(42)
Plus impairment of long-lived assets	700	―	700	―
Plus impairment of indefinite-lived long-term assets other than goodwill	―	―	―	19
Plus changes the fair value of interest rate swap	423	―	2,181	(357)
Plus net miscellaneous income and expenses	―	―	―	―
Plus loss on early retirement of long-term debt	5	2,734	14	2,775
Plus non-cash stock-based compensation	125	44	324	1,425
Adjusted EBITDA	$12,863	$12,362	$23,302	$22,709

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

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

We have accounted for acquisitions for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. Approximately 72% of our total assets at June 30, 2017, consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

Our analysis includes the following events and circumstances that could affect the estimated fair value of indefinite-lived intangible assets, presented in the order of what we believe to be the strongest to weakest indicators of impairment:

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

Sensitivity of Key Broadcasting Licenses and Goodwill Assumptions

When estimating the fair value of our broadcasting licenses and goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. We prepare a sensitivity analysis of these assumptions and the hypothetical non-cash impairment charge that would have resulted if our estimated long-term revenue growth rates and estimated discount rates were increased.

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

We recorded a net decrease to our estimated contingent earn-out liabilities of $42,000 for the six months ended June 30, 2017 and net decrease of $262,000 during the same period of the prior year. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter advertising revenue included in broadcast revenue for the three and six month periods ended June 30, 2017 was approximately $1.2 million and $2.5 million, respectively, and $1.4 million and $2.5 million for the three and six month periods ended June 30, 2016, respectively. Barter expenses included in broadcast operating expense for the three and six month periods ended June 30, 2017 was approximately $1.1 million and $2.3 million, respectively, and $1.4 million and $2.4 million for the three and six month periods ended June 30, 2016, respectively. Barter advertising revenue included in digital media revenue for the three and six month periods ended June 30, 2017 was approximately $15,000 and $40,000, respectively, and $20,000 and $22,000 for the three and six month periods ended June 30, 2016, respectively. Barter expenses included in digital media operating expense for the three and six month periods ended June 30, 2017 was approximately $8,000 and $0.1 million, respectively, and $0 and $6,500 for the three and six month periods ended June 30, 2016, respectively.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.8 million at June 30, 2017 and December 31, 2016. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

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

For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of June 30, 2017 and December 31, 2016 to offset $4.2 million of the deferred tax assets related to the state net operating loss carryforwards and $0.3 million associated with asset impairments.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the six month period ended June 30, 2017, we did not recognize liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at June 30, 2017. Our evaluation was performed for all tax years that remain subject to examination, which range from 2012 through 2015. There are currently no tax examinations in process.

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

Our cash and cash equivalents decreased to $19,000 as of June 30, 2017 as compared to $0.1 million at December 31, 2016. Working capital decreased $17.4 million to negative working capital of $1.0 million at June 30, 2017 compared to $16.4 million at December 31, 2016 due to a $9.4 million change in current deferred income tax assets upon adoption of ASU 2015-17, a $3.7 million decrease in net trade accounts receivable and a $9.5 million increase in the current portion of long-term debt offset by a $5.7 million decrease in accounts payable and accrued expenses including accrued compensation and related expenses.

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

Net cash provided by operating activities during the six month period ended June 30, 2017 decreased by $3.1 million to $16.6 million compared to $19.7 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Net operating income decreased to $2.3 million compared to $3.7 million for the same period of the prior year;
•	Net accounts receivable decreased $3.7 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 56 days at June 30, 2017 compared to 62 days for the same period of the prior year;
•	Net accounts payable and accrued expenses decreased $5.7 million to $14.8 million for the six month period ended June 30, 2017 compared to a decrease of $0.1 million to $16.4 million for the same period of the prior year; and
•	Net inventories on hand increased $0.2 million to $0.9 million at June 30, 2017 compared to remaining constant at June 30, 2016.

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

We plan to fund future purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities. These transactions include an option to acquire radio station KHTE-FM, Little Rock, Arkansas, for $1.2 million in cash during the TBA period under which we are programming the station. The 36 month TBA began on April 1, 2015, and contains an option to extend to 48 months.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $8.9 million during the remainder of 2017.

Net cash used in investing activities during the six month period ended June 30, 2017 decreased $2.1 million to $5.0 million compared to $7.1 million during the same period of the prior year. The decrease in cash used for investing activities includes:

•	Cash paid for acquisitions decreased $3.1 million to $0.4 million compared to $3.5 million during the same period of the prior year;
•	Cash paid for capital expenditures decreased $0.3 million to $4.8 million compared to $5.1 million during the same period of the prior year; and
•	Capital expenditures for leasehold improvements that are reimbursable as tenant improvement allowances decreased $0.4 million to $0.1 million compared to $0.5 million during the same period of the prior year.

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

We believe that cash payments for deferred installments and contingent earn-out consideration that were entered contemporaneously with an acquisition are appropriately recorded as financing activities. These payments are similar to seller financing arrangements in that cash payments are typically due one to three years after the acquisition date. We referred to guidance in FASB ASC Topic 230-10-45-13 (c) which states that only advance payments, down payments, or other amounts paid at the time of purchase or soon before or after a purchase of property, plant and equipment and other productive assets are investing cash outflows. The guidance clarifies that incurring directly related debt to the seller is a financing transaction and that subsequent payments of that debt are financing cash outflows. This is consistent with the guidance in FASB ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows issued in August 2016. During the six month period ended June 30, 2017, we paid $14,000 in cash for contingent earn-out consideration due under acquisition agreements and $0.2 million in cash for the deferred installments.

On May 19, 2017, we closed on a private offering of the Notes and concurrently entered into the ABL Facility. The net proceeds from the offering of the Notes, together with borrowings under the ABL Facility, were used to repay outstanding borrowings, including accrued and unpaid interest, on our previously existing senior credit facilities consisting of the Term Loan B and the Revolver, and to pay fees and expenses incurred in connection with the Notes offering and the ABL Facility.

During the six month period ended June 30, 2017, the principal balances outstanding under our previous credit facilities ranged from $258.0 million to $263.5 million. During the six month period ended June 30, 2017, the principal balances outstanding under the Notes and ABL Facility ranged from $10.0 million to $13.8 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.8 million in 2017. However, the actual declaration of dividends and equity distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and depend upon future earnings, cash flows, financial and legal requirements, and other factors. The current policy of the Board of Directors is to review each of these factors on a quarterly basis to determine the appropriate amount, if any, to allocate toward a cash distribution. In recent years, distributions have been approximately 20% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest. Adjusted EBITDA is a non-GAAP financial measure defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Future distributions, if any, are likely to be approximately 30% of Adjusted EBITDA less cash paid for capital expenditures, less cash paid for income taxes, and less cash paid for interest.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash used in financing activities during the six month period ended June 30, 2017 decreased by $1.0 million to $11.7 million from $12.7 million during the same period of the prior year. The decrease in cash used for financing activities includes:

•	We made repayments on the Term Loan B of $5.0 million as compared to $2.8 million of principal during the same period of the prior year;
•	We paid the remaining principal balance outstanding on the Term Loan B of $258.0 million and terminated the Term Loan B;
•	We paid the remaining principal outstanding on the Revolver and terminated the related credit agreement;
•	We issued the 6.75% Senior Secured Notes and received gross proceeds of $255.0 million upon issuance;
•	We entered into the ABL Facility for $30.0 million and borrowed $13.6 million of proceeds thereunder;
•	We subsequently repaid $3.8 million on the ABL Facility;
•	We paid $0.2 million of cash against deferred installments due under our purchase agreements during the six month period ended June 30, 2017 compared to $3.1 million during the same period of the prior year;
•	We paid $14,000 of cash due for amounts earned under the contingent earn-out provision of our purchase agreements during the six month period ended June 30, 2017 compared to $0.1 million during the same period of the prior year;
•	The book overdraft use decreased $0.7 million to $2.8 million source as of the period ended June 30, 2017 compared to a $2.1 million for the same period of the prior year; and
•	We paid cash equity distributions of $3.4 million on our Class A and Class B common stock compared to $3.3 million for the same period of the prior year.

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

6.75% Senior Secured Notes

On May 19, 2017, we issued in a private placement the Notes, which were guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless earlier redeemed or repurchased. Interest accrues on the Notes from May 19, 2017 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2017.

The Notes and the ABL Facility are secured by liens on substantially all of our and the Subsidiary Guarantors’ assets, other than certain excluded assets. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantor’s accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”). The Notes are secured by a first-priority lien on substantially all other assets of ours and the Subsidiary Guarantors (the “Notes Priority Collateral”). There is no direct lien on our Federal Communications Commission (“FCC”) licenses to the extent prohibited by law or regulation.

We may redeem the Notes, in whole or in part, at any time on or after June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, we may redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes before June 1, 2020 with the net cash proceeds from certain equity offerings at a redemption price of 106.75% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the Notes per twelve month period before June 1, 2020 at a redemption price of 103% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date.

The indenture relating to the Notes (the “Indenture”) contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets.

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (vii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default.

We are required to pay $17.2 million per year in interest on the Notes. As of June 30, 2017, accrued interest on the Notes was $2.0 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and six month periods ended June 30, 2017, $0.1 million of debt issuance costs associated with the Notes were recognized as interest expense.

Asset-Based Revolving Credit Facility

On May 19, 2017, the Company also entered into the ABL Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us, as a borrower, our subsidiaries party thereto, as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay the Prior Facility and related fees and expenses. Going forward, the proceeds of the ABL Facility will be used to provide ongoing working capital and for other general corporate purposes (including permitted acquisitions).

The ABL Facility is a five-year $30.0 million revolving credit facility due May 19, 2022, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue at a rate equal to a base rate or LIBOR rate plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance of 0.25% to 0.375% per year.

The ABL Facility is secured by a first-priority lien on the ABL Priority Collateral and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

The ABL Facility is secured by a first-priority lien on the ABL Priority Collateral and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of the borrowers and their subsidiaries (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens, (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all assets to a third party, except as permitted thereby; (viii) to prepay indebtedness; and (ix) to pay dividends.

The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral.

We incurred debt issue costs of $0.3 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and six month periods ended June 30, 2017, $12,000 of debt issue costs associated with the Notes were recognized as interest expense. At June 30, 2017, the blended interest rate on amounts outstanding under the ABL Facility was 2.97%.

We report outstanding balances on the ABL Facility as short-term regardless of the maturity date based on use of the ABL Facility to fund ordinary and customary operating cash needs with frequent repayments. We believe that our borrowing capacity under the ABL Facility allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three months ended June 30, 2017 and 2016, approximately $26,000 and $52,000, respectively, of the discount associated with the Term Loan B was recognized as interest expense. For each of the six months ended June 30, 2017 and 2016, approximately $74,000 and $104,000, respectively, of the discount associated with the Term Loan B was recognized as interest expense.

The Term Loan B had a term of seven years, maturing in March 2020. On May 19, 2017, we used the net proceeds of the Notes and a portion of the ABL Facility to fully repay amounts outstanding under the Term Loan B of $258.0 million and of the Revolver of $4.1 million. We recorded a loss on the early retirement of long-term debt of $2.1 million, which included $1.5 million of unamortized debt issuance costs on the Term Loan B and the Revolver and $0.6 million of unamortized discount on the Term Loan B.

The following payments or prepayments of the Term Loan B were made during the year ended December 31, 2016 and through the date of the termination, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
May 19, 2017	$258,000	$550
February 28, 2017	3,000	6
January 30, 2017	2,000	5
December 30, 2016	5,000	12
November 30, 2016	1,000	3
September 30, 2016	1,500	4
September 30, 2016	750	—
June 30, 2016	441	1
June 30, 2016	750	—
March 31, 2016	750	—
March 17, 2016	809	2

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For each of the three months ended June 30, 2017 and 2016, approximately $71,000 and $141,000, respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense. For each of the six months ended June 30, 2017 and 2016, approximately $203,000 and $283,000 respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For each of the three months ended June 30, 2017 and 2016, we recorded amortization of deferred financing costs of approximately $9,000 and $17,000. For each of the six months ended June 30, 2017 and 2016, we recorded amortization of deferred financing costs of approximately $26,000 and $35,000.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2016		As of June 30, 2017
	(Dollars in thousands)
6.75% Senior Secured Notes	$	−	$255,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%		−	(6,199)
6.75% Senior Secured Notes net carrying value		−	248,801
Asset-Based Revolving Credit Facility principal outstanding		−	10,000
Term Loan B principal amount		263,000	−
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%		(2,371)	−
Term Loan B net carrying value		260,629	−
Revolver principal outstanding		477	−
Capital leases and other loans		568	521
Long-term debt and capital lease obligations less unamortized debt issuance costs		261,674	259,322
Less current portion		(590)	(10,116)
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion		$261,084	$249,206

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2017:

•	Outstanding borrowings of $10.0 million under the ABL Facility, with interest payments due at LIBOR plus 1.5% to 2.0% per annum;

•	$255.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75% ; and

•	Commitment fee of 0.25% to 0.375% on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2016 and June 30, 2017 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2017 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2018	$10,116
2019	106
2020	107
2021	117
2022	75
Thereafter	255,000
$265,521

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

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. During our annual testing in the fourth quarter of 2016, we recognized impairment charges of $7.0 million including a $6.5 million impairment of broadcast licenses and $0.5 million impairment of mastheads. Broadcast licenses were deemed to be impaired in four of the twenty five markets tested. Impairments were recorded in our Cleveland, Dallas, Detroit and Portland market clusters due to an increase in the risk-adjusted discount rate or Weighted Average Cost of Capital (“WACC”). Mastheads were deemed to be impaired due to further reductions in projected net revenues and increases in the WACC. We continue to evaluate our print magazine business due to recurring declines in operating results and projected revenues. Due to operating results during the three month period ended March 31, 2017 that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon issuance of the May 2017 publication. We have received purchase offers from third parties interested in acquiring the rights to continue publishing Preaching Magazine™, but we have not closed on or agreed to final terms of the sale.

Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads.

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

While the impairment charges we have recognized are non-cash in nature and did not violate the covenants on the then existing Revolver and Term Loan B, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the potential for an economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on the Term Loan B. Payments on the swap were due on a quarterly basis with a LIBOR floor of 0.625%. The swap was to expire on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value were recognized in the current period statement of operations rather than through other comprehensive income. On May 19, 2017, we paid $0.8 million to terminate the interest rate swap.

	As of December 31, 2016	As of June 30, 2017
	(Dollars in thousands)
Fair value of interest rate swap	$514	$—

On May 19, 2017, we entered into a new senior credit facility, which is an asset-based revolving credit facility (“ABL Facility”). The ABL Facility is a five-year $30.0 million (subject to borrowing base) revolving credit facility maturing on May 19, 2022. Amounts outstanding under the ABL Facility bear interest at a rate based on LIBOR plus a spread of 1.50% to 2.0% per annum based on a pricing grid depending on the average available amount for the most recently ended quarter or at the Base Rate (as defined in the Credit Agreement) plus a spread of 0.50% to 1.0% per annum based on a pricing grid depending on the average available amount for the most recently ended quarter. Additionally, we pay a commitment fee on the unused balance of 0.25% to 0.38% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then re-borrowed at our discretion without penalty or premium.

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

There was no change in our internal control over financial reporting during the three month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) a description of certain risks and uncertainties that could affect our business, future performance or financial condition, which was updated or supplemented by risk factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (collectively, the “Risk Factors”). Except to the extent the Risk Factors have been updated or supplemented as provided below, the Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors, as updated and supplemented, prior to making an investment decision with respect to our stock. Except to the extent provided below, there are no material changes from the Risk Factors disclosed in the 2016 Annual Report and the Form 10-Q for the quarter ended March 31, 2017.

RISKS ASSOCIATED WITH OUR SUBSTANTIAL INDEBTEDNESS

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under such debt.

At June 30, 2017, we and our subsidiary guarantors have approximately $265.5 million aggregate principal amount of outstanding indebtedness, all of which is senior debt comprised of an aggregate principal amount of $255.0 million of the Notes and approximately $10.0 million under the ABL Facility effectively ranking senior to the Notes to the extent of the ABL Priority Collateral securing such debt. In addition, the terms of the ABL Facility and the Indenture governing the Notes permit us to incur additional indebtedness, including up to approximately $19.9 million that would be available under the ABL Facility, subject to our ability to meet certain borrowing conditions.

Our substantial debt may have important consequences. For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the Notes, as well as the ABL Facility;
•	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures, acquisitions and payment of dividends;
•	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and
•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

The agreements governing our debt obligations, including the Indenture governing the Notes and the agreements governing the ABL Facility, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•	incur additional debt;
•	declare or pay dividends, redeem stock or make other equity distributions to stockholders;
•	make investments;
•	create liens or use assets as security in other transactions;
•	merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of our assets;
•	engage in transactions with affiliates; and
•	sell or transfer assets.

The ABL Facility also requires us to comply with a number of financial ratios, borrowing base requirements and covenants and restricts our ability to make certain capital expenditures.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the Indenture governing the Notes or the ABL Facility. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the ABL Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, which could, in turn, trigger defaults under other debt obligations and the commitments of the lenders to make further extensions of credit under the ABL Facility could be terminated. If we were unable to repay debt to our lenders, or are otherwise in default under any provision governing our secured debt obligations, our secured lenders could proceed against us and our subsidiary guarantors and against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on the Notes and repay the principal amount of or repurchase the Notes or may cause or subsidiary guarantors to be unable to make payments under the guarantees.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, and to refinance, our indebtedness and to fund capital expenditures, will depend on our ability to generate cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations, and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the ABL Facility and the Notes, on commercially reasonable terms, or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of the ABL Facility and the Indenture governing the Notes limit our ability to sell assets and also restrict the use of proceeds from such a sale. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

If we are not able to obtain financing or generate sufficient cash flows from operations, we may be unable to fund future acquisitions.

We may require significant financing to fund our acquisition strategy, which may not be available to us. The availability of funds under the ABL Facility at any time will depend upon, among other factors, our ability to satisfy financial covenants and borrowing base requirements. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot make any assurances that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material negative impact on our business and results of operations.

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

SALEM MEDIA GROUP, INC.
August 7, 2017
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 7, 2017
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
4.1	Indenture, dated as of May 19, 2017, by and among the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent.	8-K	000-26497	05/23/2017	4.1
4.2	Form of 6.750% Senior Secured Note due 2024.	8-K	000-26497	05/23/2017	4.2
4.3	Security Agreement, dated as of May 19, 2017, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent.	8-K	000-26497	05/23/2017	4.3
10.1	Lease Agreement dated May 8, 2017 between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Edward G. Atsinger III, not individually but as sole trustee of the Atsinger Family Trust /u/a dated October 31, 1980, as amended, and Stuart W, Epperson, not individually but solely as trustee of the Stuart W. Epperson Revocable Living Trust /u/a dated January 14, 1993, as amended.	8-K	000-26497	05/10/2017	10.1
10.2	Intercreditor Agreement, dated as of May 19, 2017, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent.	8-K	000-26497	05/23/2017	10.1

10.3	Credit Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., as parent and a borrower, the subsidiaries party thereto, as borrowers, Wells Fargo Bank National Association, as administrative agent, Wells Fargo Bank, National Association, as lead arranger, and the lenders that are parties thereto.	8-K	000-26497	05/23/2017	10.2
10.4	Guaranty and Security Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiaries party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	000-26497	05/23/2017	10.3
10.5	Purchase Agreement, dated May 11, 2017, by and between Salem Media Group, Inc., the subsidiaries party thereto, Wells Fargo Securities, LLC, Barclays Capital Inc. and Noble Capital Markets, Inc.	-	-	-	-	X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10Q for the three and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

