Form 10-Q
period 2017-09-30
SALEM MEDIA GROUP, INC. /DE/
filed 2017-11-08
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 3, 2017
Common Stock, $0.01 par value per share	20,609,551 shares

Class B	Outstanding at November 3, 2017
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2016 (Note 1)	September 30, 2017 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130	$4
Trade accounts receivable (net of allowances of $10,420 in 2016 and $10,627 in 2017)	37,260	35,862
Other receivables (net of allowances of $260 in 2016 and $145 in 2017 )	751	990
Inventories (net of reserves of $2,226 in 2016 and $1,611 in 2017)	670	809
Prepaid expenses	6,287	7,288
Deferred income taxes - current	9,411	—
Total current assets	54,509	44,953
Notes receivable (net of allowance of $564 in 2016 and $794 in 2017)	65	92
Land held for sale	1,000	1,000
Property and equipment (net of accumulated depreciation of $156,024 in 2016 and $161,848 in 2017)	102,790	102,203
Broadcast licenses	388,517	388,720
Goodwill	25,613	26,436
Other indefinite-lived intangible assets	332	313
Amortizable intangible assets (net of accumulated amortization of $44,488 in 2016 and $46,007 in 2017)	14,408	14,276
Deferred financing costs	82	549
Deferred income taxes – non-current	—	1,877
Other assets	2,952	3,205
Total assets	$590,268	$583,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,968	$3,721
Accrued expenses	15,658	12,427
Accrued compensation and related expenses	8,133	9,865
Accrued interest	77	6,481
Current portion of deferred revenue	9,491	10,835
Income taxes payable	223	174
Current portion of long-term debt and capital lease obligations	590	6,741
Total current liabilities	39,140	50,244
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	261,084	249,375
Fair value of interest rate swap	514	—
Deferred income taxes	60,769	54,644
Deferred rent expense	9,596	9,633
Deferred revenue less current portion	5,252	6,427
Other long-term liabilities	67	64
Total liabilities	376,422	370,387
Commitments and contingencies (Note 18)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,593,130 and 22,927,201 issued and 20,275,480 and 20,609,551 outstanding at December 31, 2016 and September 30, 2017, respectively	226	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2016 and September 30, 2017	56	56
Additional paid-in capital	243,607	245,800
Accumulated earnings	3,963	1,160
Treasury stock, at cost (2,317,650 shares at December 31, 2016 and September 30, 2017)	(34,006)	(34,006)
Total stockholders’ equity	213,846	213,237
Total liabilities and stockholders’ equity	$590,268	$583,624

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net broadcast revenue	$51,052	$48,424	$149,768	$145,479
Net digital media revenue	11,999	10,446	34,056	31,998
Net publishing revenue	8,221	6,563	19,802	19,048
Total net revenue	71,272	65,433	203,626	196,525
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $412 and $431 for the three months ended September 30, 2016 and 2017, respectively, and $1,231 and $1,284 for the nine months ended September 30, 2016 and 2017, respectively, paid to related parties)	37,434	37,040	109,455	108,807
Digital media operating expenses, exclusive of depreciation and amortization shown below	9,172	8,169	26,815	25,241
Publishing operating expenses, exclusive of depreciation and amortization shown below	8,020	6,686	19,951	18,705
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $147 and $98 for the three months ended September 30, 2016 and 2017, respectively, and $254 and $218 for the nine months ended September 30, 2016 and 2017, respectively, paid to related parties)	4,147	4,233	11,928	13,183
Depreciation	2,976	3,082	8,950	9,171
Amortization	1,341	1,135	3,673	3,420
Change in the estimated fair value of contingent earn-out consideration	(196)	(12)	(458)	(54)
Impairment of long-lived assets	—	—	700	—
Impairment of indefinite-lived long-term assets other than goodwill	—	—	—	19
Net (gain) loss on the sale or disposal of assets	(457)	95	(2,008)	(410)
Total operating expenses	62,437	60,428	179,006	178,082
Operating income	8,835	5,005	24,620	18,443
Other income (expense):
Interest income	1	1	4	3
Interest expense	(3,726)	(4,802)	(11,252)	(12,156)
Change in the fair value of interest rate swap	856	—	(1,325)	357
Loss on early retirement of long-term debt	(18)	—	(32)	(2,775)
Net miscellaneous income and (expenses)	7	(80)	7	(80)
Net income before income taxes	5,955	124	12,022	3,792
Provision for income taxes	3,763	170	6,121	1,506
Net income (loss)	$2,192	$(46)	$5,901	$2,286

Basic earnings (loss) per share data:
Basic earnings (loss) per share	$0.08	$—	$0.23	$0.09
Diluted earnings (loss) per share data:
Diluted earnings (loss) per share	$0.08	$—	$0.23	$0.09
Distributions per share	$0.07	$0.07	$0.20	$0.20
Basic weighted average shares outstanding	25,815,242	26,144,796	25,617,307	26,036,333
Diluted weighted average shares outstanding	26,183,182	26,144,796	26,012,930	26,454,923

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2017
OPERATING ACTIVITIES
Net income	$5,901	$2,286
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	458	1,693
Tax benefit related to stock options exercised	264	—
Depreciation and amortization	12,623	12,591
Amortization of deferred financing costs	475	645
Accretion of financing items	155	74
Accretion of acquisition-related deferred payments and contingent consideration	55	32
Provision for bad debts	688	1,548
Deferred income taxes	5,684	1,409
Change in the fair value of interest rate swap	1,325	(357)
Change in the estimated fair value of contingent earn-out consideration	(458)	(54)
Impairment of long-lived assets	700	—
Impairment of indefinite-lived long-term assets other than goodwill	—	19
Loss on early retirement of long-term debt	32	2,775
Net gain on the sale or disposal of assets	(2,008)	(410)
Changes in operating assets and liabilities:
Accounts receivable	4,380	(463)
Inventories	147	(139)
Prepaid expenses and other current assets	(718)	(1,001)
Accounts payable and accrued expenses	(39)	4,879
Deferred rent	1,183	3
Deferred revenue	(4,444)	(310)
Other liabilities	—	(3)
Income taxes payable	106	(49)
Net cash provided by operating activities	26,509	25,168
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(7,240)	(6,800)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(486)	(50)
Escrow deposits related to acquisitions	(228)	(30)
Purchases of broadcast assets and radio stations	(718)	(1,662)
Purchases of digital media businesses and assets	(3,153)	(1,690)
Purchases of publishing businesses assets	(3,318)	—
Proceeds from sale of broadcast assets	3,147	602
Other	(398)	(224)
Net cash used in investing activities	(12,394)	(9,854)
FINANCING ACTIVITIES
Payments under Term Loan B	(5,000)	(263,000)
Proceeds from borrowings under Revolver and ABL Facility	35,601	60,133
Payments on Revolver and ABL Facility	(37,837)	(53,980)
Payment of interest rate swap	—	(783)
Proceeds from bond offering	—	255,000
Payment of debt issuance costs	—	(6,837)
Payments of acquisition-related contingent earn-out consideration	(99)	(14)
Payments of deferred installments due from acquisition activity	(3,421)	(225)
Proceeds from the exercise of stock options	969	501
Payments of capital lease obligations	(80)	(93)
Payment of cash distributions on common stock	(5,000)	(5,089)
Book overdraft	734	(1,053)
Net cash used in financing activities	(14,133)	(15,440)
Net decrease in cash and cash equivalents	(18)	(126)
Cash and cash equivalents at beginning of year	98	130
Cash and cash equivalents at end of period	$80	$4

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$10,644	$4,962
Cash paid for income taxes	$67	$128
Other supplemental disclosures of cash flow information:
Barter revenue	$3,886	$4,152
Barter expense	$3,734	$4,012
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$486	$50
Current value of deferred cash payments (short-term)	$1,566	$—
Net assets and liabilities assumed non-cash acquisition	—	2,852
Assets acquired under capital leases	$—	$16
Debt issuance costs accrued	$—	$132

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

Information with respect to the three and nine months ended September 30, 2017 and 2016 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2016. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

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

Our publishing operating segment is comprised of three businesses: (1) Regnery Publishing, a traditional book publisher that has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D’Souza; (2) Salem Author Services, our self-publishing service for authors through Xulon Press and Mill City Press; and (3) Singing News® magazine, previously Salem Publishing™ which produced and distributed print magazines.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of September 30, 2017, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These include the reclassification of land held for sale from current assets to long term assets based on the APA term that exceeds twelve months and the reclassification of Salem Consumer Products (“SCP”) from our digital media segment to our broadcast segment. SCP sells books, DVD’s and editorial content developed by our on-air personalities. SCP was reclassed to include revenue from all network sources, in broadcast to assess the overall performance of each network program. Refer to Note 19 – Segment Data for an explanation of this reclassification.

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

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). ASU 2017-13 provides additional clarification including the addition of SEC paragraphs to the new revenue and leases sections of the Codification. We do not expect these clarifications to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016, within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13 respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, and ASU 2017-13, collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The guidance is effective for us as of January 2018, the first interim period within fiscal years beginning on or after December 15, 2017, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We have developed a project plan for the implementation of ASC 606 and all related ASU’s as of the effective date with further analysis planned during the remainder of 2017 to complete the implementation plan. Based on our evaluation of a sample of revenue contracts with customers against the requirements of the standard, we believe that the reporting of revenue as principal (gross) or agent (net) will impact our consolidated financial statements. We may sell advertising that includes placement on third party websites that we currently report on a gross basis as principal due to having latitude in establishing the sales price and bearing credit risk. Under new guidance, we will report this revenue net as agent because the third party is primarily responsible for fulfilling the service. Preliminarily, we plan to adopt Topic 606 pursuant to the modified retrospective application method of Topic 606. We do not believe that there will be a material impact to our revenues upon adoption as the practice of selling advertising on third party websites has not been widely used. We expect this type of sale to grow in popularity in future periods with the net incremental revenue reported in our financials. We continue to evaluate the impact of our pending adoption of Topic 606 and our preliminary assessments are subject to change.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 71% of our total assets as of September 30, 2017 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual operating results are less favorable than the assumptions and estimates we used, or if we reduce our estimates of future operating results, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 16.

Throughout 2017, we continued to evaluate our print magazine business due to declines in operating results and projected revenues. We ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon delivery of the May 2017 print publications. We tested print magazines for impairment as of March 31, 2017 based on our decision to cease publications and recorded an impairment charge of $19,000 associated with mastheads. There were no changes in depreciable lives of any property or equipment associated with these magazines as each individually identifiable asset had been fully depreciated.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment.” We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Our review requires us to estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. We reviewed long-lived assets associated with Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine as of March 31, 2017, due to our decision to cease publishing these magazines as of the May 2017 issue. We recorded a $1.9 million decrease in the cost and a $1.9 million decrease in the accumulated amortization for fully amortized assets, including subscriber lists and domain names associated with these magazines. There was no impairment loss or adjustment required to the previously estimated useful lives of these assets. There were no further indications of impairment present as of September 30, 2017.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the nine month period ended September 30, 2017, we completed or entered into the following transactions:

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

Equity

On September 12, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on September 29, 2017 to all Class A and Class B common stockholders of record as of September 22, 2017.

On August 9, 2017, a restricted stock award of 33,066 shares was granted to an executive that vested immediately. The fair value of the restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. The restricted stock award contains transfer restrictions under which they cannot be sold, pledged, transferred or assigned until three months from vesting date. The recipient of this restricted stock award is entitled to all of the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The award is considered issued and outstanding from the vest date of grant.

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

On March 24, 2017, a restricted stock award of 178,592 shares was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until three months from vesting date. Recipients of these restricted stock awards were entitled to all the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

Acquisitions – Broadcast

On September 15, 2017, we closed on the acquisition of real property, including the land, tower and broadcasting facilities, of radio station WSPZ-AM in Bethesda, Maryland for $1.5 million in cash. We recognized goodwill of approximately $13,000 associated with the going concern value of the existing income generating leases acquired with the broadcast tower.

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

Acquisitions − Digital Media

On August 31, 2017, we acquired the TeacherTube.com website and related assets for $1.1 million in cash. TeacherTube.com is an online instructional video sharing community for teachers, students and parents. We recorded goodwill of approximately $0.4 million associated with the expected synergies to be realized from combining this website and related assets into our existing digital media platform. The accompanying Condensed Consolidated Statement of Operations reflects the operating results as of the closing date within our digital media operating segment.

On August 31, 2017, we acquired the Intelligence Report newsletter and related assets valued at $2.5 million and we assumed deferred subscription liabilities of $2.9 million. We paid no cash to the seller upon closing. We recorded goodwill of approximately $0.4 million associated with the expected synergies to be realized from combining this financial publication and related assets into our existing digital media platform. The accompanying Condensed Consolidated Statement of Operations reflects the operating results as of the closing date within our digital media operating segment.

On July 6, 2017, we acquired the TradersCrux.com website and related assets for $0.3 million in cash. As part of the purchase agreement, we may pay up to an additional $0.1 million in contingent earn-out consideration within one year upon the achievement of income benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of TradersCrux.com to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $18,750, which approximates the discounted present value due to the earn-out period of less than one year. We recorded goodwill of approximately $900 associated with the expected synergies to be realized from combining this website and related assets into our existing digital media platform.

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

A summary of our business acquisitions and asset purchases during the nine month period ended September 30, 2017, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
September 15, 2017	Real property of radio station WSPZ-AM in Bethesda, Maryland (business acquisition)	$1,500
August 31, 2017	TeacherTube.com (business acquisition)	1,100
August 31, 2017	Intelligence Reporter newsletter (business acquisition)	—
July 24, 2017	FM Translator construction permit, Eaglemount, Washington (asset acquisition)	40
July 6, 2017	TradersCrux.com (business acquisition)	298
June 28, 2017	FM Translator construction permit, Festus, Missouri (asset acquisition)	40
June 8, 2017	Portuguese Bible Mobile Applications (business acquisition)	82
March 15, 2017	Prayers for Special Help (business acquisition)	245
March 14, 2017	FM Translator construction permit, Quartz Site, Arizona (asset purchase)	20
March 1, 2017	FM Translator construction permit, Roseburg, Oregon (asset purchase)	45
January 16, 2017	FM Translator, Astoria, Oregon (asset purchase)	33
January 1, 2017	FM Translator construction permit, Mohave Valley, Arizona (asset purchase)	20
		$3,423

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $0.1 million during the nine month period ended September 30, 2017 compared to $0.3 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying Condensed Consolidated Statements of Operations.

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

The following table summarizes the total acquisition consideration for the nine month period ended September 30, 2017:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$3,352
Escrow deposits paid in prior years	35
Present value of estimated fair value of contingent earn-out consideration	36
Total purchase price consideration	$3,423

The fair value of the net assets acquired was allocated as follows:

	Net Broadcast	Net Digital Media	Total Net
	Assets Acquired	Assets Acquired	Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$1,487	$479	$1,966
Broadcast licenses	198	—	198
Goodwill	13	810	823
Customer lists and contracts	—	314	314
Domain and brand names	—	647	647
Subscriber base and lists	—	2,316	2,316
Non-compete agreements	—	11	11
	$1,698	$4,577	$6,275
Liabilities
Deferred revenue	$—	(2,852)	(2,852)
	$1,698	$1,725	$3,423

Pending Transactions

On September 15, 2017, we entered an APA to acquire radio station WSPZ-AM in Bethesda, Maryland for $0.6 million in cash from a related party. We began programming the station under an LMA within our Washington DC broadcast market on the same date. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this station as of the LMA date within our broadcast segment. The acquisition is subject to the approval of the FCC and is expected to close in the fourth quarter of 2017.

In August 2017, we received an escrow deposit under an agreement to sell land in Covina, California for $1.0 million dollars. The land is recorded in assets held for sale and has not been used in operations. The sale is subject to the buyer’s ability to complete due diligence on their expected use of the land and is currently expected to close in the latter half of 2020.

We are programming radio station KHTE-FM, Little Rock, Arkansas, under a 36 month TBA that began on April 1, 2015. The TBA is extendable for up to 48 months. We have the option to acquire the station for $1.2 million in cash during the TBA period. The accompanying Condensed Consolidated Statements of Operations included in this quarterly report on Form 10-Q reflect the operating results of this entity as of the TBA date within our broadcast segment.

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

TradersCrux.com

We acquired the TradersCrux.com website and related assets for $0.3 million in cash on July 6, 2017. We paid $0.3 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration within one year upon the achievement of income benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of TradersCrux.com to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $18,750, which approximates the discounted present value due to the earn-out of less than one year.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the three month period ended September 30, 2017.

Portuguese Bible Mobile Application

We acquired a Portuguese Bible mobile application and related assets on June 8, 2017. We paid $65,000 in cash upon closing and may pay up to an additional $20,000 in contingent earn-out consideration during the twelve month period ending June 8, 2018 based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Portuguese Bible mobile applications to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $16,500, which approximated the discounted present value due to the earn-out of less than one year.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $20,000. We recorded an increase of $1,700 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for the three month period ended September 30, 2017. The increase is due to a higher likelihood of achieving the revenue targets based on actual results to date that exceed our original estimates.

Turner Investment Products

We acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets on September 13, 2016. We paid $0.4 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration during the twelve month period ended September 13, 2017 based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Turner’s investment products to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $74,000, which was recorded at the discounted present value of $66,000. The discount is being accreted to interest expense over the twelve month earn-out period. We believe that our experience with digital subscriptions and websites provides a reasonable basis for our estimates.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual subscriber revenues achieved and projected to the estimated subscriber revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $74,000. During the three and nine month period ended September 30, 2017, we recorded a net decrease of $14,000 and $53,000, respectively, in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations. These decreases were based on the likelihood of achieving the revenue targets based on actual results to date that were lower than our original estimates. We made no additional cash payments to the seller during the earn-out period ended September 13, 2017.

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

We reviewed the fair value of the contingent earn-out consideration quarterly over the two-year earn-out period to compare actual cumulative sessions achieved to the estimated cumulative sessions used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified, up to the maximum amount due under the contract of $165,000 less any amounts paid to date. As of the six month period ended June 30, 2017, the end of the earn-out period, we recorded a net decrease of $4,000 in the estimated fair value of the contingent earn-out consideration based on actual session results at the end of the earn-out period. We paid a total of $75,000 in cash for amounts due under the contingent earn-out as of the end of the term on May 6, 2017. Over the total two-year earn out period, we paid a total of $75,000 to the seller with no payments made during the nine month period ended September 30, 2017.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller was based upon 50% of the net subscriber revenues achieved over the two-year period from date of close with no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on our revenue projections at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount was accreted to interest expense over the two-year earn-out period. We paid a total of $91,000 to the seller over the two year earn out period, of which approximately $14,000 was paid during the six month period ended June 30, 2017, which concluded the earn-out period.

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

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration during the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of July 1, 2017	$31	$—	$31
Acquisitions	19	—	19
Accretion of acquisition-related contingent earn-out consideration	—	—	—
Change in the estimated fair value of contingent earn-out consideration	(12)	—	(12)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	—	—	—
Ending Balance as of September 30, 2017	$38	$—	$38

	Three Months Ended September 30, 2016
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of July 1, 2016	$441	$—	$441
Acquisitions	66	—	66
Accretion of acquisition-related contingent earn-out consideration	5	—	5
Change in the estimated fair value of contingent earn-out consideration	(196)	—	(196)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(11)	—	(11)
Ending Balance as of September 30, 2016	$305	$—	$305

	Nine Months Ended September 30, 2017
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2017	$66	$—	$66
Acquisitions	36	—	36
Accretion of acquisition-related contingent earn-out consideration	4	—	4
Change in the estimated fair value of contingent earn-out consideration	(54)	—	(54)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(14)	—	(14)
Ending Balance as of September 30, 2017	$38	$—	$38

	Nine Months Ended September 30, 2016
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2016	$173	$602	$775
Acquisitions	66	—	66
Accretion of acquisition-related contingent earn-out consideration	13	8	21
Change in the estimated fair value of contingent earn-out consideration	(404)	(54)	(458)
Reclassification of payments due in next 12 months to short-term	556	(556)	—
Payments	(99)	—	(99)
Ending Balance as of September 30, 2016	$305	$—	$305

NOTE 6. INVENTORIES

Inventories consist of finished goods that include books printed for sale by Regnery Publishing and wellness products for sale on our e-commerce sites. All inventories are valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	As of December 31, 2016	As of September 30, 2017
	(Dollars in thousands)
Regnery Publishing book inventories	$2,473	$2,026
Reserve for obsolescence – Regnery Publishing	(2,104)	(1,544)
Inventory, net - Regnery Publishing	369	482
Wellness products	$423	$394
Reserve for obsolescence – Wellness products	(122)	(67)
Inventory, net - Wellness products	301	327
Consolidated inventories, net	$670	$809

NOTE 7. BROADCAST LICENSES

The following table presents the changes in broadcasting licenses that include capital projects and acquisitions of radio stations and FM translators as discussed in Note 4 of our Condensed Consolidated financial statements.

Broadcast Licenses	Twelve Months Ended December 31, 2016	Nine Months Ended September 30, 2017
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$492,032	$494,058
Accumulated loss on impairment	(99,001)	(105,541)
Balance, beginning of period after cumulative loss on impairment	393,031	388,517
Acquisitions of radio stations	74	—
Acquisitions of FM translators and construction permits	1,645	198
Capital projects to improve broadcast signal and strength	307	5
Impairments based on estimated fair value of broadcast licenses	(6,540)	—
Balance, end of period before cumulative loss on impairment	494,058	494,261
Accumulated loss on impairment	(105,541)	(105,541)
Balance, end of period after cumulative loss on impairment	$388,517	$388,720

NOTE 8. GOODWILL

The following table presents the changes in goodwill including acquisitions as discussed in Note 4 of our Condensed Consolidated financial statements.

Goodwill	Twelve Months Ended December 31, 2016	Nine Months Ended September 30, 2017
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$26,560	$27,642
Accumulated loss on impairment	(1,997)	(2,029)
Balance, beginning of period after cumulative loss on impairment	24,563	25,613
Acquisitions of radio stations and broadcast businesses	—	13
Acquisitions of digital media entities	237	810
Acquisitions of publishing entities	845	—
Impairment charge during year	(32)	—
Balance, end of period before cumulative loss on impairment	27,642	28,465
Accumulated loss on impairment	(2,029)	(2,029)
Ending period balance	$25,613	$26,436

NOTE 9. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	As of December 31, 2016	As of September 30, 2017
	(Dollars in thousands)
Land	$32,402	$33,008
Buildings	29,070	29,018
Office furnishings and equipment	37,386	37,135
Office furnishings and equipment under capital lease obligations	228	244
Antennae, towers and transmitting equipment	84,144	85,450
Antennae, towers and transmitting equipment under capital lease obligations	795	795
Studio, production and mobile equipment	28,668	29,322
Computer software and website development costs	20,042	22,756
Record and tape libraries	27	27
Automobiles	1,373	1,342
Leasehold improvements	14,696	18,626
Construction-in-progress	9,983	6,328
	$258,814	$264,051
Less accumulated depreciation	(156,024)	(161,848)
	$102,790	$102,203

Depreciation expense was approximately $3.1 million and $3.0 million, for the three month periods ended September 30, 2017 and 2016, respectively, and $9.2 million and $9.0 million for the nine month periods ended September 30, 2017 and 2016, respectively. Included in this amount is $10,000 and $30,000 for the three and nine month periods ended September 30, 2017 and $11,000 and $32,000 for the three and nine month periods ended September 30, 2016, on assets acquired under capital lease obligations. Accumulated depreciation of assets acquired under capital leases was $176,000 and $146,000 at September 30, 2017 and December 31, 2016, respectively.

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2017
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,865	$(20,681)	$2,184
Domain and brand names	20,109	(14,139)	5,970
Favorable and assigned leases	2,379	(2,018)	361
Subscriber base and lists	8,797	(4,402)	4,395
Author relationships	2,771	(2,171)	600
Non-compete agreements	2,029	(1,263)	766
Other amortizable intangible assets	1,333	(1,333)	—
	$60,283	$(46,007)	$14,276

	As of December 31, 2016
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,599	$(20,070)	$2,529
Domain and brand names	19,821	(12,970)	6,851
Favorable and assigned leases	2,379	(1,972)	407
Subscriber base and lists	7,972	(5,304)	2,668
Author relationships	2,771	(1,824)	947
Non-compete agreements	2,018	(1,012)	1,006
Other amortizable intangible assets	1,336	(1,336)	—
	$58,896	$(44,488)	$14,408

Amortization expense was approximately $1.1 million and $1.4 million for the three month period ended September 30, 2017 and 2016, respectively, and $3.4 million and $3.7 million for the nine month period ended September 30, 2017 and 2016, respectively. Based on the amortizable intangible assets as of September 30, 2017, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2017 (Oct – Dec)	$1,173
2018	4,576
2019	4,006
2020	2,714
2021	1,159
Thereafter	648
Total	$14,276

NOTE 11. LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

6.75% Senior Secured Notes

On May 19, 2017, we issued in a private placement the Notes, which were guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless earlier redeemed or repurchased. Interest initially accrues on the Notes from May 19, 2017 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2017.

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

We are required to pay $17.2 million per year in interest on the Notes. As of September 30, 2017, accrued interest on the Notes was $6.4 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and nine month periods ended September 30, 2017, $0.2 million and $0.3 million, respectively, of debt issuance costs associated with the Notes were recognized as interest expense.

Asset-Based Revolving Credit Facility

On May 19, 2017, the Company also entered into the ABL Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us, as a borrower, our subsidiaries party thereto, as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Going forward, the proceeds of the ABL Facility will be used to provide ongoing working capital and for other general corporate purposes (including permitted acquisitions).

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

We incurred debt issue costs of $0.6 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and nine month periods ended September 30, 2017, $63,000 and $86,000, respectively, of debt issue costs associated with the Notes were recognized as interest expense. At September 30, 2017, the blended interest rate on amounts outstanding under the ABL Facility was 2.98%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three months ended September 30, 2017 and 2016, approximately $0 and $51,000, respectively, of the discount associated with the Term Loan B was recognized as interest expense. For each of the nine months ended September 30, 2017 and 2016, approximately $74,000 and $155,000, respectively, of the discount associated with the Term Loan B was recognized as interest expense.

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

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For each of the three months ended September 30, 2017 and 2016, approximately $0 and $140,000, respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense. For each of the nine months ended September 30, 2017 and 2016, approximately $203,000 and $423,000 respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For each of the three month periods ended September 30, 2017 and 2016, we recorded amortization of deferred financing costs of approximately $0 and $17,000. For each of the nine month periods ended September 30, 2017 and 2016, we recorded amortization of deferred financing costs of approximately $26,000 and $52,000.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2016	As of September 30, 2017
	(Dollars in thousands)
6.75% Senior Secured Notes	$—	$255,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	—	(6,004)
6.75% Senior Secured Notes net carrying value	—	248,996
Asset-Based Revolving Credit Facility principal outstanding	—	6,629
Term Loan B principal amount	263,000	—
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(2,371)	—
Term Loan B net carrying value	260,629	—
Revolver principal outstanding	477	—
Capital leases and other loans	568	491
Long-term debt and capital lease obligations less unamortized debt issuance costs	261,674	256,116
Less current portion	(590)	(6,741)
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$261,084	$249,375

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2017:

•	Outstanding borrowings of $6.6 million under the ABL Facility, with interest payments due at LIBOR plus 1.5% to 2.0% per annum;

•	$255.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2016 and September 30, 2017 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2017 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2018	$6,741
2019	108
2020	107
2021	121
2022	43
Thereafter	255,000
$262,120

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$94	$27	$296	$126
Restricted stock shares compensation expense included in corporate expenses	—	225	24	1,100
Stock option compensation expense included in broadcast operating expenses	19	7	67	41
Restricted stock shares compensation expense included in broadcast operating expenses	—	—	—	224
Stock option compensation expense included in digital media operating expenses	12	6	51	25
Restricted stock shares compensation expense included in digital media operating expenses	—	—	—	124
Stock option compensation expense included in publishing operating expenses	9	3	20	17
Restricted stock shares compensation expense included in publishing operating expenses	—	—	—	36
Total stock-based compensation expense, pre-tax	$134	$268	$458	$1,693
Tax benefit (expense) for stock-based compensation expense	(54)	(107)	(183)	(677)
Total stock-based compensation expense, net of tax	$80	$161	$275	$1,016

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

There were no stock options granted during the nine month period ended September 30, 2017. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and nine month periods ended September 30, 2016:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Expected volatility	n/a	47.03%
Expected dividends	n/a	5.36%
Expected term (in years)	n/a	7.4
Risk-free interest rate	n/a	1.64%

Activity with respect to the company’s option awards during the nine month period ended September 30, 2017 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2017	1,720,000	$5.12	$2.89	4.5 years	$2,428
Granted	—	—	—
Exercised	(122,413)	4.09	2.04
Forfeited or expired	(143,125)	5.85	2.99
Outstanding at September 30, 2017	1,454,462	$5.18	$2.95	3.9 years	$2,292
Exercisable at September 30, 2017	954,959	$5.63	$3.76	2.9 years	$1,146
Expected to Vest	474,278	$5.19	$2.97	3.9 years	$1,115

The aggregate intrinsic value represents the difference between the company’s closing stock price on September 30, 2017 of $6.60 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the nine month periods ended September 30, 2017 and 2016 was $0.9 million and $1.1 million, respectively.

As of September 30, 2017, there was $0.2 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.6 years.

On August 9, 2017, a restricted stock award of 33,066 shares was granted to an executive that vested immediately. The fair value of the restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. The restricted stock award contains transfer restrictions under which they cannot be sold, pledged, transferred or assigned until three months from vesting date. The recipient of this restricted stock award is entitled to all of the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The award is considered issued and outstanding from the vest date of grant.

On February 24, 2017, a restricted stock award of 178,592 shares was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until three months from vesting date. Recipients of these restricted stock awards were entitled to all of the rights of absolute ownership of the restricted stock from the date of grant including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

Activity with respect to the company’s restricted stock awards during the nine month period ended September 30, 2017 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2017	—	$—	—	$—
Granted	211,658	7.01	0.2 years	1,484
Lapse of restrictions	(178,592)	7.05	—	1,259
Forfeited	—	—	—	—
Outstanding at September 30, 2017	33,066	$6.80	0.2 years	$225

NOTE 13. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” As a result, $0.3 million and $1.7 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine month periods ended September 30, 2017, respectively, in comparison to $0.1 million and $0.5 million for the three and nine month periods ended September 30, 2016, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2016:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
September 12, 2017	September 29, 2017	$0.0650	$1,701
June 1, 2017	June 30, 2017	$0.0650	$1,697
March 9, 2017	March 30, 2017	$0.0650	$1,691
December 7, 2016	December 31, 2016	$0.0650	$1,678
September 9, 2016	September 30, 2016	$0.0650	$1,679
June 2, 2016	June 30, 2016	$0.0650	$1,664
March 10, 2016	April 5, 2016	$0.0650	$1,657

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

Options to purchase 1,454,462 and 1,729,000 shares of Class A common stock were outstanding at September 30, 2017 and 2016, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of September 30, 2017 and 2016 there were 335,682 and 367,940 dilutive shares, respectively.

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

The following table summarizes the fair value of our derivative instruments that are measured at fair value:

	As of December 31, 2016	As of September 30, 2017
	(Dollars in thousands)
Fair value of interest rate swap	$514	$—

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

As of September 30, 2017, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	September 30, 2017
	Total Fair Value and Carrying Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$313	—	—	$313
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	38	—	—	38
Long-term debt and capital lease obligations less unamortized debt issuance costs	256,116	—	256,116	—

NOTE 17. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change. We recorded no adjustments to our unrecognized tax benefits as of September 30, 2017 and 2016.

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

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of September 30, 2017 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

The table below presents financial information for each operating segment as of September 30, 2017 and 2016 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2017
Net revenue	$48,424	$10,446	$6,563	$—	$65,433
Operating expenses	37,040	8,169	6,686	4,233	56,128
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the sale or disposal of assets	$11,384	$2,277	$(123)	$(4,233)	$9,305
Depreciation	1,920	792	159	211	3,082
Amortization	11	860	264	—	1,135
Change in the estimated fair value of contingent earn-out consideration	—	(12)	—	—	(12)
Net (gain) loss on the sale or disposal of assets	97	—	—	(2)	95
Net operating income (loss)	$9,356	$637	$(546)	$(4,442)	$5,005

Three Months Ended September 30, 2016
Net revenue	$51,052	$11,999	$8,221	$—	$71,272
Operating expenses	37,434	9,172	8,020	4,147	58,773
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the sale or disposal of assets	$13,618	$2,827	$201	$(4,147)	$12,499
Depreciation	1,753	840	174	209	2,976
Amortization	22	1,091	228	—	1,341
Change in the estimated fair value of contingent earn-out consideration	—	(13)	(183)	—	(196)
Net (gain) loss on the sale or disposal of assets	(633)	176	—	—	(457)
Net operating income (loss)	$12,476	$733	$(18)	$(4,356)	$8,835

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Nine Months Ended September 30, 2017
Net revenue	$145,479	$31,998	$19,048	$—	$196,525
Operating expenses	108,807	25,241	18,705	13,183	165,936
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the sale or disposal of assets	$36,672	6,757	$343	$(13,183)	$30,589
Depreciation	5,668	2,389	515	599	9,171
Amortization	46	2,494	879	1	3,420
Change in the estimated fair value of contingent earn-out consideration	—	(54)	—	—	(54)
Impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—	19
Net (gain) loss on the sale or disposal of assets	(399)	—	(9)	(2)	(410)
Net operating income (loss)	$31,357	$1,928	$(1,061)	$(13,781)	$18,443

Nine Months Ended September 30, 2016
Net revenue	$149,768	$34,056	$19,802	$—	$203,626
Operating expenses	109,455	26,815	19,951	11,928	168,149
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the sale or disposal of assets	$40,313	$7,241	$(149)	$(11,928)	$35,477
Depreciation	5,431	2,392	489	638	8,950
Amortization	67	3,233	372	1	3,673
Change in the estimated fair value of contingent earn-out consideration	—	(119)	(339)	—	(458)
Impairment of long-lived assets	700	—	—	—	700
Net (gain) loss on the sale or disposal of assets	(2,175)	182	(21)	6	(2,008)
Net operating income (loss)	$36,290	$1,553	$(650)	$(12,573)	$24,620

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2017
Inventories, net	$—	$327	$482	$—	$809
Property and equipment, net	86,187	6,603	1,326	8,087	102,203
Broadcast licenses	388,720	—	—	—	388,720
Goodwill	3,594	20,946	1,888	8	26,436
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	361	10,720	3,190	5	14,276

As of December 31, 2016
Inventories, net	$—	$300	$370	$—	$670
Property and equipment, net	86,976	6,634	1,779	7,401	102,790
Broadcast licenses	388,517	—	—	—	388,517
Goodwill	3,581	20,136	1,888	8	25,613
Other indefinite-lived intangible assets	—	—	332	—	332
Amortizable intangible assets, net	407	9,927	4,069	5	14,408

NOTE 20. SUBSEQUENT EVENTS

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-Q and our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. Such statements relate to our intent, belief or current expectations with respect to our future operating, financial and strategic performance that involve risks and uncertainties and are not guarantees of future performance.

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our ABL, reductions in revenue forecasts, our ability to renew our broadcast licenses, changes in interest rates, the timing of, our ability to complete any acquisitions or dispositions, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changes in consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, the future write off of any material portion of the fair value of our FCC broadcast licenses and goodwill, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016 and any subsequently filed Forms 10-Q and Forms 8-K. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.

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

Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	product sales and royalties for on-air host materials, including podcasts and programs;
•	the sale of banner advertisements on our station websites or on our mobile applications;
•	the sale of digital streaming advertisements on our station websites or on our mobile applications;
•	the sale of advertisements included in digital newsletters;
•	fees earned for creating custom web pages or social media promotions on behalf of our advertisers;
•	revenue from station events, including ticket sales and sponsorships; and
•	listener purchase programs, often called non-traditional revenue, where revenue is generated by promoting discounted goods and services to our listeners from special discounts and incentives offered to our listeners.

The rates we are able to charge for broadcast air time and other advertisements are dependent upon several factors, including:

•	audience share;
•	how well our stations and digital platform perform for our clients;
•	the size of the market and audience reached;
•	the number of impressions delivered;
•	the number of page views achieved;
•	the number of events held, the number of event sponsorships sold and the attendance at each event;
•	the general economic conditions in each market; and
•	supply and demand on both a local and national level.

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;
•	the sale of digital streaming advertisements on websites and mobile applications;
•	the support and promotion to stream third-party content on our websites;
•	the sale of advertisements included in digital newsletters;
•	the digital delivery of newsletters to subscribers;
•	the number of video and graphic downloads; and
•	the sale and delivery of wellness products.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	subscription fees for our print magazine;
•	the sale of print magazine advertising;
•	the sale of digital advertising on our magazine websites and digital newsletters; and
•	publishing fees from authors.

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

Christian Teaching and Talk. We currently program 43 of our radio stations in our foundational format, Christian Teaching and Talk, which is talk programming emphasizing Christian and family themes. Through this format, a listener can hear Bible teachings and sermons, as well as gain insight to questions related to daily life, such as raising children or religious legal rights in education and in the workplace. This format uses block programming time to offer a learning resource and a source of personal support for listeners. Listeners often contact our programmers to ask questions, obtain materials on a subject matter or receive study guides based on what they have learned on the radio.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize barter agreements to exchange airtime for goods or services in lieu of cash. We enter barter agreements if the goods or services to be received can be used in our business or can be sold to our audience under listener purchase programs. We minimize the use of barter agreements with our general policy being not to preempt airtime paid for in cash for airtime sold under a barter agreement. During the nine month period ended September 30, 2017, 98% of our broadcast revenue was sold for cash compared to 97% during the same period of the prior year.

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

Salem Publishing™ produces and distributes the Singing News® magazine and operates a website specifically designed for this print magazine. The website has digital banner advertisements, streaming, links to purchase goods featured by advertisers, and links to our other digital media sites. Salem Author Services includes Xulon Press™ and Mill City Press which offer print-on-demand self-publishing services for authors. We acquired Mill City Press from Hillcrest Publishing Group, Inc., on August 1, 2016. Xulon Press™ publishes books for Christian authors while Mill City Press publishes books for all general market publications.

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

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 15.3% and 19.3%, respectively, of our net broadcast advertising revenue for the nine month period ended September 30, 2017.

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

Reclassifications

During the three months ended September 30, 2017, we reclassified certain revenue streams within our digital media operating segment and certain revenue streams within our publishing operating segment to conform to the current period presentation.

RESULTS OF OPERATIONS

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

The following factors affected our results of operations and cash flows for the three months ended September 30, 2017 as compared to the same period of the prior year:

Financing

•	On May 19, 2017, we closed on a private offering of $255.0 million aggregate principal amount of 6.75% senior secured notes due 2024 (the “Notes”) and concurrently entered into a five-year $30.0 million senior secured asset-based revolving credit facility. The net proceeds from the offering of the Notes, together with borrowings under the ABL Facility, were used to repay outstanding borrowings, including accrued and unpaid interest, on our previously existing senior credit facilities consisting of a term loan (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”), and to pay fees and expenses incurred in connection with the Notes offering and the ABL Facility (collectively, the “Refinancing”). As a result of this refinancing, we made no prepayments of principal during the three month period ended September 30, 2017, as compared to the same period of the prior year.

Acquisitions

•	On September 15, 2017, we closed on the acquisition of real property, including the land, towers and facilities, of radio station WSPZ-AM in Bethesda, Maryland for $1.5 million in cash.

•	On August 31, 2017, we acquired the TeacherTube.com website and related assets for $1.1 million in cash.

•	On August 31, 2017, we acquired the Intelligence Report newsletter and related assets valued at $2.5 million and we assumed deferred subscription liabilities of $2.9 million. We paid no cash to the seller upon closing.

•	On July 24, 2017, we closed on the acquisition of the FM translator construction permit in Eaglemount, Washington, for $40,000 in cash. The FM translator will be relocated to the Portland, Oregon market for use by our KDZR-AM radio station.

•	On July 6, 2017, we acquired the TradersCrux.com website and related assets for $0.3 million in cash. As part of the purchase agreement, we may pay up to an additional $0.1 million in contingent earn-out consideration within one year upon the achievement of income benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of TradersCrux.com to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $18,750, which approximates the discounted present value due to the earn-out of less than one year.

Net Broadcast Revenue

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$51,052	$48,424	$(2,628)	(5.1)%	71.6%	74.0%
Same Station Net Broadcast Revenue	$50,670	$48,321	$(2,349)	(4.6)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,
	2016		2017
	(Dollars in thousands)
Block program time:
National	$12,425	24.3%	$12,014	24.8%
Local	9,137	17.9	8,640	17.8
	21,562	42.2	20,654	42.6
Broadcast Advertising:
National	3,300	6.5	3,325	6.9
Local	16,098	31.5	14,341	29.6
	19,398	38.0	17,666	36.5
Station Digital	1,734	3.4	1,639	3.4
Infomercials	741	1.5	605	1.2
Network	4,723	9.2	4,558	9.4
Other Revenue	2,894	5.7	3,302	6.8
Net Broadcast Revenue	$51,052	100.0%	$48,424	100.0%

In late August 2017, our Houston broadcast market was impacted by Hurricane Harvey followed by Hurricane Irma in early September that impacted our Miami, Tampa and Orlando broadcast markets. We estimate total lost revenues from both storms to be approximately $0.1 million across all broadcast markets impacted, which includes orders that were cancelled in anticipation of the storms and losses for programs and advertisements that could not broadcast due to the loss of power.

The net decline in block programming revenue of $0.9 million includes a $0.6 million decline in programming on our Christian Teaching stations, a $0.3 million decline in programming on our Business format stations, and a decline of $0.2 million decline in programming previously generated from our Louisville market, that was partially offset by a $0.2 million increase in programming on our News Talk format stations. Declines in programming, particularly at the local level, resulted from program cancellations that we believe are due to increased competition from other broadcasters. Declines in national programming revenue reflect the non-renewal of a program that was featured on 19 of our Christian Teaching and Talk stations and declines in business programs as they pursue content that remains in compliance with securities rules and regulations. There were no changes in programming rates as compared to the same period of the prior year, however our programming rates may be impacted in the future due to this increased competition.

Advertising revenue, net of agency commissions, declined by $1.7 million, of which $0.6 million was due to political advertising that was recognized during the third quarter of 2016 based on the elections cycle. The remaining $1.1 million decline includes a $1.0 million decline in local advertising on our CCM stations, particularly in our Dallas market, due to lower ratings and an increase in competition from other advertisers and a $0.2 million decline in local advertising on our Christian Teaching and Talk format stations. These declines resulted from increased competition from other broadcasters and agencies that reduce the number of advertisements placed. This can, in turn, create lower demand and lower rates. We have undertaken efforts to retool our music, image and promotions to capture a younger demographic that we believe will improve the ratings for our CCM stations in the Dallas market. We are beginning to see some improved ratings but it will take additional time to turn the improved ratings into improved revenue.

Digital revenue generated from our radio station and network websites declined by $0.1 million due to the number of political related digital campaigns during the third quarter of 2016 based on the elections cycle. Rates charged were consistent with those during the same period of the prior year.

Declines in infomercial revenue reflect our effort to feature programming that is tailored to our audience and consistent with our company values. We continue to seek alternatives to infomercial programs that we believe are not of interest to our audience.

Network revenue decreased $0.2 million due to due to the number of political related campaigns during the third quarter of 2016 based on the elections cycle. Rates charged were consistent with those during the same period of the prior year.

Other revenue increased $0.4 million due to a $0.2 million increase in event revenue due to higher attendance and ticket sales for local events such as concerts and speaking events, a $0.1 million increase in listener purchase program revenue from a higher audience demand with respect to participation in sales incentives and discount programs and $0.1 million increase in broadcast tower rental fees.

On a Same Station basis, net broadcast revenue decreased $2.3 million, which reflects these items net of the impact of stations that were acquired or are operating under different formats.

Net Digital Media Revenue

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$11,999	$10,446	$(1,553)	(12.9)%	16.8%	16.0%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended September 30,
	2016		2017
	(Dollars in thousands)
Digital Advertising, net	$7,305	60.9%	$6,111	58.5%
Digital Streaming	1,103	9.2	1,107	10.6
Digital Subscriptions	1,561	13.0	1,646	15.8
Digital Downloads	1,111	9.2	950	9.1
e-commerce	600	5.0	545	5.2
Other Revenues	319	2.7	87	0.8
Net Digital Media Revenue	$11,999	100.0%	$10,446	100.0%

Digital advertising revenue, net of agency commissions, declined by $1.2 million on a consolidated basis. This decline was attributable to lower page views on our conservative opinion websites, primarily Townhall Media, as compared to the same period of the prior year due to the timing of the 2016 election and a reduction in political advertisements. Page views for conservative opinion websites are typically higher during election years due to higher level of interest in content, for both desktop and mobile devices. Changes in the Facebook newsfeed algorithm have negatively impacted the volume of our desktop page views. Page views from Facebook declined 22.0% as compared to the same period of the prior year. To offset declines in page views generated from Facebook, we have continued to develop and promote the use of mobile applications, particularly for our Christian mobile applications. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue.

Digital streaming revenue was consistent with that of the same period of the prior year with no changes in sales volume or rates.

Digital subscription revenue increased $0.1 million due to higher distribution levels including additional subscriptions from acquisitions including Turner Investment Products in September of 2016 and Intelligence Reporter in August of 2017 that were partially offset by declines in the number of subscribers to Skousen’s Five Star Trader and Fast Money Alert newsletters. There were no changes in subscription rates as compared to the same period of the prior year.

Digital download revenue decreased $0.2 million due to a lower volume of downloads as compared to the same period of the prior year due in part to content featured during 2016 that covered the 15th anniversary of the September 11th terrorist attacks. There were no changes in rates charged to our customers for digital downloads as compared to the same period of the prior year.

E-commerce revenue declined by $0.1 million due to discounts offered on products sold through our wellness website. The average price per unit declined 17% while the number of products sold increased 10.0%. The discounts result from increased competition in the online market place that is driving prices down.

Other revenue includes miscellaneous sources such as event revenue, revenue sharing arrangements for purchases made from applications, and mail list rentals. The decrease of $0.2 million reflects the impact of a Townhall and Red State Gathering event held during third quarter of 2016 leading up to the presidential election.

Net Publishing Revenue

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$8,221	$6,563	$(1,658)	(20.2)%	11.5%	10.0%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended September 30,
	2016		2017
	(Dollars in thousands)
Book Sales	$6,410	78.0%	$5,633	85.8%
Estimated Sales Returns & Allowances	(1,645)	(20.0)	(1,595)	(24.3)
E-Book Sales	755	9.2	621	9.5
Self-Publishing Fees	1,634	19.9	1,096	16.7
Print Magazine Subscriptions	327	4.0	287	4.4
Print Magazine Advertisements	272	3.3	183	2.8
Digital Advertising	217	2.6	106	1.6
Other Revenue	251	3.0	232	3.5
Net Publishing Revenue	$8,221	100.0%	$6,563	100.0%

On a consolidated basis, book sales declined by $0.8 million due to a reduction in the number of print books sold by Regnery Publishing based on a lower number of release dates within the period. Book sales from Salem Author Services, our self-publishing operations of Xulon Press and Mill City Press, were consistent with the same period of the prior year. The decrease in sales from Regnery Publishing reflects a 17% reduction in sales volume that was partially offset by a 4% increase in the average price per unit sold. Within Salem Author Services, consolidated sales includes a $0.2 million increase in sales from Mill City Press offset by a $0.2 million decline in sales from Xulon Press™. These results include the impact of Hurricane Irma, which resulted in delays in production due to the loss of power in the Orlando area. We estimate the impact to be approximately $0.2 million of revenue for the three months ended September 30, 2017. There were no changes in rates charged as compared to the same period of the prior year. Sales of Regnery Publishing books are directly attributable to the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for a book.

The $0.1 million decrease in estimated sales returns and allowances resulted from lower sales of Regnery Publishing print books, a reduction in the historical average return rate for Regnery Political books, and a reduction to the reserve for backlist titles.

Regnery Publishing e-book sales decreased $0.1 million due to a 30% decrease in the average sales price per unit in addition to a 33% decrease in the number of books sold. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased overall by $0.5 million due to a decline of $0.6 million from a lower sales volume for Xulon Press™ that was offset by a $0.1 million increase in volume from Mill City Press, which was acquired on August 1, 2016. There were no changes in fees charged to our customers as compared to the same period of the prior year. We believe that our ability to cross-promote our self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

Declines in print magazine subscription and print magazine advertising revenue are due to the continual decline within this business and our planned reduction in the number of print publications produced. We ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine as of the May 2017 publication due to continual declines in the number of subscribers. Lower demand and distribution levels resulted in corresponding declines in advertising revenues.

Digital adverting revenue decreased $0.1 million due to the closure of the Salem Publishing Homecoming website and transfer of the Preaching.com and Youthworker.com websites to our Salem Web Network division with the ceasing of publications of these print magazines. There were no changes in sales volume or rates.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$37,434	$37,040	$(394)	(1.1)%	52.5%	56.6%
Same Station Broadcast Operating Expenses	$37,013	$36,938	$(75)	(0.2)%

Broadcast operating expenses declined by $0.4 million including a $0.7 million reduction in employee related expenses including sales-based commissions and incentives consistent with lower revenues that was offset by a $0.3 million increase in bad debt expense.

On a same-station basis, broadcast operating expenses decreased by $0.1 million. The decrease in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions of $0.1 million and $0.4 million associated with the Louisville market.

Digital Media Operating Expenses

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$9,172	$8,169	$(1,003)	(10.9)%	12.9%	12.5%

Digital media operating expense declined by $1.0 million due to a $0.3 million reduction in sales-based commissions and incentives consistent with lower revenues, a $0.2 million decline royalty fees, a $0.2 million reduction in travel and entertainment costs, a $0.1 million decrease in professional services, and a $0.1 million combined reduction in facility related expenses and advertising costs.

Publishing Operating Expenses

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$8,020	$6,686	$(1,334)	(16.6)%	11.3%	10.2%

Publishing operating expenses declined by $1.3 million of which $0.6 million was due to lower payroll related expenses and $0.6 million related to a lower consolidated cost of goods sold. Cost of goods sold includes a $0.7 million decline for Regnery Publishing based on a reduction in the number of books sold and a $0.1 million decline for Salem Publishing, which reduced the number of print publications produced, offset by a $0.2 million increase from a higher sales volume for Salem Author Services. The gross profit margin for Regnery Publishing was 55% for the three months ended September 30, 2017 as compared to 49% for the same period of the prior year as declines in sales volume resulted in comparable savings in material costs. Regnery Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was 20% for the three months ended September 30, 2017, as compared to 36% for the same period of the prior year due to higher material costs, including paper costs associated with sales of print-on-demand books.

Unallocated Corporate Expenses

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,147	$4,233	$86	2.1%	5.8%	6.5%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.1 million reflects the non-cash stock-based compensation charge associated with a restricted stock award and a $0.1 million increase in net payroll related costs associated with higher staffing levels and annual pay increases that were offset by a $0.1 million decline in legal fees.

Depreciation Expense

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,976	$3,082	$106	3.6%	4.2%	4.7%

Depreciation expense increased $0.1 million compared to the same period of the prior year. The increase reflects the impact of recent capital expenditures associated with computer software and office equipment that have shorter estimated useful lives than towers and broadcast assets. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,341	$1,135	$(206)	(15.4)%	1.9%	1.7%

Amortization expense decreased by $0.2 million compared to the same period of the prior year. Increases in amortization associated with acquisitions, including Cycle Prophet and Mill City Press in September 2016, were offset with a reductions due to intangible assets acquired with Eagle Publishing and WorshipHouseMedia.com that were fully amortized as of June 30, 2017. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(196)	$(12)	$184	(93.9)%	(0.3)%	—%

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

During the three month period ended September 30, 2017, we decreased the estimated fair value of our contingent earn-out liabilities by $12,000 compared to a net decrease of $196,000 during the same period of the prior year. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our Condensed Consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Net (Gain) Loss on the Sale or Disposal of Assets

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Sale or Disposal of Assets	$(457)	$95	$552	(120.8)%	(0.6)%	0.1%

The net loss on the sale or disposal of assets of $0.1 million for the three month period ended September 30, 2017 includes $77,000 related to transmitter equipment in Dallas, Texas that is no longer in use and in addition to various other fixed asset disposals. We recorded a net loss of $2,000 for equipment damaged in our Tampa, Florida market as a result of hurricane Irma in September 2017.

The net gain on the sale or disposal of assets of $0.5 million for the three month period ended September 30, 2016 includes a $0.7 million gain from a land easement in our South Carolina market offset by $0.2 million in various fixed asset disposals.

Other Income (Expense)

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$1	$—	—%	—%	—%
Interest Expense	(3,726)	(4,802)	(1,076)	28.9%	(5.2)%	(7.3)%
Change in the Fair Value of Interest Rate Swap	856	—	(856)	(100.0)%	1.2%	—%
Loss on Early Retirement of Long-Term Debt	(18)	—	18	(100.0)%	—%	—%
Net Miscellaneous Income and (Expenses)	7	(80)	(87)	(1,242.9)%	—%	(0.1)%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement prior to termination, and non-cash accretion associated with deferred installments and contingent earn-out consideration associated with our acquisition activity. The increase of $1.1 million reflects the Notes and ABL outstanding as of the period ending September 30, 2017 with interest payable in December 2017, as compared to the Term Loan B and Revolver during the same period of the prior year.

The $0.9 million decline in the fair value of interest rate swap reflects the termination of our swap agreement on May 19, 2017, as comparted to the mark-to-market fair value adjustment during the same period of the prior year.

There was no loss on early retirement of long-term debt as compared to the same period of the prior year when a repayment was made on our then outstanding Term Loan B.

Net miscellaneous income and expenses includes royalty income and usage fees for real estate properties. During the three months ending September 30, 2017, we recorded a non-recurring loss of $78,000 on an investment.

Provision for Income Taxes

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$3,763	$170	$(3,593)	(95.5)%	5.3%	0.3%

Our provision for income taxes decreased $3.6 million to $0.2 million from $3.8 million for the same period of the prior year due to the $1.6 million out-of-period adjustment recognized at September 30, 2016 and the impact of our current period tax analysis that reflects pre-tax operating income of $0.1 million. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 137.9% for the three months ended September 30, 2017 compared to 63.2% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards. The effective tax rate for the current period of 137.9% is based on the operating results and the impact of non-deductible expenses, changes in the valuation allowance and discrete tax items. Net income before income taxes for the three months ended September 30, 2017 was $0.1 million; the tax adjustments (excluding discrete tax items) amounted to $117,000; and discrete items including incentive stock options, non-qualified stock options, and restricted stock, amounted to $53,000.

Net Income (Loss)

	Three Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$2,192	$(46)	$(2,238)	(102.1)%	3.1%	(0.1)%

We recognized a net loss of $46,000 for the three month period ended September 30, 2017 compared to net income $2.2 million during the same period of the prior year. Net operating income decreased by $3.8 million due to a $5.8 million decline in net revenue that was offset by a $2.0 million decline in operating expenses. The impact of our operating results resulted in a $3.6 million decrease in our provision for income taxes that was offset by a $1.1 million increase in interest expense and the $0.8 million favorable impact of our interest rate swap on the prior year.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The following factors affected our results of operations and cash flows for the nine months ended September 30, 2017 as compared to the same period of the prior year:

Financing

•

On May 19, 2017, we closed on a private offering of Notes and concurrently entered into the ABL Facility. The net proceeds from the offering of the Notes, together with borrowings under the ABL Facility, were used to repay outstanding borrowings, including accrued and unpaid interest, on our previously existing senior credit facilities consisting of the Term Loan B Revolver, and to pay fees and expenses incurred in connection with the Notes offering and the ABL Facility.

•	On February 28, 2017, we repaid $3.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $6,200 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $18,000 in unamortized debt issuance costs associated with the principal repayment.

•	On January 30, 2017, we repaid $2.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $4,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $12,000 in unamortized debt issuance costs associated with the principal repayment.

Acquisitions

•	On September 15, 2017, we closed on the acquisition of real property, including the land, towers and facilities, of radio station WSPZ-AM in Bethesda, Maryland for $1.5 million in cash.

•	On August 31, 2017, we acquired the TeacherTube.com website and related assets for $1.1 million in cash.

•	On August 31, 2017, we acquired the Intelligence Report newsletter and related assets valued at $2.5 million and we assumed deferred subscription liabilities of $2.9 million. We paid no cash to the seller upon closing.

•	On July 24, 2017, we closed on the acquisition of the FM translator construction permit in Eaglemount, Washington, for $40,000 in cash. The FM translator will be relocated to the Portland, Oregon market for use by our KDZR-AM radio station.

•	On July 6, 2017, we acquired the TradersCrux.com website and related assets for $0.3 million in cash. As part of the purchase agreement, we may pay up to an additional $0.1 million in contingent earn-out consideration within one year upon the achievement of income benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of TradersCrux.com to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $18,750, which approximates the discounted present value due to the earn-out of less than one year.

•	On June 28, 2017, we closed on the acquisition of an FM translator construction permit in Festus, Missouri for $40,000 in cash. The FM translator will be relocated to the St. Louis, Missouri market for use by our KXFN-FM radio station.

•	On June 8, 2017, we acquired a Portuguese Bible mobile application for $85,000 in cash. We may pay up to an additional $20,000 in contingent earn-out consideration over the next twelve months based on the achievement of certain revenue benchmarks.

•	On March 15, 2017, we acquired the website prayers-for-special-help.com for $0.2 million in cash.

•	On March 14, 2017, we closed on the acquisition of an FM translator construction permit in Quartz Site, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KPRZ-AM radio station.

•	On March 1, 2017, we closed on the acquisition of an FM translator construction permit in Roseburg, Oregon for $45,000 in cash. The FM translator will be relocated to the Portland, Oregon market for use by our KPDQ-AM radio station.

•	On January 16, 2017, we closed on the acquisition of an FM translator in Astoria, Oregon for $33,000 in cash. The FM translator will be relocated to the Seattle, Washington market for use by our KGNW-AM radio station.

•	On January 6, 2017, we closed on the acquisition of an FM translator construction permit in Mohave Valley, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KCBQ-AM radio.

Net Broadcast Revenue

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$149,768	$145,479	$(4,289)	(2.9)%	73.6%	74.0%
Same Station Net Broadcast Revenue	$148,523	$144,848	$(3,675)	(2.5)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2016		2017
	(Dollars in thousands)
Block program time:
National	$36,881	24.6%	$36,439	25.0%
Local	27,151	18.1	25,852	17.8
	64,032	42.7	62,291	42.8
Broadcast Advertising:
National	9,724	6.5	9,961	6.8
Local	47,792	31.9	43,365	29.8
	57,516	38.4	53,326	36.6
Station Digital	5,036	3.4	5,239	3.6
Infomercials	1,957	1.3	1,821	1.3
Network	12,930	8.6	13,198	9.1
Other Revenue	8,297	5.6	9,604	6.6
Net Broadcast Revenue	$149,768	100.0%	$145,479	100.0%

In late August 2017, our Houston broadcast market was impacted by Hurricane Harvey followed by Hurricane Irma in early September that impacted our Miami, Tampa and Orlando broadcast markets. We estimate total lost revenues from both storms to be approximately $0.1 million across all broadcast markets impacted, which includes orders cancelled in anticipation of the storms and losses for programs and advertisements that could not broadcast due to the loss of power.

The net decline in block programming revenue of $1.7 million includes a $1.3 million decline in programming on our Christian Teaching and Talk stations, a $0.5 million decline in programming on our Business stations and a $0.6 million decline programming previously generated from our Louisville market, which was offset by a $0.8 million increase programming on our News Talk stations. Declines, particularly from local programming, resulted from cancellations that we believe are due to increased competition from other broadcasters. Declines in national programming revenue reflect the non-renewal of a program that was featured on 19 of our Christian Teaching and Talk stations and declines in business programs as they pursue content that remains in compliance with securities rules and regulations. There were no changes in programming rates as compared to the same period of the prior year, however rates may be impacted in the future due to this increased competition for programming dollars.

Advertising revenue, net of agency commissions, decreased by $4.2 million of which $1.5 million was due to political advertising that was recognized during 2016 based on the elections cycle. The remaining $2.7 million decrease includes a $2.2 million decline in local advertising on our CCM stations, particularly in our Dallas market due to lower ratings and from higher competition from other broadcasters and a $0.6 million decrease in local advertising on our Christian Teaching and Talk stations. Higher competition from other broadcasters and agencies reduce the number of advertisements placed that in turns creates lower demand and lower rates, particularly for unsold spots. We have undertaken efforts to retool our music, image and promotions to capture a younger demographic that we believe will improve the ratings for our CCM stations in the Dallas market. We are beginning to see some improved ratings but it will take additional time to turn the improved ratings into improved revenue.

Digital revenue generated from our radio station and network websites increased $0.2 million, which reflects an increase in sales of licensed products through Salem Consumer Products. There were no changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue reflect our effort to feature programming that is tailored to our audience and consistent with our company values. We continue to seek alternatives to infomercial programs that we believe are not of interest to our audience.

Network revenue increased by $0.3 million, including a $0.6 million increase from a revenue share agreement and a $0.2 million increase in advertising sales with our national talk shows that we believe is attributable to our increased exposure and media presence during the 2016 presidential debates that were offset by a $0.5 million decline in political advertising revenue based on the 2016 election cycle.

Other revenue increased $1.3 million due to a $0.7 million increase in listener purchase program revenue from a higher audience demand with respect to participation in sales incentives and discount programs, a $0.5 million increase in event revenue due to higher attendance and ticket sales for local events such as concerts and speaking events, and a $0.1 million increase in broadcast tower rental fees.

On a Same Station basis, net broadcast revenue decreased $3.7 million, which reflects these items net of the impact of stations that were acquired or are operating under different formats.

Net Digital Media Revenue

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$34,056	$31,998	$(2,058)	(6.0)%	16.7%	16.3%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Nine Months Ended September 30,
	2016		2017
	(Dollars in thousands)
Digital Advertising, Net	$19,727	57.9%	$18,391	57.5%
Digital Streaming	3,360	9.9	3,371	10.5
Digital Subscriptions	4,550	13.3	4,766	14.9
Digital Downloads	4,118	12.1	3,644	11.4
e-commerce	1,799	5.3	1,558	4.9
Other Revenue	502	1.5	268	0.8
Net Digital Media Revenue	$34,056	100.0%	$31,998	100.0%

Digital advertising revenue, net of agency commissions, declined by $1.3 million on a consolidated basis. This decline was attributable to lower page views on our conservative opinion websites, primarily Townhall Media, as compared to the same period of the prior year due to the timing of the 2016 election. Page views for conservative opinion websites are typically higher during election years due to higher level of interest in content, both desktop and mobile. Changes in the Facebook newsfeed algorithm have negatively impacted the volume of our desktop page views. Page views from Facebook declined 25.4% as compared to the same period of the prior year. To offset declines in page views generated from Facebook, we have continued to develop and promote the use of mobile applications, particularly for our Christian mobile applications. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue.

Digital streaming revenue was consistent with the prior year with no changes in sales volume or rates.

Digital subscription revenue increased by $0.2 million due to higher distribution levels from acquisitions including Retirement Watch and Turner Investment Products in 2016 and Intelligence Reporter in August of 2017, that were partially offset by a decline in the number of subscribers to Skousen’s Five Star Trader and Fast Money Alert newsletters. There were no changes in subscriber rates as compared to the same period of the prior year.

Digital download revenue declined by $0.5 million due to a lower volume of downloads generated as compared to the same period of the prior year. Of this decline, $0.3 million was attributable to WorshipHouseMedia.com and $0.2 million was attributable to SermonSpice.com. Declines in downloads of third-party produced videos are common throughout the industry as users become more adept at creating their own content. We believe that our content is unique and valuable and that the number of downloads of our content will not be impacted as severely by user created content. In addition, there was a lower volume of downloads as compared to the same period of the prior year due in part to content in 2016 that covered the 15th anniversary of the September 11th terrorist attacks. There were no changes in rates charged to our customers for digital downloads as compared to the same period of the prior year.

E-commerce revenue declined by $0.2 million due to discounts offered on products sold through our wellness website. The average price per unit declined 15% with a 2% decline in the number of products sold. The discounts result from increased competition in the online market place that is driving prices down.

Other revenue includes event revenue, revenue sharing arrangements for purchases made from applications, and mail list rentals. The decrease of $0.2 million reflects the impact of a Townhall and Red State Gathering event held during third quarter of 2016 leading up to the presidential election.

Net Publishing Revenue

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$19,802	$19,048	$(754)	(3.8)%	9.7%	9.7%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Nine Months Ended September 30,
	2016		2017
	(Dollars in thousands)
Book Sales	$14,242	71.9%	$13,594	71.4%
Estimated Sales Returns & Allowances	(4,082)	(20.6)	(2,969)	(15.6)
E-Book Sales	1,712	8.7	1,463	7.7
Self-Publishing Fees	4,680	23.6	3,972	20.8
Print Magazine Subscriptions	1,087	5.5	892	4.7
Print Magazine Advertisements	726	3.7	605	3.2
Digital Advertising	583	2.9	545	2.8
Other Revenue	854	4.3	946	5.0
Net Publishing Revenue	$19,802	100.0%	$19,048	100.0%

On a consolidated basis, book sales declined by $0.6 million due to a $1.9 million decline in book sales from Regnery Publishing that were offset by a $1.2 million increase in book sales from Salem Author Services, our self-publishing operations of Xulon Press and Mill City Press. Regnery Publishing book sales declined 16% in volume with a 1% reduction in the average price per unit sold. The $1.2 million increase in book sales generated from Salem Author Services included a $1.1 million increase from Mill City Press, which we acquired on August 1, 2016, and a $0.1 million increase in book sales from Xulon Press™. These results include the impact of Hurricane Irma, which resulted in delays in production due to the loss of power in the Orlando area. We estimate the impact to be approximately $0.2 million of revenue for the three months ended September 30, 2017. There were no changes in rates charged as compared to the same period of the prior year. Sales of books through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

The $1.1 million decrease in estimated sales returns and allowances resulted from lower sales of Regnery Publishing print books, a reduction in the historical average return rate for Regnery Political books and a reduction to the reserve associated with backlist titles.

Regnery Publishing e-book sales decreased $0.2 million due to a decrease in sales volume of 6% and a decrease of 18% in the average price per unit sold. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.7 million which includes a $1.3 million decline in sales volume from Xulon Press™ that was offset by a $0.6 million increase in sales volume from Mill City Press, which was acquired in August 2016. There were no changes in self-publishing fees charged to authors as compared to the same period of the prior year. We believe that our ability to cross-promote our self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

Declines in print magazine subscription and print magazine advertising revenue are due to the continual decline within this business and our planned reduction in the number of print publications produced. We ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine as of the May 2017 publication due to continual declines in the number of subscribers. Lower demand and distribution levels resulted in corresponding declines in advertising revenues.

Digital adverting revenue decreased $38,000 due to the closure of the Salem Publishing Homecoming website and transfer of the Preaching.com and Youthworker.com websites to our Salem Web Network division with the ceasing of publications of these print magazines. There were no changes in sales volume or rates.

Other revenue consists of miscellaneous sources such as change fees, trailers and website revenues. The increase of $0.1 million was generated by Mill City Press that was acquired on August 1, 2016.

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$109,455	$108,807	$(648)	(0.6)%	53.8%	55.4%
Same Station Broadcast Operating Expenses	$108,144	$107,964	$(180)	(0.2)%

Broadcast operating expenses declined by $0.6 million including a $0.9 million reduction in sales-based commissions and incentives consistent with lower revenues, a $0.7 million favorable litigation matter, and a $0.3 million decline in music license fees, that were offset by a $0.7 million increase in bad debt expense, a $0.4 million increase in payroll related costs associated with higher personnel levels and annual rate increases, and a $0.2 million increase in non-cash stock-based compensation expense.

On a same-station basis, broadcast operating expenses decreased by $0.2 million. The decrease in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions and format changes and the impact of the Louisville market LMA.

Digital Media Operating Expenses

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$26,815	$25,241	$(1,574)	(5.9)%	13.2%	12.8%

Digital media operating expenses declined by $1.6 million due to a $0.6 million reduction in sales-based commissions and incentives, a $0.4 million reduction in advertising and promotion costs, a $0.4 million reduction in royalties and a $0.3 million decrease in travel and entertainment costs that were offset by a $0.1 million increase in bad debt expenses.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$19,951	$18,705	$(1,246)	(6.2)%	9.8%	9.5%

Publishing operating expenses declined by $1.2 million of which $0.6 million was due to a reduction in the consolidated cost of goods sold. Cost of goods sold reflects a $1.4 million decline for Regnery Publishing based on a reduction in the number of books sold and a $0.2 million decline for Salem Publishing, which reduced the number of print publications produced, offset by a $1.0 million increase in the cost of goods sold for Salem Author Services. The gross profit margin for Regnery Publishing was 52% for the nine months ended September 30, 2017 as compared to 48% for the same period of the prior year. Regnery Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was 27% for the nine months ended September 30, 2017 as compared to 31% for the same period of the prior year due to higher paper costs. In addition, there was a $0.7 million decline in payroll related expenses and a $0.2 million decline in travel and entertainment expenses that were offset by a $0.3 million increase in advertising and promotion expenses.

Unallocated Corporate Expenses

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$11,928	$13,183	$1,255	10.5%	5.9%	6.7%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The net increase of $1.3 million includes a $0.9 million non-cash stock-based compensation charge associated with restricted stock awards and a $0.5 million increase in net payroll related costs due to higher staffing levels and annual rate increases that were offset by a $0.2 million decrease professional fees.

Impairment of Long-Lived Assets

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$700	$—	$(700)	(100.0)%	0.3%	—%

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. At that time we evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell and recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price at that time. In December 2012, after several purchase offers for the land were terminated, we obtained a third-party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land. While we continued to market the land for sale and had no intention to use the land in our operations, we had not received successful offers. Based on the amount of time that the land had been held for sale, we obtained a third-party valuation for the land as of June 2016. Based on this fair value appraisal, we recorded an additional $0.7 million impairment charge associated with the land during the three months ended June 30, 2016. In August 2017, we received an escrow deposit under an agreement to sell the land in Covina, California for $1.0 million dollars. The land is recorded in assets held for sale and has not been used in operations. The sale is subject to the buyer’s ability complete due diligence on their expected use of the land and is currently expected to close in the latter half of 2020.

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

Depreciation Expense

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$8,950	$9,171	$221	2.5%	4.4%	4.7%

Depreciation expense increased $0.2 million compared to the same period of the prior year. The increase reflects the impact of recent capital expenditures associated with computer software and office equipment that have shorter estimated useful lives than towers and broadcast assets. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$3,673	$3,420	$(253)	(6.9)%	1.8%	1.7%

The decline in amortization expense reflects the impact of the intangible assets acquired with Eagle Publishing and WorshipHouseMedia.com that were fully amortized as during 2017, compared to generating amortization expense of $0.9 million during the prior year that were offset with the $0.6 million amortization of intangible assets acquired related to 2016 acquisitions of Cycle Prophet in September 2016 and Mill City Press in September 2016. There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(458)	$(54)	$404	(88.2)%	(0.2)%	—%

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

During the nine month period ended September 30, 2017, we decreased the estimated fair value of our contingent earn-out liabilities by $54,000 compared to a net decrease of $458,000 during the same period of the prior year. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our Condensed Consolidated financial statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Net Gain on the Sale or Disposal of Assets

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Gain on the Sale or Disposal of assets	$(2,008)	$(410)	$1,598	(79.6)%	(1.0)%	(0.2)%

The net gain on the sale or disposal of assets of $0.4 million for the nine month period ended September 30, 2017 includes a $0.5 million gain from the sale of a former transmitter site in our Dallas, Texas market and a $16,000 net gain from disposals within our print magazine segment that was offset a $77,000 loss related to transmitter equipment in Dallas, Texas that is no longer in use in addition to various other fixed asset disposals. We recorded a net loss of $2,000 for equipment damaged in our Tampa, Florida market as a result of hurricane Irma in September 2017.

The net gain on the sale or disposal of assets of $2.0 million for the nine month period ended September 30, 2016 includes a $1.9 million gain on the sale of our Miami tower site and $0.7 million gain from a land easement in our South Carolina market offset by a $0.4 million charge associated with the relocation of our offices in the Washington D.C. market and various losses from fixed asset disposals.

Other Income (Expense)

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$4	$3	$(1)	(25.0)%	—%	—%
Interest Expense	(11,252)	(12,156)	(904)	8.0%	(5.5)%	(6.2)%
Change in the Fair Value of Interest Rate Swap	(1,325)	357	1,682	(126.9)%	(0.7)%	0.2%
Loss on Early Retirement of Long-Term Debt	(32)	(2,775)	(2,743)	8,571.9%	—%	(1.4)%
Net Miscellaneous Income and (Expenses)	7	(80)	(87)	(1,242.9)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement prior to termination, and non-cash accretion associated with deferred installments and contingent earn-out consideration associated with our acquisition activity. The increase of $0.9 million reflects the Notes outstanding as of the period ending September 30, 2017 with interest payable in December 2017, as compared to the Term Loan B during the same period of the prior year.

The $1.7 million favorable impact of change in the fair value of interest rate swap reflects the mark-to-market impact prior to the termination of our swap agreement on May 19, 2017. There was no loss on early retirement of long-term debt as compared to the same period of the prior year when a repayment was made on our then outstanding Term Loan B.

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

Net miscellaneous income and expenses includes royalty income and usage fees for real estate properties. During the nine months ending September 30, 2017, we recorded a non-recurring loss of $78,000 on an investment.

Provision for Income Taxes

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$6,121	$1,506	$(4,615)	(75.4)%	3.0%	0.08%

Our provision for income taxes decreased $4.6 million to $1.5 million for the nine months ended September 30, 2017 compared to $6.1 million for the same period of the prior year due to the $1.6 million out-of-period adjustment recognized at September 30, 2016 and the impact of our current period tax analysis that reflects pre-tax operating income of $0.1 million with no changes in our annualized tax adjustments. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 39.7% for the nine months ended September 30, 2017 compared to 50.9% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income (Loss)

	Nine Months Ended September 30,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$5,901	$2,286	$(3,615)	(61.3)%	2.9%	1.2%

We recognized net income of $2.3 million for the nine month period ended September 30, 2017 compared to $5.9 million in the same period of the prior year. The $3.6 million decline includes a $6.2 million decline in net operating income, a $2.7 million increase in loss on the early retirement of long-term debt, and a $0.9 million increase in interest expense offset by a $4.6 million decrease in our provision for income taxes and a $1.7 million favorable impact of the change in fair value of our interest rate swap.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$51,052	$48,424	$149,768	$145,479
Net broadcast revenue – acquisitions	―	(58)	—	(398)
Net broadcast revenue – dispositions	(382)	(45)	(1,187)	(131)
Net broadcast revenue – format change	―	―	(58)	(102)
Same Station net broadcast revenue	$50,670	$48,321	$148,523	$144,848

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$37,434	$37,040	$109,455	$108,807
Broadcast operating expenses – acquisitions	(9)	(102)	(9)	(635)
Broadcast operating expenses – dispositions	(412)	―	(1,214)	(102)
Broadcast operating expenses – format change	―	―	(88)	(106)
Same Station broadcast operating expenses	$37,013	$36,938	$108,144	$107,964

Reconciliation of Station Operating Income to Same Station Operating Income
Station Operating Income	$13,618	$11,384	$40,313	$36,672
Station operating (income) loss –acquisitions	9	44	9	237
Station operating (income) loss – dispositions	30	(45)	27	(29)
Station operating (income) loss – format change	―	―	30	4
Same Station – Station Operating Income	$13,657	$11,383	$40,379	$36,884

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$51,052	$48,424	$149,768	$145,479
Less broadcast operating expenses	(37,434)	(37,040)	(109,455)	(108,807)
Station Operating Income	$13,618	$11,384	$40,313	$36,672

Net digital media revenue	$11,999	$10,446	$34,056	$31,998
Less digital media operating expenses	(9,172)	(8,169)	(26,815)	(25,241)
Digital Media Operating Income	$2,827	$2,277	$7,241	$6,757

Net publishing revenue	$8,221	$6,563	$19,802	$19,048
Less publishing operating expenses	(8,020)	(6,686)	(19,951)	(18,705)
Publishing Operating Income (Loss)	$201	$(123)	$(149)	$343

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Reconciliation of Net Income (Loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income (Loss)	$2,192	$(46)	$5,901	$2,286
Plus provision for income taxes	3,763	170	6,121	1,506
Plus loss on early retirement of long-term debt	18	―	32	2,775
Plus change in fair value of interest rate swap	(856)	―	1,325	(357)
Plus interest expense, net of capitalized interest	3,726	4,802	11,252	12,156
Less interest income	(1)	(1)	(4)	(3)
Less net miscellaneous (income) and expenses	(7)	80	(7)	80
Net operating income	$8,835	$5,005	$24,620	$18,443
Less net (gain) loss on the sale or disposal of assets	(457)	95	(2,008)	(410)
Less change in the estimated fair value of contingent earn-out consideration	(196)	(12)	(458)	(54)
Plus impairment of long-lived assets	―	―	700	―
Plus impairment of indefinite-lived long-term assets other than goodwill	―	―	―	19
Plus depreciation and amortization	4,317	4,217	12,623	12,591
Plus unallocated corporate expenses	4,147	4,233	11,928	13,183
Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$16,646	$13,538	$47,405	$43,772

Station Operating Income	$13,618	$11,384	$40,313	$36,672
Digital Media Operating Income	2,827	2,277	7,241	6,757
Publishing Operating Income (Loss)	201	(123)	(149)	343
	$16,646	$13,538	$47,405	$43,772

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Net income (loss)	$2,192	$(46)	$5,901	$2,286
Plus interest expense, net of capitalized interest	3,726	4,802	11,252	12,156
Plus provision for income taxes	3,763	170	6,121	1,506
Plus depreciation and amortization	4,317	4,217	12,623	12,591
Less interest income	(1)	(1)	(4)	(3)
EBITDA	$13,997	$9,142	$35,893	$28,536
Less net (gain) loss on the sale or disposal of assets	(457)	95	(2,008)	(410)
Less change in the estimated fair value of contingent earn-out consideration	(196)	(12)	(458)	(54)
Plus impairment of long-lived assets	―	―	700	―
Plus impairment of indefinite-lived long-term assets other than goodwill	―	―	―	19
Plus changes the fair value of interest rate swap	(856)	―	1,325	(357)
Plus net miscellaneous (income) and expenses	(7)	80	(7)	80
Plus loss on early retirement of long-term debt	18	―	32	2,775
Plus non-cash stock-based compensation	134	268	458	1,693
Adjusted EBITDA	$12,633	$9,573	$35,935	$32,282

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

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

We have accounted for acquisitions for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. Approximately 71% of our total assets at September 30, 2017, consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

We recorded a net decrease to our estimated contingent earn-out liabilities of $54,000 for the nine months ended September 30, 2017 and net decrease of $458,000 during the same period of the prior year. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration.

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

Allowance for Doubtful Accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally not written-off until all collection efforts have been exhausted, including use of a collections agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter advertising revenue included in broadcast revenue for the three and nine month periods ended September 30, 2017 was approximately $1.6 million and $4.1 million, respectively, and $1.4 million and $3.8 million for the three and nine month periods ended September 30, 2016, respectively. Barter expenses included in broadcast operating expense for the three and nine month periods ended September 30, 2017 was approximately $1.6 million and $3.9 million, respectively, and $1.3 million and $3.7 million for the three and nine month periods ended September 30, 2016, respectively. Barter advertising revenue included in digital media revenue for the three and nine month periods ended September 30, 2017 was approximately $7,000 and $47,000, respectively, and $14,000 and $36,000 for the three and nine month periods ended September 30, 2016, respectively. Barter expenses included in digital media operating expense for the three and nine month periods ended September 30, 2017 was approximately $1,000 and $84,000, respectively, and $18,000 and $24,500 for the three and nine month periods ended September 30, 2016, respectively.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.8 million at September 30, 2017 and December 31, 2016. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

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

For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of September 30, 2017 and December 31, 2016 to offset $4.2 million of the deferred tax assets related to the state net operating loss carryforwards and $0.3 million associated with asset impairments.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the nine month period ended September 30, 2017, we did not recognize liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at September 30, 2017. Our evaluation was performed for all tax years that remain subject to examination, which range from 2013 through 2016. There is currently one tax examination in process. The City of New York began their audit of Salem’s 2013 and 2014 tax filings. We do not anticipate any material or significant results from the audit.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds have been operating cash flow, borrowings under credit facilities and proceeds from the sale of selected assets or businesses. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from these sources. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have assessed the current and expected economic outlook and our current and expected needs for funds and we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months.

Our cash and cash equivalents decreased to $4,000 as of September 30, 2017 as compared to $130,000 at December 31, 2016. Working capital decreased $20.7 million to ($5.3) million at September 30, 2017 compared to $15.4 million at December 31, 2016 due to a $9.4 million reclass of current deferred income tax assets upon adoption of ASU 2015-17, a $6.4 million increase in accrued interest on the Notes and a $6.1 million increase in Revolver debt on the ABL.

Operating Cash Flows

Our largest source of operating cash inflows are receipts from customers in exchange for advertising and programming. Other sources of operating cash inflows include receipts from customers for digital downloads and streaming, book sales, subscriptions, self-publishing fees, ticket sales, sponsorships, and vendor promotions. A majority of our operating cash outflows consist of payments to employees, such as salaries and benefits, and vendor payments under facility and tower leases, talent agreements, inventory purchases and recurring services such as utilities and music license fees. Our operating cash flows are subject to factors such as fluctuations in preferred advertising media and changes in demand caused by shifts in population, station listenership, demographics, and audience tastes. In addition, our operating cash flows may be affected if our customers are unable to pay, delay payment of amounts owed to us, or if we experience reductions in revenue, or increases in costs and expenses.

Net cash provided by operating activities during the nine month period ended September 30, 2017 decreased by $1.4 million to $25.2 million compared to $26.5 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Net operating income decreased to $2.3 million compared to $5.9 million for the same period of the prior year;
•	Net accounts receivable decreased $1.4 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, increased to 66 days at September 30, 2017 compared to 65 days for the same period of the prior year;
•	Net accounts payable and accrued expenses increased $4.5 million to $16.1 million for the nine month period ended September 30, 2017 compared to a decrease of $2.7 million to $19.2 million for the same period of the prior year; and
•	Net inventories on hand increased $0.1 million to $0.8 million at September 30, 2017 compared to a decrease of $0.1 million to $0.7 million for the same period of the prior year.

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

We plan to fund future purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities. These transactions include the acquisition of WSPZ-AM in our Washington DC market for $0.6 million and an option to acquire radio station KHTE-FM, Little Rock, Arkansas, for $1.2 million in cash during the TBA period under which we are programming the station. The 36 month TBA began on April 1, 2015, and contains an option to extend to 48 months.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $8.4 million during the remainder of 2017.

Net cash used in investing activities during the nine month period ended September 30, 2017 decreased $2.5 million to $9.9 million compared to $12.4 million during the same period of the prior year. The decrease in cash used for investing activities includes:

•	Cash paid for acquisitions decreased $3.8 million to $3.4 million compared to $7.2 million during the same period of the prior year;
•	Cash paid for capital expenditures decreased $0.4 million to $6.8 million compared to $7.2 million during the same period of the prior year; and
•	Cash paid for capital expenditures reimbursable under tenant improvement allowances decreased $0.4 million to $0.1 million compared to $0.5 million during the same period of the prior year; and
•	Proceeds from the sale of assets decreased $2.5 million to $0.6 million compared to $3.1 million during the same period of the prior year.

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

We believe that cash payments for deferred installments and contingent earn-out consideration that were entered contemporaneously with an acquisition are appropriately recorded as financing activities. These payments are similar to seller financing arrangements in that cash payments are typically due one to three years after the acquisition date. We referred to guidance in FASB ASC Topic 230-10-45-13 (c) which states that only advance payments, down payments, or other amounts paid at the time of purchase or soon before or after a purchase of property, plant and equipment and other productive assets are investing cash outflows. The guidance clarifies that incurring directly related debt to the seller is a financing transaction and that subsequent payments of that debt are financing cash outflows. This is consistent with the guidance in FASB ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows issued in August 2016. During the nine month period ended September 30, 2017, we paid $14,000 in cash for contingent earn-out consideration due under acquisition agreements and $0.2 million in cash for deferred installments.

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

During the six month period ended June 30, 2017, the principal balances outstanding under our previous credit facilities ranged from $258.0 million to $263.5 million. During the nine month period ended September 30, 2017, the principal balances outstanding under the Notes and ABL Facility ranged from $258.0 million to $268.6 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

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

Net cash used in financing activities during the nine month period ended September 30, 2017 increased by $1.3 million to $15.4 million from $14.1 million during the same period of the prior year. The decrease in cash used for financing activities includes:

•	We paid the remaining principal balance outstanding on the Term Loan B of $258.0 million and terminated the Term Loan B;
•	We paid the remaining principal outstanding on the Revolver and terminated the related credit agreement;
•	We issued the 6.75% Senior Secured Notes and received gross proceeds of $255.0 million upon issuance;
•	We entered into the ABL Facility for $30.0 million and borrowed $39.8 million of proceeds thereunder;
•	We subsequently repaid $33.2 million on the ABL Facility;
•	We paid $0.2 million of cash against deferred installments due under our purchase agreements during the nine month period ended September 30, 2017 compared to $3.4 million during the same period of the prior year;
•	We paid $14,000 of cash due for amounts earned under the contingent earn-out provision of our purchase agreements during the nine month period ended September 30, 2017 compared to $0.1 million during the same period of the prior year;
•	The book overdraft use increased $1.8 million to $1.1 million use as of the period ended September 30, 2017 compared to a $0.7 million source for the same period of the prior year; and
•	We paid cash equity distributions of $5.1 million on our Class A and Class B common stock compared to $5.0 million for the same period of the prior year.

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

6.75% Senior Secured Notes

On May 19, 2017, we issued in a private placement the Notes, which were guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless earlier redeemed or repurchased. Interest initially accrues on the Notes from May 19, 2017 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2017.

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

We are required to pay $17.2 million per year in interest on the Notes. As of September 30, 2017, accrued interest on the Notes was $6.4 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and nine month periods ended September 30, 2017, $0.2 million and $0.3 million, respectively, of debt issuance costs associated with the Notes were recognized as interest expense.

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

We incurred debt issue costs of $0.6 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and nine month periods ended September 30, 2017, $63,000 and $86,000, respectively, of debt issue costs associated with the Notes were recognized as interest expense. At September 30, 2017, the blended interest rate on amounts outstanding under the ABL Facility was 2.98%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For each of the three months ended September 30, 2017 and 2016, approximately $0 and $51,000, respectively, of the discount associated with the Term Loan B was recognized as interest expense. For each of the nine months ended September 30, 2017 and 2016, approximately $74,000 and $155,000, respectively, of the discount associated with the Term Loan B was recognized as interest expense.

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

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For each of the three months ended September 30, 2017 and 2016, approximately $0 and $140,000, respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense. For each of the nine months ended September 30, 2017 and 2016, approximately $203,000 and $423,000 respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For each of the three month periods ended September 30, 2017 and 2016, we recorded amortization of deferred financing costs of approximately $0 and $17,000. For each of the nine month periods ended September 30, 2017 and 2016, we recorded amortization of deferred financing costs of approximately $26,000 and $52,000.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2016	As of September 30, 2017
	(Dollars in thousands)
6.75% Senior Secured Notes	$—	$255,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	—	(6,004)
6.75% Senior Secured Notes net carrying value	—	248,996
Asset-Based Revolving Credit Facility principal outstanding	—	6,629
Term Loan B principal amount	263,000	—
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(2,371)	—
Term Loan B net carrying value	260,629	—
Revolver principal outstanding	477	—
Capital leases and other loans	568	491
Long-term debt and capital lease obligations less unamortized debt issuance costs	261,674	256,116
Less current portion	(590)	(6,741)
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$261,084	$249,375

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2017:

•	Outstanding borrowings of $6.6 million under the ABL Facility, with interest payments due at LIBOR plus 1.5% to 2.0% per annum;

•	$255.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75% ; and

•	Commitment fee of 0.25% to 0.375% on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2016 and September 30, 2017 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2017 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2018	$6,741
2019	108
2020	107
2021	121
2022	43
Thereafter	255,000
$262,120

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

	As of December 31, 2016	As of September 30, 2017
	(Dollars in thousands)
Fair value of interest rate swap	$514	$—

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

There was no change in our internal control over financial reporting during the three month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) a description of certain risks and uncertainties that could affect our business, future performance or financial condition, which was updated or supplemented by risk factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and our Quarterly report on Form 10-Q for the quarter ended June 30, 2017 (collectively, the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors, as updated and supplemented, prior to making an investment decision with respect to our stock. There are no material changes from the Risk Factors disclosed in the 2016 Annual Report and the Form 10-Q for the quarter ended June 30, 2017.

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

SALEM MEDIA GROUP, INC.
November 8, 2017
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 8, 2017
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Employment Agreement with David A.R. Evans dated as of September 15, 2017.	8-K	000-26497	09/19/2017	99.1
10.2	Assignment and Assumption of Real Property Rights and Obligations under Asset Purchase Agreement dated September 12, 2017 between AM 570 LLC and Salem Radio Properties, Inc.	8-K	000-26497	09/20/2017	10.1
10.3	Local Programming and Marketing Agreement dated September 15, 2017 between AM 570 LLC and Salem Media of Virginia, Inc.	8-K	000-26497	09/20/2017	10.2
10.4	Asset Purchase Agreement dated September 15, 2017 between AM 570 LLC and Salem Media of Virginia, Inc.	8-K	000-26497	09/20/2017	10.3
10.5	Transmitter Site Lease Agreement dated September 15, 2017 between Salem Radio Properties, Inc. and AM 570, LLC.	8-K	000-26497	09/20/2017	10.4	-
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10Q for the three and nine months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

