Form 10-K
period 2017-12-31
SALEM MEDIA GROUP, INC. /DE/
filed 2018-03-16
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company    ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $78,674,071 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at March 8, 2018
Common Stock, $0.01 par value per share	20,615,426 shares
Class B	Outstanding at March 8, 2018
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2017 Radio Market Survey Schedule & Population Rankings published by Nielsen Audio (“Nielsen”). According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2018 by Nielsen.

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

Our goal is to produce and deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk to be considered the market leader for all audiences, programmers and advertisers. Our integrated multimedia platform includes traditional forms of media, such as radio broadcasting, print magazines and book publishing as well as emerging forms of media, such as websites, mobile applications and digital publications. We pursue the ongoing expansion of our media platform as the marketplace evolves while aggressively managing operating costs and cash flows. Expansion opportunities include increasing the strength and reach of our broadcast signals, investing in and building Internet websites, promoting our authors and on-air talent, and increasing the distribution and page views for our print and digital content. Our national presence in each of these mediums provides advertisers and programmers with a powerful and integrated platform to reach audiences throughout the United States without compromising the sense of community involvement and branding that we generate locally with sponsored events and promotions.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. Our radio stations carry national and local programming content as well as advertising from national and local customers. We produce and sponsor a number of community events that we believe are important in building our brand identity. We also believe that our active community involvement, including remote broadcasts, client events, concerts and tie-ins to major events, builds station awareness and listener loyalty. We promote our station websites on-air and at community events to direct participants to our websites specifically designed for each of our radio stations. Our audiences can access our library of digital content and online publications from any of our station websites.

To operate our broadcast entities efficiently, we assemble market clusters, or multiple radio stations operating within the same geographic market. Several benefits are achievable when operating market clusters. First, we are able to offer advertisers and programmers access to multiple audiences by providing airtime on each radio station in that market when advantageous. Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support, promotional functions and other shared overhead costs, such as rent, when possible. Third, the addition of new radio stations into existing markets allows us to leverage our hands-on knowledge of that market to increase our appeal to new audiences and advertisers.

Salem Radio Network® and Salem Media Representatives™

Our broadcasting operation includes our national network of affiliated radio stations. Salem Radio Network® (“SRN”), based in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRN delivers programming via satellite to approximately 3,100 affiliated radio stations throughout the United States, including several of our Salem-owned stations. We also own and operate SRN News Network (“SNN”), Today’s Christian Music (“TCM”) and Singing News Network, which are radio networks that produce and distribute talk, news and music programming to radio stations throughout the United States, including several of our Salem-owned stations.

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

Digital Media

Our digital strategy is to operate a web-based platform designed to provide content for audiences interested in Christian and family-themed content and conservative news and opinion. The Internet continues to change the way in which media is delivered to audiences. Continual advancements with online search engines, social media sites and mobile applications provides consumers with numerous methods to locate specific information and content online. Our editorial staff, including our on-air personalities, provide digital commentaries, programs, text, audio and video content that we believe to be knowledge-based, credible and reliable. Our highly specific digital content provides advertisers a unique and powerful way to reach their targeted audiences.

Publishing

Our publishing strategy mirrors that of our other operating segments−to build and maintain a distribution network targeting audiences interested in Christian and family-themed content as well as conservative news and opinion. Our publishing operating segment includes three businesses: (1) Regnery Publishing is a traditional book publisher that has published dozens of bestselling books by leading conservative, Christian and history authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D’Souza; (2) Salem Author Services is a self-publishing service for authors through Xulon Press, Mill City Press and Bookprinting.com; and (3) Singing News® magazine, previously Salem Publishing™ which produces and distributes a print magazine for readers interested in southern gospel music.

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

Technical Improvements

We acquired several FM translators and FM translator construction permits and one radio station during the year ended December 31, 2017. Construction permits provide us the authority to construct new FM translators or make changes in our existing facilities that can increase our audience by providing enhanced coverage and reach in existing AM broadcast markets. FM translators allow our AM stations to be heard on FM. We completed seven digital acquisitions, including websites, domain names, mobile applications and a digital newsletter, to expand our digital media platform. We continue to build or purchase websites that allow our audiences to view our content online or through digital streaming. Our digital content is available on numerous iPhone® and Android applications. Each of our radio stations and several of our websites, have iPhone® and Android applications that can be used to view our content or digital streaming on mobile devices.

Sales Professionals

We have assembled an effective, highly trained sales staff that is responsible for converting our audience share into revenue. We operate a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure. Our sales professionals are provided with the tools and resources necessary to compete effectively in the marketplace. We sell and market our platforms as stand-alone products or in combination with other offerings. Based on our experience, we tailor our advertising campaigns to provide comprehensive solutions for our customers. Our campaigns may include specific geographic coverage areas, event sponsorships, special promotions, e-mail sponsorships, print advertisements, and digital media elements such as banner advertisements, social media distribution, site retargeting and search engine marketing.

Significant Community Involvement

We expect our public image to reflect the lifestyle and viewpoints of the target demographic groups that we serve. We regularly collaborate with organizations that serve Christian and family-themed audiences as well as sponsor and support events that are important to this group. We believe that our ongoing active involvement and our strong relationships within the Christian community provide us with a unique competitive advantage that significantly improves the marketability of our media platform to advertisers and programmers targeting such communities. Our sponsored events include listener rallies, speaking tours, pastor appreciation events and concerts such as our Celebrate Freedom® Music Festivals and FishfestTM concerts. Local events such as these connect us with our audience and enable us to create an enhanced awareness and name recognition in each of our markets. With this involvement, we can increase the effectiveness of developing and improving our programming, which can contribute to a greater audience share and higher ratings over time.

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

Recent Events

During the year ended December 31, 2017, we completed or entered into the following transactions:

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

Equity

On December 7, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on December 29, 2017 to all Class A and Class B common stockholders of record as of December 18, 2017.

On September 12, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on September 29, 2017 to all Class A and Class B common stockholders of record as of September 22, 2017.

On August 9, 2017, a restricted stock award of 33,066 shares was granted to an executive that vested immediately. The fair value of the restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. The restricted stock award contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until 90 days from the vesting date. The recipient of this restricted stock award is entitled to all of the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The award was considered issued and outstanding from the vest date of grant.

On June 1, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on June 30, 2017 to all Class A and Class B common stockholders of record as of June 16, 2017.

On March 9, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on March 31, 2017 to all Class A and Class B common stockholders of record as of March 20, 2017.

On February 24, 2017, a restricted stock award of a total of 178,592 shares was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until three months from the vesting date. Recipients of these restricted stock awards were entitled to all the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

Acquisitions – Broadcast

On November 22, 2017, we closed on the acquisition of radio station WSPZ-AM (now WWRC-AM) in Bethesda, Maryland for $0.6 million in cash from a related party.

On September 15, 2017, we closed on the acquisition of real property, including the land, tower and broadcasting facilities, of radio station WSPZ-AM (now WWRC-AM) in Bethesda, Maryland for $1.5 million in cash.

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

A summary of our business acquisitions and asset purchases during the year ended December 31, 2017, none of which were individually or in the aggregate, material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
November 22, 2017	WWRC-AM (formerly WSPZ-AM) in Bethesda, Maryland (business acquisition)	$620
September 15, 2017	Real property of radio station WSPZ-AM in Bethesda, Maryland (business acquisition)	1,500
August 31, 2017	TeacherTube.com (business acquisition)	1,100
August 31, 2017	Intelligence Reporter newsletter (business acquisition)	—
July 24, 2017	FM Translator construction permit, Eaglemount, Washington (asset acquisition)	40
July 6, 2017	TradersCrux.com (business acquisition)	298
June 28, 2017	FM Translator construction permit, Festus, Missouri (asset acquisition)	40
June 8, 2017	Portuguese Bible Mobile Applications (business acquisition)	82
March 15, 2017	Prayers for Special Help (business acquisition)	245
March 14, 2017	FM Translator construction permit, Quartz Site, Arizona (asset purchase)	20
March 1, 2017	FM Translator construction permit, Roseburg, Oregon (asset purchase)	45
January 16, 2017	FM Translator, Astoria, Oregon (asset purchase)	33
January 1, 2017	FM Translator construction permit, Mohave Valley, Arizona (asset purchase)	20
		$4,043

Divestitures

On December 28, 2017, we sold real property, including the land, tower and broadcasting facilities, of radio station WSPZ-AM (now WWRC-AM) in Bethesda, Maryland for $1.9 million in cash. We recorded a pre-tax gain on the sale of approximately $0.4 million.

On June 1, 2017, we received $0.6 million in cash for a former transmitter site in our Dallas, Texas market that we had leased to a third party.

Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™. The Magazine upon delivery of the May 2017 print publications. On May 30, 2017, we received $10,000 for Preaching Magazine™ and YouthWorker Journal™. The purchaser assumed all deferred subscription liabilities for these publications resulting in a pre-tax gain on the sale of assets of approximately $56,000.

On January 3, 2017, Word Broadcasting began operating our Louisville radio stations (WFIA-AM; WFIA-FM; WGTK-AM) under a twenty-four month Time Brokerage Agreement (“TBA”). We received $0.5 million in cash associated with an option for Word Broadcasting Network to acquire the radio stations during the term.

Pending Transactions

On December 29, 2017, we entered into two Local Marketing Agreements (“LMA”) to program radio stations KPAM-AM and KKOV-AM in Portland, Oregon. We began operating the radio stations on January 2, 2018. The LMA’s have a 12-month term.

On December 1, 2017, we entered into an agreement to sell radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida for $3.5 million in cash. The buyer began operating the radio station under an LMA agreement as of the same date. The sale is expected to close during the first quarter of 2018. We recorded an estimated loss on the sale of assets of $4.7 million as of December 31, 2017, based on the probability of the sale, which reflected the sales price as compared to the carrying value of the assets and the estimated costs of the sale.

In August 2017, we received an escrow deposit under an agreement to sell land in Covina, California for $1.0 million dollars. The sale is subject to the buyer’s ability to complete due diligence on their expected use of the land and is expected to close in the latter half of 2020. We recorded the land in long-term assets held for sale based on the expected closing date and have not used the land in operations.

We are programming radio station KHTE-FM, Little Rock, Arkansas, under a 36 month TBA that began on April 1, 2015. The TBA is extendable for up to 48 months. We have the option to acquire the station for $1.2 million in cash during the TBA period. We are required to pay the licensee a $0.1 million fee if we do not exercise our option right to purchase the station.

Radio Stations

We own and/or operate 119 radio stations in 40 markets, including 74 stations in 23 of the top 25 markets, consisting of 34 FM radio stations and 85 AM radio stations. We also program the Family Talk™ Christian-themed talk format station on SiriusXM Channel 131. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest commercial radio broadcaster in the United States as measured by number of radio stations overall and the third largest operator as measured by number of stations in the top 25 markets.

We program our radio stations in five main formats: (1) Christian Teaching and Talk, (2) News Talk, (3) Contemporary Christian Music, (4) Spanish Language Christian Teaching and Talk and (5) Business.

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

Block Programming. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. Historically, more than 95% of these religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average more than 30 years on-air. Over the last five years, block-programming revenue has generated 41% to 43% of our total net broadcast revenue.

Satellite Radio. We program SiriusXM Channel 131, the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

News Talk. We currently program 34 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by SRN to radio stations throughout the United States. Syndication of our programs allows Salem to reach audiences in markets in which we do not own or operate radio stations.

Contemporary Christian Music. We currently program 13 of our radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format, branded “Safe for the Whole Family”, features sounds that listeners of all ages can enjoy and lyrics that can be appreciated. The CCM genre continues to be popular. We believe that the listener base for CCM is underserved in terms of radio coverage, particularly in larger markets, and that our stations fill an otherwise void area in listener choices.

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

Business. We currently program 12 of our radio stations in a business format. Our business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format in that it features long-form block programming.

The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market(1)	Rank(2)	Call Letters	Acquired	Format
New York, NY	1, 19 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 36 (4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
		KTRB-AM	LMA	News Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KTNO-AM	2012	Spanish Language Christian Teaching and Talk
		KEXB-AM	2015	Business
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
		KTEK-AM	2011	Business
Washington, D.C.	7	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WSPZ-AM (formerly WWRC-AM)	2010	Christian Teaching and Talk
		WWRC-AM (formerly WSPZ-AM)	2017	News Talk
Atlanta, GA	8	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Business
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
		WDWD-AM	2015	Christian Teaching and Talk
Philadelphia, PA	9	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WWDJ-AM	2003	Spanish Language Christian Teaching and Talk
Miami, FL	11	WKAT-AM (formerly WHIM-AM)	2008	Spanish Language Christian Teaching and Talk
		WZAB-AM	2009	Business
		WOCN-AM	2014	Other
Seattle-Tacoma, WA	12	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	News Talk
		KNTS-AM (5)	1997	Spanish Language Christian Teaching and Talk
		KKOL-AM	1997	Business
Detroit, MI	13	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
		KXXT-AM	2014	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KDIZ-AM	1998	Other
		WWTC-AM	2001	News Talk
		KYCR-AM	2015	Business
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Denver-Boulder, CO	17	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (6)	1999	Spanish Language Christian Teaching and Talk
		KDMT-AM	2015	Business

Tampa, FL	18	WTWD-AM (7)	2000	Christian Teaching and Talk
		WTBN-AM (7)	2001	Christian Teaching and Talk
		WLCC-AM	2012	Spanish Language Christian Teaching and Talk
		WGUL-AM	2005	News Talk
		WWMI-AM	2015	Business
Portland, OR	21	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
		KDZR-AM	2015	News Talk
		KPAM-AM	LMA	News Talk
		KKOV-AM	LMA	Other
St. Louis, MO	22	WSDZ-AM	2015	Other
		KXFN-AM	2016	News Talk
Riverside-San Bernardino, CA	24	KTIE-AM	2001	News Talk
San Antonio, TX	25	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
		KRDY-AM	2014	Spanish Language Christian Teaching and Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
Pittsburgh, PA	27	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
		WPGP-AM	2015	News Talk
Orlando, FL	30	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WBZW-AM	2006	Business
		WDYZ-AM	2015	Spanish Language Christian Teaching and Talk
Cleveland, OH	33	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Columbus, OH	35	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM	2013	News Talk
Nashville, TN	42	WBOZ-FM (8)	2000	Contemporary Christian Music
		WFFH-FM (8)	2002	Contemporary Christian Music
		WFFI-FM (8)	2002	Contemporary Christian Music
Louisville, KY	54	WFIA-FM	1999	Operated by a third party under a TBA
		WGTK-AM	2000	Operated by a third party under a TBA
		WFIA-AM	2001	Operated by a third party under a TBA
Greenville, SC	58	WGTK-FM	2013	News Talk
		WRTH-FM	2014	Classic Hits
		WLTE-FM	2014	Classic Hits
Honolulu, HI	62	KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Business
		KHCM-AM	2000	Operated by a third party under a TBA
		KHCM-FM	2004	Country Music
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
		KHNR-AM	2006	News Talk
Sarasota-Bradenton, FL	72	WLSS-AM	2005	News Talk
Omaha, NE	73	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM	2005	News Talk
		KCRO-AM	2005	Christian Teaching and Talk
Little Rock, AR	85	KDIS-FM	2014	Christian Teaching and Talk
		KKSP-FM	2015	Contemporary Christian Music
		KHTE-FM	LMA	News Talk

Colorado Springs, CO	88	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	119	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	130	WHKZ-AM	2001	Christian Teaching and Talk
Warrenton, VA		WRCW-AM	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)	All metropolitan statistical area (“MSA”) rank information used in this annual report on Form 10-K, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2017 Radio Market Survey Schedule & Population Rankings published by Nielsen. According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2018 by Nielsen Demographics.
(3)	This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 19.
(4)	This market includes the San Jose, CA market, which independently has a MSA rank of 36.
(5)	KNTS(AM) is an expanded band AM station paired with KLFE(AM). The licenses for these stations include a condition that the most recent license renewal was granted subject to the resolution of AM expanded band dual operating authority issues in MB Docket No. 07-294.
(6)	KBJD(AM) is an expanded band AM station paired with KRKS(AM). The licenses for these stations include a condition that the most recent license renewal was granted subject to the resolution of AM expanded band dual operating authority issues in MB Docket No. 07-294.
(7)	WTBN-AM is simulcast with WTWD-AM, Tampa, FL.
(8)	WBOZ-FM is trimulcast with WFFH-FM, Nashville, TN and WFFI-FM, Nashville, TN.

Broadcast revenue includes radio advertising spots, programming revenue, digital revenues from each of our radio station websites, digital email blasts, event revenue, and network advertising revenue. The principal source of network broadcast revenue is from the sale of spot advertising time. Salem Consumer Products, our e-commerce site, generates broadcast revenue from the sale of host content materials:

Advertising Revenue. We recognize advertising revenue from radio stations as the spots air or are delivered. For the year ended December 31, 2017, we derived 29.8% of our net broadcast revenue, or $58.4 million, from the sale of local spot advertising and 7.0% of our net broadcast revenue, or $13.7 million, from the sale of national spot advertising.

Programming Revenue. We recognize programming revenue as the programs air. For the year ended December 31, 2017, we derived 24.8% and 17.8% of our net broadcast revenue, or $48.6 million and $34.9 million, respectively, from the sale of national and local block programming time, respectively. National program revenue is primarily generated from geographically diverse, well-established non-profit religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 12 1/2, 25 or 50-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who generally purchase daily releases. We believe that our management team is successful in identifying and assisting quality local programs for expansion into national syndication.

Network Revenue. SRN’s net revenue, including commission revenue for SMR, for the year ended December 31, 2017 was $18.1 million, or 9.2% of net broadcast revenue.

Digital Media

Our digital media-based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Revenue generated from our digital media operating segment includes advertising arrangements based on cost-per-click or performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generation advertisements where revenue is dependent upon users registering for, purchasing or demonstrating an interest in our advertisers' products or services. We also generate revenue from digital subscriptions, streaming, downloads and product sales through our church product sites, investing websites and health websites. Revenue is recognized upon digital delivery or page views, downloads and upon shipment of products. Revenue from this operating segment is reported as Digital Media revenue on our consolidated statements of operations included in Item 8 of this annual report on Form 10-K.

We own and operate numerous websites including:

Salem Web Network™ Christian Content Websites:

BibleStudyTools.com™ is a free Bible website for verse search and in-depth studies featuring commentaries, reading plans, and other helpful resources designed as aids to Bible study.

Crosswalk.com® offers compelling, editorial-driven, biblically based, lifestyle and devotional content to Christians who take seriously their relationship with Christ.

GodVine.com™ is an online platform designed to share inspirational, family-friendly video through Facebook and other social media outlets.

iBelieve.com creates editorial-driven, lifestyle content, focused on helping Christian women use personal experience to examine the deeper issues of life and faith.

GodTube.com™ is a video viewing platform for Christian videos with faith-based, family-friendly content.

OnePlace.com™ is a leading provider of on-demand, online audio streaming for nearly 200 radio programs from more than 185 popular Christian broadcast ministries. Oneplace.com serves as both a complement to and an extension of our block programming Christian radio business.

Christianity.com™ offers engaging articles and video focused on exploring the deeper, theological issues and apologetics of the Christian faith. It is also a leading provider of online Bible trivia games.

GodUpdates.com provides inspiring stories, thought-provoking articles and videos about topics important to Christians.

CrossCards.com™ provides faith-based, inspirational e-greeting cards for all occasions.

ChristianHeadlines.com reports the news of importance to the Christian audience with a headlines blog, Christian worldview commentary, and features on events from the worldwide Christian Church.

LightSource.com™ provides on-demand, video streaming for nearly 85 Christian television programs from more than 70 ministry partners.

AllCreated.com offers recipes, clever life hacks, no-sense beauty tips and simple do-it-yourself projects for your home.

ChristianRadio.com™ directs visitors towards Christian Teaching Talk Stations and Christian Music Stations in their state from Salem Radio Network.

CCMmagazine.com™ provides information and insight on Christian music.

SingingNews.com™ provides information on Southern Gospel artists, industry news, concerts, and more.

SouthernGospel.com™ features the latest in new music, news, stories, tours and features the most vibrant Southern Gospel community on the web.

Townhall Media — Conservative Opinion Websites:

Townhall.com™ is an interactive community that brings users, conservative public policy organizations, congressional staff and political activists together under the broad umbrella of conservative thoughts, ideas and actions.

HotAir.com™ is a leading news and commentary site with conservative news and opinions.

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

ConservativeRadio.com is a connection to the most informative, intelligent talk radio hosts, both national hosts and local hosts, from stations across the country.

Salem Church Products Websites:

Salem Church Products websites offer resources for churches and ministries in the areas of church media, worship, children’s and youth ministry, preaching, teaching and employment. These websites include:

SermonSearch.com™ is a subscription-based resource for preachers and teachers with preparation materials like sermon outlines, illustrations, and preaching ideas from many of America’s top Christian communicators.

ChurchStaffing.com™ is a source of job search information for churches and ministries offering a platform for personnel and staff relations. This site allows those seeking employment to submit resumes and view job listings.

WorshipHouseMedia.com is an online church media resource, providing videos and other multi-media resources to churches to enhance worship and sermons.

SermonSpice.com is an online provider of church media for local churches and ministries.

WorshipHouseKids.com provides children’s and family ministry videos and media to make children’s ministry fun, interactive and easy.

Preaching.com is a leading resource for pastors and church leaders that offers tools and ideas to help them lead well.

ChristianJobs.com™ provides services catering to the hiring needs of Christian-based businesses, nonprofit organizations, and ministries. The site connects these organizations with thousands of job seekers through its online presence and partnerships with Salem’s radio stations.

Youthworker.com offers a wealth of resources specifically for student ministries to help enhance teaching and worship.

Digital Financial Websites and Publications

Our digital platform includes the following investing websites and publications:

Eagle Financial Publications - provides market analysis and investment strategies for individual subscribers to newsletters from a variety of investing commentators including Mark Skousen, Bob Carlson, Jim Woods and Brian Perry.

www.DividendInvestor.com - offers stock screening tools and dividend information for individual subscribers to obtain dividend information and data.

www.StockInvestor.com - provides market analysis and investment strategies, recommendations, and opinions for individuals interested in the stock market.

newportnaturalhealth.com - Newport Natural Health (“NNH”) is an e-commerce website operated by Eagle Wellness that offers health advice and wellness products. NNH provides insightful health advice and is a trusted source of high quality nutritional supplements from Leigh Erin Connealy, MD, who is the medical director of a medical practice where she practices integrative medicine.

Digital Mobile Applications

Our digital mobile applications, available in iOS and/or Android platforms, provide another means by which our content is available to our audiences. Our mobile applications include the following:

•	Daily Bible Devotion
•	King James Bible
•	Daily Bible
•	Christian Radio
•	OnePlace
•	Light Source
•	¡Citas y Mas Citas!
•	Bíblia Portuguese Bible
•	Bibliya Tagalog Bible
•	Japanese Bible
•	La Bibbia
•	La Biblia Reina Valera
•	Louis Segond French Bible
•	Luther Bible German
•	Spanish Bible Reina Valera

•	Vietnamese Bible
•	Vulgate Latin Bible
•	Twitchy
•	HotAir
•	Townhall
•	Red State
•	Bible Study Tools
•	Bible Quotes
•	Bible Trivia
•	iBelieve
•	Bible Baseball Trivia
•	Christian Ecards

Publishing

Our publishing operating segment includes three businesses: (1) book publishing, (2) self-publishing services and (3) one print magazine.

Regnery Publishing, with nearly a 70-year history, is one of the nation's leading publishers of conservative, Christian and history books. Having published many of the seminal works of the early conservative movement, Regnery today continues as a leading publisher in the conservative space, with leading authors including Ann Coulter, Dinesh D’Souza, Newt Gingrich, David Limbaugh, Ed Klein and Mark Steyn.

Salem Author Services, our print-on-demand self-publishing service for authors, includes Xulon Press™, Mill City Press and Bookprinting.com. Xulon Press™ publishes books for Christian authors while Mill City Press and Bookprinting.com publish books for all general market genres.

Singing News® magazine, previously Salem Publishing™, is our print magazine.

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

BROADCASTING. Our broadcast audience ratings and market shares are subject to change, and any change in a particular market could adversely affect on the revenue of our stations located in that market. While we already compete in some of our markets with stations that offer similar formats, if another radio station were to convert its programming to a format similar to one of ours, or if an existing competitor were to strengthen its operations, our stations could suffer reduced ratings and/or reduced revenues. In these circumstances, we could also incur significantly higher promotional and other related expenses. We cannot assure that our stations will maintain or increase their current audience ratings and revenues.

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

DIGITAL MEDIA. Salem Web Network™ and Townhall Media compete for visitors and advertisers with other companies that deliver online audio programming and Christian and conservative digital content as well as providers of general market websites. The online media and distribution business changes quickly and is highly competitive. We compete to attract and maintain interactions with advertisers, consumers, content creators and web publishers. Salem Church Products competes for customers with other online sites that offer resources useful in ministries, preaching, teaching and for employment within the Christian community. Our wellness products compete in a large, highly fragmented industry that includes specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, other online retailers and pharmaceuticals.

PUBLISHING. Regnery Publishing competes with other book publishers for readers and book sales as well as competes for product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, digital availability of published products, and timely delivery of products to customers. Our print magazine competes for readers and advertisers with other print publications, including those geared toward Christian audiences. Salem Author Services competes for authors with other on-demand publishers including those focused exclusively on Christian book publishers.

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

Market(1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)Day / Night
New York, NY	WMCA	AM	570	June 2022	B	N/A	5 / 5
	WNYM	AM	970	June 2022	B	N/A	50 / 5
Los Angeles, CA	KKLA	FM	99.5	December 2021	B	2,959	10
	KRLA	AM	870	December 2021	B	N/A	50 / 3
	KFSH	FM	95.9	December 2021	A	328	6
Chicago, IL	WYLL	AM	1160	December 2020	B	N/A	50 / 50
	WIND	AM	560	December 2020	B	N/A	5 / 5
San Francisco, CA	KFAX	AM	1100	December 2021	B	N/A	50 / 50
	KDOW	AM	1220	December 2021	D	N/A	5 / 0.145
Dallas-Fort Worth, TX	KLTY	FM	94.9	August 2021	C	1,667	100
	KWRD	FM	100.7	August 2021	C	1,988	98
	KSKY	AM	660	August 2021	B	N/A	20 / 0.7
	KTNO	AM	1440	August 2021	B	N/A	50 / 0.35
	KEXB	AM	620	August 2021	B	N/A	5 / 4.5
Houston-Galveston, TX	KNTH	AM	1070	August 2021	B	N/A	10 / 5
	KKHT	FM	100.7	August 2021	C	1,952	100
	KTEK	AM	1110	August 2021	D	N/A	2.5
Washington, D.C.	WAVA	FM	105.1	October 2019	B	604	33
	WAVA	AM	780	October 2019	D	N/A	12
	WSPZ (formerly WWRC)	AM	1260	October 2019	B	N/A	35 / 5
	WWRC (formerly WSPZ)	AM	570	October 2019	O	N/A	5 / 1
Atlanta, GA	WNIV	AM	970	April 2020	D	N/A	5 / 0.039
	WLTA	AM	1400	April 2020	C	N/A	1 / 1
	WAFS	AM	1190	April 2020	D	N/A	25
	WFSH	FM	104.7	April 2020	C1	1,657	24
	WGKA	AM	920	April 2020	B	N/A	14 / 0.49
	WDWD	AM	590	April 2020	B	N/A	12 / 4.5
Philadelphia, PA	WFIL	AM	560	August 2022	B	N/A	5 / 5
	WNTP	AM	990	August 2022	B	N/A	50 / 10
Boston, MA	WEZE	AM	590	April 2022	B	N/A	5 / 5
	WROL	AM	950	April 2022	D	N/A	5 / 0.09
	WWDJ	AM	1150	April 2022	B	N/A	5 / 5
	WBIX	AM	1260	April 2022	B	N/A	5 / 5
Miami, FL	WQVN (formerly WKAT)	AM	1360	February 2020	B	N/A	5 / 1
	WKAT (formerly WHIM)	AM	1080	February 2020	B	N/A	50 / 10
	WZAB	AM	880	February 2020	B	N/A	4 / 5
	WOCN	AM	1450	February 2020	B	N/A	1 / 1
Seattle-Tacoma, WA	KGNW	AM	820	February 2022	B	N/A	50 / 5
	KLFE	AM	1590	February 2022	B	N/A	20 / 5
	KNTS	AM	1680	February 2022	B	N/A	10 / 1
	KKOL	AM	1300	February 2022	B	N/A	50 / 47
Detroit, MI	WDTK	AM	1400	October 2020	C	N/A	1 / 1
	WLQV	AM	1500	October 2020	B	N/A	50 / 10
Phoenix, AZ	KKNT	AM	960	October 2021	B	N/A	5 / 5
	KPXQ	AM	1360	October 2021	B	N/A	50 / 1
	KXXT	AM	1010	October 2021	B	N/A	15 / 0.25
Minneapolis-St. Paul, MN	KKMS	AM	980	April 2021	B	N/A	5 / 5
	KDIZ	AM	1570	April 2021	B	N/A	3.8 / 0.23
	WWTC	AM	1280	April 2021	B	N/A	5 / 5
	KYCR	AM	1440	April 2021	B	N/A	5 / 0.5
San Diego, CA	KPRZ	AM	1210	December 2021	B	N/A	20 / 10
	KCBQ	AM	1170	December 2021	B	N/A	50 / 2.9
Denver-Boulder, CO	KRKS	FM	94.7	April 2021	C	984	100
	KRKS	AM	900	April 2021	B	N/A	6.5 / 0.39
	KNUS	AM	710	April 2021	B	N/A	5 / 5
	KBJD	AM	1650	April 2021	B	N/A	10 / 1
	KDMT	AM	1690	April 2021	B	N/A	10 / 1

Tampa, FL	WTWD	AM	910	February 2020	B	N/A	5 / 5
	WTBN	AM	570	February 2020	B	N/A	5 / 5
	WLCC	AM	760	February 2020	B	N/A	10 / 1
	WGUL	AM	860	February 2020	B	N/A	5 / 1.5
	WWMI	AM	1380	February 2020	B	N/A	9.8 / 6.5
Portland, OR	KPDQ	FM	93.9	February 2022	C1	1,270	52
	KPDQ	AM	800	February 2022	B	N/A	1 / 0.5
	KFIS	FM	104.1	February 2022	C2	1,266	6.9
	KRYP	FM	93.1	February 2022	C3	1,270	1.6
	KDZR	AM	1640	February 2022	B	N/A	10 / 1
St. Louis, MO	WSDZ	AM	1260	December 2020	B	N/A	20 / 5
	KXFN	AM	1380	December 2021	B	N/A	5 / 1
Riverside-San Bernardino, CA	KTIE	AM	590	December 2021	B	N/A	2.5 / 0.96
San Antonio, TX	KSLR	AM	630	August 2021	B	N/A	5 / 4.3
	KLUP	AM	930	August 2021	B	N/A	5 / 1
	KRDY	AM	1160	August 2021	B	N/A	10 / 1
Sacramento, CA	KFIA	AM	710	December 2021	B	N/A	25 / 1
	KTKZ	AM	1380	December 2021	B	N/A	5 / 5
	KSAC	FM	105.5	December 2021	B1	1,010	2.55
	KKFS	FM	103.9	December 2021	A	328	6
Pittsburgh, PA	WORD	FM	101.5	August 2022	B	528	43
	WPIT	AM	730	August 2022	D	N/A	5 / 0.024
	WPGP	AM	1250	August 2022	B	N/A	5 / 5
Orlando, FL	WORL	AM	660	February 2020	B	N/A	3.5 / 1
	WTLN	AM	950	February 2020	B	N/A	12 / 5
	WBZW	AM	1520	February 2020	B	N/A	5 / 0.35
	WDYZ	AM	990	February 2020	B	N/A	50 / 14
Cleveland, OH	WHKW	AM	1220	October 2020	B	N/A	50 / 50
	WFHM	FM	95.5	October 2020	B	620	31
	WHK	AM	1420	October 2020	B	N/A	5 / 5
Columbus, OH	WRFD	AM	880	October 2020	D	N/A	23
	WTOH	FM	98.9	October 2020	A	505	2.6
Nashville, TN	WBOZ	FM	104.9	August 2020	A	328	6
	WFFH	FM	94.1	August 2020	A	453	3.2
	WFFI	FM	93.7	August 2020	A	755	1.15
Louisville, KY	WFIA	FM	94.7	August 2020	A	394	3.3
	WGTK	AM	970	August 2020	B	N/A	5 / 5
	WFIA	AM	900	August 2020	D	N/A	0.93 / 0.162
Greenville, SC	WGTK	FM	94.5	December 2019	0	1,490	100
	WRTH	FM	103.3	December 2019	0	479	2.7
	WLTE	FM	95.9	December 2019	A	233	6
Honolulu, HI	KHNR	AM	690	February 2022	B	N/A	10 / 10
	KAIM	FM	95.5	February 2022	C	1,854	100
	KGU	AM	760	February 2022	B	N/A	10 / 10
	KHCM	FM	97.5	February 2022	C1	46	80
	KHCM	AM	880	February 2022	B	N/A	2 / 2
	KGU	FM	99.5	February 2022	C	1,965	100
	KKOL	FM	107.9	February 2022	C	1,965	100
Sarasota-Bradenton, FL	WLSS	AM	930	February 2020	B	N/A	5 / 3
Omaha, NE	KGBI	FM	100.7	June 2021	C0	1,014	100
	KOTK	AM	1420	June 2021	B	N/A	1 / 0.33
	KCRO	AM	660	June 2021	D	N/A	1 / 0.054
Little Rock, AR	KDIS	FM	99.5	June 2020	0	312	6
	KKSP	FM	93.3	June 2020	0	699	22
Colorado Springs, CO	KGFT	FM	100.7	April 2021	C	2,218	78
	KBIQ	FM	102.7	April 2021	C	2,280	72
	KZNT	AM	1460	April 2021	B	N/A	5 / 0.5

Oxnard-Ventura, CA	KDAR	FM	98.3	December 2021	B1	1,289	1.5
Youngstown-Warren, OH	WHKZ	AM	1440	October 2020	B	N/A	5 / 5
Warrenton, Virginia	WRCW	AM	1250	October 2019	D	N/A	3 / 0.125

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

The following table sets forth information with respect to each of our radio stations FM translators for which we are the licensee and/or operate.

	Station	Operating	Expiration	FCC	Height Above Average	Power (in Kilowatts)	Power (in Kilowatts)
Market	Call Letters	Frequency	Date of License	Class	Terrain (in feet)	Day	Night
Boston	W262CV (WROL)	100.3	4/1/2022	D	164	0.25	0.25
Cleveland	W245CY (WHKW)	96.9	3/7/2018	D	520	0.005	0.005
Cleveland	W273DG (WHK)	102.5	3/7/2018	D	520	0.005	0.005
Colorado Springs	K266CK (KZNT)	101.1	4/1/2021	D	(191)	0.099	0.099
Columbus	W240CX (WTOH)	95.9	10/1/2020	D	696	0.99	0.525
Columbus	W283CL (WRFD)	104.5	10/1/2020	D	545	0.25	0.25
Dallas-Ft. Worth	K273BJ (KTNO)	102.5	8/1/2021	D	434	0.25	0.25
Detroit	W224CC (WLQV)	92.7	10/1/2020	D	924	0.099	0.099
Detroit	W268CN (WDTK)	101.5	10/1/2020	D	914	0.099	0.099
Greenville	W245CH (WGTK-FM)	96.9	12/1/2019	D	1,364	0.25	0.25
Greenville	W275BJ (WGTK-FM)	102.9	12/1/2019	D	1,390	0.25	0.25
Honolulu	K232FL (KHNR)	94.3	2/1/2022	D	204	0.25	0.25
Honolulu	K236CR (KGU-AM)	95.1	2/1/2022	D	204	0.25	0.25
Houston	K241CM (KTEK)	96.1	08/01/2021	D	542	0.25	0.25
Houston	K277DE (KNTH)	103.3	8/1/2021	D	514	0.25	0.25
Louisville	W297BV (WFIA)	107.3	8/1/2020	D	286	0.25	N/A
Miami	W272DS (WQVN)	102.3	8/24/2019	D	603	0.17	0.17
Miami	W270CV (WOCN)	101.9	2/1/2020	D	531	0.25	0.25
Minneapolis	K298CO (WWTC)	107.5	11/15/2019	D	176	0.25	0.25
New York	W272DX (WMCA)	102.3	11/17/2019	D	585	0.25	0.25
Omaha	K233CO (KOTK)	94.5	6/1/2021	D	315	0.25	0.25
Omaha	K293CJ (KCRO)	106.5	6/1/2021	D	462	0.06	0.06
Orlando	W268CT (WDYZ)	101.5	2/1/2020	D	323	0.25	0.25
Orlando	W288CJ (WORL)	105.5	2/1/2020	D	440	0.25	0.25
Orlando	W235CR (WTLN)	94.9	2/1/2020	D	434	0.25	0.25
Pittsburgh	W223CS (WPGP)	92.5	8/1/2022	D	475	0.133	0.133
Pittsburgh	W243BW (WPIT)	96.5	8/1/2022	D	466	0.25	0.25
Portland	K294CP (KPDQ)	106.3	1/9/2019	D	1,307	0.099	0.099
Portland	K300DH (KDZR)	107.9	12/8/2017	D	859	0.07	0.07
Sacramento	K245AR (KFIA)	105.7	TBD	D	291	0.25	0.25
San Diego	K241CT (KCBQ)	96.1	11/8/2017	D	1,063	0.05	0.05
San Diego	K291CR (KPRZ)	106.1	TBD	D	846	0.15	0.15
Seattle	K281CQ (KGNW)	104.1	2/1/2022	D	1,248	0.099	0.099
St. Louis	K236CS (WSDZ)	95.1	2/1/2021	D	371	0.099	0.099
St. Louis	K287BY (KXFN)	105.3	2/1/2021	D	371	0.099	0.099
Tampa	W271CY (WTWD)	102.1	2/1/2020	D	271	0.125	0.125
Tampa	W282CI (WLCC)	104.3	2/1/2020	D	335	0.25	0.25
Tampa/Sarasota	W229BR (WLSS)	93.7	2/1/2020	D	212	0.099	0.099
Tampa/Sarasota	W276CR (WLSS)	103.1	2/1/2020	D	315	0.25	0.25

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

Multiple Ownership: The Communications Act and FCC rules also have generally restricted the common ownership, operation or control of radio broadcast stations serving the same local market, of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. The FCC also restricts the number of television stations an entity may own both in local markets and nationwide.

Our current ownership of radio broadcast stations complies with the FCC’s multiple ownership rules; however, these rules may limit the number of additional stations that we may acquire in the future in certain of our markets and could limit the potential buyers of any stations we may attempt to sell. The FCC is also required by the Communications Act to review its broadcast ownership rules every four years. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 quadrennial review of its media ownership rules with the issuance of a Notice of Inquiry (“NOI”). The NOI was intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on proposed rule changes in connection with the 2010 quadrennial review. In March 2014, the FCC issued a Further Notice of Proposed Rulemaking (“FNPRM”) seeking comment on specific proposed changes to its ownership rules in connection with the 2010 and 2014 quadrennial reviews of the broadcast ownership rules and consolidated its 2010 quadrennial review with the 2014 quadrennial review of the ownership rules. On August 25, 2016, the FCC released a Second Report and Order to close the 2010 and 2014 Quadrennial Review proceedings (2nd R & O”), wherein the FCC decided to retain its local radio ownership rules without modification. In November 2017, the FCC adopted an Order on Reconsideration of the 2nd R & O (“Reconsideration Order”), which repealed the Newspaper/Broadcast Cross-Ownership Rule, the Radio/Television Cross-Ownership Rule, and the attribution rule for television joint sales agreements. The Reconsideration Order also revised the Local Television Ownership Rule to eliminate the Eight-Voices Test and modified the Top-Four Prohibition. The Reconsideration Order largely retained the local radio ownership rules, but adopted a presumptive waiver approach for existing parent markets with multiple embedded markets. While still the subject of appeals, the Third Circuit denied a request for stay of the Reconsideration Order and many of the rule changes adopted therein have now gone into effect. We can make no determination as to what effect, if any, any such rule changes will have on us.

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

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable,” or cognizable, interests held by a person or entity. A person or entity can have an interest in a radio station or television station or daily newspaper by being an officer, director, partner, member, or stockholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC’s ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as an “owner” of the radio station or television station or daily newspaper in question, and therefore subject to the FCC’s ownership rules. On December 22, 2011, the FCC issued an NPRM to seek comment on specific proposed changes to its ownership rules. In the NPRM, the FCC tentatively concluded to maintain its local radio ownership rules largely intact. Comments and Reply Comments have been received by the FCC in connection with the NPRM (2010 quadrennial review). In March 2014, the FCC issued a FNPRM seeking comment on specific proposed changes to its ownership rules in connection with the 2010 and 2014 quadrennial reviews of the broadcast ownership rules. On August 25, 2016, the FCC released the 2nd R & O to close the 2010 and 2014 Quadrennial Review proceedings. In the second report and order, the FCC readopted its Television Joint Sales Agreement (“JSA”) Attribution Rule adopted in the Report and Order in this proceeding, which makes certain television JSA’s attributable. No other changes were made to the attribution rules. The Reconsideration Order, however, repealed the attribution rule for television JSAs.

Proposed Changes. As noted above, in May 2010, the FCC formally initiated its 2010 quadrennial review of its media ownership rules with the issuance of a NOI. The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. On December 22, 2011, the FCC issued an NPRM in the 2010 quadrennial review to seek comment on specific proposed changes to its ownership rules. In the 2010 quadrennial review NPRM, the FCC tentatively concluded to maintain its local radio ownership rules largely intact. Comments and Reply Comments were received by the FCC in connection with the NPRM. In March 2014, the FCC issued an FNPRM seeking comment on specific proposed changes to its ownership rules in connection with the 2010 and 2014 quadrennial reviews of the broadcast ownership rules and consolidated its 2010 quadrennial review with the 2014 quadrennial review of the ownership rules. On August 25, 2016, the FCC released a Second Report and Order to close the 2010 and 2014 Quadrennial Review proceedings. The FCC decided to retain its local radio ownership rules without modification. As noted above, the Reconsideration Order largely retained the local radio ownership rules. It is anticipated, however, that the FCC will initiate the 2018 Quadrennial Review proceedings in the near future and could propose changes to the local radio ownership rules. We can make no determination as to what effect, if any, such changes might have on us.

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

GEOGRAPHIC FINANCIAL INFORMATION

Our advertisers and programmers are based in various locations throughout the United States. While no one customer or programmer currently accounts for 10% or more of our total revenues individually or in the aggregate, our broadcast operating segment is particularly dependent on advertising revenue generated from our Los Angeles and Dallas broadcast markets. Our Los Angeles radio stations generated 15.4% of our total net broadcasting advertising revenue for the year ended December 31, 2017, 15.1% of our total net broadcasting advertising revenue for the year ended December 31, 2016, and 14.7% of our total net broadcast advertising revenue for the year ended December 31, 2015. Our Dallas radio stations generated 19.3% of our total net broadcast advertising revenue for the year ended December 31, 2017, 20.8% of our total net broadcast advertising revenue for the year ended December 31, 2016 and 24.5% of our total net broadcast advertising revenue for the year ended December 31, 2015.

Because substantial portions of our broadcast advertising revenues are derived from our Los Angeles and Dallas markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns in these areas.

EMPLOYEES

As of February 13, 2018, we employed 1,590 total employees of which 1,186 were full time and 404 were part time. These employees consisted of 1,165 in broadcasting, 163 in digital media, 121 in publishing, and 141 corporate employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

We employ on-air personalities and we may enter into employment agreements with these on-air personalities in order to protect our interests in these relationships. However, on-air talent may be lost to competitors for a variety of reasons. While we do not believe that the loss of any one of our on-air personalities would adversely affect on our consolidated financial condition and results of operations, the loss of several key on-air personalities combined could adversely affect on our business.

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

CERTAIN FACTORS AFFECTING SALEM

We may choose not to pursue potentially more profitable business opportunities outside of our Christian, conservative news talk and family-themed formats, or not to broadcast programming that violates our programming standards, either of which may adversely affect on our business.

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

A few controlling stockholders exercise control over most matters submitted to a stockholder vote who may have interests that differ from other security holders. Therefore, they may take actions that are not in the interests of other security holders.

As of December 31, 2017, Edward G. Atsinger III (Chief Executive Officer), Stuart W. Epperson (Chairman), Nancy A. Epperson (wife of Chairman) and Edward C. Atsinger (son of Chief Executive Officer) controlled approximately 83.5% in aggregate of the voting power of our capital stock, including all of the outstanding shares of our Class B Common stock, each share of which is entitled to ten votes on matters subject to a stockholder vote. Thus, these four stockholders have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of our other security holders in a material manner.

Future sales by Edward G. Atsinger III (Chief Executive Officer), Stuart W. Epperson (Chairman), Nancy A. Epperson (wife of Chairman) and Edward C. Atsinger (son of Chief Executive Officer) of our Class A common stock could adversely affect its market price.

Edward G. Atsinger III (Chief Executive Officer), Stuart W. Epperson (Chairman), Nancy A. Epperson (wife of Chairman) and Edward C. Atsinger (son of Chief Executive Officer) own approximately 39.2% of our Class A common stock. The market for our Class A common stock could change substantially if these individuals were to sell large amounts of shares of Class A common stock in the public market.

RISKS ASSOCIATED WITH BUSINESS OPERATIONS

KEY EMPLOYEES

Our business is dependent upon the performance of key employees, on-air talent and program hosts, as well as our ability to attract new employees.

Our business is dependent upon the performance and continued efforts of certain key individuals, including Edward G. Atsinger III, our Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. Notwithstanding that, we have entered into employment agreements with such individuals, the loss of the services of such key individuals could adversely affect us. Further, Mr. Epperson has radio interests unrelated to our operations that will continue to impose demands on his time and Mr. Atsinger has an interest in an aviation business unrelated to our operations that will continue to impose demands on his time. Our success is highly dependent upon the retention of these and other key employees throughout our organization. In addition, we are dependent upon our ability to continue to attract new employees with key skills to support continued business growth.

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

Our broadcast audience ratings and market shares are subject to change, and any change in a particular market could adversely affect the revenue of our stations located in that market. Salem Web Network competes for visitors and advertisers with other companies that deliver online audio programming and Christian and conservative Internet content as well as providers of general market Internet sites. Our book publishing business competes for readers with other book publishers, including those targeted specifically at Christian and conservative audiences. Our print magazines compete for readers and advertisers with other print publications including those that follow the Christian music industry and those that address themes of interest to church leadership and the Christian audience. Salem Author Services competes for authors with other self-publishers.

The level of competition that we face could make it more difficult for us to provide value to our consumers, our advertisers and our content creators. The perceived level of value could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, decreased website traffic and failure to increase, or the loss of, market share, any of which would likely harm our business, revenue, financial condition and results of operations. We cannot assure you that we will be able to compete successfully against current or future competitors.

If we are unable to maintain or grow our advertising revenues, our business, financial condition and operating results may be adversely affected.

Our radio stations, digital media and publishing businesses are to varying degrees dependent upon advertising for their respective revenues. We compete for advertising revenue with other commercial broadcasters, including faith-based and general format radio stations, as well as with other media outlets such as broadcast and cable television, newspapers, print magazines, direct mail, digital and billboard advertising. Due to this significant competition, we may not be able to maintain or increase our current advertising revenue. Any sustained economic downturn could negatively impact our ability to generate revenues. If we are unable to maintain and grow our advertising revenues, our business, financial condition and results of operations may be adversely affected.

Since the economic recession of 2008 and 2009, we have experienced a stabilization of advertising revenue. This stabilization excludes the beneficial impact of political advertising as such impact varies with the type and nature of elections. We cannot assure you that our advertising revenue will not be volatile in the future or that such volatility will not have adversely affect our business, financial condition or results of operations.

Our business generates revenue from the sale of advertising, and the reduction in spending by or loss of advertisers could harm our business.

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2017, 2016 and 2015, 36.8%, 38.3%, and 39.2% of our total broadcast revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from our Los Angeles and Dallas markets which generated 15.4% and 19.3%, respectively of our total of our total net broadcasting advertising revenue for the year ended December 31, 2017, 15.1% and 20.8%, respectively, of our total net broadcasting advertising revenue for the year ended December 31, 2016, and 14.7% and 24.5%, respectively, of our total net broadcasting advertising revenue for the year ended December 31, 2015. If for any reason we experience a significant reduction in advertising sales, particularly in either of these markets, our business may be adversely affected.

Our advertising revenues in certain markets are ratings-sensitive and subject to decline based on ratings agency projections.

Nielsen uses its own technology to collect data for its ratings service. The Portable People Meter TM (“PPM”) is a small device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. PPM data can fluctuate when changes are made to the “panel” (a group of individuals holding PPM devices) and in markets where we subscribe to Nielsen under the PPM, our ratings tend to fluctuate even when there are no significant programming or competitive changes in the market. As a result, all of our stations are susceptible to inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time, which, in turn, may adversely affect our advertising revenues in markets where such revenues are ratings-sensitive.

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

If we do not maintain or increase our block programming revenues, our business, financial condition and operating results may be adversely affected.

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is significantly dependent upon our ability to generate revenue from the sale of block programming time to national and local religious and educational organizations. Block programming accounted for 42.6% of our net broadcast revenue for the year ended December 31, 2017, 42.7% of our net broadcast revenue for the year ended December 31, 2016, and 41.9% of our net broadcast revenue for the year ended December 31, 2015. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue, in which case, our business, financial condition and results of operations may be adversely affected.

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

Even if we succeed in driving traffic to our owned and operated websites and to our customer websites, neither we nor our advertisers and customers may be able to monetize this traffic or otherwise retain consumers. Our failure to do so could result in decreases in customers and related advertising revenue, which could adversely affect our business, financial condition and results of operations.

The use of “third party cookies” may be rejected by audiences, be restricted, or be subject to unfavorable regulation, which could adversely affect our business, financial condition and results of operations.

Cookies are small text files that are used to gather data to support our products. Cookies are placed on an internet user’s computer and correspond to certain data sets on our servers. Cookies collect anonymous information, such as when an internet user views an ad, clicks on an ad, or visits one of our customers’ websites.

Cookies may be deleted or blocked by internet users. Commonly used internet browsers allow users to modify their browser settings to prevent first party or third party cookies from being accepted by their browsers. Internet users can also delete cookies and/or download “ad blocking” software that prevents cookies from being stored on a user ’s computer. If more internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. The Safari browser currently blocks third party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by internet users, we will be able to set fewer of our cookies in browsers, which could adversely affect our business. There have also been announcements that prominent advertising platforms plan to replace cookies with alternative web tracking technologies. These alternative mechanisms have not been described in technical detail, and have not been announced with any specific stated time line. It is possible that these companies may rely on proprietary algorithms or statistical methods to track web users without the deployment of cookies, or may utilize log-in credentials entered by users into other web properties owned by these companies, such as their digital email services, to track web usage without deploying third party cookies. Alternatively, such companies may build alternative and potentially proprietary user tracking methods into their widely-used web browsers.

If and to the extent that cookies are blocked and/or replaced by proprietary alternatives, our continued use of cookies may face negative consumer sentiment, reduce our market share, or otherwise place us at a competitive disadvantage. If cookies are replaced, in whole or in part, by proprietary alternatives, we may be obliged to license proprietary tracking mechanisms and data from companies that have developed them, which also compete with us as advertising networks, and we may not be able to obtain such licenses on economically favorable terms. If such proprietary web-tracking standards are owned by companies that compete with us, they may be unwilling to make that technology available to us.

If the methodologies of Internet search engines are modified, traffic to our websites and corresponding consumer origination volumes could decline.

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

We may be unable to increase or maintain our digital advertising revenues, which could adversely affect our business, financial condition and results of operations.

We generate advertising revenue from the sale of digital display advertisements on our websites. Our ability to increase or maintain this advertising revenue is largely dependent upon the number of users actively visiting our websites. We also must increase user engagement with our advertisers in order to increase our advertising revenues. Additionally, digital advertising techniques are evolving, and if our technology and advertisement serving techniques do not evolve to meet the needs of advertisers, our advertising revenue could decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our advertising revenue. Because digital media is a concentrated growth area for us, any decrease in revenues in these areas could adversely affect our business, financial condition and results of operations.

Digital advertisements are reportedly becoming a means to distribute viruses over the Internet. If this practice continues, it could result in consumers becoming less inclined to click through digital advertisements, which could adversely affect the demand for digital advertising. Additionally, we do not have long-term agreements with most of our digital advertisers. Any termination, change or decrease in our advertising relationships could adversely affect our revenues and profitability. If we do not maintain or increase our advertising revenues, our business, results of operations and financial condition could be adversely affected.

Wireless devices and mobile phones are used to access the Internet, and our online marketing services may not be as effective when accessed through these devices, which could harm our business, financial condition and results of operations.

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

Our financial results would suffer if costs to produce our publications increase.

Paper and postage prices are difficult to predict and control. Paper is a commodity and its price can be subject to significant volatility. All of our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts. We cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

Our revenues and net operating income may not be sufficient to utilize deferred tax assets that could offset future taxable income.

As of December 31, 2017, we had deferred tax assets of $58.1 million, net of valuation allowances of $6.2 million, on our consolidated balance sheet included in this annual report on Form 10-K. We expect to utilize these deferred tax assets to reduce consolidated income tax liabilities over future periods. However, we may not be able to fully utilize these deferred tax assets if future taxable income and related income tax liabilities are insufficient to allow their use. We may be required to record a larger valuation allowance against these deferred tax assets if we believe that we are unable to utilize them, which would adversely affect our results of operations and financial position.

REPUTATION

Damage to our reputation could damage our businesses and our relationship with advertisers, block programmers and our audience.

Maintaining a positive reputation is critical to our ability to attract and maintain relationships with advertisers, block programmers and our audience. As a company that focuses on, among other things, Christian and family-themed content, in particular, damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, harm to the reputation of our national on-air hosts, litigation or regulatory action, failure to deliver minimum standards of service and quality, compliance failures and unethical behavior. Negative publicity regarding us, whether or not true, may also result in harm to our business prospects. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and content creators, which could materially and adversely affect our financial condition and results of operations.

Unfavorable publicity or consumer perception of our wellness products, the ingredients they contain and any similar products distributed by other companies could cause fluctuations in our operating results and could adversely affect our reputation, the demand for our wellness products and our ability to generate revenue.

We are highly dependent upon consumer perception of the safety and quality of our wellness products and the ingredients they contain. Consumer perception of our wellness products and the ingredients they contain, as well as consumer perception of similar wellness products, can be significantly influenced by scientific research or findings, national media attention and other publicity about wellness product use. A wellness product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to the wellness product industry or any of our particular wellness products or the ingredients they contain and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our wellness product consumers as less favorable or that questions earlier research or publicity could adversely affect our ability to generate wellness product revenues. Unfavorable market perception of our wellness products could adversely affect our reputation, the demand for our wellness products, and our ability to generate wellness product revenues.

ECONOMIC CONDITIONS

We may be adversely affected by deteriorating economic conditions.

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

We are exposed to credit risk on our trade accounts receivable. This risk is heightened during periods of uncertain economic conditions.

Amounts due to us under trade accounts receivable are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods of uncertain economic conditions, there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have could adversely affect our financial condition and results of operations.

General economic conditions, including a prolonged weakness in the economy, may affect consumer purchases, which could adversely affect our wellness product sales.

Our wellness product operating results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within shopping and selling environments. Consumer product purchases, including purchases of our wellness products, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially and adversely affect our wellness product business, revenues and profits.

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

We rely on the work product of various content creators, both employees and non-employees, to produce original programs, articles and content for our radio programs, websites and print publications. We face potential liability based on a variety of theories, including defamation, negligence, unlawful practice of a licensed profession, copyright, trademark infringement, or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act of 1976 (the “Copyright Act”). We may also be exposed to similar liability in connection with content that we do not create but that is posted to our owned and operated websites and to our network of customer websites by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our owned and operated websites and to our network of customer websites could make claims against us for losses incurred in reliance upon information provided on our owned and operated websites or our network of customer websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. While we run our content through a rigorous quality control process, including an automated plagiarism program, there is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that we create or distribute. Should the content distributed through our owned and operated websites and our network of customer websites violate the intellectual property rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could negatively impact our business, financial condition and results of operations.

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

Although we maintain product liability insurance, it may not be sufficient to cover all product liability claims and such claims that may arise could adversely affect our business and financial condition. We carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

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

Our broadcasting and printing businesses face increasing competition from new technologies, such as broadband wireless, satellite radio and audio broadcasting by cable television systems, as well as new customer products, such as portable digital audio players and smart mobile phones. These new technologies and alternative media platforms compete with our radio stations for audience share and advertising revenues. The FCC also has approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. We are unable to predict the effect that such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial. We cannot assure you that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, and other companies employing such new technologies or services could increase competition with our businesses.

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

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. There is a risk that our responses to these changes and strategies to remain competitive, including distribution of our content on a “pay” basis, may not be adopted by consumers. In publishing, the trend toward digital media may drive down the price consumers are willing to spend on our products disproportionately to the costs associated with generating literary content. Our failure to protect and exploit the value of our content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a adversely affect our business, financial condition and results of operations.

INFORMATION TECHNOLOGY, CYBERSECURITY AND OTHER EVENTS

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, may adversely affect our business, financial condition, and results of operations.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g. co-location providers for data servers, storage devices, and network access) could result in interruptions in our service, which could reduce our revenue and profits. Our systems are also vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems.

Furthermore, third-party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third-party providers for components of our technology platform, such as hardware and software providers. A failure or limitation of service or available capacity by any of these third-party providers may adversely affect our business, financial condition and results of operations.

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

Cybersecurity and privacy breaches may hurt our business, damage our reputation, increase our costs, and cause losses.

We use technology in substantially all aspects of our business operations. Our information technology systems could be subject to invasion, cyber-attack, or data privacy breaches by employees, others with authorized access, and unauthorized persons. Such attacks could result in disruption to our operations, loss or disclosure of, or damage to, our or any of our customer’s or vendor’s data or confidential information. Security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, customers or vendors to disclose sensitive information in order to gain access to our data and information technology systems. Any breach could result in significant legal and financial exposure, including damage to our reputation that may affect customer or investor confidence, loss of competitive advantage, a loss of confidence in the security of our information technology systems that could potentially impact our operations, lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack, and increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants.

We have preventive systems and processes in place to protect against the risk of cyber incidents. However, the techniques used to obtain unauthorized access and to disable, degrade, or sabotage our information technology systems and websites change frequently and may be difficult to detect for long periods of time. There can be no assurance that we, or the security systems we implement, will protect against all of these rapidly changing techniques. We may be unable to anticipate these techniques or to implement adequate preventive measures. We may incur substantial costs to prevent cyber incidents.

Third parties that provide services for our operations could also be a source of security risk in the event of a failure of their own security systems and infrastructure. In addition, sophisticated hardware and operating system software and applications that are procured from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our information technology systems.

Although we have developed systems and processes designed to protect information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach, such measures cannot provide absolute security. Breaches, whether successful or unsuccessful, could result in the incurrence of costs related to rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, and other remediation costs. Remediation costs may include liability for stolen assets or information and incentives to customers or business partners in an effort to maintain the business relationships after an attack.

Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance environment. Our failure to comply with federal, state, or international privacy related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Although we have insurance coverage protecting against cybersecurity risks, it may not be sufficient to cover all possible claims and losses that could have a material adverse effect on our business. Additionally, the nature and extent any future cybersecurity claims may increase our insurance premiums, which could also adversely affect our business.

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

The use of credit card payment systems makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties (including those with whom we have strategic alliances) under arrangements with us control. Significant portions of our sales require the collection of certain customer data, such as credit card information. In order for our sales channel to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, customer, or vendor with whom we have strategic alliances or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could cause consumers to lose confidence in our security measures, harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our business, financial condition and results of operations. Our brand reputation would likely be damaged as well.

Our business is subject to the risks of earthquakes, fires, floods, climate change and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. A significant natural disaster, such as an earthquake, fire or flood, could adversely affect our business, financial condition and results of operations. Our insurance coverage may be insufficient to compensate us for losses that may occur. Our principal executive offices are located in Southern California, a region known for seismic activity. In addition, acts of terrorism could also cause disruptions in our business or the economy as a whole. We rely heavily on servers, computers, communications systems and the Internet to conduct our business and provide high quality service to our listeners. Our servers may be vulnerable to cybersecurity risks such as computer viruses and break-ins. Disruptions in these services could negatively impact our ability to run our business, result in the loss of existing or potential listeners, the loss of existing or potential advertisers and increase maintenance costs, each of which could adversely affect our business, financial condition and results of operations. To date, we have not experienced significant disruptions in running our business due to catastrophic events, climate change, earthquakes, computer viruses or terrorism. Although we did not incur significant disruptions to our operations, our Houston market was impacted by Hurricane Harvey and our Tampa and Orlando markets were impacted by Hurricane Irma in 2017.

ACQUISITIONS AND CAPITAL INVESTMENTS

We may be unable to integrate the operations and management of acquired stations or businesses, which could adversely affect our business and operating results.

Acquisitions may have a substantial impact on our revenues, costs, cash flows, and financial position. We spent $4.0 million, $10.1 million and $17.3 million on acquisitions during the years ended December 31, 2017, 2016 and 2015, respectively. We expect to make additional acquisitions of radio stations, FM transmitters, digital businesses and publishing businesses. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities; diversions of management resources and loss of key employees; challenges with respect to operating new businesses; debt incurred in financing such acquisitions; and other unanticipated problems and liabilities. There can be no assurance that we will be able to successfully integrate the operations or management of acquired radio stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that may be acquired in the future.

Continued acquisitions will require us to manage a larger and likely more geographically diverse region of radio stations, digital portfolios and publishing portfolios than historically has been the case. Our inability to integrate and manage newly-acquired radio stations, digital businesses or publishing entities successfully could adversely affect our business and operating results.

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

We base capital allocation decisions primarily on our analysis of the predicted internal rate of return. If the estimates and assumptions we use in calculating the internal rate of return are inaccurate, our capital may be inefficiently allocated. If we fail to appropriately allocate our capital, our growth rate and financial results may be adversely affected.

We continually seek opportunities for growth by increasing the strength and number of our broadcast signals, increasing the number of page views on our web platform and increasing the subscriber base of our publications. In order to realize these growth opportunities, we must rely on continued technical improvements to expand our broadcasting, digital and publication footprint. When deciding which opportunities to pursue, we must predict the internal rate of return associated with each project. Our calculations are based on certain estimates and assumptions that may not be realized. Accordingly, the calculation of internal rate of return may not be reflective of our actual returns, and our capital may be inefficiently allocated. If we fail to appropriately allocate our capital, our growth rate and financial results could be adversely affected.

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

A majority of the purchase price for broadcast stations is allocated to FCC licenses. We may also record goodwill based on our acquisition activity. Approximately 71% of our total assets at December 31, 2017 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

There were no impairments recognized during our annual testing in the fourth quarter of 2017. Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™ The Magazine upon issuance of the May 2017 publication. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads.

We recognized a $7.0 million impairment charge during our annual testing in the fourth quarter of 2016 of which $6.5 million related to impairments of broadcast licenses and $0.5 million related to impairment of mastheads. Broadcast licenses were deemed to be impaired in our Cleveland, Dallas, Detroit and Portland market clusters due to an increase in the risk-adjusted discount rate or Weighted Average Cost of Capital (“WACC”). Mastheads were deemed to be impaired due to further reductions in projected net revenues and increases in the WACC.

We recognized a $0.4 million impairment charge during our annual testing in the fourth quarter of 2015 associated with the value of goodwill in our Singing News Network due to a reduction in projected net revenues.

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

We rely entirely on a limited number of third parties to supply and manufacture our wellness products. These third parties are subject to FDA regulation and must operate in accordance with strict manufacturing requirements referred to as Current Good Manufacturing Practices (“CGMP’s”) for dietary supplements. Our wellness products are manufactured on a purchase order basis only and manufacturers can terminate their relationships with us at any time. These third party manufacturers may be unable to satisfy our supply requirements, manufacture our wellness products on a timely basis and in compliance with CGMP’s, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet any of these critical needs and legal requirements would delay or reduce wellness product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. If any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. We cannot assure you that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all of our third party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers, we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers.

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

In 2010, the FCC opened a new phase of rulemaking concerning its broadcast ownership rules. The FCC sought public comments on the existing rules, including arguments and factual data on their impact on competition, localism, and diversity and held public meetings around the country on the issue of media ownership rules. The FCC 2010 quadrennial review of broadcast ownership rules was consolidated into the FCC’s 2014 quadrennial review of broadcast ownership rules, which commenced in spring of 2014. The local radio ownership rule, the radio/television cross-ownership rule and newspaper/broadcast cross-ownership rule are among the broadcast ownership rules considered in the 2010 and 2014 quadrennial reviews. The FCC instructed its Media Bureau to complete the combined 2010 and 2014 reviews by June 30, 2016. On August 25, 2016, the FCC released a Second Report and Order to close the 2010 and 2014 Quadrennial Review proceedings. The FCC decided to retain its local radio ownership rules without modification. In November 2017, the FCC adopted an Order on Reconsideration of the 2nd R & O (“Reconsideration Order”), which repealed the Newspaper/Broadcast Cross-Ownership Rule, the Radio/Television Cross-Ownership Rule, and the attribution rule for television joint sales agreements. The Reconsideration Order also revised the Local Television Ownership Rule to eliminate the Eight-Voices Test and modified the Top-Four Prohibition. The Reconsideration Order largely retained the local radio ownership rules, but adopted a presumptive waiver approach for existing parent markets with multiple embedded markets. While still the subject of appeals, the Third Circuit denied a request for stay of the Reconsideration Order and many of the rule changes adopted therein have now gone into effect. As noted above, the Reconsideration Order largely retained the local radio ownership rules. It is anticipated, however, that the FCC will initiate the 2018 Quadrennial Review proceedings in the near future and could propose changes to the local radio ownership rules.

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

We must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works. Traditionally, Broadcast Music, Inc. (“BMI”), American Society of Composers, Authors and Publishers (“ASCAP”), and SESAC, Inc. (“SESAC”) have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers. These traditional arrangements are changing. Owners of rights in musical works have withdrawn from BMI, ASCAP and SESAC and new entities, such as GMR, have been formed to represent owners of musical works. In addition, Committees of Congress have held hearings on substantial revisions of the Copyright Act. The fracturing of the traditional system for licensing rights in musical works may have significant consequences to our business, including increasing licensing costs and reducing the availability of certain pieces for use on our services.

On March 30, 2017, legislation was introduced to Congress under the “Fair Play, Fair Pay Act” (H.R. 1836 – 115th Congress) that would require terrestrial radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. As of the date of this report, this bill has not been passed. It is currently unknown what proposed legislation, if any, will become law, and what significance this royalty would have on our results from operations, cash flows or financial position.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could diminish the value of our services and cause us to lose customers and revenue.

When a user visits our websites or certain pages of our customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with advertisements previously delivered by us. The information that we collect about users helps us deliver appropriate content and targeted advertising to the users. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. We post privacy policies on all of our owned and operated websites that set forth our policies and practices related to the collection and use of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with industry standards or laws or regulations could result in a loss of customer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose customers and revenues.

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

We are subject to a variety of laws in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. In addition to laws and regulations that are described elsewhere in the risk factors, laws and regulations that are particularly relevant to our business address (a) privacy; (b) freedom of expression; (c) information security; (d) content and distribution of content, including liability for user reliance on such content; I intellectual property rights, including secondary liability for infringement by others; (f) domain name registration; and (g) online advertising and marketing, including email marketing and unsolicited commercial email.

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

Government regulation of the Internet is evolving, and unfavorable developments could adversely affect our operating results.

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet. Such laws and regulations cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, customer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply to the Internet. Moreover, as Internet commerce continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet, including laws limiting Internet neutrality, could decrease listener demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, adversely impacting our business and our operating results.

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

We may require significant financing to fund our acquisition strategy, which may not be available to us. The availability of funds under the Asset Based Revolving Credit Facility (“ABL Facility”) at any time will depend upon, among other factors, our ability to satisfy financial covenants and borrowing base requirements. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot make any assurances that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material negative impact on our business and results of operations.

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under such debt.

At December 31, 2017, we and our subsidiary guarantors had approximately $264.0 million aggregate principal amount of outstanding indebtedness, all of which is senior debt comprised of an aggregate principal amount of $255.0 million outstanding on our 6.75% Senior Secured Notes (“Notes”) and $9.0 million on our ABL Facility effectively ranking senior to the Notes to the extent of the ABL Priority Collateral securing such debt. In addition, the terms of the ABL Facility and the Indenture governing the Notes permit us to incur additional indebtedness, including up to approximately $21.0 million that would be available under the ABL Facility, subject to our ability to meet certain borrowing conditions.

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

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could adversely affect our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the Indenture governing the Notes or the ABL Facility. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the ABL Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, which could, in turn, trigger defaults under other debt obligations and the commitments of the lenders to make further extensions of credit under the ABL Facility could be terminated. If we were unable to repay debt to our lenders, or are otherwise in default under any provision governing our secured debt obligations, our secured lenders could proceed against us and our subsidiary guarantors and against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on the Notes and repay the principal amount of or repurchase the Notes or may cause or subsidiary guarantors to be unable to make payments under the guarantees.

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

Our current lease agreements range from one to twenty years remaining on the lease term.

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

Digital Media

Our digital media entities operate from office buildings and also require data storage centers. Salem Web Network operates from leased office facilities in Richmond, Virginia and Nashville, Tennessee. Townhall Media operates from a leased facility in Washington D.C. that is also used by our radio stations in that market. Eagle Financial Publications operates from a leased office in Washington D.C. that is shared with our Eagle Wellness employees. Fulfillment of wellness inventory is managed by a third party in New Holland, Pennsylvania. Our current lease agreements range from one to nine years remaining on the lease term.

Publishing

Singing News® magazine, previously Salem Publishing™ operates from leased office facilities in Nashville, Tennessee. Salem Author Services operates from leased facilities in Orlando, Florida. Regnery Publishing operates from leased facilities in Washington, D.C. with inventory fulfillment managed by a third party in Jackson, Tennessee. Our current lease agreements range from one to two years remaining on the lease term.

ITEM 3. LEGAL PROCEEDINGS.

We and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We maintain insurance that may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not adversely affect upon our annual consolidated financial position, results of operations or cash flows.

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

ITEM 4. MINE AND SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On February 2, 2018, we had approximately 49 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 20,614,801 outstanding shares of Class A common stock and two stockholders of record and 5,553,696 outstanding shares of Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2016				2017
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$6.06	$8.17	$8.10	$6.64	$7.75	$8.25	$7.45	$6.75
Low (mid-day)	$3.60	$5.84	$5.68	$5.00	$6.00	$6.60	$5.95	$3.90

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

The following table shows the equity distributions that have been declared and paid to all stockholders of record of our Class A and Class B common stock during the years ended December 31, 2017 and 2016.

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 7, 2017	December 18, 2017	December 29, 2017	$0.0650	$1,701
September 12, 2017	September 22, 2017	September 29, 2017	$0.0650	$1,701
June 1, 2017	June 16, 2017	June 30, 2017	$0.0650	$1,697
March 9, 2017	March 20, 2017	March 31, 2017	$0.0650	$1,691
December 7, 2016	December 19, 2016	December 31, 2016	$0.0650	$1,678
September 9, 2016	September 19, 2016	September 30, 2016	$0.0650	$1,679
June 2, 2016	June 16, 2016	June 30, 2016	$0.0650	$1,664
March 10, 2016	March 22, 2016	April 5, 2016	$0.0650	$1,657

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. Any future distributions are likely to be comparable to prior declarations unless there are changes in expected future earnings, cash flows, financial and legal requirements.

Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.8 million in 2018.

Our sole source of cash available for making any future equity distributions is our operating cash flow subject to our Term Loan B and Revolver, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return of the our Class A common stock with the cumulative total return of the NASDAQ – Composite (^IXIC)NMS equity index and the Bloomberg Broadcast and Cable Radio Index for a five year period commencing December 31, 2012 and ending December 31, 2017. Our Class B common stock is not publicly traded and is not registered under the Exchange Act. The graph assumes that the value of an investment in our Class A common stock and each index was $100 on December 31, 2012 and that any dividends were reinvested. Stockholder returns over the indicated period are not indicative of future stockholder returns.

The stock price performance graph above shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data below as of and for the years ended December 31, 2017 and December 31, 2016, is derived from our audited Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K. The selected financial data as of and for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 is derived from our audited financial statements not included herein. The selected financial data should be read in conjunction with, and is qualified by reference to, our Consolidated Financial Statements, related notes, other financial information included (incorporated by reference) herein, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the disclosure concerning the reconciliation for historical Non-GAAP financial measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this annual report on Form 10-K.

Note that our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations, digital media operations, publishing entities, asset impairments and other non-recurring significant events.

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcast revenue	$189,892	$194,094	$197,184	$202,016	$196,197
Net digital media revenue	33,808	45,691	44,761	46,777	43,096
Net publishing revenue	13,234	26,751	23,842	25,528	24,443
Total net revenue	236,934	266,536	265,787	274,321	263,736
Operating expenses:
Broadcast operating expenses	130,713	139,206	140,819	146,283	145,494
Digital media operating expenses	24,885	35,590	35,380	36,290	33,675
Publishing operating expenses	14,280	26,143	24,774	26,209	24,475
Unallocated corporate expenses	16,081	17,092	15,146	14,994	16,255
Depreciation and amortization	15,262	18,825	17,741	17,276	16,962
Change in the estimated fair value of contingent earn-out consideration	—	734	(1,715)	(689)	(23)
Impairment of long-lived assets	—	—	—	700	—
Impairment of indefinite-lived long-term assets other than goodwill	1,006	34	—	7,041	19
Impairment of goodwill	438	45	439	32	—
Impairment of amortizable intangible assets	—	—	—	8	—
(Gain) loss on the sale or disposal of assets	(264)	251	181	(1,901)	3,905
Total operating expenses	202,401	237,920	232,765	246,243	240,762
Operating income from continuing operations	34,533	28,616	33,022	28,078	22,974
Other income (expense):
Interest income	68	45	8	6	4
Interest expense, net of capitalized interest	(16,892)	(15,993)	(15,429)	(14,938)	(16,706)
Change in fair value of interest rate swaps	3,177	(2,702)	(1,273)	285	357
Gain on bargain purchase	—	—	1,357	95	—
Loss on early retirement of long-term debt	(27,795)	(391)	(41)	(87)	(2,775)
Net miscellaneous income and expenses	18	665	201	6	(80)
Total other expense, net	(41,424)	(18,376)	(15,177)	(14,633)	(19,200)
Income from continuing operations before income taxes	(6,891)	10,240	17,845	13,445	3,774
Provision for (benefit from) income taxes	(4,192)	4,765	6,695	4,572	(20,870)
Income (loss) from continuing operations	(2,699)	5,475	11,150	8,873	24,644
Loss from discontinued operations, net of tax	(37)	—	—	—	—
Net income (loss)	$(2,736)	$5,475	$11,150	$8,873	$24,644

Basic earnings (loss) per share data:
Earnings (loss) per share Class A and Class B common stock from continuing operations	$(0.11)	$0.21	$0.43	$0.34	$0.94
Loss per share from discontinued operations	—	—	—	—	—
Net earnings (loss) per share Class A and Class B common stock	$(0.11)	$0.21	$0.43	$0.34	$0.94
Diluted earnings (loss) per share data:
Earnings (loss) per share Class A and Class B common stock from continuing operations	$(0.11)	$0.21	$0.43	$0.34	$0.94
Loss per share from discontinued operations	—	—	—	—	—
Net earnings (loss) per share Class A and Class B common stock	$(0.11)	$0.21	$0.43	$0.34	$0.94
Distributions per share	$0.21	$0.24	$0.26	$0.26	$0.26
Basic weighted average Class A and Class B common shares outstanding	24,938,075	25,336,809	25,426,732	25,669,538	26,068,942
Diluted weighted average Class A and Class B common shares outstanding	24,938,075	26,081,175	25,887,819	26,034,990	26,435,757

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$65	$33	$98	$130	$3
Broadcast licenses	381,836	385,726	393,031	388,517	380,914
Other intangible assets, net including goodwill	32,035	37,912	36,877	40,353	39,841
Total assets	575,113	583,159	596,166	590,268	578,073
Long-term debt (including current portion)	290,793	277,505	274,755	261,674	258,688
Stockholders’ equity	199,347	201,468	207,221	211,192	231,281
Cash flows related to:
Operating activities	$28,735	$41,925	$36,130	$38,866	$27,330
Investing activities	(17,737)	(21,734)	(29,183)	(15,493)	(10,342)
Financing activities	(11,276)	(20,223)	(6,882)	(23,341)	(17,115)
Non-GAAP Financial Measures:
Station Operating Income (1)	$59,179	$54,888	$56,365	$55,733	$50,703
Station Operating Income margin (2)	31.2%	28.3%	28.6%	27.6%	25.8%
Digital Media Operating Income (3)	$8,923	$10,101	$9,381	$10,487	$9,421
Publishing Operating Income (Loss) (4)	$(1,046)	$608	$(932)	$(681)	$(32)
Adjusted EBITDA (5)	$52,824	$50,081	$50,439	$51,127	$45,558

(1)	We define non-GAAP Station Operating Income as net broadcast revenue less broadcast operating expenses.
(2)	We define non-GAAP Station Operating Income margin as Station Operating Income as a percentage of net broadcast revenue.
(3)	We define non-GAAP digital media operating income as net digital media revenue less digital media operating expenses
(4)	We define non-GAAP publishing operating income as net publishing revenue less publishing operating expenses.
(5)	We define Non-GAAP Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization (EBITDA) before gains or losses on the sale or disposal of assets, before changes in the estimated fair value of contingent earn-out consideration, before the change in fair value of interest rate swaps, before the impairment of long-lived assets, before net miscellaneous income and expenses, before loss on early retirement of debt and before non-cash compensation expense.

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

Item 10I of Regulation S-K defines and prescribes the conditions under which certain non-GAAP financial information may be presented in this report. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Same Station net broadcast revenue, Same Station broadcast operating expenses, Same Station Operating Income, Digital Media Operating Income, and Publishing Operating Income, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP financial measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance.

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

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$189,892	$194,094	$197,184	$202,016	$196,197
Net broadcast revenue – acquisitions	(65)	(1,551)	(105)	(11)	(428)
Net broadcast revenue – format change	—	—	(107)	(58)	(110)
Net broadcast revenue – dispositions	—	—	—	(1,532)	(174)
Same Station net broadcast revenue	$189,827	$192,543	$196,972	$200,415	$195,485

Reconciliation of Broadcast Operating Expenses to Same Station Broadcast Operating Expenses
Broadcast operating expenses	$130,713	$139,206	$140,819	$146,283	$145,494
Broadcast operating expenses – acquisitions	(136)	(1,848)	(140)	(23)	(673)
Broadcast operating expenses – format change	—	—	(192)	(118)	(180)
Broadcast operating expenses – dispositions	—	—	—	(1,564)	(105)
Same Station broadcast operating expenses	$130,577	$137,358	$140,487	$144,578	$144,536

Reconciliation of Station Operating Income to Same Station Operating Income
Station Operating Income	$59,179	$54,888	$56,365	$55,733	$50,703
Station operating loss – acquisitions	71	297	35	12	245
Station operating income – format change	—	—	85	60	70
Station operating income – dispositions	—	—	—	32	(69)
Same Station – Station Operating Income	$59,250	$55,185	$56,485	$55,837	$50,949

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$189,892	$194,094	$197,184	$202,016	$196,197
Less broadcast operating expenses	(130,713)	(139,206)	(140,819)	(146,283)	(145,494)
Station Operating Income	$59,179	$54,888	$56,365	$55,733	$50,703

Net digital media revenue	$33,808	$45,691	$44,761	$46,777	$43,096
Less digital media operating expenses	(24,885)	(35,590)	(35,380)	(36,290)	(33,675)
Digital Media Operating Income	$8,923	$10,101	$9,381	$10,487	$9,421

Net publishing revenue	$13,234	$26,751	$23,842	$25,528	$24,443
Less publishing operating expenses	(14,280)	(26,143)	(24,774)	(26,209)	(24,475)
Publishing Operating Income (Loss)	$(1,046)	$608	$(932)	$(681)	$(32)

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(Dollars in thousands)
Reconciliation of Net Income (Loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income (loss)	$(2,736)	$5,475	$11,150	$8,873	$24,644
Plus loss from discontinued operations	37	—	—	—	—
Plus provision for (benefit from) income taxes	(4,192)	4,765	6,695	4,572	(20,870)
Plus net miscellaneous income and (expenses)	(18)	(665)	(201)	(6)	80
Plus gain on bargain purchase	―	―	(1,357)	(95)	―
Plus loss on early retirement of long-term debt	27,795	391	41	87	2,775
Plus change in fair value of interest rate swaps	(3,177)	2,702	1,273	(285)	(357)
Plus interest expense, net of capitalized interest	16,892	15,993	15,429	14,938	16,706
Less interest income	(68)	(45)	(8)	(6)	(4)
Net operating income from continuing operations	$34,533	$28,616	$33,022	$28,078	$22,974
Less (gain) loss on the sale or disposal of assets	(264)	251	181	(1,901)	3,905
Plus impairment of amortizable intangible assets	—	—	—	8	―
Plus impairment of goodwill	438	45	439	32	―
Plus impairment of indefinite-lived long-term assets other than goodwill	1,006	34	—	7,041	19
Plus impairment of long-lived assets	—	—	—	700	―
Less change in the estimated fair value of contingent earn-out consideration	—	734	(1,715)	(689)	(23)
Plus depreciation and amortization	15,262	18,825	17,741	17,276	16,962
Plus unallocated corporate expenses	16,081	17,092	15,146	14,994	16,255
Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$67,056	$65,597	$64,814	$65,539	$60,092

Station Operating Income	$59,179	$54,888	$56,365	$55,733	$50,703
Digital Media Operating Income	8,923	10,101	9,381	10,487	9,421
Publishing Operating Income (Loss)	(1,046)	608	(932)	(681)	(32)
	$67,056	$65,597	$64,814	$65,539	$60,092

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income (loss)	$(2,736)	$5,475	$11,150	$8,873	$24,644
Plus interest expense, net of capitalized interest	16,892	15,993	15,429	14,938	16,706
Plus provision for (benefit from) income taxes	(4,192)	4,765	6,695	4,572	(20,870)
Plus depreciation and amortization	15,262	18,825	17,741	17,276	16,962
Less interest income	(68)	(45)	(8)	(6)	(4)
EBITDA	$25,158	$45,013	$51,007	$45,653	$37,438
Less (gain) loss on the sale or disposal of assets	(264)	251	181	(1,901)	3,905
Less change in the estimated fair value of contingent earn-out consideration	―	734	(1,715)	(689)	(23)
Plus gain on bargain purchase	―	―	(1,357)	(95)	―
Plus changes the fair value of interest rate swaps	(3,177)	2,702	1,273	(285)	(357)
Plus impairment of long-lived assets	―	―	―	700	―
Plus impairment of indefinite-lived long-term assets other than goodwill	1,006	34	―	7,041	―
Plus impairment of goodwill	438	45	439	32	19
Plus impairment of amortizable intangible assets	―	―	―	8	―
Plus net miscellaneous income and expenses	(18)	(665)	(201)	(6)	80
Plus loss on early retirement of long-term debt	27,795	391	41	87	2,775
Plus loss from discontinued operations	37	―	―	―	―
Plus non-cash stock-based compensation	1,849	1,576	771	582	1,721
Adjusted EBITDA	$52,824	$50,081	$50,439	$51,127	$45,558

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

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our ABL, reductions in revenue forecasts, our ability to renew our broadcast licenses, changes in interest rates, the timing of, our ability to complete any acquisitions or dispositions, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changes in consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, the future write off of any material portion of the fair value of our FCC broadcast licenses and goodwill, and other risk factors described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2017.

Our Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions of selected assets of radio stations and acquisitions of various Internet and publishing businesses. Refer to Note 4 of our Consolidated Financial Statements for details of each of these transactions. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	the sale of banner advertisements on our station websites or on our mobile applications;
•	the sale of digital streaming advertisements on our station websites or on our mobile applications;
•	the sale of advertisements included in digital newsletters;
•	fees earned for creating custom web pages or social media promotions on behalf of our advertisers;
•	revenue from station events, including ticket sales and sponsorships;

•	listener purchase programs, often called non-traditional revenue, where revenue is generated by promoting discounted goods and services to our listeners from special discounts and incentives offered to our listeners; and
•	product sales and royalties for on-air host materials, including podcasts and programs;

The rates we are able to charge for broadcast airtime and other advertisements are dependent upon several factors, including:

•	audience share;
•	how well our stations and digital platform perform for our clients;
•	the size of the market and audience reached;
•	the number of impressions delivered;
•	the number of page views achieved;
•	the number of events held, the number of event sponsorships sold and the attendance at each event;
•	the general economic conditions in each market; and
•	supply and demand on both a local and national level.

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;
•	the sale of digital streaming advertisements on websites and mobile applications;
•	the support and promotion to stream third-party content on our websites;
•	the sale of advertisements included in digital newsletters;
•	the digital delivery of newsletters to subscribers;
•	the number of video and graphic downloads; and
•	the sale and delivery of wellness products.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	publishing fees from authors;
•	the sale of digital advertising on our magazine websites and digital newsletters;
•	subscription fees for our print magazine; and
•	the sale of print magazine advertising..

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Today’s Christian Music (“TCM”), Singing News Network, and Salem Media RepresentativesTM (“SMR”). SRN, SNN, TCM and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in ten U.S. cities, specializes in placing national advertising on religious and other format commercial radio stations.

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

Block Programming. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. Historically, more than 95% of these religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average more than 30 years on-air. Over the last five years, block-programming revenue has generated 41% to 43% of our total net broadcast revenue.

Satellite Radio. We program SiriusXM Channel 131, the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

News Talk. We currently program 34 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by SRN to radio stations throughout the United States. Syndication of our programs allows Salem to reach audiences in markets in which we do not own or operate radio stations.

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

Business. We currently program 12 of our radio stations in a business format. Our business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format in that it features long-form block programming.

Each of our radio stations has a website specifically designed for that station. The station websites have digital banner advertisements, streaming, links to purchase goods featured by on-air advertisers, and links to our other digital media sites.

Revenues generated from our radio stations are reported as broadcast revenue in our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K Broadcast revenues are impacted by the rates radio stations can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered or downloads made, and the number of events held, including the size of the event and the number of attendees. Block programming rates are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services for most of our radio stations. In select markets, we subscribe to Nielsen Audio, which develops quarterly reports measuring a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time available for block programming and/or advertising, which may vary at different times of the day.

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

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising during election years by way of political advertisements. Quarterly block programming revenue tends not to vary significantly because program rates are generally set annually and recognized on a per program basis.

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

Trade or barter agreements are common in the broadcast industry. Our radio stations utilize barter agreements to exchange airtime for goods or services in lieu of cash. We enter barter agreements if the goods or services to be received can be used in our business or can be sold to our audience under Listener Purchase Programs. We minimize the use of barter agreements with our general policy being not to preempt airtime paid for in cash for airtime sold under a barter agreement. In the year ended December 31, 2017, 98% of our broadcast revenue was sold for cash as compared to 97% for the years ended December 31, 2016 and 2015.

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

Digital Media

Web-based and digital content has been a growth area for Salem and continues to be a focus of future development. Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites; BibleStudyTools.com™, Crosswalk.com®, GodVine.com™, iBelieve.com, GodTube.com™, OnePlace.com™, Christianity.com™, GodUpdates.com, CrossCards.com™, ChristianHeadlines.com, LightSource.com™, AllCreated.com, ChristianRadio.com™, CCMmagazine.com™, SingingNews.com™ and SouthernGospel.com™ and our conservative opinion websites; collectively known as Townhall Media, include Townhall.com™, HotAir.com™, Twitchy.com, RedState.com, BearingArms.com, HumanEvents.com, and ConservativeRadio.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including SermonSpice.com™, ChurchStaffing.com™, WorshipHouseMedia.com, SermonSearch.com, WorshipHouseKids.com, Preaching.com, ChristianJobs.com™ and Youthworker.com and offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders.

E-commerce also includes wellness products through NNH, which is a seller of nutritional supplements.

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

Salem Author Services includes Xulon Press™, Mill City Press, and Bookprinting.com, which offer print-on-demand self-publishing services for authors. We acquired Mill City Press and Bookprinting.com, on August 1, 2016. Xulon Press™ publishes books for Christian authors while Mill City Press and Bookprinting.com publish books for all general market publications.

Singing News® magazine, previously Salem Publishing™ produces and distributes the Singing News® magazine.

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

KNOWN TRENDS AND UNCERTAINTIES

Broadcast revenue growth remains challenged, which we believe is due to several factors, including increasing competition from other forms of content distribution and time spent listening by audio streaming services, podcasts and satellite radio. This increase in competition and mix of radio listening time may lead advertisers to conclude that the effectiveness of radio has diminished. To minimize the impact of these factors, we continue to enhance our digital assets to complement our broadcast content. We also support industry initiatives to increase the number of smartphones and other wireless devices that contain an enabled FM tuner, as well as provide initiatives for wireless carriers in the United States to permit these FM tuners to receive the free over-the-air local radio stations. The increase use of voice activated platforms, or smart speakers, that provide audiences with the ability to access AM and FM radio stations show increased potential for broadcasters to reach audiences.

Our broadcast revenues are particularly dependent on our Los Angeles and Dallas markets, which generated 12.2% and 10.3%, respectively, of our total net broadcasting revenue for the year ended December 31, 2017.

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

Key Financial Performance Indicators – SAME STATION DEFINITION

In the discussion of our results of operations below, we compare our broadcast operating results between periods on an as-reported basis, which includes the operating results of all radio stations and networks owned or operated at any time during either period and on a Same Station basis. Same Station is a Non-GAAP financial measure used both in presenting our results to stockholders and the investment community as well as in our internal evaluations and management of the business. We believe that Same Station Operating Income provides a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of Same Station Operating Income is not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP. Our definition of Same Station Operating Income is not necessarily comparable to similarly titled measures reported by other companies Refer to “NON-GAAP FINANCIAL MEASURES” presented after our results of operation for a reconciliation of these non-GAAP performance measures to the most comparable GAAP measures.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2017 compared to the year ended December 31, 2016

The following factors affected our results of operations and our cash flows for the year ended December 31, 2017 as compared to the prior year:

Financing

•	On May 19, 2017, we closed on a private offering of Notes and concurrently entered into the ABL Facility. The net proceeds from the offering of the Notes, together with borrowings under the ABL Facility, were used to repay outstanding borrowings, including accrued and unpaid interest, on our previously existing senior credit facilities consisting of the Term Loan B and Revolver, and to pay fees and expenses incurred in connection with the Notes offering and the ABL Facility. The Notes and ABL replaced the Term Loan B and Revolver. The Notes mature on June 1, 2024 with interest at 6.75% annually compared to the Term Loan B, which was to mature on March 14, 2020 with interest at LIBOR (subject to a floor of 1.00%) plus 3.50% or Prime rate plus 2.50%. The ABL matures May 19, 2022 as compared to the Revolver, which was set to mature on March 16, 2018.

•	On February 28, 2017, we repaid $3.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $6,200 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $18,000 in unamortized debt issuance costs associated with the principal repayment. The reduction in principal of the Term Loan B reduced future interest payments.

•	On January 30, 2017, we repaid $2.0 million in principal on the Term Loan B and paid interest due as of that date. We recorded a $4,500 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $12,000 in unamortized debt issuance costs associated with the principal repayment. The reduction in principal of the Term Loan B reduced future interest payments.

Acquisitions

•	On November 22, 2017, we closed on the acquisition of radio station WSPZ-AM (now WWRC-AM) in Bethesda, Maryland for $0.6 million in cash from a related party.

•	On September 15, 2017, we closed on the acquisition of real property, including the land, towers and facilities, of radio station WSPZ-AM in Bethesda, Maryland for $1.5 million in cash.

•	On August 31, 2017, we acquired the TeacherTube.com website and related assets for $1.1 million in cash.

•	On August 31, 2017, we acquired the Intelligence Report newsletter and related assets valued at $2.5 million and we assumed deferred subscription liabilities of $2.9 million. We paid no cash to the seller upon closing.

•	On July 24, 2017, we closed on the acquisition of the FM translator construction permit in Eaglemount, Washington, for $40,000 in cash. The FM translator will be relocated to the Portland, Oregon market for use by our KDZR-AM radio station.

•	On July 6, 2017, we acquired the TradersCrux.com website and related assets for $0.3 million in cash. As part of the purchase agreement, we may pay up to an additional $0.1 million in contingent earn-out consideration within one year upon the achievement of income benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of TradersCrux.com to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $18,750, which approximates the discounted present value due to the earn-out of less than one year.

•	On June 28, 2017, we closed on the acquisition of an FM translator construction permit in Festus, Missouri for $40,000 in cash. The FM translator will be relocated to the St. Louis, Missouri market for use by our KXFN-FM radio station.

•	On June 8, 2017, we acquired a Portuguese Bible mobile application for $85,000 in cash. We may pay up to an additional $20,000 in contingent earn-out consideration over the next twelve months based on the achievement of certain revenue benchmarks.

•	On March 15, 2017, we acquired the website prayers-for-special-help.com for $0.2 million in cash.

•	On March 14, 2017, we closed on the acquisition of an FM translator construction permit in Quartz Site, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KPRZ-AM radio station.

•	On March 1, 2017, we closed on the acquisition of an FM translator construction permit in Roseburg, Oregon for $45,000 in cash. The FM translator will be relocated to the Portland, Oregon market for use by our KPDQ-AM radio station.

•	On January 16, 2017, we closed on the acquisition of an FM translator in Astoria, Oregon for $33,000 in cash. The FM translator will be relocated to the Seattle, Washington market for use by our KGNW-AM radio station.

•	On January 6, 2017, we closed on the acquisition of an FM translator construction permit in Mohave Valley, Arizona for $20,000 in cash. The FM translator will be relocated to the San Diego, California market for use by our KCBQ-AM radio.

Net Broadcast Revenue

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$202,016	$196,197	$(5,819)	(2.9)%	73.6%	74.4%
Same Station Net Broadcast Revenue	$200,415	$195,485	$(4,930)	(2.5)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2016		2017
	(Dollars in thousands)
Block program time:
National	$49,271	24.4%	$48,628	24.8%
Local	37,034	18.3	34,942	17.8
	86,305	42.7	83,570	42.6
Broadcast Advertising:
National	13,426	6.6	13,720	7.0
Local	64,028	31.7	58,413	29.8
	77,454	38.3	72,133	36.8
Station Digital	6,984	3.5	7,920	4.0
Infomercials	2,636	1.3	2,323	1.2
Network	17,683	8.8	18,112	9.2
Other Revenue	10,954	5.4	12,139	6.2
Net Broadcast Revenue	$202,016	100.0%	$196,197	100.0%

In late August 2017, our Houston broadcast market was impacted by Hurricane Harvey and in early September Hurricane Irma impacted our Miami, Tampa and Orlando broadcast markets. We estimate total lost revenues from both storms to be approximately $0.2 million across all broadcast markets impacted, which includes orders cancelled in anticipation of the storms and losses for programs and advertisements that could not broadcast due to the loss of power.

The net decline in block programming revenue of $2.7 million includes a $1.7 million decline on our Christian Teaching and Talk stations, a $0.8 million decline due to the LMA of our Louisville stations, a $0.7 million decline on our Business format stations and a $0.3 million decline from our Spanish language Christian Teaching and Talk stations, which were offset by a $0.8 million increase in programming on our News Talk stations. Declines, particularly from local programming, resulted from cancellations that we believe are due to increased competition from other broadcasters. Declines in national programming revenue reflect the non-renewal of a program that was featured on 19 of our Christian Teaching and Talk stations and declines in business programs as they pursue content that remains in compliance with securities rules and regulations. Our national ministry programs saw an increase of $0.4 million from rate increases of approximately 1.0% to 3.0% partially offset with $0.2 million of cancellations.

Advertising revenue, net of agency commissions, decreased by $5.3 million of which $2.2 million was due to political advertising that was recognized during 2016 based on the elections cycle. The remaining $3.1 million decrease includes a $2.7 million decline in local advertising on our CCM stations, particularly in our Dallas market due to lower ratings and from higher competition from other broadcasters and a $0.9 million decline in local advertising on our Christian Teaching and Talk stations offset by a $0.6 million increase in national advertising on our News Talk stations. Higher competition from other broadcasters and agencies reduce the number of advertisements placed that in turns creates lower demand and lower rates, particularly for unsold spots. We have undertaken efforts to retool our music, imaging and promotions to capture a younger demographic that we believe will improve the ratings for our CCM stations in the Dallas market. We are beginning to see some improved ratings but it will take additional time to turn the improved ratings into improved revenue.

Digital revenue generated from our radio station and network websites increased $0.9 million, which reflects an increase in sales of Salem Consumer Products of $0.4 million, a $0.3 million increase from our News Talk stations and a $0.2 million increase in network digital revenue generated by social media campaigns during the last quarter of the year. We continue to expand our digital product offerings to include social media campaigns, search engine optimization, retargeted advertising and other services to address the move of advertising dollars to digital from broadcasting. The rates charged were comparable to the prior year.

Declines in infomercial revenue reflect our effort to feature programming that is tailored to our audience and consistent with our company values. We continue to seek alternatives to infomercial programs that we believe are not of interest to our audience.

Network revenue increased by $0.4 million, including a $0.6 million increase from a revenue share agreement and a $0.1 million increase in advertising sales with our national talk shows that we believe is attributable to our increased exposure and media presence during the 2016 presidential debates offset by a $0.3 million decrease in political advertising revenue based on the 2016 election cycle.

Other revenue increased $1.2 million due to a $0.7 million increase in listener purchase program revenue associated with vendor discount programs due to higher audience demand, a $0.2 million increase in event revenue due to higher attendance and ticket sales for local events such as concerts and speaking events, a $0.2 million increase in sponsorship revenue in our Atlanta market and a $0.1 million increase in broadcast tower rental fees.

On a Same Station basis, net broadcast revenue decreased $4.9 million, which reflects these items net of the impact of stations that were acquired or are operating under different formats.

Net Digital Media Revenue

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$46,777	$43,096	$(3,681)	(7.9)%	17.1%	16.3%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Year Ended December 31,
	2016		2017
	(Dollars in thousands)
Digital Advertising, Net	$27,673	59.2%	$24,566	57.0%
Digital Streaming	4,504	9.6	4,494	10.4
Digital Subscriptions	5,996	12.8	6,580	15.3
Digital Downloads	5,671	12.1	5,027	11.7
e-commerce	2,333	5.0	2,077	4.8
Other Revenue	600	1.3	352	0.8
Net Digital Media Revenue	$46,777	100.0%	$43,096	100.0%

On a consolidated basis, digital advertising revenue, net of agency commissions, declined by $3.1 million. This decline was attributable to lower page views on our conservative opinion websites, primarily Townhall Media, as compared to the prior year due to the timing of the 2016 election. Page views for conservative opinion websites are typically higher during election years due to higher level of interest in content, both desktop and mobile. Changes in the Facebook newsfeed algorithm have negatively affected the volume of our desktop page views. Page views from Facebook declined 25.0% as compared to the prior year. To offset declines in page views generated from Facebook, we continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue from the mobile applications.

Digital streaming revenue was consistent with the prior year with negligible changes in sales volume and rates.

Digital subscription revenue increased by $0.6 million on a consolidated basis. Eagle Financial Publications increased $0.4 million due to higher distribution levels from acquisitions including Retirement Watch in April 2016, Turner Investment Products in September 2016, and Intelligence Reporter in August of 2017, that were partially offset by a decline in the number of subscribers to Skousen’s Fast Money Alert newsletters. Salem Web Network’s Churchstaffing.com increased $0.1 million increased due to increased marketing efforts combined with a re-design of the website. Subscriber rates were comparable to the prior year.

Digital download revenue declined by $0.6 million due to a lower volume of downloads generated as compared to the prior year. Of this decline, $0.4 million was attributable to WorshipHouseMedia.com and $0.2 million was attributable to SermonSpice.com. As users become more adept at creating their own content, declines in downloads of third party produced videos are common. We continue to believe that our content is unique and valuable and that the number of downloads of our content will not be impacted as severely by user created content. In addition, there was a lower volume of downloads as compared to the prior year due in part to content in 2016 that covered the 15th anniversary of the September 11th terrorist attacks. Rates charged to our customers for digital downloads were comparable to the prior year.

E-commerce revenue declined by $0.3 million due to discounts offered on products sold through our wellness website. The average price per unit declined 9% with a 1% decline in the number of products sold. The discounts result from increased competition in the online market place that is driving prices down.

Other revenue includes event revenue, revenue sharing arrangements for purchases made from applications, and mail list rentals. The decrease of $0.2 million reflects the impact of a Townhall and Red State Gathering event held during the third quarter of 2016 leading up to the then presidential election.

Net Publishing Revenue

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$25,528	$24,443	$(1,085)	(4.3)%	9.3%	9.3%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2016		2017
	(Dollars in thousands)
Book Sales	$17,022	66.7%	$18,003	73.7%
Estimated Sales Returns & Allowances	(4,482)	(17.6)	(4,340)	(17.8)
E-Book Sales	2,213	8.7	1,817	7.4
Self-Publishing Fees	6,138	24.1	5,068	20.7
Print Magazine Subscriptions	1,503	5.9	1,164	4.8
Print Magazine Advertisements	1,027	4.0	744	3.0
Digital Advertising	870	3.4	723	3.0
Other Revenue	1,237	4.8	1,264	5.2
Net Publishing Revenue	$25,528	100.0%	$24,443	100.0%

On a consolidated basis, book sales increased by $1.0 million due to a $0.9 million increase in book sales from Salem Author Services and a $0.1 million increase in book sales from Regnery Publishing. Regnery Publishing book sales increased 1% in volume and 1% in the average price per unit sold. The $0.9 million increase in book sales generated from Salem Author Services included a $1.0 million increase from Mill City Press, which we acquired on August 1, 2016, offset by a $0.1 million decrease in book sales from Xulon Press™. These results include the impact of Hurricane Irma, which resulted in delays in production due to the loss of power in the Orlando area. We estimate the impact of the hurricane to be approximately $0.3 million of revenue for the year ended December 31, 2017. There were no significant changes in rates charged as compared to the prior year. Sales of books through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

The $0.1 million decrease in estimated sales returns and allowances resulted from lower sales of Regnery Publishing print books, a reduction in the historical average return rate for Regnery Political books and a reduction to the reserve associated with backlist titles.

Regnery Publishing e-book sales decreased $0.4 million due to a decrease of 23% in the average price per unit sold due to sales incentives offered partially offset with a 3% increase in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $1.1 million, which includes a $1.6 million decline in sales volume from Xulon Press™ that was offset by a $0.5 million increase in sales volume from Mill City Press, which was acquired in August 2016. Self-publishing fees charged to authors were comparable with the prior year. We believe that our ability to cross-promote our self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential.

Declines in print magazine subscription and print magazine advertising revenue are due to the continual decline within this business and our reduction in the number of print publications produced. We ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™ The Magazine as of the May 2017 publications due to continual declines in the number of subscribers. Lower demand and distribution levels resulted in corresponding declines in advertising revenues.

Digital adverting revenue decreased $0.2 million primarily due to the closure of the Salem Publishing™ Homecoming website. Following the end of print publications for Preaching Magazine™ and YouthWorker Journal™, the Preaching.com and YouthWorker.com websites are operated within SWN. Sales volume and rates were comparable to the prior year.

Other revenue consists of miscellaneous sources such as change fees, video trailers and website revenues. The increase of $0.1 million was generated by Mill City Press that was acquired on August 1, 2016 offset by a $67,000 decrease in Eagle Regnery revenue due to a decrease in the amount of royalty payments received.

Broadcast Operating Expenses

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$146,283	$145,494	$(789)	(0.5)%	53.3%	55.2%
Same Station Broadcast Operating Expenses	$144,578	$144,536	$(42)	—%

Broadcast operating expenses declined by $0.8 million including a $1.4 million reduction in sales-based commissions and incentives consistent with lower revenues, a $0.7 million favorable impact from a litigation matter, a $0.3 million decline in music license fees and a $0.2 million decrease in advertising and promotion costs, that was offset by a $1.2 million increase in bad debt reserves, a $0.5 million increase in payroll-related costs associated with higher personnel levels and annual rate increases, and a $0.2 million increase in non-cash stock-based compensation expense.

On a Same Station basis, broadcast operating expenses decreased by $42,000. The decrease in broadcast operating expenses on a Same Station basis reflects these items net of the impact of start-up costs associated with acquisitions and format changes and the impact of the Louisville market LMA.

Digital Media Operating Expenses

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$36,290	$33,675	$(2,615)	(7.2)%	13.2%	12.8%

Digital media operating expenses declined by $2.6 million due to a $1.0 million reduction in sales-based commissions and incentives, a $0.6 million reduction in advertising and promotion costs, a $0.6 million reduction in royalties, a $0.3 million decrease in travel and entertainment costs and a $0.1 million decrease in professional services that were offset by a $0.1 million increase in bad debt expenses.

Publishing Operating Expenses

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$26,209	$24,475	$(1,734)	(6.6)%	9.6%	9.3%

Publishing operating expenses declined by $1.7 million of which $0.6 million was due to a reduction in the consolidated cost of goods sold. Cost of goods sold declined $0.9 million from Regnery Publishing based a lower number of books sold and declined $0.4 million from Salem PublishingTM due to reductions in the number of print publications produced, that was offset by a $0.6 million increase from Salem Author Services based on the number of books sold. The gross profit margin for Regnery Publishing was 53% for the year ended December 31, 2017 as compared to 46% for the prior year. Regnery Publishing margins are impacted by the volume of e-book sales, which have higher profit margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was consistent with the prior year at 29%. Additionally, there was a $1.0 million decline in payroll-related expenses due to reductions in headcount and a $0.2 million decline in travel and entertainment expenses that was offset by a $0.2 million increase in advertising and promotion expenses.

Unallocated Corporate Expenses

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$14,994	$16,255	$1,261	8.4%	5.5%	6.2%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The net increase of $1.3 million includes a $0.9 million increase in non-cash stock-based compensation charge associated with restricted stock awards and a $0.5 million increase in net payroll-related costs due to higher staffing levels and annual rate increases that were offset by a $0.1 million decrease in professional fees.

Impairment of Long-Lived Assets

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$700	$—	$(700)	(100.0)%	0.3%	—%

Based on changes in management’s planned usage, we classified land in Covina, California as held for sale as of June 2012. At that time, we evaluated the land for impairment in accordance with guidance for impairment of long-lived assets held for sale. We determined that the carrying value of the land exceeded the estimated fair value less costs to sell and recorded an impairment charge of $5.6 million associated with the land based on our estimated sale price at that time. In December 2012, after several purchase offers for the land were terminated, we obtained a third-party valuation for the land. Based on the fair value determined by the third-party, we recorded an additional impairment charge of $1.2 million associated with the land. While we continued to market the land for sale and had no intention to use the land in our operations, we had not received successful offers. Based on the amount of time that the land had been held for sale, we obtained another third-party valuation for the land as of June 2016. Based on this fair value appraisal, we recorded an additional $0.7 million impairment charge associated with the land during the three months ended June 30, 2016. In August 2017, we received an escrow deposit under an agreement to sell the land in Covina, California for $1.0 million dollars. The land is recorded in assets held for sale and has not been used in operations. The sale is subject to the buyer’s ability complete due diligence on their expected use of the land and is currently expected to close in the latter half of 2020.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$7,041	$19	$(7,022)	(99.7)%	2.6%	—%

Based on management’s plan to cease publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™. The Magazine upon issuance of the May 2017 issues, we recorded an impairment charge of $19,000 as of March 31, 2017 associated with mastheads.

The impairment charge of $7.0 million for the year ended December 31, 2016 includes $6.5 million of impairments associated with our broadcast licenses and $0.5 million associated with the value of mastheads. These impairments were recognized during our annual testing period in the fourth quarter of 2016. Broadcast licenses were deemed to be impaired in four of the twenty-five markets tested. Impairments were recorded in our Cleveland, Dallas, Detroit and Portland market clusters due to an increase in the risk-adjusted discount rate or WACC. The increase in the WACC for the 2016 testing period as compared to 2015 was largely attributable to increases in corporate borrowing interest rates during 2016 within the composite mix of industry participants considered in the analysis. The impairment charge also includes a $0.5 million charge associated with magazine mastheads due to further reductions in projected net revenues and increases in the WACC. We believe that these impairments are indicative of trends in the industry and are not unique to our company or operations.

Impairment of Goodwill

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$32	$—	$(32)	(100.0)%	—%	—%

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

Impairment of Amortizable Intangible Assets

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Amortizable Intangible Assets	$8	$—	$(8)	(100.0)%	—%	—%

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

Depreciation Expense

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$12,205	$12,369	$164	1.3%	4.4%	4.7%

Depreciation expense increased $0.2 million compared to the prior year. The increase reflects the impact of recent capital expenditures associated with computer software and office equipment that have shorter estimated useful lives than towers and broadcast assets. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$5,071	$4,593	$(478)	(9.4)%	1.8%	1.7%

The decline in amortization expense reflects the impact of the intangible assets acquired with Eagle Publishing and WorshipHouseMedia.com that were fully amortized as of 2017, compared to generating amortization expense of $1.1 million during the prior year, offset with an increase of $0.6 million in amortization from intangible assets acquired with the acquisitions of King James Bible mobile applications in March 2016, Cycle Prophet in September 2016 and Mill City Press in September 2016. There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(689)	$(23)	$666	(96.7)%	(0.3)%	—%

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

During the year ended December 31, 2017, we decreased the estimated fair value of our contingent earn-out liabilities by $23,000 compared to a net decrease of $689,000 during the prior year. These changes are based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 of our Consolidated Financial Statements for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Net (Gain) Loss on the Sale or Disposal of Assets

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Sale or Disposal of assets	$(1,901)	$3,905	$5,806	(305.4)%	(0.7)%	1.5%

The net loss on the sale or disposal of assets of $3.9 million for the year ended December 31, 2017 includes a $4.7 million estimated loss on the sale of WQVN-AM (formerly WKAT-AM) in Miami, Florida, a $77,000 loss related to transmitter equipment in Dallas, Texas and a $2,000 net loss for equipment damaged in our Tampa, Florida market as a result of hurricane Irma that was offset by a $0.5 million gain on sale of a former transmitter site in our Dallas, Texas market, a $0.4 million gain on the sale of the WSPZ-AM tower site, and a $16,000 net gain from disposals within our print magazine segment.

The net gain on the sale or disposal of assets of $1.9 million for year ended December 31, 2016 includes a $1.9 million gain on the sale of our Miami tower site and a $0.7 million gain from a land easement in our South Carolina market offset by a $0.4 million charge associated with the relocation of our offices in the Washington D.C. market and net losses of $0.3 million related to various fixed asset disposals.

Other Income (Expense)

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$6	$4	$(2)	(33.3)%	—%	—%
Interest Expense	(14,938)	(16,706)	(1,768)	11.8%	(5.4)%	(6.3)%
Change in the Fair Value of Interest Rate Swap	285	357	72	25.3%	0.1%	0.1%
Gain on Bargain Purchase	95	—	(95)	(100.0)%	—%	—%
Loss on Early Retirement of Long-Term Debt	(87)	(2,775)	(2,688)	3,089.7%	—%	(1.1)%
Net Miscellaneous Income and (Expenses)	6	(80)	(86)	(1,433.3)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement prior to termination, and non-cash accretion associated with deferred installments and contingent earn-out consideration associated with our acquisition activity. The increase of $1.8 million reflects the higher interest rate on the Notes outstanding as of the period ending December 31, 2017 as compared to the Term Loan B during the prior year.

The $0.1 million favorable impact of change in the fair value of interest rate swap reflects the mark-to-market impact prior to the termination of our swap agreement on May 19, 2017.

Loss on early retirement of long-term debt reflects $0.6 million of the unamortized discount and $1.5 million of unamortized debt issuance costs associated with the payoff and termination of the Term Loan B on May 19, 2017, $0.1 million of unamortized debt issuance costs associated with the Revolver terminated on May 19, 2017, and $0.6 million to exit and terminate our swap agreement on May 19, 2017, as well as $41,000 of the unamortized discount and unamortized debt issuance costs associated with prior principal redemptions of the Term Loan B.

Net miscellaneous income and expenses includes royalty income and usage fees for real estate properties. During the year ended December 31, 2017, we recorded a non-recurring loss of $78,000 on an investment.

Provision for (Benefit From) Income Taxes

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$4,572	$(20,870)	$(25,442)	(556.5)%	1.7%	(7.9)%

We recognized a benefit from income taxes of $20.9 million for the year ended December 31, 2017 compared to a tax provision of $4.6 million in the prior year. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code. These changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end provision for income taxes in accordance with our understanding of the Act and the guidance available as of the date of this filing. As a result, we recorded a $23.0 million additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted, from the remeasurement of deferred tax liabilities associated primarily with intangible assets that are expected to reverse at the new 21% rate in the future.

The change in our provision for income taxes of $25.4 million reflects the $23.0 million impact of the above Act and a $0.8 million increase in the valuation allowance to offset deferred tax assets associated with the state net operating loss carryforwards. The pretax income of $3.8 million was recognized for 2017 compared to $13.4 million for the prior year.

The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (553.0)% for the year ended December 31, 2017 compared to 34.0% for the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of the Act, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income (Loss)

	Year Ended December 31,
	2016	2017	Change $	Change %	2016	2017
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$8,873	$24,644	$15,771	177.7%	3.2%	9.3%

We recognized net income of $24.6 million for the year ended December 31, 2017 compared to $8.9 million in the prior year. The $15.8 million increase includes a $25.5 million decrease in our provision for income taxes offset by $5.1 million decline in net operating income, a $2.7 million increase in loss on the early retirement of long-term debt, and a $1.8 million increase in interest expense.

Year Ended December 31, 2016 compared to the year ended December 31, 2015

The following factors affected our results of operations and our cash flows for the year ended December 31, 2016 as compared to the prior year:

Financing

Throughout the year ended December 31, 2016, we repaid $11.0 million in principal from $274.0 million to $263.0 million on our term loan of $300.0 million (“Term Loan B”) and paid interest through each repayment date compared to principal repayments of $2.0 million, from $276.0 million to $274.0 million, plus interest through each repayment date during the prior year. These reductions in principal of the Term Loan B reduced future interest payments.

Broadcast Acquisitions

We acquired or entered agreements to acquire several FM Translators or FM Translator construction permits during the year. The FCC permits AM and FM radio stations to operate FM Translators. The FCC began an AM Revitalization program, or “AMR,” that included several initiatives intended to benefit AM broadcasters. One of these benefits, intended to promote the use of FM Translators by AM broadcasters, allowed an AM station to relocate one FM translator up to 250 miles from its authorized site and operate the translator on any non-reserved band FM channel in the AM station’s market, subject to coverage and interference rules (“250 Mile Window”). On February 23, 2017, the FCC amended its rules to allow an AM station using a rebroadcasting FM translator to locate the FM translator anywhere within the AM station’s daytime service contour or anywhere within a 25-mile radius of the transmitter, even if the contour extends farther than 25 miles from the transmitter. This rule change will be particularly useful for finding a location for these translators.

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

On November 7, 2016, we closed on the acquisition of an FM translator in Sebring, Florida for $77,000 in cash. The FM translator was used by our WQVN-AM (formerly WKAT-AM) radio station in Miami, Florida.

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

On June 24, 2016, we entered into a LMA to operate radio station KTRB-AM in San Francisco, California beginning on July 1, 2016. On December 15, 2016, we entered into a new LMA to operate this station with East Bay Broadcasting, LLC, a related party.

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

During the year ended December 31, 2016, we acquired other domain names and assets associated within our digital media operating segment for approximately $3,000 in cash.

Acquisitions – Publishing

On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc., including Mill City Press and Bookprinting.com, for $3.5 million and the assumption of $1.0 million in deferred revenue liabilities. We paid $3.3 million in cash upon close with the remaining $0.2 million due within 90 days upon the finalization of deferred revenue obligations.

During the year ended December 31, 2016, we acquired other domain names and assets associated within our publishing operating segment for approximately $3,000 in cash.

Divestitures

•	In November 2016, we entered an agreement with Word Broadcasting Network to transfer the operation of our Louisville radio stations (WFIA-AM; WFIA-FM; WGTK-AM) under a twenty-four month TBA effective as of January 3, 2017. We received $0.5 million of cash from Word Broadcasting Network associated with an option for them to purchase these stations.

•	On September 1, 2016, we received $0.7 million in cash associated with a land easement granted in our South Carolina market.

•	On June 10, 2016, we received $2.5 million in cash from the National Park Service in exchange for its claim under eminent domain for our tower site in Miami, Florida. We recognized a pre-tax gain of $1.9 million from this sale. We entered a limited terms of use agreement with the National Park Service to broadcast from the tower site for the next twenty years for a nominal fee.

Net Broadcast Revenue

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$197,184	$202,016	$4,832	2.5%	74.2%	73.6%
Same Station Net Broadcast Revenue	$196,972	$199,379	$2,407	1.2%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2015		2016
	(Dollars in thousands)
Block program time:
National	$46,401	23.5%	$49,271	24.4%
Local	36,156	18.3	37,034	18.3
	82,557	41.9	86,305	42.7
Advertising:
National	13,939	7.1	13,426	6.6
Local	63,375	32.1	64,028	31.7
	77,314	39.2	77,454	38.3
Digital	6,680	3.4	6,984	3.5
Infomercials	2,545	1.3	2,636	1.3
Network	15,010	7.6	17,683	8.8
Other	13,078	6.6	10,954	5.4
Net broadcast revenue	$197,184	100.0%	$202,016	100.0%

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

Digital revenue generated from our radio station websites increased $0.3 million, primarily from our News Talk Stations. Digital revenues were favorably impacted by higher demand and higher page views associated with news and related content from the 2016 presidential election cycle. Rates charged were consistent with those during the prior year.

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

Other revenues declined by $2.1 million due to a $1.4 million decline in listener purchase program revenue due to a lower demand from our audience with respect to participation in sales incentives and discount programs and a $0.7 million decline in event revenue due to lower ticket sales and attendance primarily due to weather related conditions during outdoor summer events.

On a Same Station basis, net broadcast revenue increased $2.4 million, which reflects these items net of the impact of stations with acquisitions and format changes.

Net Digital Media Revenue

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$44,761	$46,777	$2,016	4.5%	16.8%	17.1%

The following table shows the dollar amount and percentage of net digital media for each digital media revenue source.

	Year Ended December 31,
	2015		2016
	(Dollars in thousands)
Digital Advertising, Net	$24,843	55.5%	$27,673	59.2%
Digital Streaming	4,472	10.0	4,504	9.6
Digital Subscriptions	6,227	13.9	5,996	12.8
Digital Downloads	5,925	13.3	5,671	12.1
e-commerce	2,568	5.7	2,333	5.0
Other Revenue	726	1.6	600	1.3
Net Digital Media Revenue	$44,761	100.0%	$46,777	100.0%

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

Digital streaming revenue increased slightly as compared to the prior year based on higher usage of content available on our Christian websites. The rates charged were consistent with those of the prior year.

Digital subscription revenue declined by $0.2 million due to lower distribution levels of Eagle Financial Publications. The stock market performance during 2016, particularly the drop in the market during January 2016, along with uncertainty with the presidential election, negatively impacted the demand for these products. There were no changes in subscriber rates during this period.

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

Net Publishing Revenue

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$23,842	$25,528	$1,686	7.1%	9.0%	9.3%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2015		2016
	(Dollars in thousands)
Book Sales	$17,967	75.4%	$17,022	66.7%
Estimated Sales Returns & Allowances	(6,404)	(26.9)	(4,482)	(17.6)
E-Book Sales	1,970	8.3	2,213	8.7
Self-Publishing Fees	5,406	22.7	6,138	24.1
Print Magazine Subscriptions	1,655	6.9	1,503	5.9
Print Magazine Advertisements	1,075	4.5	1,027	4.0
Digital Advertising	939	3.9	870	3.4
Other Revenue	1,234	5.2	1,237	4.8
Net Publishing Revenue	$23,842	100.0%	$25,528	100.0%

On a consolidated basis, sales of print books decreased by $0.9 million comprised of a $1.6 million decline in book sales from Regnery Publishing that were offset by a $0.7 million increase in book sales to authors through our self-publishing services. The $0.7 million increase in book sales generated from self-publishing services included a $1.1 million increase due to activity from our newly acquired publisher Mill City Press, that was offset by a $0.4 million decline in book sales from Xulon Press™. There were no changes in rates charged as compared to the prior year. Book sales generated by Regnery Publishing are directly attributable to the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book. The $1.9 million decrease in estimated sales returns and allowances was due to a decline in print book sales from Regnery Publishing and a reduction of the previously recorded reserve of $0.3 million associated with titles published in 2014 for which actual returns were less than the original estimates.

E-book sales from Regnery Publishing increased $0.2 million based on a higher volume of books sold as compared to the prior year. Similar to the sale of books in print, e-book sales are also directly attributable to the composite mix of titles available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve the New York Times bestseller list, which can increase awareness and demand for the book.

Self-publishing fees increased $0.7 million due to growth in the number of authors utilizing Salem Author Services, including $0.4 million generated from our newly acquired publisher Mill City Press and $0.3 million generated from Xulon Press™. There were no changes in fees as compared to the prior year. We believe that our ability to cross-promote our self-publishing services to authors interested in Regnery Publishing provides us with ongoing growth potential. We believe that our acquisition of Mill City Press, a self-publishing service provider for all authors, also increases our ability to cross-promote our publishing services. Mill City Press is a “tuck-in” acquisition that will transition its operations, including Bookprinting.com, within our existing Xulon Press™ management team and facility, collectively referred to as Salem Author Services.

Print magazine revenue continues to decline with a $0.2 million reduction in subscription revenue based on a lower number of subscribers and a $0.2 million decline in print magazine advertisements and digital advertising due to reduced demand from advertisers and reduced rates based on the lower subscriber levels as compared to the prior year. We continue to explore cost reductions in this segment to offset the eroding revenue base.

Broadcast Operating Expenses

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$140,819	$146,283	$5,464	3.9%	53.0%	53.3%
Same Station Broadcast Operating Expenses	$140,487	$143,298	$2,811	2.0%

Broadcast operating expenses increased by $5.5 million of which $2.5 million relates to operating expenses for stations acquired during 2015 that are included in 2016 operations for the full year. The increase also includes a $3.0 million increase in payroll-related costs due to higher staffing levels and sales-based commissions associated with higher revenues and a $0.5 million increase in benefit costs due to higher value claims under our health insurance plan, a $0.5 million charge associated with a contract litigation matter and $0.5 million increase in travel expenses that include a corporate-sponsored conference. The corporate sponsored conference was held in January 2016 and featured our local and national talk show hosts focusing on opportunities with the upcoming political elections. These increases were partially offset by a $0.7 million decline in bad debt expense due to an increase in collection efforts and a $0.2 million decline in professional services. The increase in broadcast operating expenses on a Same Station basis reflects these items net of the impact of start-up costs associated with acquisitions and format changes.

Digital Media Operating Expenses

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$35,380	$36,290	$910	2.6%	13.3%	13.2%

The $0.9 million increase in digital media operating expenses includes a $0.4 million increase in payroll-related costs across all business units based on higher staffing levels and higher sales based commissions and bonuses, a $0.1 million increase in employee benefit costs due to an increase in higher value claims under our health insurance plan, a $0.6 million increase in streaming expenses due to a higher usage volume primarily from Townhall Media, and a $0.1 million increase in professional services that were partially offset with $0.2 million in savings realized from lower rent costs due to consolidation of the Townhall Media facility.

Publishing Operating Expenses

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$24,774	$26,209	$1,435	5.8%	9.3%	9.6%

Publishing operating expenses reflect a $0.5 million increase in the cost of goods sold associated with book sales generated through Salem Author Services. The gross profit margin for our self-publishing entities was consistent at 71% for each of the years ended December 31, 2016 and 2015. The gross profit margin for Regnery Publishing was 46% for the year ended December 31, 2016 compared to 42% for the prior year. Cost of goods sold for Regnery Publishing improves with sale of e-books, which have a lower cost of goods sold due to the nature of delivery and no sales returns.

Our newly acquired publisher Mill City Press generated approximately $1.5 million of operating expenses including salary, advertising and promotional costs, and facility related costs. These costs were partially offset with a $0.4 million decline in advertising and promotions with Regnery Publishing and a $0.2 million decline in operating costs from our print magazine segment due to cost saving initiatives.

Unallocated Corporate Expenses

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$15,146	$14,994	$(152)	(1.0)%	5.7%	5.5%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The net decrease of $0.2 million includes a $1.2 million reduction in accrued management bonuses and a $0.1 million decrease in non-cash stock-based compensation expense that were partially offset by a $0.1 million increase in employee benefit costs due to an increase in higher value claims under our health insurance plan, a $0.6 million increase in professional fees associated with legal and accounting services and a $0.5 million increase in net payroll-related costs due to higher staffing levels associated with acquisitions and growth.

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

There were no changes in our amortization methods or in the estimated useful lives of our intangible asset groups. The decline in amortization expense of $0.3 million reflects the impact of customer lists and contracts acquired with Eagle Publishing that were fully amortized as of the year ended December 31, 2016, compared to generating amortization expense of $1.0 million during the prior year that were offset with the amortization of intangible assets acquired with King James Bible in March 2016 and Mill City Press in September 2016.

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

For the year ended December 31, 2016, we recorded a net reduction in our contingent earn-out liabilities of $0.7 million compared to $1.7 million for the prior year. The changes were based on actual results as compared to the estimates used in our probability analysis for each contingency. Refer to Note 5 in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on Form 10-K for a detailed analysis of the changes in our assumptions and the impact for each contingency.

Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact and cause volatility in our operating results.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Year Ended December 31,
	2015	2016	Change $	Change %	2015	2016
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$7,041	$7,041	100.0%	—%	2.6%

The impairment charge of $7.0 million includes $6.5 million of impairments associated with our broadcast licenses and $0.5 million associated with the value of mastheads. These impairments were recognized during our annual testing period in the fourth quarter of 2016. Broadcast licenses were deemed to be impaired in four of the twenty-five markets tested. Impairments were recorded in our Cleveland, Dallas, Detroit and Portland market clusters due to an increase in the risk-adjusted discount rate or WACC. The increase in the WACC for the 2016 testing period as compared to 2015 was largely attributable to increases in corporate borrowing interest rates during 2016 within the composite mix of industry participants considered in the analysis. The impairment charge also includes a $0.5 million charge associated with magazine mastheads due to further reductions in projected net revenues and increases in the WACC. We believe that these impairments are indicative of trends in the industry and are not unique to our company or operations.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, have recorded a gain on bargain purchase for KXFN-AM in St. Louis, Missouri, of $0.1 million. If new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, we will adjust the amounts recognized as of the acquisition date.

During the prior year, we recorded a pre-tax gain on the bargain purchase for WSDZ-AM in St. Louis, Missouri, of $0.8 million, for KDIZ-AM in Minneapolis, Minnesota, of $0.3 million and for WWMI-AM in Tampa, Florida, of $0.3 million. We believed that the gain on bargain purchase resulted from various factors that impacted the acquisition price, including, without limitation, Disney’s plan to exit the broadcasting business and divest its Radio Disney properties.

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

Significant areas for which management uses estimates include:

•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;
•	probabilities associated with the potential for contingent earn-out consideration;
•	fair value measurements;
•	contingency reserves;
•	allowance for doubtful accounts;
•	sales returns and allowances;
•	barter transactions;
•	inventory reserves;
•	reserves for royalty advances;
•	fair value of equity awards;

•	self-insurance reserves;
•	estimated lives for tangible and intangible assets;
•	income tax valuation allowances; and
•	uncertain tax positions.

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

Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets

We have accounted for acquisitions for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. Approximately 71% of our total assets at December 31, 2017 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures as Level 3 inputs discussed in detail in Note 12 in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on form 10-K.

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

If the results of our qualitative assessment indicate that the fair value of a reporting unit is less than its carrying value, we engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of our quantitative review.

When performing a quantitative review of broadcast licenses, we estimate the fair value of each market cluster using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of an FCC license is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the FCC license. This approach eliminates factors that are unique to the operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the FCC license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the FCC License. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

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

When performing our annual impairment testing for goodwill, the fair value of each applicable accounting unit is estimated using a discounted cash flow analysis, which is a form of the income approach. The discounted cash flow analysis utilizes a five to seven year projection period to derive operating cash flow projections from a market participant view. We make certain assumptions regarding future revenue growth based on industry market data, historical performance and our expected future performance. We also make assumptions regarding working capital requirements and ongoing capital expenditures for fixed assets. Future net free cash flows are calculated on a debt free basis and discounted to present value using a risk adjusted discount rate. The terminal year value is calculated using the Gordon constant growth method and long-term growth rate assumptions based on long-term industry growth and GDP inflation rates. The resulting fair value estimates, net of any interest bearing debt, are compared to the carrying value of each reporting unit’s net assets.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill in Step 2 of the goodwill impairment test. Under ASU 2017-04, goodwill impairment charges will be based on the excess of a reporting unit’s carrying amount over its fair value as determined in Step 1 of the testing. ASU 2017-04 is effective for interim and annual testing dates after January 1, 2019, with early adoption permitted for interim and annual goodwill impairment testing dates after January 1, 2017. We elected to adopt the guidance as of our impairment testing in the fourth quarter of 2017. The guidance did not have an impact on our financial position, results of operations, cash flows, or presentation thereof.

When performing a quantitative analysis to estimate the fair value of mastheads, the Relief from Royalty method is used. The Relief from Royalty method estimates the fair value of mastheads through use of a discounted cash flow model that incorporates a hypothetical “royalty rate” that a third-party owner would be willing to pay in lieu of owning the asset. The royalty rate is based on observed royalty rates for comparable assets as of the measurement date. We adjust the selected royalty rate to account for a percentage of the royalty fee that could be attributed to the use of other intangibles, such as goodwill, time in existence, trade secrets and industry expertise. The adjusted royalty rate represents the royalty fee remaining that could be attributed to the use of the masthead only.

If the results of our analysis indicate that the fair value of a reporting unit is less than its carrying value, an impairment is recorded equal to the amount by which the carrying value exceeds the estimated fair value.

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

Sensitivity of Key Broadcasting Licenses, Goodwill and Other Indefinite-Lived Intangible Assets Assumptions

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

We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC to determine the impact that such changes would have on the estimated fair value of our broadcast licenses. The sensitivity analysis indicated that a reduction in the long-term revenue growth rate by 100 basis points and an increase in the WACC by 100 basis points would have resulted in an additional impairment to our broadcast licenses of $40.0 million.

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

We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC, to determine the impact that such changes would have on the estimated fair value of goodwill associated with our digital media segment. The sensitivity analysis indicated that reducing the long-term revenue growth rates by 100 basis points and increasing the WACC by 100 basis points would have no incremental impact to the goodwill associated with our digital media entities.

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

We performed a sensitivity analysis of certain current year key assumptions, including the long-term revenue growth rate and the WACC, to determine the impact that such changes would have on the estimated fair value of mastheads. The sensitivity analysis indicated that reducing the long-term revenue growth rate by 100 basis points and increasing the WACC by 100 basis points would have no incremental impact to the carrying value of mastheads.

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

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. We recorded a net decrease to our estimated contingent earn-out liabilities of $23,000 for the year ended December 31, 2017 and $0.7 million for the year ended December 31, 2016. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on Form 10-K.

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

Sales Returns and Allowances

We provide for estimated returns for products sold with the right of return, primarily book sales associated with Regnery Publishing and nutritional products sold our Wellness division. We record an estimate of these product returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance of our products. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter advertising revenue included in broadcast revenue for the year ended December 31, 2017 and 2016, was approximately $5.8 million and $5.4 million, respectively. Barter expenses included in broadcast operating expense for the year ended December 31, 2017 and 2016 was approximately $5.6 million and $5.3 million, respectively. Barter advertising revenue included in digital media revenue for the year ended December 31, 2017 and 2016 was approximately $0.1 million and $42,000, respectively. Barter expenses included in digital media operating expense for the year ended December 31, 2017 and 2016 was approximately $0.1 million and $34,000, respectively.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.7 million and $0.8 million at December 31, 2017 and 2016, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. While we had an unusually high level of claims in the third quarter of 2016 due to a larger than normal number of expensive claims, we believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

For financial reporting purposes, we recorded a valuation allowance of $6.2 million as of December 31, 2017 to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments. For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of December 31, 2016 to offset $4.2 million of the deferred tax assets related to the state net operating loss carryforwards and $0.3 million associated with asset impairments. During the third quarter of 2016, we identified an error in our estimated valuation allowance for certain deferred tax assets. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

Amounts recorded where we consider accounting to be complete for the year ended December 31, 2017 principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the recording of an income tax benefit of $23.0 million to remeasure deferred taxes liabilities associated primarily with intangible assets that are deemed to reverse at the new 21% tax rate.

Other significant provisions that are not yet effective but may impact income taxes in future years include limitations on the current deductibility of net interest expense, limitation of net operating losses generated after fiscal 2018 to 80% of taxable income, acceleration of tax revenue recognition and additional limitation on executive compensation.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2017, we did not have any material unrecognized tax benefits recorded. During the year ended December 31, 2016, we recognized a net decrease of $0.1 million in liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at December 31, 2016. The $0.1 million balance at December 31, 2015 included approximately $21,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties previously recorded in income tax expense. Our evaluation was performed for all tax years that remain subject to examination, which range from 2013 through 2016. There are currently no tax examinations in process. In August 2017, we received a letter notifying us that the City of New York is initiating an audit of our tax returns for years 2013 and 2014. As of fourth quarter, we are still in the early stages of the audit. We do not anticipate the outcome to be material nor significant.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 1 to the accompanying financial statements.

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

Our cash and cash equivalents balance decreased to $3,000 at December 31, 2017 as compared to $130,000 at December 31, 2016. We intentionally keep our cash and cash equivalents low, utilizing the swingline within the ABL Facility, to maximize debt repayments and to reduce interest expense. Our working capital decreased $10.8 million to $4.6 million as of December 31, 2017 compared to $15.4 million as of December 31, 2016 due to a $9.4 million reclass of current deferred income tax assets upon adoption of ASU 2015-17 and a $8.5 million increase in Revolver debt on the ABL offset by a $7.3 million decrease in accounts payable and accrued expenses.

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

Net cash provided by operating activities during the year ended December 31, 2016 decreased by $11.5 million to $27.4 million compared to $38.9 million during the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Net income increased $15.2 million to $24.1 million compared to $8.9 million for the prior year;
•	Net accounts receivables decreased $2.4 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, increased to 65 days at December 31, 2017 compared to 64 days for the prior year;
•	Net accounts payable and accrued expenses decreased $7.3 million to $13.3 million from $20.6 million as of the prior year; and
•	Net inventories on hand increased $0.1 million to $730,000 at December 31, 2017 compared to a decrease of $0.2 million to $670,000 as of the prior year.

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

We plan to fund future purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities. These transactions include our option to acquire radio station KHTE-FM, Little Rock, Arkansas, for $1.2 million in cash during the TBA period under which we are programming the station. The 36-month TBA began on April 1, 2015 with an option to extend to 48 months. We are required to pay the licenses a $0.1 million fee if we do not exercise our option right to purchase the station.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $8.8 million during 2018.

Net cash used in investing activities during the year ended December 31, 2017 decreased $5.2 million to $10.3 million compared to $15.5 million during the prior year. The decrease in cash used for investing activities includes:

•	Cash paid for acquisitions decreased $4.4 million to $4.0 million compared to $8.4 million during the prior year;
•	Cash paid for capital expenditures decreased $0.9 million to $8.5 million compared to $9.4 million during the prior year;
•	Cash paid for capital expenditures reimbursable under tenant improvement allowances decreased $0.5 million to $0.1 million compared to $0.6 million during the prior year; and
•	Proceeds from the sale of assets decreased $0.7 million to $2.4 million compared to $3.1 million during the prior year.

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

We believe that cash payments for deferred installments and contingent earn-out consideration that were entered contemporaneously with an acquisition are appropriately recorded as financing activities. These payments are similar to seller financing arrangements in that cash payments are typically due one to three years after the acquisition date. We referred to guidance in FASB ASC Topic 230-10-45-13 (c) which states that only advance payments, down payments, or other amounts paid at the time of purchase or soon before or after a purchase of property, plant and equipment and other productive assets are investing cash outflows. The guidance clarifies that incurring directly related debt to the seller is a financing transaction and that subsequent payments of that debt are financing cash outflows. This is consistent with the guidance in FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows issued in August 2016. During the year ended December 31, 2017, we paid $14,000 in cash for contingent earn-out consideration due under acquisition agreements and $0.2 million in cash for the deferred installments.

Throughout the period ended May 19, 2017, the principal balances outstanding under our previous credit facilities ranged from $258.0 million to $263.5 million. From May 19, 2017 through December 31, 2017, the principal balances outstanding under the Notes and ABL Facility ranged from $258.0 million to $268.8 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Any future equity distributions are likely to be comparable to prior declarations unless there are changes in expected future earnings, cash flows, financial and legal requirements. Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.8 million in 2018. However, the actual declaration of dividends and equity distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and depend upon future earnings, cash flows, financial and legal requirements, and other factors.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash used in financing activities during the year ended December 31, 2017 decreased $6.2 million to $17.1 million compared to $23.3 million during the prior year. The decrease in cash used for financing activities includes:

•	We paid the remaining principal balance outstanding on the Term Loan B of $258.0 million and terminated the Term Loan B;
•	We paid the remaining principal outstanding on the Revolver and terminated the related credit agreement;
•	We issued the 6.75% Senior Secured Notes and received gross proceeds of $255.0 million upon issuance;
•	We entered into the ABL Facility for $30.0 million and borrowed $69.4 million at various times of proceeds thereunder;
•	We subsequently repaid $60.4 million at various times on the ABL Facility;
•	We paid $0.2 million of cash against deferred installments due under our purchase agreements during the year ended December 31, 2017 compared to $3.6 million for the prior year;
•	We paid $14,000 of cash for the amount earned under the contingent earn-out provision of our purchase agreements during the year ended December 31, 2017 compared to $0.1 million during the prior year;
•	The book overdraft was a $3.2 million use of cash at December 31, 2017 compared to a $12,000 source of cash for the prior year; and
•	We paid cash equity distributions of $6.8 million on our Class A and Class B common stock compared to $6.7 million during the prior year.

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

We are required to pay $17.2 million per year in interest on the Notes. As of December 31, 2017, accrued interest on the Notes was $1.4 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the year ended December 31, 2017, $0.6 million of debt issuance costs associated with the Notes were amortized to interest expense.

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the year ended December 31, 2017, $0.2 million of debt issue costs associated with the Notes were amortized to interest expense. At December 31, 2017, the blended interest rate on amounts outstanding under the ABL Facility was 3.64%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For the year ended December 31, 2017, 2016 and 2015, approximately $74,000, $206,000 and $188,000, respectively, of the discount associated with the Term Loan B was amortized to interest expense.

The Term Loan B had a term of seven years, maturing in March 2020. On May 19, 2017, we used the net proceeds of the Notes and a portion of the ABL Facility to fully repay amounts outstanding under the Term Loan B of $258.0 million and under the Revolver of $4.1 million. We recorded a pre-tax loss on the early retirement of long-term debt of $2.1 million, which included $1.5 million of unamortized debt issuance costs on the Term Loan B and the Revolver and $0.6 million of unamortized discount on the Term Loan B.

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

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For the year ended December 31, 2017, 2016 and 2015, approximately $203,000, $562,000 and $558,000, respectively, of the debt issuance costs associated with the Term Loan B were amortized to interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five-year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For the year ended December 31, 2017, 2016 and 2015, we recorded amortization of deferred financing costs of approximately $26,000, $70,000 and $68,000, respectively.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2016	2017
	(Dollars in thousands)
6.75% Senior Secured Notes	$—	$255,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	—	(5,774)
6.75% Senior Secured Notes net carrying value	—	249,226
Asset-Based Revolving Credit Facility principal outstanding	—	9,000
Term Loan B principal amount	263,000	—
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(2,371)	—
Term Loan B net carrying value	260,629	—
Revolver principal outstanding	477	—
Capital leases and other loans	568	462
Long-term debt and capital lease obligations less unamortized debt issuance costs	261,674	258,688
Less current portion	(590)	(9,109)
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$261,084	$249,579

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2017:

•	Outstanding borrowings of $9.0 million under the ABL Facility, with interest payments ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings;
•	$255.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and
•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2017 and December 31, 2016 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2017 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2018	$9,109
2019	107
2020	110
2021	125
2022	11
Thereafter	255,000
$264,462

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

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. During our annual testing in the fourth quarter of 2016, we recognized impairment charges of $7.0 million including a $6.5 million impairment of broadcast licenses and $0.5 million impairment of mastheads. Broadcast licenses were deemed to be impaired in four of the twenty-five markets tested. Impairments were recorded in our Cleveland, Dallas, Detroit and Portland market clusters due to an increase in the risk-adjusted discount rate or WACC. Mastheads were deemed to be impaired due to further reductions in projected net revenues and increases in the WACC. We continue to evaluate our print magazine business due to recurring declines in operating results and projected revenues. Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™. The Magazine upon issuance of the May 2017 publication. We have received purchase offers from third parties interested in acquiring the rights to continue publishing Preaching Magazine™, but we have not closed on or agreed to final terms of the sale.

Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 12.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

We enter into various agreements in the normal course of business that contain minimum guarantees. The typical minimum guarantee is tied to future revenue amounts that exceed the contractual level. Accordingly, the estimated fair value of these arrangements is zero. We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and update our computer infrastructures. We expect to incur capital expenditures of approximately $8.8 million throughout the twelve months ending December 31, 2018; the nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management.

The following table summarizes our aggregate contractual obligations at December 31, 2017, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual		Less than	1-3	3-5	More Than 5
Obligations	Total	1 year	years	years	years
	(Dollars in thousands)
Long-term debt, including current portion	$264,000	$9,000	$—	$—	$255,000
Interest payments on long-term debt (1)	112,162	17,572	35,120	35,086	24,384
Capital lease obligations and other loans	462	109	217	136	—
Operating leases	88,185	13,149	23,546	18,413	33,077
Deferred cash payments	—	—	—	—	—
Contingent earn-out consideration (2)	69	69	—	—	—
Talent Agreements (3)	5,095	2,346	2,749	—	—
Other Contracts (4)	1,200	1,200	—	—	—
Reserves for self-insurance	747	747	—	—	—
Total contractual cash obligations	$471,920	$44,192	$61,632	$53,635	$312,461

(1)	Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2017 rates. Interest ultimately paid on these obligations will differ based on changes in interest rates for variable-rate debt, as well as any potential repayments or future refinancing. See Note 11 to the accompanying Consolidated Financial Statements included in this annual report on Form 10-K for further details.

(2)	Maximum amount of contingent earn-out consideration payable over one year associated with our acquisitions of Portuguese Bible Mobile Applications on June 8, 2017 and TradersCrux.com on July 6, 2017. See Note 5 to the accompanying Consolidated Financial Statements included in this annual report on Form 10-K for further details.

(3)	Talent agreements are typically one to three years in length with various renewal dates. The liability shown is based on agreements in effect as of December 31, 2017. Future payments will vary as the agreements are renewed.

(4)	Other contracts consist of purchase commitments, including Asset Purchase Agreements (“APA’s”) as of December 31, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

DERIVATIVE INSTRUMENTS

We are exposed to market risk from changes in interest rates. We actively monitor these fluctuations and may use derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our variable rate debt and to reduce the impact of changing fair market values on our fixed rate debt. In accordance with our risk management strategy, we use derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Our use of derivative instruments may result in short-term gains or losses that may increase the volatility of our earnings.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on the Term Loan B. Payments on the swap were due on a quarterly basis with a LIBOR floor of 0.625%. The swap was to expire on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value were recognized in the current period statement of operations rather than through other comprehensive income. On May 19, 2017, we paid $0.8 million to terminate the interest rate swap. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 12 to the accompanying Consolidated Financial Statements included in this annual report on Form 10-K for further details.

	December 31, 2016	December 31, 2017
	(Dollars in thousands)
Fair value of interest rate swap	$514	$—

On May 19, 2017, we entered into the ABL Facility. The ABL Facility is a five-year $30.0 million (subject to borrowing base) revolving credit facility maturing on May 19, 2022. Amounts outstanding under the ABL Facility bear interest at a rate based on LIBOR plus a spread of 1.50% to 2.0% per annum based on a pricing grid depending on the average available amount for the most recently ended quarter or at the Base Rate (as defined in the Credit Agreement) plus a spread of 0.50% to 1.0% per annum based on a pricing grid depending on the average available amount for the most recently ended quarter. Additionally, we pay a commitment fee on the unused balance of 0.25% to 0.375% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then re-borrowed at our discretion without penalty or premium. As of December 31, 2017, we did not have any outstanding derivative instruments.

FAIR VALUE OF DEBT

On May 19, 2017, we closed on a private offering of $255.0 million aggregate principal amount of 6.75% senior secured notes due 2024 (the “Notes”). The carrying amount of the Notes at December 31, 2017 was $255.0 million, which approximated the fair value based on the prevailing interest rates and trading activity of our Notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

Salem Media Group, Inc.

Camarillo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salem Media Group, Inc. (the “Company”) as of December 31, 2017 and 2016, the consolidated related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)” and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2016.

Sherman Oaks, California

March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Salem Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015, and the related notes to the consolidated financial statements (collectively, the financial statements) of Salem Media Group, Inc. and subsidiaries, (collectively, the “Company”). Our audit also included the financial statement schedule of the Company listed in Item 15(a). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SingerLewak LLP

We served as the company's auditor from June 2007 to June 2016.

Los Angeles, California

March 11, 2016, except for the Revision of Prior Period Consolidated Financial Statements discussed in Note 1, as to which the date is March 15, 2018.

SALEM MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$130	$3
Trade accounts receivable (net of allowances of $10,420 in 2016 and $11,019 in 2017)	37,260	34,843
Other receivables (net of allowances of $260 in 2016 and $227 in 2017)	751	820
Inventories (net of reserves of $2,226 in 2016 and $1,657 in 2017)	670	730
Prepaid expenses	6,287	6,824
Deferred income taxes	9,411	—
Assets held for sale	-	3,500
Total current assets	54,509	46,720
Land held for sale	1,000	1,000
Notes receivable (net of allowance of $564 in 2016 and $759 in 2017)	65	53
Property and equipment (net of accumulated depreciation of $156,024 in 2016 and $164,720 in 2017)	102,790	99,480
Broadcast licenses	388,517	380,914
Goodwill	25,613	26,424
Other indefinite-lived intangible assets	332	313
Amortizable intangible assets (net of accumulated amortization of $44,488 in 2016 and $47,179 in 2017)	14,408	13,104
Deferred financing costs	82	550
Deferred income taxes	—	1,070
Other assets	2,952	3,191
Total assets	$590,268	$572,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,968	$1,584
Accrued expenses	15,658	11,697
Accrued compensation and related expenses	8,133	7,643
Accrued interest	77	1,445
Current portion of deferred revenue	9,491	10,499
Income taxes payable	223	172
Current portion of long-term debt and capital lease obligations	590	9,109
Total current liabilities	39,140	42,149
Long-term debt and capital lease obligations, less current portion	261,084	249,579
Fair value of interest rate swap	514	—
Deferred income taxes	63,423	34,151
Deferred rent expense	9,596	9,494
Deferred revenue less current portion	5,252	6,101
Other long-term liabilities	67	64
Total liabilities	379,076	341,538
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,593,130 and 22,932,451 issued and 20,275,480 and 20,614,801 outstanding at December 31, 2016 and 2017, respectively	226	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2016 and 2017, respectively	56	56
Additional paid-in capital	242,400	244,634
Accumulated earnings	2,516	20,370
Treasury stock, at cost (2,317,650 shares at December 31, 2016 and 2017)	(34,006)	(34,006)
Total stockholders’ equity	211,192	231,281
Total liabilities and stockholders’ equity	$590,268	$572,819

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2015	2016	2017
Net broadcast revenue	$197,184	$202,016	$196,197
Net digital media revenue	44,761	46,777	43,096
Net publishing revenue	23,842	25,528	24,443
Total net revenue	265,787	274,321	263,736
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $1,509, $1,663 and $1,705 for the years ended December 31, 2015, 2016 and 2017, respectively, paid to related parties)	140,819	146,283	145,494
Digital media operating expenses, exclusive of depreciation and amortization shown below	35,380	36,290	33,675
Publishing operating expenses exclusive of depreciation and amortization shown below	24,774	26,209	24,475
Unallocated corporate expenses, exclusive of depreciation and amortization shown below (including $133, $301 and $238 for the years ended December 31, 2015, 2016 and 2017, respectively, paid to related parties)	15,146	14,994	16,255
Depreciation	12,417	12,205	12,369
Amortization	5,324	5,071	4,593
Change in the estimated fair value of contingent earn-out consideration	(1,715)	(689)	(23)
Impairment of long-lived assets	—	700	—
Impairment of indefinite-lived long-term assets other than goodwill	—	7,041	19
Impairment of goodwill	439	32	—
Impairment of amortizable intangible assets	—	8	—
(Gain) loss on the sale or disposal of assets	181	(1,901)	3,905
Total operating expenses	232,765	246,243	240,762
Operating income	33,022	28,078	22,974
Other income (expense):
Interest income	8	6	4
Interest expense, net of capitalized interest	(15,429)	(14,938)	(16,706)
Change in the fair value of interest rate swap	(1,273)	285	357
Gain on bargain purchase	1,357	95	—
Loss on early retirement of long-term debt	(41)	(87)	(2,775)
Net miscellaneous income and (expenses)	201	6	(80)
Income from operations before income taxes	17,845	13,445	3,774
Provision for (benefit from) income taxes	6,695	4,572	(20,870)
Net income	$11,150	$8,873	$24,644

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2015	2016	2017
Basic earnings per share data:
Basic earnings per share Class A and Class B common stock	$0.43	$0.34	$0.94

Diluted earnings per share data:
Diluted earnings per share Class A and Class B common stock	$0.43	$0.34	$0.94

Distributions per share Class A and Class B common stock	$0.26	$0.26	$0.26

Basic weighted average Class A and Class B shares outstanding	25,426,732	25,669,538	26,068,942

Diluted weighted average Class A and Class B shares outstanding	25,887,819	26,034,990	26,435,757

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Class A		Class B
	Common Stock		Common Stock		Additional	Retained
					Paid-In	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Stock	Total
Stockholders’ equity, December 31, 2014	22,082,140	$221	5,553,696	$56	$239,414	$(4,217)	$(34,006)	$201,468
Stock-based compensation	—	—	—	—	771	—	—	771
Options exercised	163,994	2	—	—	383	—	—	385
Tax benefit related to stock options exercised	—	—	—	—	59	—	—	59
Cash distributions	—	—	—	—	—	(6,612)	—	(6,612)
Net income	—	—	—	—	—	11,150	—	11,150
Stockholders’ equity, December 31, 2015	22,246,134	223	5,553,696	56	240,627	321	(34,006)	207,221
Stock-based compensation	—	—	—	—	582	—	—	582
Options exercised	336,996	3	—	—	990	—	—	993
Lapse of restricted shares	10,000	—	—	—	—	—	—	—
Tax benefit related to stock options exercised	—	—	—	—	201	—	—	201
Cash distributions	—	—	—	—	—	(6,678)	—	(6,678)
Net income	—	—	—	—	—	8,873	—	8,873
Stockholders’ equity, December 31, 2016	22,593,130	226	5,553,696	56	242,400	2,516	(34,006)	211,192
Stock-based compensation	—	—	—	—	1,721	—	—	1,721
Options exercised	127,663	1	—	—	513	—	—	514
Lapse of restricted shares	211,658	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	(6,790)	—	(6,790)
Net income	—	—	—	—	—	24,644	—	24,644
Stockholders’ equity, December 31, 2017	22,932,451	$227	5,553,696	$56	$244,634	$20,370	$(34,006)	$231,281

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2015	2016	2017
OPERATING ACTIVITIES
Net income	$11,150	$8,873	$24,644
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	771	582	1,721
Tax benefit related to stock options exercised	133	255	—
Depreciation and amortization	17,741	17,276	16,962
Amortization of deferred financing costs	628	631	940
Accretion of financing items	188	206	74
Accretion of acquisition-related deferred payments and contingent earn-out consideration	349	70	42
Provision for bad debts	1,733	941	2,196
Deferred income taxes	6,313	4,089	(20,932)
Impairment of long-lived assets	—	700	—
Impairment of indefinite-lived long-term assets other than goodwill	—	7,041	19
Impairment of goodwill	439	32	—
Impairment of amortizable intangible assets	—	8	—
Change in the fair value of interest rate swap	1,273	(285)	(357)
Change in the estimated fair value of contingent earn-out consideration	(1,715)	(689)	(23)
(Gain) loss on the sale or disposal of assets	181	(1,901)	3,905
Gain on bargain purchase	(1,357)	(95)	—
Loss on early retirement of debt	41	87	2,775
Changes in operating assets and liabilities:
Accounts receivable	1,461	4,236	144
Inventories	(307)	223	(60)
Prepaid expenses and other current assets	(705)	(2)	(537)
Accounts payable and accrued expenses	(6,482)	(819)	(3,041)
Deferred rent	3,745	1,330	(79)
Deferred revenue	(72)	(4,106)	(1,009)
Other liabilities	703	33	(3)
Income taxes payable	(81)	150	(51)
Net cash provided by operating activities	36,130	38,866	27,330
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(8,833)	(9,414)	(8,534)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(3,034)	(620)	(50)
Escrow deposits related to acquisitions	—	(36)	—
Deposit received under option agreement for radio station sales	—	450	—
Acquisitions of broadcast assets and radio stations	(12,411)	(1,758)	(2,282)
Acquisitions of digital media businesses and assets	(4,472)	(3,253)	(1,690)
Acquisitions of publishing businesses and assets	—	(3,403)	—
Proceeds from the sale of assets	10	3,147	2,456
Other	(443)	(606)	(242)
Net cash used in investing activities	(29,183)	(15,493)	(10,342)
FINANCING ACTIVITIES
Payments under Term Loan B	(2,000)	(11,000)	(263,000)
Proceeds from borrowings under Revolver and ABL Facility	60,219	43,909	89,738
Payments on Revolver and ABL Facility	(58,698)	(46,738)	(81,214)
Payment of interest rate swap	—	—	(783)
Proceeds from Notes offering	—	—	255,000
Payments of debt issuance costs	—	—	(7,035)

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2015	2016	2017
Payments of acquisition-related contingent earn-out consideration	(1,204)	(111)	(14)
Payments of deferred installments due from acquisition activity	(935)	(3,621)	(225)
Proceeds from the exercise of stock options	385	993	514
Payment of cash distribution on common stock	(6,612)	(6,678)	(6,790)
Payments on capital lease obligations	(112)	(107)	(122)
Book overdraft	2,075	12	(3,184)
Net cash used in financing activities	(6,882)	(23,341)	(17,115)
Net increase (decrease) in cash and cash equivalents	65	32	(127)
Cash and cash equivalents at beginning of year	33	98	130
Cash and cash equivalents at end of year	$98	$130	$3

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Cash paid for interest net of capitalized interest	$14,289	$14,038	$14,237
Cash paid for income taxes	$330	$78	$96
Other supplemental disclosures of cash flow information:
Barter revenue	$6,204	$5,470	$5,939
Barter expense	$5,990	$5,341	$5,675

Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$2,998	$620	$50
Non-cash capital expenditures for property & equipment acquired under trade agreements	$36	$—	$39
Net assets and liabilities assumed non-cash acquisition	$—	$—	$2,852
Estimated present value of contingent earn-out consideration	$300	$66	$—
Current value of deferred cash payments (short-term)	$21	$1,640	$—
Assets acquired under capital leases	$—	$—	$16

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

Description of Business

Salem is a domestic multimedia company specializing in Christian and conservative content. Our media properties include radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 20 – Segment Data. Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Today’s Christian Music (“TCM”), Singing News Network and Salem Media RepresentativesTM (“SMR”). SRN, SNN, TCM and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in ten U.S. cities, specializes in placing national advertising on religious and other format commercial radio stations. Each of our radio stations has a website specifically designed for that station from which our audience can access our entire library of digital content and online publications.

Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites; BibleStudyTools.com™, Crosswalk.com®, GodVine.com™, iBelieve.com, GodTube.com™, OnePlace.com™, Christianity.com™, GodUpdates.com, CrossCards.com™, ChristianHeadlines.com, LightSource.com™, AllCreated.com, ChristianRadio.com™, CCMmagazine.com™, SingingNews.com™ and SouthernGospel.com™ and our conservative opinion websites; collectively known as Townhall Media, include Townhall.com™, HotAir.com™, Twitchy.com, RedState.com, BearingArms.com, HumanEvents.com, and ConservativeRadio.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including SermonSearch.com, ChurchStaffing.com™, WorshipHouseMedia.com, SermonSpice.com™, WorshipHouseKids.com, Preaching.com, ChristianJobs.com™ and Youthworker.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders. E-commerce also includes Eagle Wellness, which sells nutritional supplements.

Our web content is accessible through all of our radio station websites that feature content of interest to local audiences throughout the United States.

Our publishing operating segment includes three businesses: (1) Regnery Publishing, a traditional book publisher that has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D’Souza; (2) Salem Author Services, a self-publishing service for authors through Xulon Press, Mill City Press and Bookprinting.com; and (3) Singing News® magazine, previously Salem Publishing™ which produces and distributes a print magazine.

Cash and Cash Equivalents

We consider all highly liquid debt instruments, purchased with an initial maturity of three-months or less, to be cash equivalents. The carrying value of our cash and cash equivalents approximated fair value at each balance sheet date.

Trade Accounts Receivable

Trade accounts receivable represent amounts due to us from our customers from revenue generating activities. Our receivables are recorded at the invoiced amount and represent claims that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and estimated sales returns, represents their estimated net realizable value. Trade accounts receivable for our self-publishing services represent contractual amounts due under individual payment plans that are adjusted quarterly to exclude unearned or cancellable contracts.

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

Inventory

Inventories consist of finished goods including published books and wellness products. Inventory is recorded at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method.

Inventory Reserves

We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We review historical data associated with book and wellness product inventories held by Regnery Publishing and our e-commerce wellness entities, as well as our own experiences to estimate the fair value of inventory on hand. Our analysis includes a review of actual sales returns, our allowances, royalty reserves, overall economic conditions and product demand. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt. We capitalized interest of $0.2 million during the years ended December 31, 2017 and 2016. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized if they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Estimated Life
Buildings	40 years
Office furnishings and equipment	5 -10 years
Antennae, towers and transmitting equipment	10 - 20 years
Studio, production and mobile equipment	5 - 10 years
Computer software and website development costs	3 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	Lesser of the useful life or remaining lease term

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

Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40 Internal-Use Software. Capitalized costs are generally amortized over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. We capitalized $3.7 million, $2.3 million and $2.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, related to internally developed software and website development costs. Amortization expense of amounts capitalized was $2.8 million, $2.5 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortizable Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Typically, intangible assets are acquired in conjunction with the acquisition of broadcast entities, digital media entities and publishing entities. These intangibles are amortized using the straight-line method over the following estimated useful lives:

Category	Estimated Life
Customer lists and contracts	Lesser of 5 years or the life of contract
Domain and brand names	5 -7 years
Favorable and assigned leases	Lease Term
Subscriber base and lists	3 - 7 years
Author relationships	1 - 7 years
Non-compete agreements	1 to 5 years

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 Property, Plant and Equipment, when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. During 2016, we recorded an impairment of approximately $8,000 associated with amortizable assets within our wellness products business. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the year ended December 31, 2017.

Broadcast Licenses

In the case of our broadcast radio stations, we would not be able to operate the properties without the related FCC broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for FCC renewal and all of our broadcast licenses have been renewed at the end of their respective periods. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. The weighted-average period before the next renewal of our broadcasting licenses is 3.5 years.

We account for broadcast licenses in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

The first step of our qualitative assessment is to calculate excess fair value, defined as the amount by which our prior year estimated fair value exceeds the current year carrying value. We believe based on our analysis and review, including the financial performance of each market, that a 25% excess fair value margin is a conservative and reasonable benchmark for our qualitative analysis. Markets with an excess fair value of 25% or more, which have had no significant changes in the prior year assumptions and key estimates, are not likely to be impaired.

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

If the results of our qualitative assessment indicate that the fair value of a reporting unit is less than its carrying value, we perform a quantitative review of the reporting unit. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.

Goodwill and Other Indefinite-Lived Intangible Assets

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize goodwill and other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

The unit of accounting we use to test goodwill associated with our radio stations is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. Nineteen of our 34 market clusters have goodwill associated with them as of our annual testing period ended December 31, 2017.

The unit of accounting we use to test goodwill in our radio networks is the entity level, which includes Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Todays Christian Music (“TCM”) and Singing News Network. The entity level is the level reviewed by management for which discrete financial information is available. One of our five networks has goodwill associated with it as of our annual testing period ended December 31, 2017.

The unit of accounting we use to test goodwill in our digital media segment is the entity level, which includes Salem Web Network, Townhall.com, and Eagle Financial Publications. The financial statements for Salem Web Network reflect the operating results and cash flows for our Christian content websites and our church product websites. The financial statements for Townhall.com reflect the operating results for each of our conservative opinion websites. Eagle Financial Publications include our investing websites and related digital publications.

The unit of accounting we use to test goodwill in our publishing segment is the entity level, which includes Regnery Publishing and Salem Author Services. Regnery Publishing is a book publisher based in Washington DC, that operates from a stand-alone facility under one general manager, with operating results and cash flows of reported at the entity level. Salem Author Services operates from a stand-alone facility in Orlando, Florida under one general manager who is responsible for the operating results and cash flows.

We perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets, including goodwill, are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entities operating income to estimate the fair value. We believe that a multiple of four is a conservative indicator of fair value as described above.

If the results of our qualitative assessment indicate that the fair value of a reporting unit is less than its carrying value, we perform a quantitative review of the reporting unit. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.

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

Business Acquisitions

We account for business acquisitions in accordance with the acquisition method of accounting as specified in FASB ASC Topic 805 Business Combinations. The total acquisition consideration is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. The excess of consideration paid over the estimated fair values of the net assets acquired is recorded as goodwill and any excess of fair value of the net assets acquired over the consideration paid is recorded as a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, recorded a pre-tax gain on bargain purchase of $0.1 million for KXFN-AM in St. Louis, Missouri during the year ended December 31, 2016. During the year ended December 31, 2015 recorded a pre-tax gain on bargain purchase of $1.4 million, including $0.8 million for WSDZ-AM in St. Louis, Missouri, $0.3 million for KDIZ-AM in Minneapolis, Minnesota, and $0.3 million for WWMI-AM in Tampa, Florida. We believe that these gains on bargain purchase resulted from various factors that may have impacted the acquisition price, including, without limitation, that Disney was eager to divest of their Radio Disney properties in 2015 and the seller of WSDZ-AM was under a receivership.

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

Contingent Earn-Out Consideration

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 12.

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

We recorded a net decrease to our estimated contingent earn-out liabilities of $23,000 for the year ended December 31, 2017 and net decrease of $689,000 during the prior year. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter revenue included in broadcast revenue for the years ended December 31, 2017, 2016 and 2015 was approximately $5.8 million, $5.4 million and $6.1 million, respectively. Barter expenses included in broadcast operating expense for the years ended December 31, 2017, 2016 and 2015 were approximately $5.6 million, $5.3 million and $5.9 million, respectively. Barter revenue included in digital media revenue for the years ended December 31, 2017, 2016 and 2015 was approximately $0.1 million, $42,000 and $0.1 million, respectively. Barter expenses included in digital media operating expense for the years ended December 31, 2017, 2016 and 2015 were approximately $0.1 million, $34,000 and $0.1 million, respectively.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation. We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. See Note 15 – Stock Incentive Plan.

Advertising and Promotional Cost

Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $12.0 million, $12.3 million and $11.3 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

Leases

We lease broadcast towers, transmitter sites and office space throughout the United States. We review each lease agreement upon inception to determine the appropriate classification of the lease as a capital lease or operating lease based on the factors listed in FASB ASC Topic 840 Leases. Our current lease terms generally range from one to twenty-five years with rent expense recorded on a straight-line basis for financial reporting purposes. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Rent expense, exclusive of intercompany leases eliminated during consolidation, was $15.5 million, $15.3 million and $14.8 million, respectively, for each of the years ended December 31, 2017, 2016 and 2015.

Deferred rental revenue was $4.3 million as of December 31, 2017 and 2016.

Leasehold Improvements

We may construct or otherwise invest in leasehold improvements to properties. The costs of these leasehold improvements are capitalized and depreciated over the shorter of the estimated useful life of the improvement or the lease term including anticipated renewal periods.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.7 million and $0.8 million at December 31, 2017 and 2016, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. While we had an unusually high level of claims in the third quarter of 2016 due to a larger than normal number of expensive claims, we believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

The following table presents the changes in our partial self-insurance reserves.

	Year Ended December 31,
	2016	2017
	(Dollars in thousands)
Balance, beginning of period	$676	$783
Self-funded costs	9,526	9,735
Claims paid	(9,419)	(9,771)
Ending period balance	$783	$747

Derivative Instruments

We are exposed to market risk from changes in interest rates. We actively monitor these fluctuations and may use derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our variable rate debt and to reduce the impact of changing fair market values on our fixed rate debt. In accordance with our risk management strategy, we may use derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Our use of derivative instruments may result in short-term gains or losses that may increase the volatility of our earnings.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on the Term Loan B. Payments on the swap were due on a quarterly basis with a LIBOR floor of 0.625%. The swap was to expire on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value were recognized in the current period statement of operations rather than through other comprehensive income. On May 19, 2017, we paid $0.8 million to terminate the interest rate swap. As of December 31, 2017, we did not have any outstanding derivative instruments.

	December 31, 2016	December 31, 2017
	(Dollars in thousands)
Fair value of interest rate swap	$514	$—

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

Fair Value Measurements and Disclosures

As of December 31, 2017, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of the ABL approximates fair value as the related interest rates approximate rates currently available to the company. The carrying amount of the Notes at December 31, 2017 was $255.0 million, which approximated the fair value based on the prevailing interest rates and trading activity of our Notes. See Note 12 – Fair Value Measurements and Disclosures.

Long-term Debt and Debt Covenant Compliance

Our classification of outstanding borrowings on our Notes as long-term debt on our balance sheet is based on our assessment that, under the Indenture and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made within the next twelve months. The Notes have a term of seven years, maturing on June 1, 2024. We may redeem the Notes, in whole or in part, at any time on or after June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, we may redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes before June 1, 2020 with the net cash proceeds from certain equity offerings at a redemption price of 106.75% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the Notes per twelve month period before June 1, 2020 at a redemption price of 103% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date.

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

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the Note proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. See Note 11 – Long-Term Debt.

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

For financial reporting purposes, we recorded a valuation allowance of $6.2 million as of December 31, 2017 to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments. During the third quarter of 2016, we identified an error in our estimated valuation allowance for certain deferred tax assets. For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of December 31, 2016 to offset $4.2 million of the deferred tax assets related to the state net operating loss carryforwards and $0.3 million associated with asset impairments. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

Amounts recorded where we consider accounting to be complete for the year ended December 31, 2017 principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the recording of an income tax benefit of $23.0 million to remeasure deferred taxes liabilities associated primarily with intangible assets that are deemed to reverse at the new 21% tax rate.

Other significant provisions that are not yet effective but may impact income taxes in future years include include limitations on the current deductibility of net interest expense, limitation of net operating losses generated after fiscal 2018 to 80% of taxable income, acceleration of tax revenue recognition and additional limitation on executive compensation.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2017, we did not have any material unrecognized tax benefits recorded. During the year ended December 31, 2016, we recognized a net decrease of $0.1 million in liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at December 31, 2016. The $0.1 million balance at December 31, 2015 included approximately $21,000 of accrued interest, net of federal income tax benefits, and $6,000 for the related penalties previously recorded in income tax expense. Our evaluation was performed for all tax years that remain subject to examination, which range from 2013 through 2016. There are currently no tax examinations in process. In August 2017, we received a letter notifying us that the City of New York is initiating an audit of our tax returns for years 2013 and 2014. As of fourth quarter, we are still in the early stages of the audit. We do not anticipate the outcome to be material nor significant.

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

(Gain) Loss on the Sale or Disposal of Assets

We record gains or losses on the sale or disposal of assets equal to the proceeds, if any, as compared to the net book value. Exchange transactions are accounted for in accordance with FASB ASC Topic 845 Non-Monetary Transactions. During the year ended December 31, 2017, we recorded a $3.9 million pre-tax loss, including a $4.7 million estimated loss for the pending sale of WQVN-AM (formerly WKAT-AM) in Miami, Florida, a $77,000 loss related to transmitter equipment in Dallas, Texas that was no longer in use and a $2,000 net loss for equipment damaged in our Tampa, Florida market as a result of hurricane Irma in September 2017 that was offset by a $0.5 million gain from the sale of a former transmitter site in our Dallas, Texas market, a $0.4 million gain on the sale of the WSPZ-AM tower site, and a $16,000 net gain from disposals within our print magazine segment.

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

During the year ended December 31, 2015, we recorded a $0.2 million pre-tax loss that included a $0.2 million charge associated with the relocation of our office and studio in our Seattle, Washington market offset by proceeds from various fixed asset and equipment disposals.

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,428,462, 1,720,000 and 1,581,123 shares of Class A common stock were outstanding at December 31, 2017, 2016 and 2015, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. The number of anti-dilutive shares as of December 31, 2017, 2016 and 2015 was 814,556, 795,378 and 589,437, respectively.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2015	2016	2017
Weighted average shares	25,426,732	25,669,538	26,068,942
Effect of dilutive securities - stock options	461,087	365,452	366,815
Weighted average shares adjusted for dilutive securities	25,887,819	26,034,990	26,435,757

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

Variable Interest Entities

We may enter into agreements or investments with other entities that could qualify as variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 Consolidation. A VIE is consolidated in the financial statements if we are deemed to be the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE, either explicitly or implicitly. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with variations in factors other than the amount of investment in the entity. We perform our evaluation for VIE’s upon entry into the agreement or investment. We re-evaluate the VIE when or if events occur that could change the status of the VIE.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of December 31, 2017, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

Concentrations of Business Risks

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2017, 2016 and 2015, 36.8%, 38.3% and 39.2% of our total broadcast revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 15.4% and 19.3% for the year ended December 31, 2017, 15.1% and 20.8% for the year ended December 31, 2016 and 14.7% and 24.5% for the year ended December 31, 2015. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These include the reclassification of land held for sale from current assets to long-term assets based on the APA term that exceeds twelve months.

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

In evaluating the adjustment, we referred to the SEC Staff Accounting Bulletin (SAB) No. 99, including SAB Topic 1.M, which provides guidance on the assessment of materiality and states that “the omission or misstatement of an item in a financial report is material if, in the light of surrounding circumstances, the magnitude of the item is such that it is probable that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item.” We also referred to SAB 108 for guidance on considering the effects of prior year misstatements when quantifying misstatements in current year financial statements and the assessment of materiality.

Our analysis of the materiality of the adjustment was performed by reviewing quantitative and qualitative factors. We determined based on this analysis that the adjustment was not material to the current period and any prior periods.

Revision of Prior Period Consolidated Financial Statements

We identified an adjustment related to the accounting for deferred taxes associated with non-qualified stock options that were voluntarily surrendered or forfeited. These forfeitures should have been adjusted to the deferred tax assets with a corresponding entry to Additional Paid In Capital (“APIC”) or retained earnings if there was not a sufficient amount of excess tax benefits within APIC (“pool”) to absorb.

The impact primarily resulted from a voluntary surrender of 1,741,854 options in the third quarter of 2008 that most senior executives voluntarily participated in. The voluntary surrender was not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration. The voluntary surrender was accounted for as a repurchase for no consideration. The deferred tax asset associated with these options should have offset the APIC pool to the extent available, with the excess recorded as deferred tax expense.

In order to assess materiality with respect to the adjustments, we considered SAB 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of the adjustments on prior period consolidated financial statements was immaterial.

The impact of the adjustments on the Consolidated Financial Statements for each of the years presented is as follows:

	December 31, 2014
	As Reported	Adjustment	As Revised
	(in thousands)
Additional Paid In Capital	$240,493	$(1,079)	$239,414
Retained Earnings (Accumulated Deficit)	(2,770)	(1,447)	(4,217)
Total Stockholders' Equity	203,994	(2,526)	201,468

	December 31, 2015
	As Reported	Adjustment	As Revised
	(in thousands)
Additional Paid In Capital	241,780	(1,153)	240,627
Retained Earnings (Accumulated Deficit)	1,768	(1,447)	321
Total Stockholders' Equity	209,821	(2,600)	207,221

	December 31, 2016
	As Reported	Adjustment	As Revised
	(in thousands)
Deferred Income Tax Liability	$60,769	$2,654	$63,423
Total Liabilities	376,422	2,654	379,076
Additional Paid In Capital	243,607	(1,207)	242,400
Retained Earnings (Accumulated Deficit)	3,963	(1,447)	2,516
Total Stockholders' Equity	213,846	(2,654)	211,192

In considering if we should amend previously filed 2016 Form 10-K and 2017 Form 10-Q’s, our evaluation of SAB 99 considered that the aggregate impact of the adjustment did not impact our net income or loss before income taxes, was not material to our operating results, had no impact on operating cash flows, and had an insignificant impact on the Consolidated Balance Sheets. In aggregate, we do not believe it is probable that the views of a reasonable investor would have changed by this adjustment in each of the consolidated financial statements to warrant an amendment. Accordingly, the adjustment was made to the December 31, 2016 Consolidated Balance Sheet and the December 31, 2014 balances in the Consolidated Statement of Changes in Stockholders’ Equity as described above using the SAB 108 approach. The cumulative adjustment was recorded as a decrease of $2.7 million in deferred tax assets, which is presented as an increase in deferred tax liabilities, with a corresponding decrease in APIC of $1.2 million and a decrease in retained earnings of $1.5 million.

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10). The amendments in ASU 2018-03 expand the strategies that qualify for hedge accounting and simplify the application of hedge accounting in certain situations. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“The Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act to improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard allows for early adoption, but we have not yet made that determination. We do not expect that the adoption of this standard will have a material impact on our financial statements.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. ASU 2018-01 is effective with ASU 2016-02 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. . We do not expect that the adoption of this standard will have a material impact on our financial statements.

In December 2017, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2017, we have not yet completed accounting for all of the tax effects of the enactment of the Act; however, we have made reasonable estimates of the effects on our existing deferred tax balances and one-time transition tax.

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 supersedes various SEC paragraphs and amends an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 116. We do not expect these updates to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). ASU 2017-13 provides additional clarification including the additional of SEC paragraphs to the new revenue and leases sections of the Codification. We do not expect these clarifications to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies when to account for a change in the terms or conditions of a share-based payment award as a modification. ASU 2017-09 requires modification accounting only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium to a shorter period based on the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of ASU 2016-18 to have a material impact on our cash flows or presentation thereof.

In October 2016, the FASB issued ASU 2016-16 Intra-Entity Transfers of Assets Other Than Inventory” which modifies existing guidance for the accounting for income tax consequences of intra-entity transfers of assets. This ASU requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, and interim reports within those fiscal years, with early adoption permitted only as of the first quarter of a fiscal year. We do not expect the adoption of ASU 2016-16 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing diversity in practice related to eight specific types of transactions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial cash flows or presentation thereof.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 requires additional disclosures including the significant judgments made by management to provide insight into the revenue and expense to be recognized from existing contracts and the timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the dollar impact of recording operating leases on our statement of financial position. The adoption of ASU 2016-02 will have a material impact on our financial position and the presentation thereof. Our existing credit facility stipulates that our covenants are based on GAAP as of the agreement date. Therefore, the material impact of recording right-to-use assets and lease liabilities on our statement of financial position is not expected to impact the compliance status for any covenant.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides updated guidance that enhances the reporting model for financial instruments, including amendments, to address aspects of recognition, measurement, presentation and disclosure. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. With the exception of the early application guidance applicable to certain entities, early adoption of the amendments is not permitted. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016, and September 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. We adopted the new guidance on January 1, 2018, using the modified retrospective method. Under this method, the effect of any change resulting from the new guidance will be recognized in retained earnings as of the date of initial application; prior periods will not be restated. Based on further progress with our ASC 606 implementation plan, we do not expect the new guidance to have a material impact on our financial position, results of operations, cash flows, or presentation thereof. However, additional disclosures will be included in future reporting periods in accordance with requirements of the new guidance.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other that requires that we test for impairment at least annually or when events or circumstances indicates that they may be impaired. Approximately 71% of our total assets at December 31, 2017 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. We do not amortize broadcast licenses, goodwill and mastheads but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

Of the 25 markets for which an independent third party fair value appraisal was obtained in the prior year, eight markets were subject to testing in the current year. The table below presents the percentage within a range by which our prior year start-up income estimated fair value exceeds the current year carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2017
	Percentage Range By Which 2016 Estimated Fair Value Exceeded 2017 Carrying Value
	≤ 25%	>26%-50%	>50% to 75%	> than 75%
Number of accounting units	8	2	-	15
Broadcast license carrying value (in thousands)	$174,287	$7,692	$-	$105,641

The second step of our qualitative assessment consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or Station Operating Income (“SOI”) defined as net broadcast revenue less broadcast operating expenses. See Item 6 – Selected Financial Data within this annual report for information on SOI, a non-GAAP measure. Numerous trade organizations and analysts review these radio station sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a conservative indicator of fair value. Based on this qualitative review, we identified eight additional markets subject to further testing, which included each of the eight markets not tested in the prior year. We identified one additional market subject to further testing based on declining SOI margins.

The table below shows the percentage within a range by which our estimated fair value exceeded the carrying value of our broadcasting licenses for these nine market clusters:

	Geographic Market Clusters as of December 31, 2017
	Tested due to SOI Multiple and length of time from prior valuation – Percentage Range by Which Prior Valuation Exceeded 2017 Carrying Value
	≤ 25%	>26%-50%	>50% to 100%	> than 100%
Number of accounting units	-	4	1	4
Broadcast license carrying value (in thousands)	$-	$49,765	$27,878	$27,372

Based on our qualitative assessment we engaged Noble Financial, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value as part of our quantitative review. The quantitative review performed was to estimate the fair value of broadcast licenses in 17 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of an FCC license is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the FCC license. This approach eliminates factors that are unique to the operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the FCC license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the FCC License. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

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

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2015	December 31, 2016	December 31, 2017
Risk-adjusted discount rate	8.0%	8.5%	9.0%
Operating profit margin ranges	(13.9)% - 30.8%	(13.9)% - 30.8%	(13.9)% - 30.8%
Long-term market revenue growth rate ranges	2.0%	1.9%	1.9%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2017 testing period as compared to 2016 was largely attributable to increases in corporate borrowing interest rates during 2017 within the composite mix of industry participants considered in the analysis and the impact of the tax reform act of 2017.

Based on our review and analysis, we did not recognize impairment charges to our broadcast license as of the annual testing period ended December 31, 2017. The table below presents the results of our impairment testing under the income approach for the 2017 annual testing period.

Market Cluster	Excess Fair Value 2017 Estimate
Atlanta, GA	3.5%
Boston, MA	31.6%
Chicago, IL	63.0%
Cleveland, OH	4.4%
Col Springs, CO	89.9%
Dallas, TX	1.3%
Detroit, MI	5.3%
Greenville, SC	92.0%
Louisville, KY	22.3%
Miami FL	71.3%
Minneapolis, MN	68.2%
Omaha NE	27.3%
Orlando FL	55.5%
Portland, OR	3.3%
Sacramento, CA	15.9%
San Francisco, CA	3.1%
Tampa, FL	22.9%

Mastheads

We regularly perform quantitative reviews of mastheads due to the low margins by which the estimated fair value has exceeded our carrying value. Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™. The Magazine upon issuance of the May 2017 publication. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads. For the annual testing period ended December 31, 2017, we engaged Noble Financial, an independent third-party appraisal firm, to assist us in estimating the fair value of our mastheads using a Relief from Royalty method, a form of the income approach.

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

Pre-tax royalty income is based on a 10-year revenue forecast and assumed to carry on into perpetuity. Revenue beyond the projection period (terminal year) is based on estimated long-term industry growth rates. The analysis also incorporated the present value of the tax amortization benefit associated with the mastheads. The key estimates and assumptions are as follows:

Mastheads	December 31, 2015	December 31, 2016	December 31, 2017
Risk-adjusted discount rate	8.0%	9.5%	10.0%
Projected revenue growth ranges	2.1% – 2.9%	(4.3)% – 1.2%	(3.2)% – 0.9%
Royalty rate	3.0%	3.0%	3.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2017 testing period as compared to 2016 was largely attributable to increases in corporate borrowing interest rates during 2016 within the composite mix of industry participants considered in the analysis and the impact of the tax reform act of 2017.

Based on our review and analysis, we did not recognize impairment charges to mastheads as of the annual testing period ended December 31, 2017.

Goodwill – Broadcast Radio Stations

Nineteen of our broadcast markets had goodwill associated with them as of December 31, 2017. Based on our qualitative review, we tested three of these market clusters for impairment of goodwill. We engaged Noble Financial, an independent third-party appraisal firm, to assist us in estimating the enterprise of value our market clusters for the purpose of testing goodwill for impairment.

The key estimates and assumptions used for our enterprise valuations are as follows:

Broadcast Markets Enterprise Valuations	December 31, 2015	December 31, 2016	December 31, 2017
Risk-adjusted discount rate	8.0%	8.5%	9.0%
Operating profit margin ranges	49.7%	(18.5)% – 43.3%	(7.8)% – 36.2%
Long-term revenue market growth rate ranges	2.0%	1.9%	1.9%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2017 testing period as compared to 2016 was largely attributable to increases in corporate borrowing interest rates during 2017 within the composite mix of industry participants considered in the analysis and the impact of the tax reform act of 2017.

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of our broadcast market goodwill as of the annual testing period ended December 31, 2017.

The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2017
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	3	2	7	7
Carrying value including goodwill (in thousands)	83,729	$25,053	$120,849	$69,981

Goodwill – Broadcast Networks

TCM, one of our five networks has goodwill associated with it as of our annual testing period ended December 31, 2017. Based on the first step of our qualitative review, in which we calculate excess fair value, or the amount by which our prior year estimated fair value exceeds the current year carrying value, with no significant changes in the prior year assumptions and key estimates, the value of broadcast network goodwill is not likely to be impaired

Based on this review and analysis, we determined that the fair value of the reporting unit was more than the carrying value. No impairment charges were recorded and Step 2 was not necessary based on the results. We did not perform a sensitivity analysis for the current year certain key assumptions, as such changes in assumptions would have no impact on the carrying value of goodwill associated with our broadcast networks.

Goodwill – Digital Media

Four of our digital media businesses had goodwill associated with them as of our annual testing period ended December 31, 2017. We tested two of these entities for impairment based on our qualitative review indicating an excess carrying value of less than 25%. The key estimates and assumptions used in the valuation of our digital media entities for each testing period are as follows:

Digital Media Enterprise Valuations	December 31, 2015	December 31, 2016	December 31, 2017
Risk adjusted discount rate	8.0% - 9.0%	8.5% - 9.5%	10.0%
Operating profit margin ranges	(8.9)% - 13.8%	(20.3)% - 8.2%	8.0% – 36.0%
Long-term revenue market growth rate ranges	2.0 - 3.0%	1.9% - 2.5%	1.9% - 2.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2017 testing period as compared to 2016 was largely attributable to increases in the risk free rate and corporate borrowing interest rates during 2017 as compared to the prior year and the impact of the tax reform act of 2017.

We engaged Noble Financial, an independent third-party appraisal firm, to assist us in estimating the enterprise of value this entity for the purpose of testing goodwill for impairment. Based on this review and analysis, we determined that the fair value of the reporting unit was more than the carrying value. No impairment charges were recorded and Step 2 was not necessary based on the results. We did not perform a sensitivity analysis for the current year certain key assumptions, as such changes in assumptions would have no impact on the carrying value of goodwill associated with our digital media entities.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Digital Media Entities as of December 31, 2017
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	1	-	1	2
Carrying value including goodwill (in thousands)	$448	$-	$3,585	$28,343

Goodwill – Publishing

Two of our publishing entities had goodwill associated with them as of the annual testing period ended December 31, 2017. Based on actual operating results that did not meet our annual projections, we engaged Noble Financial, an independent third-party appraisal firm to assist us with estimating the enterprise value of one of these entities for the purpose of testing goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

Publishing Enterprise Valuations	December 31, 2015	December 31, 2016	December 31, 2017
Risk adjusted discount rate	8.0%	8.5%	10.0%
Operating margin ranges	4.2% – 6.2%	3.5% – 5.7%	5.0% – 5.5%
Long-term revenue market growth rates	2.0%	1.9%	1.9%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The increase in the WACC for the 2017 testing period as compared to 2016 was largely attributable to increases in corporate borrowing interest rates during 2017 within the composite mix of industry participants considered in the analysis and the impact of the tax reform act of 2017.

Based on our review and analysis of the enterprise estimated fair value, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our publishing entities as of the annual testing period ended December 31, 2017 and that Step 2 was not necessary.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Publishing Entities as of December 31, 2017
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%

Number of accounting units	-	-	-	2
Carrying value including goodwill (in thousands)	$-	$-	$-	$2,993

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

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Our review requires us to estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the year ended December 31, 2017.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the year ended December 31, 2017, we completed or entered into the following transactions:

2017 Debt Transactions

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

2017 Equity Transactions

On December 7, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on December 29, 2017 to all Class A and Class B common stockholders of record as of December 18, 2017.

On September 12, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on September 29, 2017 to all Class A and Class B common stockholders of record as of September 22, 2017.

On August 9, 2017, a restricted stock award of 33,066 shares was granted to an executive that vested immediately. The fair value of the restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. The restricted stock award contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until 90 days from the vesting date. The recipient of this restricted stock award is entitled to all of the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The award was considered issued and outstanding from the vest date of grant.

On June 1, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on June 30, 2017 to all Class A and Class B common stockholders of record as of June 16, 2017.

On March 9, 2017, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on March 31, 2017 to all Class A and Class B common stockholders of record as of March 20, 2017.

On February 24, 2017, a restricted stock award of a total of 178,592 shares was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until three months from the vesting date. Recipients of these restricted stock awards were entitled to all the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

2017 Acquisitions – Broadcast

On November 22, 2017, we closed on the acquisition of radio station WSPZ-AM (now WWRC-AM) in Bethesda, Maryland for $0.6 million in cash from a related party. We began programming the station under an LMA within our Washington DC broadcast market on September 15, 2017. The accompanying Consolidated Statement of Operations reflects the operating results of this station as of the LMA date within our broadcast segment.

On September 15, 2017, we closed on the acquisition of real property, including the land, tower and broadcasting facilities, of radio station WSPZ-AM (now WWRC-AM) in Bethesda, Maryland for $1.5 million in cash. We recognized goodwill of approximately $13,000 associated with the going concern value of the existing income generating leases acquired with the broadcast tower.

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

2017 Acquisitions − Digital Media

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

A summary of our business acquisitions and asset purchases during the year ended December 31, 2017, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
November 22, 2017	WWRC-AM (formerly WSPZ-AM) in Bethesda, Maryland (business acquisition)	$620
September 15, 2017	Real property of radio station WSPZ-AM in Bethesda, Maryland (business acquisition)	1,500
August 31, 2017	TeacherTube.com (business acquisition)	1,100
August 31, 2017	Intelligence Reporter newsletter (business acquisition)	—
July 24, 2017	FM Translator construction permit, Eaglemount, Washington (asset acquisition)	40
July 6, 2017	TradersCrux.com (business acquisition)	298
June 28, 2017	FM Translator construction permit, Festus, Missouri (asset acquisition)	40
June 8, 2017	Portuguese Bible Mobile Applications (business acquisition)	82
March 15, 2017	Prayers for Special Help (business acquisition)	245
March 14, 2017	FM Translator construction permit, Quartz Site, Arizona (asset purchase)	20
March 1, 2017	FM Translator construction permit, Roseburg, Oregon (asset purchase)	45
January 16, 2017	FM Translator, Astoria, Oregon (asset purchase)	33
January 1, 2017	FM Translator construction permit, Mohave Valley, Arizona (asset purchase)	20
		$4,043

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

We believe that these valuations and analysis provide appropriate estimates of the fair value for the net assets acquired as of the acquisition date. These initial valuations are subject to refinement during the measurement period, which may be up to one year from the acquisition date. During this measurement period, we may retroactively record adjustments to the net assets acquired based on additional information obtained for items that existed as of the acquisition date. Upon the conclusion of the measurement period, any adjustments are reflected in our Consolidated Statements of Operations. To date, we have not recorded adjustments to the estimated fair values used in our acquisition consideration during or after the measurement period.

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $0.1 million during the year ended December 31, 2017 compared to $0.5 million during the prior year, which are included in unallocated corporate expenses in the accompanying Consolidated Statements of Operations.

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

The following table summarizes the total acquisition consideration for the year ended December 31, 2017:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$3,972
Escrow deposits paid in prior years	35
Present value of estimated fair value of contingent earn-out consideration	36
Total purchase price consideration	$4,043

The fair value of the net assets acquired was allocated as follows:

	Net Broadcast	Net Digital Media	Total Net
	Assets Acquired	Assets Acquired	Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$1,915	$479	$2,394
Broadcast licenses	389	—	389
Goodwill	14	810	824
Customer lists and contracts	—	314	314
Domain and brand names	—	647	647
Subscriber base and lists	—	2,316	2,316
Non-compete agreements	—	11	11
	$2,318	$4,577	$6,895
Liabilities
Deferred revenue	$—	(2,852)	(2,852)
	$2,318	$1,725	$4,043

2017 Divestitures

On December 28, 2017, we sold real property, including the land, tower and broadcasting facilities, of radio station WSPZ-AM (now WWRC-AM) in Bethesda, Maryland for $1.9 million in cash. We recorded a pre-tax gain on the sale of approximately $0.4 million.

On June 1, 2017, we received $0.6 million in cash for a former transmitter site in our Dallas, Texas market that we had leased to a third party.

Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™. The Magazine upon delivery of the May 2017 print publications. On May 30, 2017, we received $10,000 for Preaching Magazine™ and YouthWorker Journal™. The purchaser assumed all deferred subscription liabilities for these publications resulting in a pre-tax gain on the sale or disposal of assets of approximately $56,000.

On January 3, 2017, Word Broadcasting began operating our Louisville radio stations (WFIA-AM; WFIA-FM; WGTK-AM) under a twenty-four month TBA. We received $0.5 million in cash associated with an option for Word Broadcasting Network to acquire the radio stations during the term.

Pending Transactions at December 31, 2017

On December 29, 2017, we entered into two Local Marketing Agreements (“LMA”) to program radio stations KPAM-AM and KKOV-AM in Portland, Oregon. We began operating the radio stations on January 2, 2018. The LMA’s have a 12-month term.

On December 1, 2017, we entered into an agreement to sell radio station WQVN-AM (formerly WKAT-AM in Miami, Florida for $3.5 million in cash. The buyer began operating the radio station under an LMA agreement as of the same date. The sale is expected to close during the first quarter of 2018. We recorded an estimated loss of $4.7 million as of December 31, 2017, based on the probability of the sale, which reflected the sales price as compared to the carrying value of the assets and the estimated costs of the sale.

In August 2017, we received an escrow deposit under an agreement to sell land in Covina, California for $1.0 million dollars. The land is recorded in long-term assets held for sale and has not been used in operations. The sale is subject to the buyer’s ability to complete due diligence on their expected use of the land and is currently expected to close in the latter half of 2020.

We are programming radio station KHTE-FM, Little Rock, Arkansas, under a 36 month TBA that began on April 1, 2015. The TBA is extendable for up to 48 months. We have the option to acquire the station for $1.2 million in cash during the TBA period. We are required to pay the licensee a $0.1 million fee if we do not exercise our option right to purchase the station.

During the year ended December 31, 2016, we completed or entered into the following transactions:

2016 Debt Transactions

On December 30, 2016, we paid $5.0 million in principal on our Term Loan B, and paid interest due as of that date. We recorded a $12,000 pre-tax loss on the early retirement of long-term debt related to the unamortized discount and $33,000 in bank loan fees associated with this principal prepayment.

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

2016 Equity Transactions

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

2016 Acquisitions − Broadcast

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

In 2017 and 2018, the FCC opened application filing windows wherein AM stations that did not participate in the 250 Mile Windows described above could file an application for a new fill-in FM translator to be used permanently with that AM station. We filed applications in each of the application filing windows.

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

Our 2016 broadcast acquisitions include the following:

On December 31, 2016, we closed on the acquisition of an FM translator in Aurora, Florida for $50,000 in cash. The FM translator is used by our WHIM-AM radio station in Miami, Florida.

On December 31, 2016, we closed on the acquisition of an FM translator in Port St. Lucie, Florida for $50,000 in cash. The FM translator is used by our WLCC-AM radio station in Tampa, Florida.

On December 14, 2016, we closed on the acquisition of an FM translator in Rhinelander, Wisconsin for $50,000 in cash. The FM translator is used by our WWTC-AM radio station in Minneapolis, Minnesota.

On December 8, 2016, we closed on the acquisition of an FM translator in Little Fish Lake Valley, California for $44,000 in cash. The FM translator is used by our KFIA-AM radio station in Sacramento, California.

On December 1, 2016, we closed on the acquisition of an FM translator in Lake Placid, Florida for $35,000 in cash. The FM translator is used by our WTLN-AM radio station in Orlando, Florida.

On November 22, 2016, we closed on the acquisition of two FM translator construction permits in Lahaina, Hawaii and Kihei, Hawaii for $110,000 in cash. The FM translators is used by our KHNR-AM and KGU-AM radio stations in Honolulu, Hawaii.

On November 22, 2016, we closed on the acquisition of an FM translator in Crested Butte, Colorado for $38,500 in cash. The FM translator is used by our KZNT-AM radio station in Colorado Springs, Colorado.

On November 21, 2016, we closed on the acquisition of an FM translator in Dansville, New York for $75,000 in cash. The FM translator is used by our WMCA-AM radio station in New York, New York.

On November 21, 2016, we closed on the acquisition of an FM translator in Carbondale, Pennsylvania for $75,000 in cash. The FM translator is used by our WPGP-AM radio station in Pittsburgh, Pennsylvania.

On November 11, 2016, we closed on the acquisition of an FM translator construction permit in Kingsville, Texas for $50,000 in cash. The FM translator is used by our KNTH-AM radio station in Houston, Texas.

On November 7, 2016, we closed on the acquisition of an FM translator in Sebring, Florida for $77,000 in cash. The FM translator was used by our WQVN-AM (formerly WKAT-AM) radio station in Miami, Florida.

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

On June 8, 2016, we closed on the acquisition of a construction permit for an FM translator construction permit in Charlotte, Michigan for $50,000 in cash. The FM translator is used in our Detroit, Michigan market.

On June 3, 2016, we closed on the acquisition of a construction permit for an FM translator in Atwood, Kentucky for $88,000 in cash. The FM translator is used in our Columbus, Ohio market.

On May 13, 2016, we closed on the acquisition of a construction permit for an FM translator in Kerrville, Texas for $50,000 in cash. The FM translator is used in our Houston, Texas market.

On May 2, 2016, we closed on the acquisition of an FM translator in Lincoln, Maine for $100,000 in cash. The FM translator is used in our Boston, Massachusetts market.

On April 29, 2016, we closed on the acquisition of a construction permit for an FM translator in Emporia, Kansas for $25,000 in cash. The FM translator was relocated to Omaha, Nebraska, for use by our KCRO-AM radio station.

2016 Acquisitions − Digital Media

On December 1, 2016, we acquired ChristianConcertAlerts.com for $0.2 million, of which $0.1 million was paid in cash upon close and the remaining $0.1 million was paid in two $50,000 installments during the year ended December 31, 2017. ChristianConcertAlerts.com provides Christian artists’ tour dates and events across the United States. The website features a location-based calendar that includes over 300 artists and 4,000 venues created by editors and user submissions, as well as artist reviews and album news.

On October 17, 2016, we purchased Historyonthenet.com and Authentichistory.com for $0.1 million. These websites and related social media accounts are operated within our Salem Web Network platform.

On September 13, 2016, we acquired Mike Turner’s line of investment products, including TurnerTrends.com, other domain names and related assets for $0.4 million in cash and the assumption of $0.1 million in deferred subscription liabilities. As part of the purchase agreement, we may pay up to an additional $0.1 million in contingent earn-out consideration over the next twelve months based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Turner’s investment products to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $66,000, which approximated the discounted present value due to the earn-out of less than one year as discussed in more detail in Note 5 – Contingent Earn-Out Consideration. Turner’s investment products offer stock trading advisory newsletters to individual subscribers. We recorded goodwill of approximately $7,200 associated with the expected synergies to be realized upon combining the operations of Turner’s line of investment products into our digital media platform with Eagle Financial Publications and from brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.

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

On March 8, 2016, we acquired King James Bible mobile applications for $4.0 million, of which $2.7 million was paid in cash upon close and $1.3 million is due in deferred installments within one year from the closing date. The deferred installments were amended on May 17, 2016 to include the $0.3 million that was due upon finalization of banking arrangements with the deferred installments. The amended deferred payments of $1.3 million now consist of $0.6 million due within 90 days, $0.3 million due within 180 days and two deferred payments of $0.2 million each due 270 and 360 days from the closing date, respectively. We paid $1.1 million during the year ended December 31, 2016 and $0.2 million during the year ended December 31, 2017. We recorded goodwill of $0.2 million associated with the expected synergies to be realized from combining the operations of these applications into our existing digital media platform. The accompanying consolidated statement of operations reflects the operating results of King James Bible mobile applications as of the closing date within our digital media operating segment.

Throughout the year ended December 31, 2016, we acquired other domain names and assets associated within our digital media operating segment for approximately $3,000 in cash.

2016 Acquisitions − Publishing

On August 1, 2016, we acquired the assets of Hillcrest Media Group, Inc., including Mill City Press and Bookprinting.com, for $3.5 million and the assumption of $1.0 million in deferred revenue liabilities. We paid $3.3 million in cash upon close with the remaining $0.2 million due within 90 days upon the finalization of deferred revenue obligations. Mill City Press and Bookprinting.com provide self-publishing services for general market authors and will be operated within our existing Xulon Press business. We recorded goodwill of approximately $0.8 million associated with the expected synergies to be realized upon combining the operations of Mill City Press and Bookprinting.com into our existing publishing platform and brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset.

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

A summary of our business acquisitions and asset purchases during the year ended December 31, 2016, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
December 31, 2016	FM translator, Aurora, Florida (asset purchase)	$50
December 31, 2016	FM translator, Port St. Lucie, Florida (asset purchase)	50
December 14, 2016	FM translator, Rhinelander, Wisconsin (asset purchase)	50
December 8, 2016	FM translator, Little Fish Lake Valley, California (asset purchase)	44
December 1, 2016	FM translator, Lake Placid, Florida (asset purchase)	35
December 1, 2016	Christian Concerts Alerts, LLC (asset purchase)	150
November 22, 2016	FM translator construction permit, Kihei, Hawaii (asset purchase)	55
November 22, 2016	FM translator construction permit, Lahaina, Hawaii (asset purchase)	55
November 22, 2016	FM translator, Crested Butte, Colorado (asset purchase)	39
November 21, 2016	FM translator, Dansville, New York (asset purchase)	75
November 21, 2016	FM translator, Carbondale, Pennsylvania (asset purchase)	75
November 11, 2016	FM translator construction permit, Kingsville, Texas (asset purchase)	50
November 7, 2016	FM translator, Sebring, Florida (asset purchase)	77
October 20, 2016	KXFN-AM, St. Louis, Missouri (business acquisition)	190
October 20, 2016	FM translator construction permit, Angola, Indiana (asset purchase)	50
October 20, 2016	FM translator construction permit, Cofax, Indiana (asset purchase)	55
October 20, 2016	FM translator construction permit, Battle Creek, Michigan (asset purchase)	50
October 19, 2016	FM translator construction permit Palm Coast, Florida purchased from a related party (asset purchase)	65
October 17, 2016	Historyonthenet.com and Authentichistory.com (asset purchase)	85
October 12, 2016	FM translator Lake City, Florida purchased from a related party (asset purchase)	65
September 13, 2016	Mike Turner’s investment products and domain names (business acquisition)	416
August 1, 2016	Mill City Press and Bookprinting.com (business acquisition)	3,515
June 20, 2016	FM translator, Columbus, Ohio (asset purchase)	345
June 10, 2016	FM translator, Amherst, New York (asset purchase)	60
June 8, 2016	FM translator construction permit, Charlotte, Michigan (asset purchase)	50
June 3, 2016	FM translator construction permit, Atwood, Kentucky (asset purchase)	88
May 13, 2016	FM translator construction permit, Kerrville, Texas (asset purchase)	50
May 2, 2016	FM translator, Lincoln, Maine (asset purchase)	100
April 29, 2016	FM translator construction permit, Emporia, Kansas (asset purchase)	25
April 1, 2016	Retirement Watch (business acquisition)	100
March 8, 2016	King James Bible mobile applications (business acquisition)	4,000
Various	Purchase of other domain names and assets (asset purchases)	6
		$10,120

The following table summarizes the total acquisition consideration for the year ended December 31, 2016:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$8,414
Deferred payments	1,640
Present value of estimated fair value of contingent earn-out consideration	66
Total acquisition consideration	$10,120
Gain on bargain purchase	95
Fair value of net assets acquired	$10,215

The fair value of the net assets acquired was allocated as follows:

		Net Broadcast	Net Digital Media	Net Publishing	Net Total
		Assets Acquired	Assets Acquired	Assets Acquired	Assets Acquired
		(Dollars in thousands)
Assets
	Trade accounts receivable, net of allowances of $42	$—	$—	$166	$166
	Property and equipment	224	405	271	900
	Broadcast licenses	1,719	—	—	1,719
	Goodwill	—	237	845	1,082
	Domain and brand names	—	1,129	2,121	3,250
	Customer lists and contracts	—	2,576	—	2,576
	Subscriber base and lists	—	675	—	675
	Author relationships	—	—	526	526
	Non-compete agreements	—	289	716	1,005
Liabilities
	Deferred revenue	—	(642)	(1,042)	(1,684)
		$1,943	$4,669	$3,603	$10,215

2016 Divestitures

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

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 12.

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

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. We recorded an increase of $31,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for the period ended December 31, 2017. The increase is due to a higher likelihood of achieving the revenue targets based on actual results to date that exceed our original estimates.

Portuguese Bible Mobile Application

We acquired a Portuguese Bible mobile application and related assets on June 8, 2017. We paid $65,000 in cash upon closing and may pay up to an additional $20,000 in contingent earn-out consideration during the twelve month period ended June 8, 2018 based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Portuguese Bible mobile applications to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $16,500, which approximated the discounted present value due to the earn-out period of less than one year.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $20,000. We recorded an increase of $1,700 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for period ended December 31, 2017. The increase is due to a higher likelihood of achieving the revenue targets based on actual results to date that exceed our original estimates.

Turner Investment Products

We acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets on September 13, 2016. We paid $0.4 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration payable over the next twelve months based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Turner’s investment products to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $66,000, which approximated the discounted present value due to the earn-out period of less than one year. We believe that our experience with digital subscriptions and websites provided a reasonable basis for our estimates.

We reviewed the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual subscriber revenues achieved and projected to the estimated subscriber revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified, up to the maximum future value outstanding under the contract of $0.1 million. As of the end of the earn-out period on September 13, 2017, we recorded a net decrease of $53,000 in the estimated fair value of the contingent earn-out consideration based on actual revenue that was below our estimates that is reflected in our results of operations for period ended December 31, 2017. We made no cash payments to the seller during the earn-out period.

Daily Bible Devotion

We acquired Daily Bible Devotion mobile applications on May 6, 2015. We paid $1.1 million in cash upon closing and may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of cumulative session benchmarks for each mobile application. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Bible Devotional Applications to achieve the session benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $165,000, which was recorded at the discounted present value of $142,000. The discount was accreted to interest expense over the two-year earn-out period. As of the end of the earn-out period on May 6, 2017, we recorded a net decrease of $4,000 in the estimated fair value of the contingent earn-out consideration based on actual session results at the end of the earn-out period that is reflected in our operating results for the year ended December 31, 2017. Over the total two-year earn out period, we paid a total of $75,000 in cash to the seller, with no cash payments made during the year ended December 31, 2017.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller is based upon net subscriber revenues achieved over a two-year period from date of close, of which we will pay the seller 50%. There is no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on our revenue projections at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount was accreted to interest expense over the two-year earn-out period. We paid a total of $91,000 to the seller over the two year earn out period ended February 6, 2017, of which approximately $14,000 was paid during the year ended December 31, 2017.

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

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2017	$66	$—	$66
Acquisitions	36	—	36
Accretion of acquisition-related contingent earn-out consideration	4	—	4
Change in the estimated fair value of contingent earn-out consideration	(23)	—	(23)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(14)	—	(14)
Ending Balance as of December 31, 2017	$69	$—	$69

	Year Ended December 31, 2016
	Short-Term Accrued Expenses	Long-Term Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2016	$173	$602	$775
Acquisitions	66	—	66
Accretion of acquisition-related contingent earn-out consideration	17	8	25
Change in the estimated fair value of contingent earn-out consideration	(635)	(54)	(689)
Reclassification of payments due in next 12 months to short-term	556	(556)	—
Payments	(111)	—	(111)
Ending Balance as of December 31, 2016	$66	$—	$66

NOTE 6. INVENTORIES

Inventories consist of finished goods including books from Regnery Publishing and wellness products. All inventories are valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	As of December 31,
	2016	2017
	(Dollars in thousands)
Regnery Publishing book inventories	$2,473	$2,038
Reserve for obsolescence – Regnery Publishing	(2,104)	(1,621)
Inventory, net - Regnery Publishing	369	417
Wellness products	$423	$349
Reserve for obsolescence – Wellness products	(122)	(36)
Inventory, net - Wellness products	301	313
Consolidated inventories, net	$670	$730

NOTE 7. BROADCAST LICENSES

The following table presents the changes in broadcasting licenses that include acquisitions of radio stations and FM translators as discussed in Note 4 – Acquisitions and Recent Transactions.

	Year Ended December 31,
	2016	2017
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$492,032	$494,058
Accumulated loss on impairment	(99,001)	(105,541)
Balance, beginning of period after cumulative loss on impairment	393,031	388,517
Acquisitions of radio stations	74	191
Acquisitions of FM translators and construction permits	1,645	198
Capital projects to improve broadcast signal and strength	307	5
Sale of WQVN-AM (formerly WKAT-AM)	-	(7,997)
Impairments based on the estimated fair value of broadcast licenses	(6,540)	—
Balance, end of period before cumulative loss on impairment	$494,058	$486,455
Accumulated loss on impairment	(105,541)	(105,541)
Balance, end of period after cumulative loss on impairment	$388,517	$380,914

NOTE 8. GOODWILL

The following table presents the changes in goodwill including business acquisitions as described in Note 4 – Acquisitions and Recent Transactions.

	Year Ended December 31,
	2016	2017
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$26,560	$27,642
Accumulated loss on impairment	(1,997)	(2,029)
Balance, beginning of period after cumulative loss on impairment	24,563	25,613
Acquisitions of radio stations	—	14
Acquisitions of digital media entities	237	810
Acquisitions of publishing entities	845	—
Sale of income generating broadcast business	—	(13)
Impairments based on the estimated fair value	(32)	—
Balance, end of period before cumulative loss on impairment	27,642	28,453
Accumulated loss on impairment	(2,029)	(2,029)
Ending period balance	$25,613	$26,424

NOTE 9. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	As of December 31,
	2016	2017
	(Dollars in thousands)
Land	$32,402	$32,320
Buildings	29,070	28,962
Office furnishings and equipment	37,386	37,583
Office furnishings and equipment under capital lease obligations	228	244
Antennae, towers and transmitting equipment	84,144	85,632
Antennae, towers and transmitting equipment under capital lease obligations	795	795
Studio, production and mobile equipment	28,668	29,697
Computer software and website development costs	20,042	24,477
Record and tape libraries	27	27
Automobiles	1,373	1,385
Leasehold improvements	14,696	19,003
Construction-in-progress	9,983	4,075
	$258,814	$264,200
Less accumulated depreciation	(156,024)	(164,720)
	$102,790	$99,480

Depreciation expense was approximately $12.4 million, $12.2 million and $12.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Included in this amount is $93,000, $96,000 and $108,000 for the years ended December 31, 2017, 2016, and 2015, respectively, on assets acquired under capital lease obligations. Accumulated depreciation associated with these capital lease obligations was $755,000, $662,000 and $566,000 at December 31, 2017, 2016 and 2015, respectively.

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of December 31, 2017
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,865	$(20,888)	$1,977
Domain and brand names	20,109	(14,650)	5,459
Favorable and assigned leases	2,379	(2,028)	351
Subscriber base and lists	8,797	(4,701)	4,096
Author relationships	2,771	(2,237)	534
Non-compete agreements	2,029	(1,342)	687
Other amortizable intangible assets	1,333	(1,333)	—
	$60,283	$(47,179)	$13,104

	As of December 31, 2016
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,599	$(20,070)	$2,529
Domain and brand names	19,821	(12,970)	6,851
Favorable and assigned leases	2,379	(1,972)	407
Subscriber base and lists	7,972	(5,304)	2,668
Author relationships	2,771	(1,824)	947
Non-compete agreements	2,018	(1,012)	1,006
Other amortizable intangible assets	1,336	(1,336)	—
	$58,896	$(44,488)	$14,408

Amortization expense was approximately $4.6 million, $5.1 million and $5.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. Based on the amortizable intangible assets as of December 31, 2017, we estimate amortization expense for the next five years to be as follows:

Year ended December 31,	Amortization Expense
(Dollars in thousands)
2018	$4,576
2019	4,006
2020	2,714
2021	1,159
2022	435
Thereafter	214
Total	$13,104

NOTE 11. LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

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

We are required to pay $17.2 million per year in interest on the Notes. As of December 31, 2017, accrued interest on the Notes was $1.4 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the year ended December 31, 2017, $0.6 million of debt issuance costs associated with the Notes was amortized to interest expense.

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the year ended December 31, 2017, $0.2 million of debt issue costs associated with the Notes was amortized to interest expense. At December 31, 2017, the blended interest rate on amounts outstanding under the ABL Facility was 3.64%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For the year ended December 31, 2017, 2016 and 2015, approximately $74,000, $206,000 and $188,000, respectively, of the discount associated with the Term Loan B was amortized to interest expense.

The Term Loan B had a term of seven years, maturing in March 2020. On May 19, 2017, we used the net proceeds of the Notes and a portion of the ABL Facility to fully repay amounts outstanding under the Term Loan B of $258.0 million and under the Revolver of $4.1 million. We recorded a pre-tax loss on the early retirement of long-term debt of $2.1 million, which included $1.5 million of unamortized debt issuance costs on the Term Loan B and the Revolver and $0.6 million of unamortized discount on the Term Loan B.

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

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For the year ended December 31, 2017, 2016 and 2015, approximately $203,000, $562,000 and $558,000, respectively, of the debt issuance costs associated with the Term Loan B was amortized to interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For the year ended December 31, 2017, 2016 and 2015, we recorded amortization of deferred financing costs of approximately $26,000, $70,000 and $68,000, respectively.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2016	2017
	(Dollars in thousands)
6.75% Senior Secured Notes	$—	$255,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	—	(5,774)
6.75% Senior Secured Notes net carrying value	—	249,226
Asset-Based Revolving Credit Facility principal outstanding	—	9,000
Term Loan B principal amount	263,000	—
Less unamortized discount and debt issuance costs based on imputed interest rate of 4.78%	(2,371)	—
Term Loan B net carrying value	260,629	—
Revolver principal outstanding	477	—
Capital leases and other loans	568	462
Long-term debt and capital lease obligations less unamortized debt issuance costs	261,674	258,688
Less current portion	(590)	(9,109)
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$261,084	$249,579

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2017:

•	Outstanding borrowings of $9.0 million under the ABL Facility, with interest payments ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings;
•	$255.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and
•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2017 and December 31, 2016 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2017 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2018	$9,109
2019	107
2020	110
2021	125
2022	11
Thereafter	255,000
$264,462

NOTE 12. FAIR VALUE MEASUREMENTS AND DISCLOSURES

FASB ASC Topic 820 Fair Value Measurements and Disclosures, established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defines three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the FASB ASC Topic 820 hierarchy are as follows:

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

As of December 31, 2017, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at December 31, 2017 was $255.0 million, which approximated the fair value based on the prevailing interest rates and trading activity of our Notes.

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

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	December 31, 2017
	Carrying Value on	Fair Value Measurement Category
	Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	313			313
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	69	—	—	69
Long-term debt and capital lease obligations less unamortized debt issuance costs	258,688	—	258,688	—

NOTE 13. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing.

For financial reporting purposes, we recorded a valuation allowance of $6.2 million as of December 31, 2017 to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments. For financial reporting purposes, we recorded a valuation allowance of $4.5 million as of December 31, 2016 to offset $4.2 million of the deferred tax assets related to the state net operating loss carryforwards and $0.3 million associated with asset impairments. During the third quarter of 2016, we identified an error in our estimated valuation allowance for certain deferred tax assets. We recorded an out-of-period adjustment to increase our valuation allowance by $1.6 million for a portion of the deferred tax assets related to state net operating loss carryforwards that we determined were more likely than not to be unrealized.

The consolidated provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2015	2016	2017
	(Dollars in thousands)
Current:
Federal	$—	$—	$—
State	249	229	63
	249	229	63
Deferred:
Federal	6,234	4,938	(21,167)
State	212	(595)	234
	6,446	4,343	(20,933)
Provision for (benefit from) income taxes	$6,695	$4,572	$(20,870)

Consolidated deferred tax assets and liabilities consist of the following:

	As of December 31,
	2016	2017
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$9,324	$6,220
Net operating loss, AMT credit and other carryforwards	71,215	55,720
State taxes	87	103
Other	740	2,191
Total deferred tax assets	81,366	64,234
Valuation allowance for deferred tax assets	(4,487)	(6,154)
Net deferred tax assets	$76,879	$58,080
Deferred tax liabilities:
Excess of net book value of property and equipment and software for financial reporting purposes over tax basis	$2,096	$1,218
Excess of net book value of intangible assets for financial reporting purposes over tax basis	128,988	89,898
Interest rate swap	(193)	—
Unrecognized tax benefits	—	—
Other	—	45
Total deferred tax liabilities	130,891	91,161
Net deferred tax liabilities	$(54,012)	$(33,081)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	As of December 31,
	2016	2017
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$9,411	$1,070
Deferred income tax liability per balance sheet	(63,423)	(34,151)
	$(54,012)	$(33,081)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2015	2016	2017
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$6,246	$4,706	$1,321
Effect of state taxes, net of federal	458	(486)	(1,207)
Permanent items	445	266	458
State rate change	23	(1,664)	(179)
Valuation allowance	(181)	1,763	1,667
Tax Cuts and Jobs Act of 2017	—	—	(23,000)
Other, net	(296)	(13)	70
Provision for income taxes	$6,695	$4,572	$(20,870)

At December 31, 2017, we had net operating loss carryforwards for federal income tax purposes of approximately $153.1 million that expire in 2020 through 2037 and for state income tax purposes of approximately $790.4 million that expire in years 2018 through 2037. For financial reporting purposes at December 31, 2017, we had a valuation allowance of $6.2 million, net of federal benefit, to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2013 through 2016.

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

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $20.3 million, $19.8 million and $19.1 million in 2017, 2016 and 2015, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017, are as follows:

	Related Parties	Other	Total
	(Dollars in thousand)
2018	$1,048	$12,101	$13,149
2019	790	11,249	12,039
2020	806	10,701	11,507
2021	794	9,202	9,996
2022	919	7,498	8,417
Thereafter	5,657	27,420	33,077
	$10,014	$78,171	$88,185

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

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 Compensation—Stock Compensation. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. We adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting as of January 1, 2017. The adoption of this ASU did not materially impact our financial position, results of operations, or cash flows.

The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017:

	Year Ended December 31,
	2015	2016	2017
	(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$474	$378	$153
Restricted stock shares compensation expense included in unallocated corporate expenses	34	24	1,100
Stock option compensation expense included in broadcast operating expenses	130	85	33
Restricted stock shares compensation expense included in broadcast operating expenses	—	—	224
Stock option compensation expense included in digital media operating expenses	92	60	30
Restricted stock shares compensation expense included in digital media operating expenses	—	—	124
Stock option compensation expense included in publishing operating expenses	41	35	21
Restricted stock shares compensation expense included in publishing operating expenses	—	—	36
Total stock-based compensation expense, pre-tax	$771	$582	$1,721
Tax expense from stock-based compensation expense	(308)	(233)	(688)
Total stock-based compensation expense, net of tax	$463	$349	$1,033

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

The Plan also allows for awards of restricted stock, which have been granted periodically to non-employee directors of the company. Awards granted to non-employee directors are made in exchange for their services to the company as directors and therefore, the guidance in FASB ASC Topic 505-50 Equity Based Payments to Non Employees is not applicable. Restricted stock awards contain transfer restrictions under which they cannot be sold, pledged, transferred or assigned until the period specified in the award, generally from one to five years. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the vest date of grant.

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

There were no stock options granted during the year ended December 31, 2017. The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the years ended December 31, 2015 and 2016:

	Year Ended December 31,
	2015	2016
Expected volatility	52.37%	47.03%
Expected dividends	4.28%	5.36%
Expected term (in years)	3.0	7.4
Risk-free interest rate	0.85%	1.64%

Activity with respect to the company’s option awards during the three years ended December 31, 2017 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,816,204	$4.88	$3.39	5.5 years	$5,718
Granted	10,000	6.08	1.98		—
Exercised	(163,994)	2.35	1.53		589
Forfeited or expired	(81,087)	10.32	6.93		12
Outstanding at December 31, 2015	1,581,123	$4.87	$3.39	4.3 years	$1,738
Exercisable at December 31, 2015	947,573	4.92	3.54	3.3 years	1,001

Outstanding at January 1, 2016	1,581,123	$4.87	$3.39	4.3 years	$1,738
Granted	549,500	4.85	1.33		—
Exercised	(336,996)	2.95	2.02		1,418
Forfeited or expired	(73,627)	8.06	3.07		3
Outstanding at December 31, 2016	1,720,000	$5.12	$2.89	4.5 years	$2,428
Exercisable at December 31, 2016	841,625	5.56	3.94	2.9 years	948
Expected to Vest	601,557	$4.80	$3.15	5.6 years	$700

Outstanding at January 1, 2017	1,720,000	$5.12	$2.89	4.5 years	$2,428
Granted	—
Exercised	(127,663)	4.02	2.03		401
Forfeited or expired	(163,875)	5.75	2.99		136
Outstanding at December 31, 2017	1,428,462	$5.20	$2.96	3.7 years	$653
Exercisable at December 31, 2017	934,959	5.66	3.77	2.7 years	414
Expected to Vest	468,581	$5.21	$2.98	3.7 years	$239

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2017 of $4.50 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $1.1 million and $1.5 million, respectively.

As of December 31, 2017, there was $0.3 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.5 years.

On August 9, 2017, a restricted stock award of 33,066 shares was granted to an executive that vested immediately. The fair value of the restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. The restricted stock award contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until 90 days from the vesting date. The recipient of this restricted stock award is entitled to all of the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The award is considered issued and outstanding from the vest date of grant.

On February 24, 2017, a restricted stock award of a total of 178,592 shares was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until three months from the vesting date. Recipients of these restricted stock awards were entitled to all of the rights of absolute ownership of the restricted stock from the date of grant including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

The fair values of shares of restricted stock awards are determined based on the closing price of the company’s common stock on the grant dates. Activity with respect to the company’s restricted stock awards during the year ended December 31, 2017 and 2016 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2016	10,000	$5.83	0.2 years	$40
Granted	—	—	—	—
Lapse of restrictions	(10,000)	(5.83)	—	52
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2016	—	$—	—	$—

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2017	—	$—	— years	$—
Granted	211,658	7.01	—	1,484
Lapse of restrictions	(211,658)	(7.01)	—	1,488
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2017	—	$—	—	$—

Additional information regarding options outstanding as of December 31, 2017, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted Average
Range of		Remaining	Average	Exercisable	Grant Date
Exercise Prices	Options	(Years)	Exercise Price	Options	Fair Value
$2.38 - $3.37	351,370	3.2	$2.65	215,370	$2.59
$3.38 - $4.42	4,250	2.2	3.99	4,250	3.99
$4.43 - $4.85	428,292	5.7	4.85	83,039	4.85
$4.86 - $6.65	61,000	1.3	5.35	57,250	5.38
$6.66 - $7.54	553,550	2.7	6.92	553,550	6.92
$7.55 - $8.76	30,000	3.8	8.37	21,500	8.38
	1,428,462	3.7	$5.20	934,959	$5.66

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

On November 22, 2017, we closed on the acquisition of radio station WSPZ-AM (now WWRC-AM) in Bethesda, Maryland for $0.6 million in cash from AM 570, LLC, a company owned by Edward G. Atsinger III, Chief Executive Officer and Stuart W. Epperson, Chairman of the Board. We began programming the station within our Washington DC market as of September 15, 2017 under a LMA with AM 570 LLC. We assumed the lease agreement for the land, tower and broadcasting equipment of WSPZ-AM (now WWRC-AM) as of the closing date.

During the year ended December 31, 2017, we paid approximately $21,000 to Delmarva Educational Association Corporation, a related party entity which Nancy A. Epperson, the wife of the Chairman of the Board, and Stuart W. Epperson Jr., the son of the Chairman of the Board, serve as directors. The payments represented commissions due to Delmarva under a revenue sharing promotion.

On December 15, 2016, we entered into a related party LMA with East Bay Broadcasting, LLC, a company owned by Edward G. Atsinger III, Chief Executive Officer and Stuart W. Epperson, Chairman of the Board, to operate radio station KTRB-AM in San Francisco, California. During the year ended December 31, 2017, we paid approximately $0.5 million to Easy Bay Broadcasting, LLC under the LMA.

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2017, 2016 and 2015 amounted to $191,000, $185,000, and $180,000, respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board. Rental expense under these leases included in operating expense for 2017, 2016 and 2015 amounted to $1.5 million, $1.5 million, and $1.3 million, respectively.

On September 15, 2017, we entered a lease with AM 570, LLC, a company owned by Edward G. Atsinger III, Chief Executive Officer and Stuart W. Epperson, Chairman of the Board for land, tower and broadcasting facilities, of radio station WSPZ-AM (now WWRC-AM) in Bethesda, Maryland. Our Nominating and Corporate Governance Committee reviewed the lease terms and determined that the terms of the transaction were no less favorable to Salem than those that would be available in a comparable transaction in arm’s length dealings with an unrelated third party. We sold the related land, tower and broadcasting facility to an unrelated third party on December 28, 2017. The unrelated third party assumed the existing income generating leases acquired with the broadcast tower, including the AM 570 LLC lease.

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

Truth For Life—Mr. Riddle

Truth For Life is a non-profit organization that is a customer of Salem Media Group, Inc. During 2017, 2016 and 2015, the company billed Truth For Life approximately $2.1 million, $2.2 million and $2.2 million, respectively, for airtime on its stations. The company had receivable balances of $0.2 million related to these sales at December 31, 2017 and 2016. Mr. Riddle, a director of the company, joined the Truth for Life board in October 2010 and remains a member of this board.

Know the Truth - Mr. Riddle

Know the Truth is a non-profit organization that is a customer of Salem Media Group, Inc. During 2017, 2016 and 2015, the company billed Know the Truth approximately $1.2 million, $0.4 million, and $0.4 million, respectively, for airtime on its stations. The company had receivable balances of $0.7 million and $0.2 million related to these sales at December 31, 2017 and 2016, respectively. Mr. Riddle, a director of the company, joined the Know the Truth board in 2010 and remains a member of this board.

The Truth Network – Stuart W. Epperson Jr.

The Truth Network provides original and broadcast Christian radio that is a customer of Salem Media Group, Inc. During 2017 and 2016, the company billed The Truth Network approximately $11,000, respectively, for airtime on its stations. The company had receivable balances of approximately $3,000 and $4,000 related to these sales at December 31, 2017 and 2016, respectively. Mr. Epperson Jr. is the CEO and President of the company.

Split-Dollar Life Insurance

Salem has maintained split-dollar life insurance policies for its Chairman and Chief Executive Officer since 1997. Since 2003, the company has been the owner of the split-dollar life insurance policies and is entitled to recover all of the premiums paid on these policies. The company records an asset based on the lower of the aggregate premiums paid or the insurance cash surrender value. The premiums were $386,000 for each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, 2016, and 2015, the company recorded the net cash surrender value of these policies as assets of $1.4 million, $1.0 million and $0.6 million, respectively. The cumulative premiums paid on these policies were $2.8 million, $2.6 million and $2.5 million, respectively. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the company rents aircraft from a company owned by Edward G. Atsinger III, Chief Executive Officer and director of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis at what the company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2017, 2016 and 2015 amounted to approximately $217,000, $301,000 and $133,000, respectively.

NOTE 17. DEFINED CONTRIBUTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company match is currently 50% on the first 5% of the amounts contributed by each participant. During the years ended December 31, 2017, 2016 and 2015, the company contributed and expensed $1.9 million into the 401(k) Plan.

NOTE 18. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $1.7 million, $0.6 million and $0.8 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the years ended December 31, 2017, 2016 and 2015, respectively.

While we intend to pay regular quarterly distributions, the actual declaration of such future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. Any future distributions are likely to be comparable to prior declarations unless there are changes in expected future earnings, cash flows, financial and legal requirements.

The following table shows distributions that have been declared and paid since January 1, 2016:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 7, 2017	December 29, 2017	$0.0650	$1,701
September 12, 2017	September 29, 2017	$0.0650	$1,701
June 1, 2017	June 30, 2017	$0.0650	$1,697
March 9, 2017	March 31, 2017	$0.0650	$1,691
December 7, 2016	December 31, 2016	$0.0650	$1,678
September 9, 2016	September 30, 2016	$0.0650	$1,679
June 2, 2016	June 30, 2016	$0.0650	$1,664
March 10, 2016	April 5, 2016	$0.0650	$1,657

Based on the number of shares of Class A and Class B currently outstanding, we expect to pay total annual distributions of approximately $6.8 million for the year ended December 31, 2018.

NOTE 19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected financial results of the company on a quarterly basis.

	March 31		June 30		September 30		December 31
	2016	2017	2016	2017	2016	2017	2016	2017
	(Dollars in thousands, except per share data)
Total revenue	$64,575	$64,980	$67,779	$66,112	$71,272	$65,433	$70,695	$67,211
Operating income	6,083	4,819	9,702	8,619	8,835	5,005	3,458	4,531
Net income (loss)	$353	$1,060	$3,356	$1,272	$2,192	$(46)	$2,972	$22,358
Basic earnings per share Class A and Class B common stock	$0.01	$0.04	$0.13	$0.05	$0.08	$—	$0.11	$0.85
Diluted earnings per share Class A and B Class common stock	$0.01	$0.04	$0.13	$0.05	$0.08	$—	$0.11	$0.85
Weighted average Class A and Class B shares outstanding – basic	25,485,234	25,901,801	25,551,445	26,062,403	25,815,242	26,144,796	25,826,230	26,166,769
Weighted average Class A and Class B shares outstanding – diluted	25,802,958	26,290,926	26,052,649	26,593,366	26,183,182	26,144,796	26,101,172	26,378,260

NOTE 20. SEGMENT DATA

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

The table below presents financial information for each operating segment as of December 31, 2017, 2016 and 2015 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2017
Net revenue	$196,197	$43,096	$24,443	$—	$263,736
Operating expenses	145,494	33,675	24,475	16,255	219,899
Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration and (gain) loss on the sale or disposal of assets	$50,703	$9,421	$(32)	$(16,255)	$43,837
Depreciation	7,754	3,166	644	805	12,369
Amortization	56	3,414	1,121	2	4,593
Impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—	19
Change in estimated fair value of contingent earn-out consideration	—	(23)	—	—	(23)
(Gain) loss on the sale or disposal of assets	3,898	—	(5)	12	3,905
Operating income (loss)	$38,995	$2,864	$(1,811)	$(17,074)	$22,974

Year Ended December 31, 2016
Net revenue	$202,016	$46,777	$25,528	$—	$274,321
Operating expenses	146,283	36,290	26,209	14,994	223,776
Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration and (gain) loss on the sale or disposal of assets	$55,733	$10,487	$(681)	$(14,994)	$50,545
Depreciation	7,592	3,092	675	846	12,205
Amortization	86	4,304	680	1	5,071
Impairment of long-lived assets	700	—	—	—	700
Impairment of indefinite-lived long-term assets other than goodwill	6,540	—	501	—	7,041
Impairment of goodwill	—	32	—	—	32
Impairment of amortizable intangible assets	—	8	—	—	8
Change in estimated fair value of contingent earn-out consideration	—	(146)	(543)	—	(689)
(Gain) loss on the sale or disposal of assets	(2,122)	236	(21)	6	(1,901)
Operating income (loss)	$42,937	$2,961	$(1,973)	$(15,847)	$28,078

Year Ended December 31, 2015
Net revenue	$197,184	$44,761	$23,842	$—	$265,787
Operating expenses	140,819	35,380	24,774	15,146	216,119
Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration and (gain) loss on the sale or disposal of assets	$56,365	$9,381	$(932)	$(15,146)	$49,668
Depreciation	7,726	3,091	637	963	12,417
Amortization	96	4,685	542	1	5,324
Impairment of goodwill	439	—	—	—	439
Change in estimated fair value of contingent earn-out consideration	—	(478)	(1,237)	—	(1,715)
(Gain) loss on the sale or disposal of assets	219	11	(58)	9	181
Operating income (loss)	$47,885	$2,072	$(816)	$(16,119)	$33,022

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2017
Inventories, net	$—	$313	$417	$—	$730
Property and equipment, net	83,901	6,173	1,281	8,125	99,480
Broadcast licenses	380,914	—	—	—	380,914
Goodwill	3,581	20,947	1,888	8	26,424
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	351	9,801	2,947	5	13,104
As of December 31, 2016
Inventories, net	$—	$300	$370	$—	$670
Property and equipment, net	86,976	6,634	1,779	7,401	102,790
Broadcast licenses	388,517	—	—	—	388,517
Goodwill	3,581	20,136	1,888	8	25,613
Other indefinite-lived intangible assets	—	—	332	—	332
Amortizable intangible assets, net	407	9,927	4,069	5	14,408

NOTE 21. SUBSEQUENT EVENTS

On January 3, 2018, we entered an agreement to sell radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash. The sale is expected to close later in 2018.

On February 28, 2018, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution will be paid on March 28, 2018 to all Class A and Class B common stockholders of record as of March 14, 2018.

On March 1, 2018, we entered an APA to acquire radio station KZTS-FM in Little Rock, Arkansas for $1.1 million in cash. We will begin programming the station under an LMA on April 1, 2018. The sale is expected to close in June 2018.

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017, the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the 2013 report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

(c) Attestation Report of Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting. .. There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting...

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

Salem Media Group, Inc.

Camarillo, California

Opinion on Internal Control over Financial Reporting

We have audited Salem Media Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in Item 15(a) (collectively referred to as the "financial statements") and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

Crowe Horwath LLP

Sherman Oaks, California
March 15, 2018

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

2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2017, 2016 and 2015 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

SALEM MEDIA GROUP, INC.
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2015 Allowance for Doubtful Accounts and Sales Returns	12,727	8,325	(7,573)	13,479
Year Ended December 31, 2016 Allowance for Doubtful Accounts and Sales Returns	13,479	5,369	(8,428)	10,420
Year Ended December 31, 2017 Allowance for Doubtful Accounts and Sales Returns	10,420	7,760	(7,161)	11,019
Year Ended December 31, 2015 Allowance for Inventory Reserves	1,227	628	—	1,855
Year Ended December 31, 2016 Allowance for Inventory Reserves	1,855	406	(35)	2,226
Year Ended December 31, 2017 Allowance for Inventory Reserves	2,226	95	(664)	1,657

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Company.	8-K	333-41733-29	04/14/99	3.1
3.02	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	000-26497	02/23/15	3.1
3.03	Second Amended and Restated Bylaws of the Company.	8-K	000-26497	02/23/15	3.2
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09
4.02	Indenture, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent	8-K	000-26497	05/23/17	4.1

4.03	Form of 6.750% Senior Secured Note due 2024	8-K	000-26497	05/23/17	4.2
4.04	Security Agreement, dated as of May 19, 2017, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent	8-K	000-26497	05/23/17	4.3
10.01	Employment Agreement, dated July 1, 2016 between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/13/16	99.1
10.02	Employment Agreement, dated July 1, 2017 between Salem Communications Holding Corporation and Stuart W. Epperson.					X
10.03	Employment Agreement dated January 1, 2017 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	01/04/17	99.1
10.04	Employment Agreement dated January 1, 2017 between Salem Communications Holding Corporation and David Santrella.	8-K	000-26497	01/04/17	99.2
10.05	Employment Agreement, effective as of September 15, 2017, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/19/17	99.1
10.06.01	Antenna/tower lease between Caron Broadcasting, Inc. (KFXN-AM) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust, expiring in 2036.	8-K	000-26497	09/08/16	10.3
10.06.02	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2036.	8-K	000-26497	09/08/16	10.2

10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2023.	8-K	000-26497	04/14/08	10.06.21
10.06.04	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.06.04.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01
10.06.04.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02
10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2023.	8-K	000-26497	04/14/08	10.06.22
10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-26497	04/14/08	10.06.27

10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.06.08	Lease Agreement between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2036.	8-K	000-26497	03/03/16	10.1
10.06.09	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2023.	8-K	000-26497	04/14/08	10.06.24
10.06.10	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-36497	04/14/08	10.06.23
10.06.11	Antenna/tower lease between New Inspiration Broadcasting Company, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2036.	8-K	000-26497	09/08/16	10.1
10.06.12	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K	000-26497	03/31/99	10.05.23

10.06.13	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25
10.06.14	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20
10.06.15	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21
10.06.16	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.22
10.06.17	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23
10.06.18	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24
10.06.19	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25

10.06.20	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX/night sight) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26
10.06.21	Lease Agreement, dated January 25, 2017, between Caron Broadcasting, Inc. (KTIE-AM/San Bernardino) and Principal Shareholders expiring 2036.	8-K	000-26497	01/27/2017	10.1
10.06.22	Lease Agreement dated May 8, 2017, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2037.	8-K	000-26497	05/10/2017	10.1
10.07.01	Asset Purchase Agreement, dated May 25, 2016, by and between Pennsylvania Media Associates, Inc. and Delmarva Educational Association (FM Translator W224BU, Lake City, Florida).	10-K	000-26497	03/10/17	10.07.01
10.07.02	Asset Purchase Agreement, dated May 18, 2016, by and between Pennsylvania Media Associates, Inc. and Delmarva Educational Association (FM Translator W222BT, Palm Coast, Florida) (the “Palm Coast APA”).	10-K	000-26497	03/10/17	10.07.02
10.07.02.01	First Amendment to Palm Coast APA dated May 25, 2016.	10-K	000-26497	03/10/17	10.07.02.01
10.07.02.02	Second Amendment to Palm Coast APA dated July 27, 2016.	10-K	000-26497	03/10/17	10.07.02.02
10.07.02.03	Third Amendment to Palm Coast APA dated July 29, 2016.	10-K	000-26497	03/10/17	10.07.02.03
10.07.02.04	First Assignment and Assumption of Purchase Agreement dated July 27, 2016 from Pennsylvania Media Associates, Inc. to Caron Broadcasting, Inc.	10-K	000-26497	03/10/17	10.07.02.04

10.07.02.05	Second Assignment and Assumption of Asset Purchase Agreement dated July 29, 2016 from Caron Broadcasting, Inc. to South Texas Broadcasting, Inc.	10-K	000-26497	03/10/17	10.07.02.05
10.07.03	Local Marketing Agreement, dated December 15, 2016 by and between New Inspiration Broadcasting Company, Inc. and East Bay Broadcasting, LLC (KTRB-AM, San Francisco, California).	8-K	000-26497	12/20/16	10.1
10.07.03	Assignment and Assumption of Real Property Rights and Obligations under Asset Purchase Agreement dated September 12, 2017 between AM 570, LLC and Salem Radio Properties, Inc.	8-K	000-26497	09/20/17	10.1
10.07.04	Local Programming and Marketing Agreement dated September 15, 2017 between AM 570, LLC and Salem Media of Virginia, Inc.	8-K	000-26497	09/20/17	10.2
10.07.05	Asset Purchase Agreement dated September 15, 2017 between AM 570, LLC and Salem Media of Virginia, Inc.	8-K	000-26497	09/20/17	10.3
10.07.06	Transmitter Site Lease Agreement dated September 15, 2017 between Salem Radio Properties, Inc. and AM 570, LLC.	8-K	000-26497	09/20/17	10.4
10.08.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through June 3, 2009).	8-K	000-26497	06/09/09	10.08.04.01
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02

10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11
10.10.01	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	8-K	000-26497	03/14/13	10.1
10.10.02	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.2
10.10.03	Intercreditor Agreement, dated as of May 19, 2017, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent.	8-K	000-26497	05/23/17	10.1

10.10.04	Credit Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., as parent and a borrower, the subsidiaries party thereto, as borrowers, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as lead arranger, and the lenders that are parties thereto.	8-K	000-26497	05/23/17	10.2
10.10.05	Guaranty and Security Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiaries party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	000-26497	05/23/17	10.3
10.10.06	Purchase Agreement, dated May 11, 2017, by and between Salem Media Group, Inc., the subsidiaries party thereto, Wells Fargo Securities, LLC, Barclays Capital Inc. and Noble Capital Markets, Inc.	10-Q	000-26497	08/08/17	10.5
14	Code of Ethics	-	-	-	-	X
21	Subsidiaries of Salem Media Group, Inc.	-	-	-	-	X
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.2	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.3	Consent of Noble Capital Markets dated March 5, 2018.	-	-	-	-	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM MEDIA GROUP, INC.

March 15, 2018
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer

March 15, 2018
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	Chief Executive Officer
Edward G. Atsinger III	(Principal Executive Officer)	March 15, 2018

/s/ EVAN D. MASYR	Executive Vice President and Chief Financial Officer
Evan D. Masyr	(Principal Financial Officer and Principal Accounting Officer)	March 15, 2018

/s/ STUART W. EPPERSON	Chairman
Stuart W. Epperson		March 15, 2018

/s/ ROLAND S. HINZ	Director
Roland S. Hinz		March 15, 2018

/s/ JONATHAN VENVERLOH	Director
Jonathan Venverloh		March 15, 2018

/s/ RICHARD A. RIDDLE	Director
Richard A. Riddle		March 15, 2018

/s/ JAMES KEET LEWIS	Director
James Keet Lewis		March 15, 2018

/s/ ERIC HALVORSON	Director
Eric Halvorson		March 15, 2018

/s/ EDWARD C. ATSINGER	Director
Edward C. Atsinger		March 15, 2018

/s/ STUART W. EPPERSON JR.	Director
Stuart W. Epperson Jr.		March 15, 2018

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
10.02	Employment Agreement dated July 1, 2017 between Salem Communications Holding Corporation and Stuart W. Epperson.

14	Code of Ethics

21	Subsidiaries of Salem Media Group Inc.

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

23.3	Consent of Noble Capital Markets

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.

