Form 10-Q
period 2018-03-31
SALEM MEDIA GROUP, INC. /DE/
filed 2018-05-10
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 4, 2018
Common Stock, $0.01 par value per share	20,622,926 shares

Class B	Outstanding at May 4, 2018
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2017 (Note 1)	March 31, 2018 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3	$6
Trade accounts receivable (net of allowances of $11,019 in 2017 and $9,866 in 2018)	32,545	30,058
Unbilled revenue	2,298	3,724
Other receivables (net of allowances of $227 in 2017 and 2018)	820	819
Inventories (net of reserves of $1,657 in 2017 and $1,599 in 2018)	730	808
Prepaid expenses	6,824	6,893
Assets held for sale	3,500	4,017
Total current assets	46,720	46,325
Land held for sale	1,000	1,000
Notes receivable (net of allowance of $759 in 2017 and $598 in 2018)	53	8
Property and equipment (net of accumulated depreciation of $164,720 in 2017 and $167,306 in 2018)	99,480	98,653
Broadcast licenses	380,914	380,693
Goodwill	26,424	26,424
Other indefinite-lived intangible assets	313	313
Amortizable intangible assets (net of accumulated amortization of $47,179 in 2017 and $48,657 in 2018)	13,104	11,626
Deferred financing costs	550	463
Deferred income taxes	1,070	1,070
Other assets	3,191	3,597
Total assets	$572,819	$570,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,584	$1,677
Accrued expenses	9,281	10,616
Accrued compensation and related expenses	7,643	9,597
Accrued interest	1,445	5,604
Contract liabilities	12,763	12,165
Deferred rent expense	152	140
Income taxes payable	172	287
Current portion of long-term debt and capital lease obligations	9,109	105
Total current liabilities	42,149	40,191
Long-term debt and capital lease obligations, less current portion	249,579	249,776
Deferred income taxes	34,151	34,533
Deferred rent expense, long term	13,644	13,508
Contract liabilities, long-term	1,951	1,627
Other long-term liabilities	64	64
Total liabilities	341,538	339,699
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,932,451 and 22,940,576 issued and 20,614,801 and 20,622,926 outstanding at December 31, 2017 and March 31, 2018, respectively	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2017 and March 31, 2018, respectively	56	56
Additional paid-in capital	244,634	244,699
Accumulated earnings	20,370	19,497
Treasury stock, at cost (2,317,650 shares at December 31, 2017 and March 31, 2018)	(34,006)	(34,006)
Total stockholders’ equity	231,281	230,473
Total liabilities and stockholders’ equity	$572,819	$570,172

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2018
Net broadcast revenue	$47,804	$48,050
Net digital media revenue	10,686	10,394
Net publishing revenue	6,490	5,351
Total net revenue	64,980	63,795
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $424 and $436 for the three months ended March 31, 2017 and 2018, respectively, paid to related parties)	35,836	35,750
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,702	8,374
Publishing operating expenses, exclusive of depreciation and amortization shown below	6,351	5,587
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $92 and $63 for the three months ended March 31, 2017 and 2018, respectively, paid to related parties)	5,125	3,921
Depreciation	2,980	3,009
Amortization	1,142	1,478
Change in the estimated fair value of contingent earn-out consideration	1	—
Impairment of indefinite-lived long-term assets other than goodwill	19	—
Loss on the sale or disposal of assets	5	5
Total operating expenses	60,161	58,124
Operating income	4,819	5,671
Other income (expense):
Interest income	1	2
Interest expense	(3,430)	(4,518)
Change in the fair value of interest rate swap	357	—
Loss on early retirement of long-term debt	(41)	—
Net miscellaneous income and expenses	—	75
Net income before income taxes	1,706	1,230
Provision for income taxes	646	402
Net income	$1,060	$828

Basic earnings per share data:
Basic earnings per share	$0.04	$0.03
Diluted earnings per share data:
Diluted earnings per share	$0.04	$0.03
Distributions per share	$0.07	$0.06
Basic weighted average shares outstanding	25,901,801	26,171,539
Diluted weighted average shares outstanding	26,290,926	26,304,891

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2018
OPERATING ACTIVITIES
Net income	$1,060	$828
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	1,381	46
Depreciation and amortization	4,122	4,487
Amortization of deferred financing costs	149	270
Accretion of financing items	48	—
Accretion of acquisition-related deferred payments and contingent consideration	12	16
Provision for bad debts	388	146
Deferred income taxes	624	382
Change in the fair value of interest rate swap	(357)	—
Change in the estimated fair value of contingent earn-out consideration	1	—
Impairment of indefinite-lived long-term assets other than goodwill	19	—
Loss on early retirement of long-term debt	41	—
Loss on the sale or disposal of assets	5	5
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	2,804	1,176
Inventories	(171)	(78)
Prepaid expenses and other current assets	143	(69)
Accounts payable and accrued expenses	(1,303)	6,629
Deferred rent expense	26	(142)
Contract liabilities	13	(938)
Other liabilities	(2)	—
Income taxes payable	34	115
Net cash provided by operating activities	9,037	12,873
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(2,586)	(2,472)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(48)	(4)
Escrow deposits paid related to acquisitions	(42)	(240)
Escrow deposits received related to radio station sale	—	500
Purchases of broadcast assets and radio stations	(98)	—
Purchases of digital media businesses and assets	(245)	—
Proceeds from sale of assets	—	1
Other	(111)	(170)
Net cash used in investing activities	(3,130)	(2,385)
FINANCING ACTIVITIES
Payments under Term Loan B	(5,000)	—
Proceeds from borrowings under Revolver and ABL Facility	6,266	10,334
Payments on Revolver and ABL Facility	(5,514)	(19,334)
Refund of debt issuance costs	—	41
Payments of acquisition-related contingent earn-out consideration	(9)	—
Payments of deferred installments due from acquisition activity	(200)	—
Proceeds from the exercise of stock options	58	19
Payments of capital lease obligations	(33)	(31)
Payment of cash distribution on common stock	(1,691)	(1,701)
Book overdraft	169	187
Net cash used in financing activities	(5,954)	(10,485)
Net increase in cash and cash equivalents	(47)	3
Cash and cash equivalents at beginning of year	130	3
Cash and cash equivalents at end of period	$83	$6

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$3,244	$50
Cash received for income taxes	$(30)	$(95)
Other supplemental disclosures of cash flow information:
Barter revenue	$1,329	$1,737
Barter expense	$1,294	$1,266
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$48	$4
Non-cash capital expenditures for property & equipment acquired under trade agreements	$—	$9

See accompanying notes

SALEM MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Salem Media Group, Inc. (“Salem” “we,” “us,” “our” or the “company”) include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Information with respect to the three months ended March 31, 2018 and 2017 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2017. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2017 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Our church e-commerce websites, including SermonSearch.com, ChurchStaffing.com™, WorshipHouseMedia.com, SermonSpice.com™, WorshipHouseKids.com, Preaching.com, ChristianJobs.com™ and Youthworker.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders. E-commerce also includes wellness products through Newport Natural Health, which is a seller of nutritional supplements.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of March 31, 2018, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant areas for which management uses estimates include:

•	revenue recognition,
•	asset impairments, including goodwill, broadcasting licenses, other indefinite-lived intangible assets, and assets held for sale;
•	probabilities associated with the potential for contingent earn-out consideration;
•	fair value measurements;
•	contingency reserves;
•	allowance for doubtful accounts;
•	sales returns and allowances;
•	barter transactions;
•	inventory reserves;
•	reserves for royalty advances;
•	fair value of equity awards;
•	self-insurance reserves;
•	estimated lives for tangible and intangible assets;
•	income tax valuation allowances; and
•	uncertain tax positions.

These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These include reclassifications of contract liabilities associated with our adoption of new revenue recognition guidance as of January 1, 2018.

Significant Accounting Policies

Except for our accounting policies for revenue recognition, deferred revenue, and deferred commissions that were updated as a result of adopting ASC Topic 606, there have been no changes to our significant accounting policies described in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018, that have had a material impact on our Consolidated Financial Statements and related notes.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) on January 1, 2018 using the modified retrospective method. Our operating results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts continue to be reported in accordance with our historic accounting under Topic 605. The timing and measurement of our revenues under ASC Topic 606 is similar to that recognized under previous guidance, accordingly, the adoption of ASC Topic 606 did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof at adoption or in the current period. There were no changes in our opening retained earnings balance as a result of the adoption of ASC Topic 606.

ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. Application of ASC Topic 606 requires us to use more judgment and make more estimates than under former guidance. Application of ASC Topic 606 requires a five-step model applicable to all revenue streams as follows:

Identification of the contract, or contracts, with a customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.

When a contract includes multiple promised goods or services, we apply judgment to determine whether the promised goods or services are capable of being distinct and are distinct within the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

Determination of the transaction price

The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods or services to our customer. We estimate any variable consideration included in the transaction price using the expected value method that requires the use of significant estimates for discounts, cancellation periods, refunds and returns. Variable consideration is described in detail below.

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative Stand-Alone Selling Price (“SSP,”) basis. We determine SSP based on the price at which the performance obligation would be sold separately. If the SSP is not observable, we estimate the SSP based on available information, including market conditions and any applicable internally approved pricing guidelines.

Recognition of revenue when, or as, we satisfy a performance obligation

We recognize revenue at the point in time that the related performance obligation is satisfied by transferring the promised goods or services to our customer.

Principal versus Agent Considerations

When another party is involved in providing goods or services to our customer, we apply the principal versus agent guidance in ASC Topic 606 to determine if we are the principal or an agent to the transaction. When we control the specified goods or services before they are transferred to our customer, we report revenue gross, as principal. If we do not control the goods or services before they are transferred to our customer, revenue is reported net of the fees paid to the other party, as agent. Our evaluation to determine if we control the goods or services within ASC Topic 606 includes the following indicators:

We are primarily responsible for fulfilling the promise to provide the specified good or service.

When we are primarily responsible for providing the goods and services, such as when the other party is acting on our behalf, we have indication that we are the principal to the transaction. We consider if we may terminate our relationship with the other party at any time without penalty or without permission from our customer.

We have inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer.

We may commit to obtaining the services of another party with or without an existing contract with our customer. In these situations, we have risk of loss as principal for any amount due to the other party regardless of the amount(s) we earn as revenue from our customer.

The entity has discretion in establishing the price for the specified good or service.

We have discretion in establishing the price our customer pays for the specified goods or services.

Trade Accounts Receivable and Contract Assets

Trade accounts receivable, net of allowances: Trade accounts receivable includes amounts billed and due from our customers stated at their net estimated realizable value. Payments are generally due within 30 days of the invoice date. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally not written-off until all collection efforts have been exhausted, including use of a collections agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected. We do not include extended payment terms in our contracts with customers.

Unbilled revenue: Unbilled revenue represents revenue recognized in excess of the amounts billed to our customer. Unbilled revenue results from differences in the Broadcast Calendar and the end of the reporting period. The Broadcast Calendar is a uniform billing period adopted by broadcasters, agencies and advertisers for billing and planning functions. The Broadcast Calendar uses a standard broadcast week that starts on Monday and ends on Sunday with month end on the last Sunday of the calendar month. We recognize revenue based on the calendar month end and adjust for unbilled revenue when the Broadcast Calendar billings are at an earlier date as applicable. We bill our customers at the end-of-flight, end of the Broadcast Calendar or at calendar month end, as applicable, with standard payments terms of thirty days.

Contract Assets - Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Condensed Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At March 31, 2018, our prepaid commission expense was $0.6 million.

Contract Liabilities

Our contract liabilities consist of advance customer payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. New customers, existing customers without approved credit terms and authors purchasing specific self-publishing services, are required to make payments in advance of the delivery of the products or performance of the services. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, including payments that are refundable if the customer cancels the contract according to the contract terms. Contract liabilities were historically recorded under the caption “deferred revenue” and are reported as current liabilities on our condensed consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. Long-term contract liabilities represent the amount of payments received in excess of revenue earned, including those that are refundable, when the time to fulfill the performance obligation is greater than one year. Our long-term liabilities consist of subscriptions with a term of two-years for which some customers have purchased and paid for multiple years.

During the three months ended March 31, 2018, we recognized revenue of $3.5 million that was included in current contract liabilities at December 31, 2017. At March 31, 2018, our current contract liabilities were $12.2 million, of which approximately $11.9 million was refundable compared to $12.8 million at December 31, 2017, of which approximately $12.5 million was refundable. At March 31, 2018, our long-term contract liabilities were $1.6 million, of which approximately $1.6 million was refundable compared to $2.0 million at December 31, 2017, of which approximately $1.6 million was refundable.

We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2019	$12,165
2020	796
2021	357
2022	177
2023	100
Thereafter	197
$13,792

Significant Financing Component

The typical length of our sales agreements is less than 12 months, however, we may sell subscriptions with a two-year term.  The balance of our long-term contract liabilities represent the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year.  We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component.  The balance includes subscriptions that will be satisfied at various dates between April 1, 2019 and March 31, 2020. The difference between the promised consideration and the cash selling price of the publications is not significant.  Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC Topic 606.

We noted that self-publishing contracts may exceed a one-year term due to the length of time for an author to submit and approve a manuscript for publication.  The author may pay for publishing services in installments over the production time line with payments due in advance of performance.  The timing of the transfer of goods and services under self-publishing arrangements are at the discretion of the author and based on future events that are not substantially within our control.  We require advance payments to provide us with protection from incurring costs for products that are unique and only sellable to the author.  Based on these considerations, we have concluded that our self-publishing contracts do not contain a significant financing component under ASC Topic 606.

Variable Consideration

Similar to former revenue recognition guidance, we continue to make significant estimates related to variable consideration at the point of sale, including estimates for refunds and product returns. Under ASC Topic 606, estimates of variable consideration are to be recognized before contingencies are resolved in certain circumstances, including when it is probable that a significant reversal in the amount of any estimated cumulative revenue will not occur.

We enter into agreements under which the amount of revenue we earn is contingent upon the amount of money raised by our customer over the contract term. Our customer is typically a charity or programmer that purchases blocks of programming time or spots to generate revenue from our audience members. Contract terms can range from a few weeks to a few months, depending the charity or programmer. If the campaign does not generate a pre-determined level of donations or revenue to our customer, the consideration that we expect to be entitled to may vary above a minimum base level per the contract. Historically, under ASC Topic 605, we reported variable consideration as revenue when the amount was fixed and determinable. Under ASC Topic 606, variable consideration is to be estimated using the expected value or the most likely amount to the extent it is probable that a significant reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Based on the constraints for using estimates of variable consideration within ASC Topic 606, and our historical experience with these campaigns, we will continue to recognize revenue at the base amount of the campaign with variable consideration recognized when the uncertainty of each campaign is resolved. These constraints include: (1) the amount of consideration received is highly susceptible to factors outside of our influence, specifically the extent to which our audience donates or contributes to our customer or programmer, (2) the length of time in which the uncertainty about the amount of consideration expected is to be resolved, and (3) our experience has shown these contracts have a large number and broad range of possible outcomes.

Trade and Barter Transactions

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange air time or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter air time or digital campaign in favor of customers who purchase the air time or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. Barter advertising revenue included in broadcast revenue for the three month period ended March 31, 2018 and 2017, was approximately $1.7 million and $1.3 million, respectively. Barter expenses included in broadcast operating expense the three month period ended March 31, 2018 and 2017, was approximately $1.3 million and $1.2 million, respectively. Barter advertising revenue included in digital media revenue for the three month period ended March 31, 2018 and 2017, was approximately $46,000 and $25,000, respectively. Barter expenses included in digital media operating expense for the three month period ended March 31, 2018 and 2017, was approximately $0 and $75,000, respectively.

Practical Expedients and Exemptions

We have elected certain practical expedients and policy elections as permitted under ASC Topic 606 as follows:

•	We applied the transitional guidance to contracts that were not complete at the date of our initial application of ASC Topic 606 on January 1, 2018.

•	We adopted the practical expedient related to not adjusting the promised amount of consideration for the effects of a significant financing component if the period between transfer of product and customer payment is expected to be less than one year at the time of contract inception;

•	We made the accounting policy election to not assess promised goods or services as performance obligations if they are immaterial in the context of the contract with the customer;

•	We made the accounting policy election to exclude sales and similar taxes from the transaction price;

•	We made the accounting policy election to treat shipping and handling costs that occur after control transfers as fulfillment activities instead of assessing such activities as separate performance obligations; and

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following table presents our revenues disaggregated by revenue source for each of our three operating segments:

	Three Months Ended March 31, 2018
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$12,406	$-	$-	$12,406
Block Programming - Local	8,374	-	-	8,374
Spot Advertising - National	4,133	-	-	4,133
Spot Advertising - Local	13,235	-	-	13,235
Infomercials	499	-	-	499
Network	4,610	-	-	4,610
Digital Advertising	1,340	5,440	110	6,890
Digital Streaming	192	1,142	-	1,334
Digital Downloads and eBooks	-	1,298	344	1,642
Subscriptions	260	1,885	251	2,396
Book Sales and e-commerce, net of estimated sales returns and allowances	54	538	2,892	3,484
Self-Publishing Fees	-	-	1,296	1,296
Print Advertising			135	135
Other Revenues	2,947	91	323	3,361
	$48,050	$10,394	$5,351	$63,795
Timing of Revenue Recognition
Point in Time	47,530	10,364	5,351	63,245
Rental Income (1)	520	30	-	550
	$48,050	$10,394	$5,351	$63,795

(1)	Rental income is not applicable to ASC Topic 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Condensed Consolidated Financial Statements within this report on Form 10-Q.

Broadcast Revenue

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

Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of banner advertisements on our station websites or on our mobile applications;
•	the sale of digital streaming advertisements on our station websites or on our mobile applications;

•	the sale of advertisements included in digital newsletters;
•	fees earned for creating custom web pages or social media promotions on behalf of our advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	product sales and royalties for on-air host materials, including podcasts and programs; and
•	other revenue such as events, including ticket sales and sponsorships, listener purchase programs, where revenue is generated from special discounts and incentives offered to our listeners from our advertisers; talent fees for voice-overs or custom endorsements from our on-air personalities and production services, and rental income for studios, towers or office space.

Digital Media Revenue

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

E-commerce also includes wellness products through Newport Natural Health, which is a seller of nutritional supplements.

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;
•	the sale of digital streaming advertisements on websites and mobile applications;
•	the support and promotion to stream third-party content on our websites;
•	the sale of advertisements included in digital newsletters;
•	the digital delivery of newsletters to subscribers;
•	the number of video and graphic downloads; and
•	the sale and delivery of wellness products.

Publishing Revenue

Our publishing operating segment includes three businesses: (1) book publishing, (2) self-publishing services and (3) one print magazine.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	publishing fees from authors;
•	the sale of digital advertising on our magazine websites and digital newsletters;
•	subscription fees for our print magazine; and
•	the sale of print magazine advertising.

A summary of each of our revenue streams under ASC Topic 606 is as follows:

Block Programming. We recognize revenue from the sale of blocks of air time to program producers that typically range from 12½, 25 or 50-minutes of time. We separate block program revenue into three categories, National, Local and Infomercial revenue. Our stations are classified by format, including Christian Teaching and Talk, News Talk, Contemporary Christian Music, Spanish Language Christian Teaching and Talk and Business. National and local programming content is complementary to our station format while infomercials are closely associated with long-form advertisements. Block Programming revenue may include variable consideration for charities and programmers that purchase blocks of air time to generate donations and contributions from our audience. Block programming revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Programming revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.

Spot Advertising. We recognize revenue from the sale of air time to local and national advertisers who purchase spot commercials of varying lengths. Spot Advertising may include variable consideration for charities and programmers that purchase spots to generate donations and contributions from our audience. Advertising revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

Network Revenue. Network revenue includes the sale of advertising time on our national network and fees earned from the syndication of programming on our national network. Network revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Network revenue is recorded on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

Digital Advertising. We recognize revenue from the sale of banner advertising on our owned and operated websites and on our own and operated mobile applications. Each of our radio stations, our digital media entities and certain publishing entities have custom websites and mobile applications that generate digital advertising revenue. Digital advertising revenue is recognized at the time that the banner display is delivered, or the number of impressions delivered meets the advertiser’s previously agreed-upon performance criteria, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Digital advertising revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

Broadcast digital advertising revenue includes the sale of banner advertisements on our owned and operated websites, advertisements in digital newsletters, and custom digital advertising solutions, including web pages and social media campaigns, that we offer to our customers. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

Our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign, which we view as one performance obligation. Salem’s advertising campaigns are designed to be “white label” agreements between Salem and our advertiser, meaning Salem provides special care and attention to the details of the campaign. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed. We may contract directly with a third-party, however, we are responsible for delivering the campaign results to our customer with or without the third-party. We are responsible for any payments due to the third party regardless of the campaign results and without regard to the status of payment from our customer. We have discretion in setting the price to our customer without input or approval from the third-party. Accordingly, revenue is reported gross, as principal, as the performance obligation is delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation.

Digital Streaming. We recognize revenue from the sale of advertisements and from the placement of ministry content that are streamed on our owned and operated websites and on our owned and operated mobile applications. Each of our radio stations, our digital media entities and certain publishing entities have custom websites and mobile applications that generate streaming revenue. Digital streaming revenue is recognized at the time that the content is delivered, or when the number of impressions delivered meets our customer’s previously agreed-upon performance criteria. Delivery of the content represents the point in time that control is transferred to the customer thereby completing our performance obligation. Streaming revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

Digital Downloads and e-books. We recognize revenue from sale of downloaded materials, including videos, song tracks, sermons, content archives and e-books. Payments for downloaded materials are due in advance of the download, however, the download is often instant upon confirmation of payment. Digital download revenue is recognized at the time of download, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Revenue is recorded at the gross amount due from the customer. All sales are final with no allowances made for returns.

Subscriptions. We recognize revenue from the sale of subscriptions for financial publication digital newsletters, digital magazines, podcast subscriptions for on-air content, and subscriptions to our print magazine. Subscription terms typically range from three months to two years, with a money-back guarantee for the first 30 days. Refunds after the first 30 day period are considered on a pro-rata basis based on the number of publications issued and delivered. Payments are due in advance of delivery and can be made in full upon subscribing or in quarterly installments. Cash received in advance of the subscription term, including amounts that are refundable, is recorded in contract liabilities. Revenue is recognized ratably over the subscription term at the point in time that each publication is transmitted or shipped, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Revenue is reported net of estimated cancellations, which are based on our experience and historical cancellation rates during the cancellable period.

Book Sales. We recognize revenue from the sale of books upon shipment, which represents the point in time that control is transferred to the customer thereby completing the performance obligation. Revenue is recorded at the gross amount due from the customer, net of estimated sales returns and allowances based on our historical experience. Major new title releases represent a significant portion of the revenue in the current period. Print-based consumer books are sold on a fully-returnable basis. We do not record assets or inventory for the value of returned books as they are considered used regardless of the condition returned. Our experience with unsold or returned books is that their resale value is insignificant and they are often destroyed or disposed of.

e-Commerce. We recognize revenue from the sale of products sold through our digital platform, including wellness products through Newport Natural Health. Payments for products are due in advance shipping. We record a contract liability when we receive customer payments in advance of shipment. The time frame from receipt of payment to shipment is typically one business day based on the time that an order is placed as compared to fulfillment. E-Commerce revenue is recognized at the time of shipment, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Revenue is reported net of estimated returns, which are based on our experience and historical return rates. Returned products are recorded in inventory if they are unopened and re-saleable with a corresponding reduction in the cost of goods sold.

Self-Publishing Fees. We recognize revenue from self-publishing services through Salem Author Services (“SAS”), including book publishing and support services to independent authors. Services include book cover design, interior layout, printing, distribution, marketing services and editing for print books and eBooks. As each book and related support services are unique to each author, authors must make payments in advance of the performance. Payments are typically made in installments over the expected production time line for each publication. We record contract liabilities equal to the amount of payments received, including those amounts that are fully or partially refundable. Contract liabilities were historically recorded under the caption “deferred revenue” and are reported as current liabilities or long term liabilities on our condensed consolidated financial statements based on the time to fulfill the performance obligations under terms of the contract. Refunds are limited based on the percentage completion of each publishing project.

Revenue is recognized upon completion of each performance obligation, which represents the point in time that control of the product is transferred to the author, thereby completing our performance obligation. Revenue is recorded at the net amount due from the author, including discounts based on the service package.

Advertising - Print. We recognize revenue from the sale of print magazine advertisements. Revenue is recognized upon delivery of the print magazine which represents the point in time that control is transferred to the customer thereby completing the performance obligation. Revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

Other Revenues. Other revenues include various sources, such as event revenue, listener purchase programs, talent fees for on-air hosts, rental income for studios and towers, production services, and shipping and handling fees. We recognize event revenue, including fees earned for ticket sales and sponsorships, when the event occurs, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Revenue for all other products and services is recorded as the products or services are delivered or performed, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Other revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“The Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act to improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. We do not expect the adoption of this accounting standard to have a material impact on our financial statements.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. ASU 2018-01 is effective with ASU 2016-02 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We do not expect the adoption of this accounting standard to have a material impact on our financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 requires additional disclosures including the significant judgments made by management to provide insight into the revenue and expense to be recognized from existing contracts and the timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the dollar impact of recording operating leases on our statement of financial position. The adoption of ASU 2016-02 will have a material impact on our financial position and the presentation thereof. Our existing credit facility stipulates that our covenants are based on GAAP as of the agreement date. Therefore, the material impact of recording right-to-use assets and lease liabilities on our statement of financial position is not expected to impact the compliance status for any debt covenant.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 71% of our total assets as of March 31, 2018 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 93% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 7%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual operating results are less favorable than the assumptions and estimates we used, or if we reduce our estimates of future operating results, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 16.

There were no indications of impairment during the period ended March 31, 2018. During the period ended March 31, 2017, we recorded an impairment charge of $19,000 associated with mastheads based on our decision to cease publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon delivery of the May 2017 print publications.

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

There were no indications of impairment during the period ended March 31, 2018. We reviewed long-lived assets associated with Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine as of March 31, 2017, due to our decision to cease publishing these magazines as of the May 2017 issue. We recorded a $1.9 million decrease in the cost and a $1.9 million decrease in the accumulated amortization for fully amortized assets, including subscriber lists and domain names associated with these magazines. There was no impairment loss or adjustment required to the previously estimated useful lives of these assets.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the three month period ended March 31, 2018, we completed or entered into the following transactions:

Equity

On February 28, 2018, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on March 28, 2018 to all Class A and Class B common stockholders of record as of March 14, 2018.

Pending Transactions

On March 23, 2018, we entered into an APA to acquire radio station KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash. We have the rights to program the station under a TBA effective as of April 1, 2018. We entered an LMA agreement with another party under which they will program the station. The sale is expected to close in June 2018.

On March 1, 2018, we entered into an APA to acquire radio station KDXE-FM (formerly KZTS-FM) in Little Rock, Arkansas for $1.1 million in cash. We began programming the station under an LMA that began on April 1, 2018. The sale is expected to close in June 2018.

On December 29, 2017, we entered into two LMAs to program radio stations KPAM-AM and KKOV-AM in Portland, Oregon. We began operating the radio stations on January 2, 2018. The LMAs had an original term of up to 12-months. The LMAs were terminated on March 30, 2018 when the stations were sold to another party. We entered a new LMA to continue operating KPAM-AM. The accompanying Condensed Consolidated Statements of Operations reflects the operating results of these entities during the LMA term.

We programmed radio station KHTE-FM, in Little Rock, Arkansas, under a TBA that began on April 1, 2015. We had the option to acquire the station for $1.2 million in cash during the TBA period. We ceased operating the station on April 30, 2018 and we did not exercise our purchase option. We will pay the licensee a $0.1 million fee for not exercising our option right to purchase the station.

Pending Divestitures

On December 1, 2017, we entered into an agreement to sell radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida for $3.5 million in cash. The buyer began operating the radio station under an LMA agreement as of the same date. The sale is expected to close during the second quarter of 2018. We recorded an estimated loss on the sale of assets of $4.7 million as of December 31, 2017, based on the probability of the sale, which reflected the sales price as compared to the carrying value of the assets and the estimated costs of the sale.

On January 3, 2018, we entered into an agreement to sell radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash. The sale is expected to close later in 2018.

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

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 16.

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

TradersCrux.com

We acquired the TradersCrux.com website and related assets for $0.3 million in cash on July 6, 2017. We paid $0.3 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration within one year upon the achievement of income benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of TradersCrux.com to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $18,750, which approximated the discounted present value due to the earn-out of less than one year.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. We recorded an increase of $31,000 in the estimated fair value of the contingent earn-out consideration that was reflected in our operating results for the year ended December 31, 2017. The increase was due to a higher likelihood of achieving the revenue targets based on actual results to date that exceed our original estimates. There were no changes in our estimates during the three month period ended March 31, 2018.

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

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $20,000. We recorded an increase of $1,700 in the estimated fair value of the contingent earn-out consideration that was reflected in our operating results for the year ended December 31, 2017. The increase was due to a higher likelihood of achieving the revenue targets based on actual results to date that exceed our original estimates. There were no changes in our estimates during the three month period ended March 31, 2018.

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

We reviewed the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual subscriber revenues achieved and projected to the estimated subscriber revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified, up to the maximum future value outstanding under the contract of $0.1 million. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the three month period ending March 31, 2017. As of the end of the earn-out period on September 13, 2017, we recorded a net decrease of $53,000 in the estimated fair value of the contingent earn-out consideration based on actual revenue that was below our estimates that was reflected in our results of operations for period ended December 31, 2017. We made no cash payments to the seller during the earn-out period.

Daily Bible Devotion

We acquired Daily Bible Devotion mobile applications on May 6, 2015. We paid $1.1 million in cash upon closing and may pay up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of cumulative session benchmarks for each mobile application. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Bible Devotional Applications to achieve the session benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $165,000, which was recorded at the discounted present value of $142,000. The discount was accreted to interest expense over the two-year earn-out period. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the three month period ending March 31, 2017. As of the end of the earn-out period on May 6, 2017, we recorded a net decrease of $4,000 in the estimated fair value of the contingent earn-out consideration based on actual session results at the end of the earn-out period that was reflected in our operating results for the year ended December 31, 2017. Over the total two-year earn out period, we paid a total of $75,000 in cash to the seller, with no cash payments made during the year ended December 31, 2017.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller is based upon net subscriber revenues achieved over a two-year period from date of close, of which we will pay the seller 50%. There is no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on our revenue projections at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount was accreted to interest expense over the two-year earn-out period. We recorded a net increase of $1,000 to the estimated fair value of the contingent earn-out consideration that was reflected in our results of operations for the three months ending March 31, 2017, due to actual net subscription revenues that were slightly higher than our prior estimate. We paid a total of $91,000 to the seller over the two year earn out period ended February 6, 2017, of which approximately $14,000 was paid during the year ended December 31, 2017.

NOTE 6. INVENTORIES

Inventories consist of finished goods including books from Regnery Publishing and wellness products. All inventories are valued at the lower of cost or market as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	December 31, 2017	March 31, 2018
	(Dollars in thousands)
Regnery Publishing book inventories	$2,038	$2,048
Reserve for obsolescence – Regnery Publishing	(1,621)	(1,577)
Inventory, net - Regnery Publishing	417	471
Wellness products	$349	$359
Reserve for obsolescence – Wellness products	(36)	(22)
Inventory, net - Wellness products	313	337
Consolidated inventories, net	$730	$808

NOTE 7. BROADCAST LICENSES

The following table presents the changes in broadcasting licenses that include acquisitions of radio stations and FM translators as discussed in Note 4 of our Condensed Consolidated Financial Statements.

Broadcast Licenses	Twelve Months Ended December 31, 2017	Three Months Ended March 31, 2018
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$494,058	$486,455
Accumulated loss on impairment	(105,541)	(105,541)
Balance, beginning of period after cumulative loss on impairment	388,517	380,914
Acquisitions of radio stations	191	—
Acquisitions of FM translators and construction permits	198	—
Capital projects to improve broadcast signal and strength	5	—
Dispositions of radio stations	(7,997)	(221)
Balance, end of period before cumulative loss on impairment	486,455	486,234
Accumulated loss on impairment	(105,541)	(105,541)
Balance, end of period after cumulative loss on impairment	$380,914	$380,693

NOTE 8. GOODWILL

The following table presents the changes in goodwill including acquisitions as discussed in Note 4 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2017	Three Months Ended March 31, 2018
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$27,642	$28,453
Accumulated loss on impairment	(2,029)	(2,029)
Balance, beginning of period after cumulative loss on impairment	25,613	26,424
Acquisitions of radio stations	14	—
Acquisitions of digital media entities	810	—
Sale of income generating broadcast business	(13)	—
Balance, end of period before cumulative loss on impairment	28,453	28,453
Accumulated loss on impairment	(2,029)	(2,029)
Ending period balance	$26,424	$26,424

NOTE 9. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	As of December 31, 2017	As of March 31, 2018
	(Dollars in thousands)
Land	$32,320	$32,320
Buildings	28,962	28,968
Office furnishings and equipment	37,583	38,443
Office furnishings and equipment under capital lease obligations	244	244
Antennae, towers and transmitting equipment	85,632	85,549
Antennae, towers and transmitting equipment under capital lease obligations	795	795
Studio, production and mobile equipment	29,697	29,737
Computer software and website development costs	24,477	24,836
Record and tape libraries	27	27
Automobiles	1,385	1,498
Leasehold improvements	19,003	19,004
Construction-in-progress	4,075	4,538
	$264,200	$265,959
Less accumulated depreciation	(164,720)	(167,306)
	$99,480	$98,653

Depreciation expense was approximately $3.0 million for each of the three month periods ended March 31, 2018 and 2017. Included in this amount is $23,000 for each of the three month periods ended March 31, 2018 and 2017, on assets acquired under capital lease obligations. Accumulated depreciation associated with assets acquired under capital lease obligations was $778,000 and $755,000 at March 31, 2018 and December 31, 2017, respectively.

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of March 31, 2018
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,865	$(21,094)	$1,771
Domain and brand names	20,109	(15,162)	4,947
Favorable and assigned leases	2,379	(2,038)	341
Subscriber base and lists	8,797	(5,307)	3,490
Author relationships	2,771	(2,302)	469
Non-compete agreements	2,029	(1,421)	608
Other amortizable intangible assets	1,333	(1,333)	—
	$60,283	$(48,657)	$11,626

	As of December 31, 2017
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,865	$(20,888)	$1,977
Domain and brand names	20,109	(14,650)	5,459
Favorable and assigned leases	2,379	(2,028)	351
Subscriber base and lists	8,797	(4,701)	4,096
Author relationships	2,771	(2,237)	534
Non-compete agreements	2,029	(1,342)	687
Other amortizable intangible assets	1,333	(1,333)	—
	$60,283	$(47,179)	$13,104

Amortization expense was approximately $1.5 million and $1.1 million for the three month period ended March 31, 2018 and 2017, respectively. Based on the amortizable intangible assets as of March 31, 2018, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2018 (Apr – Dec)	$4,325
2019	3,768
2020	2,343
2021	788
2022	188
Thereafter	214
Total	$11,626

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

The indenture relating to the Notes (the “Indenture”) contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt unless our leverage ratio is less than the incurrence covenant; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. The amount of dividends or equity distributions made is not to exceed $2.0 million in any fiscal quarter or $20.0 million in the aggregate, so long as, after giving pro forma effect thereto, the Consolidated Total Debt Ratio would be less than or equal to 6.00 to 1.00.

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

We are required to pay $17.2 million per year in interest on the Notes. As of March 31, 2018, accrued interest on the Notes was $5.6 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three month period ended March 31, 2018, $0.2 million of debt issuance costs associated with the Notes were recognized as interest expense.

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

The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of the borrowers and their subsidiaries (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens, (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all assets to a third party, except as permitted thereby; (viii) to prepay indebtedness; and (ix) to pay dividends. The amount of dividends or equity distributions made is not to exceed $2.0 million in any fiscal quarter or $20.0 million in the aggregate, so long as, after giving pro forma effect thereto, the Consolidated Total Debt Ratio would be less than or equal to 6.00 to 1.00.

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three month period ended March 31, 2018, $46,000 of debt issue costs associated with the Notes was recognized as interest expense. There was no outstanding amount under the ABL Facility at March 31, 2018, therefore, the blended interest rate on amounts outstanding under the ABL Facility was 0%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. During the three month period ended March 31, 2017, approximately $48,000 of the discount associated with the Term Loan B was recognized as interest expense.

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

The following payments or prepayments of the Term Loan B were made during three months ended March 31, 2017:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
February 28, 2017	3,000	6
January 30, 2017	2,000	5

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. During the three month period ended March 31, 2017, approximately $132,000 of the debt issuance costs associated with the Term Loan B was recognized as interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. During the three month period ended March 31, 2017, we recorded amortization of deferred financing costs of approximately $17,000.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2017	As of March 31, 2018
	(Dollars in thousands)
6.75% Senior Secured Notes	$255,000	$255,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(5,774)	(5,550)
6.75% Senior Secured Notes net carrying value	249,226	249,450
Asset-Based Revolving Credit Facility principal outstanding	9,000	—
Capital leases and other loans	462	431
Long-term debt and capital lease obligations less unamortized debt issuance costs	258,688	249,881
Less current portion	(9,109)	(105)
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$249,579	$249,776

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2018:

•	There was no outstanding borrowings under the ABL Facility, with interest payments ranges from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;
•	$255.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and
•	Commitment fee of 0.25% to 0.375% on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2017 and March 31, 2018 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2018 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2019	$105
2020	107
2021	113
2022	106
2023	—
Thereafter	255,000
$255,431

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2017	2018
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$71	$24
Restricted stock shares compensation expense included in corporate expenses	875	—
Stock option compensation expense included in broadcast operating expenses	28	13
Restricted stock shares compensation expense included in broadcast operating expenses	224	—
Stock option compensation expense included in digital media operating expenses	14	5
Restricted stock shares compensation expense included in digital media operating expenses	124	—
Stock option compensation expense included in publishing operating expenses	9	4
Restricted stock shares compensation expense included in publishing operating expenses	36	—
Total stock-based compensation expense, pre-tax	$1,381	$46
Tax benefit (expense) for stock-based compensation expense	(552)	(12)
Total stock-based compensation expense, net of tax	$829	$34

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three month period ended March 31, 2018:

Three Months Ended
March 31, 2018
Expected volatility	41.99%
Expected dividends	6.93%
Expected term (in years)	7.5
Risk-free interest rate	2.75%

Activity with respect to the company’s option awards during the three month period ended March 31, 2018 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2018	1,428,462	$5.20	$2.96	3.7 years	$653
Granted	63,500	3.77	2.26
Exercised	(8,125)	2.41	2.00		$11
Forfeited or expired	(40,750)	4.66	3.36		$11
Outstanding at March 31, 2018	1,443,087	$5.17	$2.93	3.7 years	$317
Exercisable at March 31, 2018	1,092,081	$5.44	$3.36	2.9 years	$259
Expected to Vest	333,280	$5.17	$2.94	3.7 years	$58

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 31, 2018 of $3.60 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the three month periods ended March 31, 2018 and 2017 was $0.3 million and $0.9 million, respectively.

As of March 31, 2018, there was $0.2 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

There were no restricted stock awards granted during the three month period ended March 31, 2018.

NOTE 13. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $46,000 and $1.4 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three month period ended March 31, 2018 and 2017, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2017:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
February 28, 2018	March 28, 2018	$0.0650	$1,701
December 7, 2017	December 29, 2017	$0.0650	$1,701
September 12, 2017	September 29, 2017	$0.0650	$1,701
June 1, 2017	June 30, 2017	$0.0650	$1,697
March 9, 2017	March 31, 2017	$0.0650	$1,691

Based on the number of shares of Class A and Class B currently outstanding, we expect to pay total annual distributions of approximately $6.8 million during the year ended December 31, 2018.

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

Options to purchase 1,443,087 and 1,590,500 shares of Class A common stock were outstanding at March 31, 2018 and 2017, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of March 31, 2018 and 2017 there were 133,352 and 389,125 dilutive shares, respectively.

NOTE 15. DERIVATIVE INSTRUMENTS

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

NOTE 16. FAIR VALUE MEASUREMENTS

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

As of March 31, 2018, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at March 31, 2018 was $255.0 million compared to the estimated fair value of $247.2 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	March 31, 2018
	Carrying Value	Fair Value Measurement Category
	on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$313	—	—	$313
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	69	—	—	69
Long-term debt and capital lease obligations less unamortized debt issuance costs	249,881	—	247,228	—

NOTE 17. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) Investments—Debt Securities (Topic 320). ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act.”) The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the Act. ASU 2018-05 is effective immediately. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing.

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

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $6.2 million as of March 31, 2018 to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

NOTE 19. SEGMENT DATA

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

The table below presents financial information for each operating segment as of March 31, 2018 and 2017 based on the new composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2018
Net revenue	$48,050	$10,394	$5,351	$—	$63,795
Operating expenses	35,750	8,374	5,587	3,921	53,632
Net operating income (loss) before depreciation, amortization and net loss on the sale or disposal of assets	$12,300	$2,020	$(236)	$(3,921)	$10,163
Depreciation	1,858	802	131	218	3,009
Amortization	10	1,225	243	—	1,478
Net loss on the sale or disposal of assets	5	—	—	—	5
Net operating income (loss)	$10,427	$(7)	$(610)	$(4,139)	$5,671

Three Months Ended March 31, 2017
Net revenue	$47,804	$10,686	$6,490	$—	$64,980
Operating expenses	35,836	8,702	6,351	5,125	56,014
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairment and net (gain) loss on the sale or disposal of assets	$11,968	$1,984	$139	$(5,125)	$8,966
Depreciation	1,819	777	194	190	2,980
Amortization	17	818	307	—	1,142
Change in the estimated fair value of contingent earn-out consideration	—	1	—	—	1
Impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—	19
Net (gain) loss on the sale or disposal of assets	(2)	—	7	—	5
Net operating income (loss)	$10,134	$388	$(388)	$(5,315)	$4,819

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2018
Inventories, net	$—	$337	$471	$—	$808
Property and equipment, net	83,825	6,123	1,116	7,589	98,653
Broadcast licenses	380,693	—	—	—	380,693
Goodwill	3,581	20,947	1,888	8	26,424
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	340	8,577	2,704	5	11,626

As of December 31, 2017
Inventories, net	$—	$313	$417	$—	$730
Property and equipment, net	83,901	6,173	1,281	8,125	99,480
Broadcast licenses	380,914	—	—	—	380,914
Goodwill	3,581	20,947	1,888	8	26,424
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	351	9,801	2,947	5	13,104

NOTE 20. SUBSEQUENT EVENTS

On May 4, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.9 million, or at a price equal to 94.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $0.1 million after bond issue costs associated with the Notes were adjusted for the repurchase.

On April 26, 2018, we entered an agreement to exchange radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. The transaction is expected to close in the third quarter of 2018.

On April 19, 2018, we acquired the HearItFirst.com domain name and related social media assets for $70,000 in cash.

On April 10, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.9 million, or at a price equal to 96.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $63,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

On April 9, 2018, we repurchased $2.0 million of the 6.75% Senior Secured Notes for $1.9 million, or at a price equal to 96.5% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $27,000 after bond issue costs associated with the Notes were adjusted for the repurchase

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-Q and our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. Such statements relate to our intent, belief or current expectations with respect to our future operating, financial and strategic performance that involve risks and uncertainties and are not guarantees of future performance.

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our ABL, reductions in revenue forecasts, our ability to renew our broadcast licenses, changes in interest rates, the timing of, our ability to complete any acquisitions or dispositions, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changes in consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, the future write off of any material portion of the fair value of our FCC broadcast licenses and goodwill, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017 and any subsequently filed Forms 10-Q and Forms 8-K. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.

Our Condensed Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions of radio stations, digital entities and publishing entities. Refer to Note 4 of our Condensed Consolidated Financial Statements for details of each of these transactions.

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

Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of banner advertisements on our station websites or on our mobile applications;
•	the sale of digital streaming advertisements on our station websites or on our mobile applications;
•	the sale of advertisements included in digital newsletters;
•	fees earned for creating custom web pages or social media promotions on behalf of our advertisers;
•	the sale of advertising time on our national network;
•	the syndication of programming on our national network;
•	product sales and royalties for on-air host materials, including podcasts and programs; and

•	other revenue such as events, including ticket sales and sponsorships, listener purchase programs, where revenue is generated from special discounts and incentives offered to our listeners from our advertisers; talent fees for voice-overs or custom endorsements from our on-air personalities and production services, and rental income for studios, towers or office space.

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;
•	the sale of digital streaming advertisements on websites and mobile applications;
•	the support and promotion to stream third-party content on our websites;
•	the sale of advertisements included in digital newsletters;
•	the digital delivery of newsletters to subscribers;
•	the number of video and graphic downloads; and
•	the sale and delivery of wellness products.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	publishing fees from authors;
•	the sale of digital advertising on our magazine websites and digital newsletters;
•	subscription fees for our print magazine; and
•	the sale of print magazine advertising.

In each of our operating segments, the rates we are able to charge for revenue are dependent upon several factors, including:

•	audience share;
•	how well our programs and advertisements perform for our clients;
•	the size of the market and audience reached;
•	the number of impressions delivered;
•	the number of advertisements and programs streamed;
•	the number of page views achieved;
•	the number of downloads completed;
•	the number of events held, the number of event sponsorships sold and the attendance at each event;
•	demand for books and publications;
•	general economic conditions; and
•	supply and demand for air-time on a local and national level.

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Today’s Christian Music (“TCM”), Singing News Network, and Salem Media RepresentativesTM (“SMR”). SRN, SNN, TCM and Singing News Network are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in ten U.S. cities, specializes in placing national advertising on religious and other format commercial radio stations. Our geographically and demographically diverse portfolio of radio stations and formats, allows us to deliver targeted messages to specific audiences for advertisers.

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

Block Programming. We recognize revenue from the sale of blocks of air time to program producers that typically range from 12 1/2, 25 or 50-minutes of time. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. National programmers, such as established non-profit religious and educational organizations, typically purchase time on a Monday through Friday basis with supplemental programming blocks available for weekend release. Local programmers, such as community organizations and churches, typically purchase blocks for weekend releases. Historically, more than 95% of these religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average more than 30 years on-air. Over the last five years, block-programming has generated 41% to 43% of our total net broadcast revenue.

Satellite Radio. We program SiriusXM Channel 131, the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

News Talk. We currently program 34 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format allows us to leverage syndicated talk programming produced by SRN to radio stations throughout the United States. Syndication of our programs allows us to reach audiences in markets in which we do not own or operate radio stations.

Contemporary Christian Music. We currently program 13 of our radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format, branded “Safe for the Whole Family”, features sounds and lyrics that listeners of all ages can enjoy and appreciate. The CCM genre continues to be popular. We believe that the listener base for CCM is underserved in terms of radio coverage, particularly in larger markets, and that our stations fill an otherwise void area in listener choices.

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

Business. We currently program 11 of our radio stations in a business format. Our business format features financial commentators, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format in that it features long-form block programming.

Each of our radio stations has a website specifically designed for that station. The station websites have digital banner advertisements, streaming, links to purchase goods featured by on-air advertisers, and links to our other digital media sites. A growing source of revenue generated from our broadcast markets is from digital product offerings and advertising solutions that allow for enhanced audience interaction and participation. Broadcast digital revenue includes the sale of banner advertisements, the sale of streaming advertisements, the sale of advertisements in our digital newsletters, and digital advertising solutions such as custom web pages and social media promotions, that we provide to our customers with their advertising campaigns. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

Our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign, which we view as one performance obligation. Our advertising campaigns are designed to be “white label” agreements between us and our advertiser, which we define as providing special care and attention to the details of the campaign. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed. We contract directly with any third-party and we are responsible for delivering campaign results to our customers regardless of the use of a third party or parties. We are responsible for payments due to any third party regardless of the campaign results and without regard to the status of payment from our customer. We have discretion in setting the price to our customer without input or approval from any third-party. Revenue is reported gross, as principal, as the advertisements are delivered which represents the point in time that control is transferred to the customer thereby completing the performance obligation.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange air time or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter air time or digital campaign in favor of customers who purchase the air time or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the three month period ended March 31, 2018, 96% of our broadcast revenue was sold for cash compared to 97% during the same period of the prior year.

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

Digital Media

Web-based and digital content has been a growth area for us and continues to be a focus of future development. Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites; BibleStudyTools.com™, Crosswalk.com®, GodVine.com™, iBelieve.com, GodTube.com™, OnePlace.com™, Christianity.com™, GodUpdates.com, CrossCards.com™, ChristianHeadlines.com, LightSource.com™, AllCreated.com, ChristianRadio.com™, CCMmagazine.com™, SingingNews.com™ and SouthernGospel.com™ and our conservative opinion websites; collectively known as Townhall Media, include Townhall.com™, HotAir.com™, Twitchy.com, RedState.com, BearingArms.com, HumanEvents.com, and ConservativeRadio.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including SermonSpice.com™, ChurchStaffing.com™, WorshipHouseMedia.com, SermonSearch.com, WorshipHouseKids.com, Preaching.com, ChristianJobs.com™ and Youthworker.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders.

E-commerce also includes wellness products through Newport Natural Health, which is a seller of nutritional supplements.

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

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 13.8% and 18.9%, respectively, of our net broadcast advertising revenue for the three month period ended March 31, 2018.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following factors affected our results of operations and cash flows for the three months ended March 31, 2018 as compared to the same period of the prior year:

•	On December 29, 2017, we entered into two LMAs to program radio stations KPAM-AM and KKOV-AM in Portland, Oregon. We began operating the radio stations on January 2, 2018. The LMAs had an original term of up to 12-months. The LMAs were terminated on March 30, 2018 when the stations were sold to another party. We entered a new LMA to continue operating KPAM-AM. The accompanying Condensed Consolidated Statements of Operations reflects the operating results of these entities during the LMA term.

•	On December 1, 2017, we entered into an agreement to sell radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida for $3.5 million in cash. The buyer began operating the radio station under an LMA as of the same date. The sale is expected to close during the second quarter of 2018. We recorded an estimated loss on the sale of assets of $4.7 million as of December 31, 2017, based on the probability of the sale, which reflected the sales price as compared to the carrying value of the assets and the estimated costs of the sale.

Net Broadcast Revenue

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$47,804	$48,050	$246	0.5%	73.6%	75.3%
Same Station Net Broadcast Revenue	$47,055	$47,263	$208	0.4%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2017		2018
	(Dollars in thousands)
Block Programming:
National	$12,255	25.6%	$12,406	25.8%
Local	8,826	18.5%	8,374	17.4%
	21,081	44.1%	20,780	43.2%
Broadcast Advertising:
National	3,293	6.9%	4,133	8.6%
Local	14,207	29.7%	13,235	27.5%
	17,500	36.6%	17,368	36.1%
Station Digital	1,623	3.4%	1,846	3.9%
Infomercials	596	1.2%	499	1.0%
Network	4,349	9.1%	4,610	9.6%
Other Revenue	2,655	5.6%	2,947	6.2%
Net Broadcast Revenue	$47,804	100.0%	$48,050	100.0%

The net decline in block programming revenue of $0.3 million reflects a $0.5 million decline in local programming revenue that was offset by a $0.2 million increase in national programming revenue. Declines in local programming revenue resulted from cancellations that we believe are due to increased competition from other broadcasters and a $0.2 million decline from the loss of WQVN-AM (formerly WKAT-AM), operated under an LMA pending closing of the station sale. The increase in national programming revenue includes a $0.1 million increase from our Christian Teaching and Talk stations and a $0.1 million increase from our News Talk stations, due to an increase in the number of programmers featured on-air that creates a higher demand for premium time slots. This increase in demand often results in realization of higher rates. Annual renewals relect a low single digit average rate increase with 95% of the programmers renewing.

The net decrease in advertising revenue, net of agency commissions, of $0.1 million reflects a $0.8 million increase in national advertising that was offset by a $0.9 million decline in local advertising. Included in these amounts is a $0.4 million increase in political based advertising revenue associated with local and congressional elections. Excluding the impact of political revenue, the net decline of $0.5 million reflects a decline in advertising revenue on our CCM stations, particularly local spots in our Dallas and Atlanta markets. We believe that the decline in local advertising sales is due to increased competition for advertising sales. Greater competition from other broadcasters and agencies reduces the number of advertisements placed on-air, that in turns creates lower demand and lower rates.

Digital revenue generated from our radio station and network websites increased $0.2 million, which reflects an increase in sales of $0.1 million from our News Talk stations and a $0.1 million increase from our CCM stations. We continue to expand our digital product offerings to include social media campaigns, search engine optimization, retargeted advertising and other services to address the move of advertising dollars to digital from broadcasting. There were no changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no changes in rates as compared to the same period of the prior year.

Network revenue increased by $0.3 million of which $0.2 million was due to an increase in political advertising revenue and $0.1 million in revenue generated from donor development campaigns.

Other revenue increased $0.3 million due to a $140,000 increase in listener purchase program revenue due to higher demand from listeners to participate in sales incentives and discounts offered under vendor discount programs, $74,000 in LMA fees associated with WQVN-AM, Miami, Florida and the Louisville market stations, $40,000 in sponsorships and a $46,000 increase in broadcast tower rental fees, partially offset by a $37,000 decline in event revenue of which a decrease of approximately $70,000 was due to a reduction in the number of events held that was offset by higher attendance and ticket sales for recurring events.

On a Same Station basis, net broadcast revenue increased $0.2 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,686	$10,394	$(292)	(2.7)%	16.4%	16.3%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended March 31,
	2017		2018
	(Dollars in thousands)
Digital Advertising, net	$6,283	58.8%	$5,440	52.3%
Digital Streaming	1,142	10.7	1,142	11.0
Digital Subscriptions	1,549	14.5	1,885	18.1
Digital Downloads	1,117	10.4	1,298	12.5
e-commerce	511	4.8	538	5.2
Other Revenues	84	0.8	91	0.9
Net Digital Media Revenue	$10,686	100.0%	$10,394	100.0%

Digital advertising revenue, net of agency commissions, decreased $0.8 million on a consolidated basis including a $0.5 million decline from Salem Web Network and a $0.5 million decline from our conservative opinion websites within Townhall Media that were offset by a $0.2 million increase from Eagle Financial Publications due to a $0.1 million increase in sales volume and a $0.1 million increase from Traders Crux, that was acquired on July 6, 2017. Changes in the Facebook newsfeed algorithm and from Google programmatic buying have negatively affected the volume of our desktop page views. Additionally, a small number of advertisers have moved to Facebook from our digital platform. Page views from Facebook declined 35.0% as compared to the same period of the prior year. To offset declines in page views generated from Facebook, we continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue from the mobile applications.

Digital streaming revenue was consistent with the same period of the prior year with negligible changes in sales volume and rates.

Digital subscription revenue increased by $0.3 million on a consolidated basis due to the August 2017 acquisition of Intelligence Reporter. Salem Web Network’s Churchstaffing.com increased $55,000 due to increased marketing efforts combined with a re-design of the website. There were no changes in subscriber rates as compared to the same period of the prior year.

Digital download revenue increased by $0.2 million due to a higher volume of downloads generated from our church product websites, WorshipHouseMedia.com and SermonSpice.com, which benefited from purchases associated with the Easter holiday on April 1, 2018, falling in the first quarter of 2018 as compared to the second quarter of 2017. There were no changes in rates as compared to the same period of the prior year.

E-commerce revenue increased by $27,000 due to a 17% increase in the number of products sold through our wellness website that was offset by a decline in the average unit price of 9%. The increase in the number of products sold was largely due to discounts that were offered during the period as a result of increased competition in the online market place that is driving prices down.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. There were no changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$6,490	$5,351	$(1,139)	(17.6)%	10.0%	8.4%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended March 31,
	2017		2018
	(Dollars in thousands)
Book Sales	$4,694	72.3%	$3,916	73.2%
Estimated Sales Returns & Allowances	(1,258)	(19.4)	(1,024)	(19.1)
E-Book Sales	426	6.6	344	6.4
Self-Publishing Fees	1,534	23.6	1,296	24.2
Print Magazine Subscriptions	307	4.7	251	4.7
Print Magazine Advertisements	221	3.4	135	2.5
Digital Advertising	237	3.7	110	2.1
Other Revenue	329	5.1	323	6.0
Net Publishing Revenue	$6,490	100.0%	$5,351	100.0%

On a consolidated basis, book sales declined by $0.8 million of which $0.6 million was from Salem Author Services and $0.2 million was from Regnery Publishing. The $0.6 million decrease in Salem Author Service book sales was due to a reduction in the number of new authors obtained and the number of books sold with no significant changes in sale prices as compared to the same period of the prior year. The decline includes a $0.2 million decline in sales from Mill City Press and a $0.4 million decline in sales from Xulon Press™. Regnery Publishing book sales decreased 3% in volume with a 1% decrease in the average price per unit sold. Sales of books through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

The $0.2 million decrease in the estimated sales returns and allowances was based on a lower sales of Regnery Publishing print books, a reduction in the historical average return rate for Regnery Political books and a reduction to the reserve associated with backlist titles.

Regnery Publishing e-book sales decreased $0.1 million due to a decrease of 22% in the average price per unit sold due to sales incentives offered and a less than 1% decrease in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.2 million due to a decline in sales volume from Xulon Press™. Self-publishing fees charged to authors were comparable with the same period of the prior year.

Declines in print magazine subscription and print magazine advertising revenue are due to closure of the Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™ The Magazine publications as of the May 2017. Lower demand and distribution levels resulted in corresponding declines in advertising revenues.

Digital adverting revenue decreased $0.1 million primarily due to the closure of the Salem Publishing™ Homecoming website. Following the end of print publications for Preaching Magazine™ and YouthWorker Journal™, the Preaching.com and YouthWorker.com websites are operated within SWN. Sales volume and rates were comparable to the same period of the prior year.

Other revenue includes change fees, video trailers and website revenues. There were no changes in volume or rates as comparted to the same period of the prior year.

Broadcast Operating Expenses

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$35,836	$35,750	$(86)	(0.2)%	55.1%	56.0%
Same Station Broadcast Operating Expenses	$34,959	$34,581	$(378)	(1.1)%

Broadcast operating expenses declined by $0.1 million including a $0.3 million decrease in bad debt expense, $0.2 million decrease in non-cash stock-based compensation expense and a $0.1 million decrease in employee benefit costs due to a lower volume of claims under our health insurance plan offset by a $0.4 million increase in employee related expenses including annual rate increases.

On a same-station basis, broadcast operating expenses decreased by $0.4 million. The decrease in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,702	$8,374	$(328)	(3.8)%	13.4%	13.1%

Digital media operating expense declined by $0.3 million due to a $0.3 million decrease in employee related expenses due to a reduction in headcount, a $0.2 million reduction in sales-based commissions and incentives consistent with lower revenues, a $0.1 million decrease in employee benefit costs due to lower volume of claims under our health insurance plan and a $0.1 million decrease non-cash stock-based compensation expense, that were offset by a $0.3 million increase in streaming-related expenses and a $0.1 million increase in advertising expenses.

Publishing Operating Expenses

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$6,351	$5,587	$(764)	(12.0)%	9.8%	8.8%

Publishing operating expenses declined by $0.8 million of which $0.4 million was due to a reduction in the consolidated cost of goods sold. Cost of goods sold includes a $0.4 million decrease from a lower sales volume for Salem Author Services and a $0.1 million decline for magazine publishing due to a reduction in the number of magazine titles published. The gross profit margin for Regnery Publishing was 53% for the three months ended March 31, 2018 as compared to 59% for the same period of the prior year as declines in sales volume resulted in comparable savings in material costs. Regnery Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was 22% for the three months ended March 31, 2018, as compared to 26% for the same period of the prior year due to higher material costs, including paper costs associated with sales of print-on-demand books. Additionally, there was a $0.2 million decline in payroll-related expenses due to reductions in headcount, a $0.1 million decrease in employee benefit costs due to lower volume of claims under our health insurance plan and a $0.1 million decline in facility-related expenses.

Unallocated Corporate Expenses

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$5,125	$3,921	$(1,204)	(23.5)%	7.9%	6.1%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The decrease of $1.2 million includes a $0.9 million reduction in non-cash stock-based compensation, a $0.2 million decrease in the executive management bonus accrual and a $0.1 million decrease in professional services.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long Term Assets Other Than Goodwill	$19	$—	$(19)	(100.0)%	—%	—%

Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™ The Magazine upon issuance of the May 2017 publication. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads. There were no indications of impairment during the period ended March 31, 2018.

Depreciation Expense

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,980	$3,009	$29	1.0%	4.6%	4.7%

Depreciation expense increased $29,000 compared to the same period of the prior year. The increase reflects the impact of recent capital expenditures associated with data processing equipment and computer software that have shorter estimated useful lives than towers and broadcast assets. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,142	$1,478	$336	29.4%	1.8%	2.3%

Amortization expense increased by $0.3 million compared to the same period of the prior year. Increases in amortization associated with acquisitions, including Intelligence Report and TeacherTube.com in August 2017, were partially offset with reductions due to intangible assets acquired with Mill City Press that are now fully amortized. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$1	$—	$(1)	(100.0)%	—%	—%

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

Net Loss on the Sale or Disposal of Assets

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Loss on the Sale or Disposal of Assets	$5	$5	$—	—%	—%	—%

The net loss on the sale or disposal of assets for the three month period ending March 31, 2018 and 2017, represents various fixed asset disposals.

Other Income (Expense)

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$2	$1	100.0%	—%	—%
Interest Expense	(3,430)	(4,518)	(1,089)	31.7%	(5.3)%	(7.1)%
Change in the Fair Value of Interest Rate Swap	357	—	(357)	(100.0)%	0.5%	—%
Loss on Early Retirement of Long-Term Debt	(41)	—	41	(100.0)%	(0.1)%	—%
Net Miscellaneous Income and (Expenses)	—	75	75	—%	—%	0.1%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement prior to termination, and non-cash accretion associated with deferred installments and contingent earn-out consideration associated with our acquisition activity. The increase of $1.1 million reflects the Notes outstanding as of March 31, 2018 as compared to the Term Loan B during the same period of the prior year as well as the ABL as compared to the Revolver.

The $0.4 million decline in the fair value of interest rate swap reflects the termination of our swap agreement on May 19, 2017, as comparted to the mark-to-market fair value adjustment during the same period of the prior year.

There was no loss on early retirement of long-term debt as compared to the same period of the prior year when a repayment was made on our then outstanding Term Loan B.

Net miscellaneous income and expenses includes miscellaneous receipts including usage fees for real estate properties.

Provision for Income Taxes

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$646	$402	$(244)	(37.8)%	1.0%	0.6%

Our provision for income taxes decreased $0.2 million to $0.4 million from $0.6 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 32.7% for the three months ended March 31, 2018 compared to 37.9% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the Tax Act, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income

	Three Months Ended March 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$1,060	$828	$(232)	(21.9)%	1.6%	1.3%

We recognized net income of $0.8 million for the three month period ended March 31, 2018 compared to $1.1 million during the same period of the prior year. Net operating income increased $0.9 million due to a $2.1 million decline in operating expenses offset by a $1.2 million decline in net revenues. The impact of our operating results resulted in a $0.3 million decrease in our provision for income taxes that was offset by a $1.1 million increase in interest expense and the $0.4 million favorable impact of the mark-to-market on our results during the same period of the prior year.

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

	Three Months Ended March 31,
	2017	2018
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$47,804	$48,050
Net broadcast revenue – acquisitions	―	(199)
Net broadcast revenue – dispositions	(119)	(167)
Net broadcast revenue – format change	(630)	(421)
Same Station net broadcast revenue	$47,055	$47,263

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$35,836	$35,750
Broadcast operating expenses – acquisitions	―	(330)
Broadcast operating expenses – dispositions	(205)	(153)
Broadcast operating expenses – format change	(672)	(686)
Same Station broadcast operating expenses	$34,959	$34,581

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$11,968	$12,300
Station operating loss –acquisitions	―	131
Station operating (income) loss – dispositions	86	(14)
Station operating loss – format change	42	265
Same Station – Station Operating Income	$12,096	$12,682

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended March 31,
	2017	2018
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$47,804	$48,050
Less broadcast operating expenses	(35,836)	(35,750)
Station Operating Income	$11,968	$12,300

Net digital media revenue	$10,686	$10,394
Less digital media operating expenses	(8,702)	(8,374)
Digital Media Operating Income	$1,984	$2,020

Net publishing revenue	$6,490	$5,351
Less publishing operating expenses	(6,351)	(5,587)
Publishing Operating Income (Loss)	$139	$(236)

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended March 31,
	2017	2018
	(Dollars in thousands)
Reconciliation of Net Income to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income	$1,060	$828
Plus provision for income taxes	646	402
Plus net miscellaneous income and (expenses)	―	(75)
Plus loss on early retirement of long-term debt	41	―
Plus change in fair value of interest rate swap	(357)	―
Plus interest expense, net of capitalized interest	3,430	4,518
Less interest income	(1)	(2)
Net operating income	$4,819	$5,671
Plus loss on the sale or disposal of assets	5	5
Plus change in the estimated fair value of contingent earn-out consideration	1	―
Plus impairment of indefinite-lived long-term assets other than goodwill	19	―
Plus depreciation and amortization	4,122	4,487
Plus unallocated corporate expenses	5,125	3,921
Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$14,091	$14,084

Station Operating Income	$11,968	$12,300
Digital Media Operating Income	1,984	2,020
Publishing Operating Income (Loss)	139	(236)
	$14,091	$14,084

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended March 31,
	2017	2018
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income	$1,060	$828
Plus interest expense, net of capitalized interest	3,430	4,518
Plus provision for income taxes	646	402
Plus depreciation and amortization	4,122	4,487
Less interest income	(1)	(2)
EBITDA	$9,257	$10,233
Plus loss on the sale or disposal of assets	5	5
Plus change in the estimated fair value of contingent earn-out consideration	1	―
Plus impairment of indefinite-lived long-term assets other than goodwill	19	―
Plus changes the fair value of interest rate swap	(357)	―
Plus net miscellaneous income and expenses	―	(75)
Plus loss on early retirement of long-term debt	41	―
Plus non-cash stock-based compensation	1,381	46
Adjusted EBITDA	$10,347	$10,209

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

Significant areas for which management uses estimates include:

•	revenue recognition,
•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;
•	probabilities associated with the potential for contingent earn-out consideration;
•	fair value measurements;
•	contingency reserves;
•	allowance for doubtful accounts;
•	sales returns and allowances;
•	barter transactions;
•	inventory reserves;
•	reserves for royalty advances;
•	fair value of equity awards;
•	self-insurance reserves;
•	estimated lives for tangible and intangible assets;
•	income tax valuation allowances; and
•	uncertain tax positions.

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

Revenue Recognition

Significant management judgments and estimates must be made in connection with determining the amount of revenue to be recognized in any accounting period. We must assesses the promises within each sales contract to determine if they are distinct performance obligations. Once the performance obligation(s) are determined, the transaction price is allocated to the performance obligation(s) based on a relative standalone selling price basis. If a sales contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price. If the stand-alone selling price is not determinable, an estimate is used.

A growing source of revenue is generated from digital product offerings, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. When offering digital products, another party may be involved in providing the goods or services that make up a performance obligation to the customer. These include the use of third-party websites for social media campaigns. We must evaluate if we are the principal or agent in order to determine if revenue should be reported gross as principal or net as agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to our customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. The determination of whether we control a specified good or service immediately prior to the good or service being transferred requires us to make reasonable judgments on the nature of each agreement. We have determined that we are acting as principal when we manage all aspects of a social media campaign, including reviewing and approving target audiences, monitoring actual results and making modifications as needed and when we are responsible for delivering campaign results to our customers regardless of the use of a third party or parties.

Trade and Barter Transactions

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange air time or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter air time or digital campaign in favor of customers who purchase the air time or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

We have accounted for acquisitions for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. Approximately 71% of our total assets at March 31, 2018 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures as Level 3 inputs discussed in detail in Note 16.

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

Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurements includes inputs that are Level 3 measurement as discussed in Note 16 in the notes of our Condensed Consolidated Financial Statements contained in Part 1 in this quarterly report on Form 10-Q .

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. There were no changes in our estimates during the three month period ended March 31, 2018 as compared to a net decrease to our estimated contingent earn-out liabilities $1,000 million for the same period of the prior year. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 16 in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

Sales Returns and Allowances

We provide for estimated returns for products sold with the right of return, primarily book sales associated with Regnery Publishing and nutritional products sold through our wellness division. We record an estimate of these product returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance of our products. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

We record barter revenue as it is earned, typically when the broadcast time is used or the digital advertisement is delivered. We record barter expense equal to the estimated fair value of the goods or services received upon receipt or usage of the items as applicable. Barter advertising revenue included in broadcast revenue for the three month period ended March 31, 2018 and 2017 was approximately $1.7 million and $1.3 million, respectively. Barter expenses included in broadcast operating expense for the three month period ended March 31, 2018 and 2017 was approximately $1.3 million and $1.2 million, respectively. Barter advertising revenue included in digital media revenue for the three month period ended March 31, 2018 and 2017 was approximately $46,000 and $25,000, respectively. Barter expenses included in digital media operating expense for the three month period ended March 31, 2018 and 2017 was approximately $0 and $75,000, respectively.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.8 million and $0.7 million at March 31, 2018 and December 31, 2017, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

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

For financial reporting purposes, we recorded a valuation allowance of $6.2 million as of March 31, 2018 and December 31, 2017 to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the three month period ended March 31, 2018, we did not recognize liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at March 31, 2018. Our evaluation was performed for all tax years that remain subject to examination, which range from 2013 through 2016. There is currently one tax examination in process. The City of New York began their audit of Salem’s 2013 and 2014 tax filings. We do not anticipate any material or significant results from the audit.

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

Our cash and cash equivalents increased to $6,000 as of March 31, 2018 as compared to $3,000 at December 31, 2017. Working capital increased $1.5 million to $6.1 million at March 31, 2018 compared to $4.6 million at December 31, 2017 due to a $9.0 million decrease in the outstanding balance on the ABL that was offset by a $4.2 million increase in accrued interest on the Notes and a $1.4 million increase in accounts payable and accrued expenses.

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

Net cash provided by operating activities during the three month period ended March 31, 2018 increased by $3.9 million to $12.9 million compared to $9.0 million during the same period of the prior year. The increase in cash provided by operating activities includes the impact of the following items:

•	Net operating income decreased to $0.8 million compared to $1.1 million for the same period of the prior year;
•	Net accounts receivable decreased $2.5 million;
•	Unbilled revenue increased $1.4 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 59 days at March 31, 2018 compared to 62 days for the same period of the prior year;
•	Net accounts payable and accrued expenses increased $7.5 million to $27.5 million for the three month period ended March 31, 2018 compared to an increase of $1.3 million to $24.6 million for the same period of the prior year; and
•	Net inventories on hand increased $0.1 million to $0.8 million at March 31, 2018 compared to an increase of $0.2 million to $0.8 million for the same period of the prior year.

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

We plan to fund future purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities. These transactions include pending acquisitions of KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash and KDXE-FM (formerly KZTS-FM) in Little Rock, Arkansas for $1.1 million in cash that are expected to close in June 2018.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur additional capital expenditures of approximately $8.7 million during 2018.

Net cash used in investing activities during the three month period ended March 31, 2018 decreased $0.7 million to $2.4 million compared to $3.1 million during the same period of the prior year. The decrease in cash used for investing activities includes:

•	No cash was paid for acquisitions compared to $0.3 million during the same period of the prior year;
•	Cash paid for capital expenditures decreased $0.1 million to $2.5 million compared to $2.6 million during the same period of the prior year; and
•	We received a $0.5 million escrow deposit for the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida.

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

During the three month period ending March 31, 2018, the principal balances outstanding under the Notes and ABL Facility ranged from $255.0 million to $264.0 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

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

Net cash used in financing activities during the three month period ended March 31, 2018 increased by $4.5 million to $10.5 million from $6.0 million during the same period of the prior year. The increase in cash used for financing activities includes:

•	We repaid $5.0 million of principal outstanding on the Term Loan B the same period of the prior year;
•	We paid $19.3 million at various times against the ABL Facility as compared to $5.5 million at various times during the same period of the prior year on the Revolver;
•	We repaid $10.3 million at various times against the ABL facility as compared to $6.3 million at various times during the same period of the prior year on the Revolver;
•	We paid $0.2 million of cash against deferred installments due under our purchase agreements during the same period of the prior year; and
•	We paid cash equity distributions of $1.7 million on our Class A and Class B common stock.

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

The indenture relating to the Notes (the “Indenture”) contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt unless our leverage ratio is less than the incurrence covenant; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. The amount of dividends or equity distributions made is not to exceed $2.0 million in any fiscal quarter or $20.0 million in the aggregate, so long as, after giving pro forma effect thereto, the Consolidated Total Debt Ratio would be less than or equal to 6.00 to 1.00.

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

We are required to pay $17.2 million per year in interest on the Notes. As of March 31, 2018, accrued interest on the Notes was $5.6 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three month period ended March 31, 2018, $0.2 million of debt issuance costs associated with the Notes were recognized as interest expense.

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

The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of the borrowers and their subsidiaries (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens, (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all assets to a third party, except as permitted thereby; (viii) to prepay indebtedness; and (ix) to pay dividends. The amount of dividends or equity distributions made is not to exceed $2.0 million in any fiscal quarter or $20.0 million in the aggregate, so long as, after giving pro forma effect thereto, the Consolidated Total Debt Ratio would be less than or equal to 6.00 to 1.00.

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three month period ended March 31, 2018, $46,000 of debt issue costs associated with the Notes was recognized as interest expense. There was no outstanding amount under the ABL Facility at March 31, 2018, therefore, the blended interest rate on amounts outstanding under the ABL Facility was 0%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. During the three month period ended March 31, 2017, approximately $48,000 of the discount associated with the Term Loan B was recognized as interest expense.

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

The following payments or prepayments of the Term Loan B were made during three months ended March 31, 2017:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
February 28, 2017	3,000	6
January 30, 2017	2,000	5

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. During the three month period ended March 31, 2017, approximately $132,000 of the debt issuance costs associated with the Term Loan B was recognized as interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. During the three month period ended March 31, 2017, we recorded amortization of deferred financing costs of approximately $17,000.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2017	As of March 31, 2018
	(Dollars in thousands)
6.75% Senior Secured Notes	$255,000	$255,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(5,774)	(5,550)
6.75% Senior Secured Notes net carrying value	249,226	249,450
Asset-Based Revolving Credit Facility principal outstanding	9,000	—
Capital leases and other loans	462	431
Long-term debt and capital lease obligations less unamortized debt issuance costs	258,688	249,881
Less current portion	(9,109)	(105)
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$249,579	$249,776

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2018:

•	There was no outstanding borrowings under the ABL Facility, with interest payments ranges from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;
•	$255.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and
•	Commitment fee of 0.25% to 0.375% on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2017 and March 31, 2018 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2018 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2019	$105
2020	107
2021	113
2022	106
2023	—
Thereafter	255,000
$255,431

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

Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™ The Magazine upon issuance of the May 2017 publication. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads. There were no indications of impairment during the period ended March 31, 2018.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 16.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

On March 27, 2013, we entered into an interest rate swap agreement with Wells Fargo that began on March 28, 2014 with a notional principal amount of $150.0 million. The agreement was entered to offset risks associated with the variable interest rate on the Term Loan B. Payments on the swap were due on a quarterly basis with a LIBOR floor of 0.625%. The swap was to expire on March 28, 2019 at a fixed rate of 1.645%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value were recognized in the current period statement of operations rather than through other comprehensive income. On May 19, 2017, we paid $0.8 million to terminate the interest rate swap. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves, which are classified within Level 2 inputs in the fair value hierarchy described below and in Note 16 to the accompanying Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

On May 19, 2017, we entered into the ABL Facility. The ABL Facility is a five-year $30.0 million (subject to borrowing base) revolving credit facility maturing on May 19, 2022. Amounts outstanding under the ABL Facility bear interest at a rate based on LIBOR plus a spread of 1.50% to 2.0% per annum based on a pricing grid depending on the average available amount for the most recently ended quarter or at the Base Rate (as defined in the Credit Agreement) plus a spread of 0.50% to 1.0% per annum based on a pricing grid depending on the average available amount for the most recently ended quarter. Additionally, we pay a commitment fee on the unused balance of 0.25% to 0.375% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then re-borrowed at our discretion without penalty or premium. As March 31, 2018, we did not have any outstanding derivative instruments.

FAIR VALUE OF DEBT

On May 19, 2017, we closed on a private offering of $255.0 million aggregate principal amount of 6.75% senior secured notes due 2024 (the “Notes”). The carrying amount of the Notes at March 31, 2018, was $255.0 million compared to the estimated fair value of $247.2 million based on the prevailing interest rates and trading activity of our Notes.

ACCCOUNTS RECIEVABLE

Our credit exposure related to our accounts receivable does not represent a significant concentration of credit risk due to the quantity of advertisers, the minimal reliance on any one advertiser, the multiple markets in which we operate and the wide variety of advertising business sectors.

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

There was no change in our internal control over financial reporting during the three month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”) a description of certain risks and uncertainties that could affect our business, future performance or financial condition. The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors, as updated and supplemented, prior to making an investment decision with respect to our stock. There are no material changes from the Risk Factors disclosed in the 2017 Annual Report and the Form 10-Q for the quarter ended March 31, 2018.

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

SALEM MEDIA GROUP, INC.
May 10, 2018
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 10, 2018
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10Q for the three months ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

