Form 10-Q
period 2018-06-30
SALEM MEDIA GROUP, INC. /DE/
filed 2018-08-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 3, 2018
Common Stock, $0.01 par value per share	20,627,916 shares

Class B	Outstanding at August 3, 2018
Common Stock, $0.01 par value per share	5,553,696 shares

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

2

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2017 (Note 1)	June 30, 2018 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3	$9
Trade accounts receivable (net of allowances of $11,019 in 2017 and $10,187 in 2018)	32,545	32,577
Unbilled revenue	2,298	3,106
Other receivables (net of allowances of $227 in 2017 and $143 in 2018)	820	727
Inventories (net of reserves of $1,657 in 2017 and $695 in 2018)	730	953
Prepaid expenses	6,824	7,207
Assets held for sale	3,500	8,025
Total current assets	46,720	52,604
Land held for sale	1,000	—
Notes receivable (net of allowance of $759 in 2017 and $507 in 2018)	53	35
Property and equipment (net of accumulated depreciation of $164,720 in 2017 and $166,599 in 2018)	99,480	96,423
Broadcast licenses	380,914	373,962
Goodwill	26,424	25,803
Other indefinite-lived intangible assets	313	313
Amortizable intangible assets (net of accumulated amortization of $47,179 in 2017 and $49,942 in 2018)	13,104	10,180
Deferred financing costs	550	418
Deferred income taxes	1,070	1,070
Other assets	3,191	3,768
Total assets	$572,819	$564,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,584	$4,228
Accrued expenses	9,281	12,050
Accrued compensation and related expenses	7,643	7,905
Accrued interest	1,445	1,416
Contract liabilities	12,763	11,400
Deferred rent expense	152	133
Income taxes payable	172	192
Current portion of long-term debt and capital lease obligations	9,109	12,020
Total current liabilities	42,149	49,344
Long-term debt and capital lease obligations, less current portion	249,579	240,260
Deferred income taxes	34,151	33,339
Deferred rent expense, long term	13,644	13,486
Contract liabilities, long-term	1,951	1,363
Other long-term liabilities	64	51
Total liabilities	341,538	337,843
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,932,451 and 22,941,201 issued and 20,614,801 and 20,623,551 outstanding at December 31, 2017 and June 30, 2018, respectively	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2017 and June 30, 2018, respectively	56	56
Additional paid-in capital	244,634	244,827
Accumulated earnings	20,370	15,629
Treasury stock, at cost (2,317,650 shares at December 31, 2017 and June 30, 2018)	(34,006)	(34,006)
Total stockholders’ equity	231,281	226,733
Total liabilities and stockholders’ equity	$572,819	$564,576

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Net broadcast revenue	$49,251	$50,563	$97,055	$98,613
Net digital media revenue	10,866	10,260	21,552	20,654
Net publishing revenue	5,995	5,449	12,485	10,800
Total net revenue	66,112	66,272	131,092	130,067
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $547 and $574 for the three months ended June 30, 2017 and 2018, respectively, and $1,114 and $1,135 for the six months ended June 30, 2017 and 2018, respectively, paid to related parties)	35,931	37,243	71,767	72,993
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,370	8,397	17,072	16,771
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,668	5,522	12,019	11,109
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $47 and $94 for the three months ended June 30, 2017 and 2018, respectively, and $139 and $157 for the six months ended June 30, 2017 and 2018, respectively, paid to related parties)	3,825	4,030	8,950	7,951
Depreciation	3,109	3,035	6,089	6,044
Amortization	1,143	1,476	2,285	2,954
Change in the estimated fair value of contingent earn-out consideration	(43)	72	(42)	72
Impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—
Net (gain) loss on the disposition of assets	(510)	5,154	(505)	5,159
Total operating expenses	57,493	64,929	117,654	123,053
Operating income	8,619	1,343	13,438	7,014
Other income (expense):
Interest income	1	—	2	2
Interest expense	(3,924)	(4,754)	(7,354)	(9,272)
Change in the fair value of interest rate swap	—	—	357	—
Gain (loss) on early retirement of long-term debt	(2,734)	234	(2,775)	234
Net miscellaneous income and (expenses)	—	(88)	—	(13)
Net income (loss) before income taxes	1,962	(3,265)	3,668	(2,035)
Provision for (benefit from) income taxes	690	(1,098)	1,336	(696)
Net income (loss)	$1,272	$(2,167)	$2,332	$(1,339)

Basic earnings (loss) per share data:
Basic earnings (loss) per share	$0.05	$(0.08)	$0.09	$(0.05)
Diluted earnings (loss) per share data:
Diluted earnings (loss) per share	$0.05	$(0.08)	$0.09	$(0.05)
Distributions per share	$0.07	$0.07	$0.13	$0.13
Basic weighted average shares outstanding	26,062,403	26,177,247	25,982,102	26,174,393
Diluted weighted average shares outstanding	26,593,366	26,177,247	26,442,146	26,174,393

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2018
OPERATING ACTIVITIES
Net income (loss)	$2,332	$(1,339)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	1,425	172
Depreciation and amortization	8,374	8,998
Amortization of deferred financing costs	357	587
Accretion of financing items	74	—
Accretion of acquisition-related deferred payments and contingent consideration	24	18
Provision for bad debts	796	796
Deferred income taxes	1,272	(812)
Change in the fair value of interest rate swap	(357)	—
Change in the estimated fair value of contingent earn-out consideration	(42)	72
Impairment of indefinite-lived long-term assets other than goodwill	19	—
(Gain) loss on early retirement of long-term debt	2,775	(234)
(Gain) loss on the disposition of assets	(505)	5,159
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	2,669	(1,099)
Inventories	(197)	(223)
Prepaid expenses and other current assets	(804)	(383)
Accounts payable and accrued expenses	(1,105)	488
Deferred rent expense	56	(166)
Contract liabilities	(405)	(1,970)
Other liabilities	(15)	(13)
Income taxes payable	(164)	20
Net cash provided by operating activities	16,579	10,071
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(4,768)	(4,680)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(52)	(7)
Escrow deposits paid related to acquisitions	(42)	(185)
Escrow deposits received related to radio station sale	—	2,045
Purchases of broadcast assets and radio stations	(130)	(1,100)
Purchases of digital media businesses and assets	(310)	(70)
Proceeds from sale of assets	600	1,791
Other	(289)	(399)
Net cash used in investing activities	(4,991)	(2,605)
FINANCING ACTIVITIES
Payments under Term Loan B	(263,000)	—
Payments to repurchase 6.75% Senior Secured Notes	—	(9,550)
Proceeds from borrowings under Revolver and ABL Facility	34,107	69,277
Payments on Revolver and ABL Facility	(24,583)	(66,374)
Payment of interest rate swap	(783)	—
Proceeds from bond offering	255,000	—
Refund (payment) of debt issuance costs	(6,368)	21
Payments of acquisition-related contingent earn-out consideration	(14)	(15)
Payments of deferred installments due from acquisition activity	(225)	—
Proceeds from the exercise of stock options	455	21
Payments of capital lease obligations	(62)	(59)
Payment of cash distribution on common stock	(3,388)	(3,402)
Book overdraft	(2,838)	2,621
Net cash used in financing activities	(11,699)	(7,460)
Net increase in cash and cash equivalents	(111)	6
Cash and cash equivalents at beginning of year	130	3
Cash and cash equivalents at end of period	$19	$9

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$4,849	$8,650
Cash paid for income taxes	$211	$95
Other supplemental disclosures of cash flow information:
Barter revenue	$2,565	$3,631
Barter expense	$2,348	$2,755
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$52	$7
Assets acquired under capital lease	$16	$56
Non-cash capital expenditures for property & equipment acquired under trade agreements	$—	$9
Debt issuance costs accrued	$465	$—

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

Information with respect to the three and six months ended June 30, 2018 and 2017 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2017. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

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

Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites BibleStudyTools.com™, Crosswalk.com®, GodVine.com™, iBelieve.com, GodTube.com™, OnePlace.com™, Christianity.com™, GodUpdates.com, CrossCards.com™, ChristianHeadlines.com, LightSource.com™, AllCreated.com, ChristianRadio.com™, CCMmagazine.com™, SingingNews.com™ and SouthernGospel.com™ and our conservative opinion website, collectively known as Townhall Media, include Townhall.com™, HotAir.com™, Twitchy.com, RedState.com, BearingArms.com, HumanEvents.com, and ConservativeRadio.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of June 30, 2018, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These include reclassifications of contract liabilities associated with the adoption of new revenue recognition guidance as of January 1, 2018.

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

Contract Assets - Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Condensed Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At June 30, 2018, our prepaid commission expense was $0.7 million.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. Additionally, new customers, existing customers without approved credit terms and authors purchasing specific self-publishing services, are required to make payments in advance of the delivery of the products or performance of the services. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, including payments that are refundable if the customer cancels the contract according to the contract terms. Contract liabilities were historically recorded under the caption “deferred revenue” and are reported as current liabilities on our condensed consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. Long-term contract liabilities represent the amount of payments received in excess of revenue earned, including those that are refundable, when the time to fulfill the performance obligation is greater than one year. Our long-term liabilities consist of subscriptions with a term of two-years for which some customers have purchased and paid for multiple years.

Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2018	$12,763	$1,951
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(5,393)	—
Additional amounts recognized during the period	9,122	240
Revenue recognized during the period that was recorded during the period	(5,920)	—
Transfers	828	(828)
Balance, end of period June 30, 2018	$11,400	$1,363

Amount refundable at beginning of period	$12,450	$1,677
Amount refundable at end of period	$11,215	$1,363

We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2019	$11,400
2020	759
2021	254
2022	124
2023	74
Thereafter	152
$12,763

Significant Financing Component

The length of our typical sales agreement is less than 12 months, however, we may sell subscriptions with a two-year term. The balance of our long-term contract liabilities represent the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between July 1, 2019 and June 30, 2020. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC Topic 606.

We noted that self-publishing contracts may exceed a one year term due to the length of time for an author to submit and approve a manuscript for publication. The author may pay for publishing services in installments over the production time line with payments due in advance of performance. The timing of the transfer of goods and services under self-publishing arrangements are at the discretion of the author and based on future events that are not substantially within our control. We require advance payments to provide us with protection from incurring costs for products that are unique and only sellable to the author. Based on these considerations, we have concluded that our self-publishing contracts do not contain a significant financing component under ASC Topic 606.

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

Trade and barter revenues and expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Net broadcast barter revenue	$1,222	$1,841	$2,525	$3,531
Net digital media barter revenue	—	48	—	93
Net publishing barter revenue	14	6	40	7

Net broadcast barter expense	$1,046	$1,487	$2,265	$2,753
Net digital media barter expense	—	—	—	—
Net publishing barter expense	8	2	83	2

Practical Expedients and Exemptions

We have elected certain practical expedients and policy elections as permitted under ASC Topic 606 as follows:

•	We applied the transitional guidance to contracts that were not complete at the date of our initial application of ASC Topic 606 on January 1, 2018.

•	We adopted the practical expedient related to not adjusting the promised amount of consideration for the effects of a significant financing component if the period between transfer of product and customer payment is expected to be less than one year at the time of contract inception;

•	We made the accounting policy election to not assess promised goods or services as performance obligations if they are immaterial in the context of the contract with the customer;

•	We made the accounting policy election to exclude sales and similar taxes from the transaction price;

•	We made the accounting policy election to treat shipping and handling costs that occur after control transfers as fulfillment activities instead of assessing such activities as separate performance obligations; and

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following table presents our revenues disaggregated by revenue source for each of our three operating segments:

	Six Months Ended June 30, 2018
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$24,802	$-	$-	$24,802
Block Programming - Local	16,302	-	-	16,302
Spot Advertising - National	8,256	-	-	8,256
Spot Advertising - Local	27,789	-	-	27,789
Infomercials	1,006	-	-	1,006
Network	9,599	-	-	9,599
Digital Advertising	3,355	10,877	236	14,468
Digital Streaming	397	2,262	-	2,659
Digital Downloads and eBooks	-	2,496	642	3,138
Subscriptions	524	3,800	483	4,807
Book Sales and e-commerce	260	1,042	6,334	7,636
Self-Publishing fees	-	-	2,502	2,502
Advertising - Print	14	-	268	282
Other Revenues	6,309	177	335	6,821
	$98,613	$20,654	$10,800	$130,067
Timing of Revenue Recognition
Point in Time	$97,593	$20,600	$10,760	$128,953
Rental Income	1,020	54	40	1,114
	$98,613	$20,654	$10,800	$130,067

(1)	Rental income is not applicable to ASC Topic 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Condensed Consolidated Financial Statements within this report on Form 10-Q.

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

Subscriptions. We recognize revenue from the sale of subscriptions for financial publication digital newsletters, digital magazines, podcast subscriptions for on-air content, and subscriptions to our print magazine. Subscription terms typically range from three months to two years, with a money-back guarantee for the first 30 days. Refunds after the first 30 day period are considered on a pro-rata basis based on the number of publications issued and delivered. Payments are due in advance of delivery and can be made in full upon subscribing or in quarterly installments. Cash received in advance of the subscription term, including amounts that are refundable, is recorded in contract labilities. Revenue is recognized ratably over the subscription term at the point in time that each publication is transmitted or shipped, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Revenue is reported net of estimated cancellations, which are based on our experience and historical cancellation rates during the cancellable period.

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02, as described below. We will adopt the new standard on its effective date of January 1, 2019. This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders.  Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018.  The ASU makes improvements to the following aspects of the guidance in ASC 842: residual value guarantees, rate implicit in the lease, lessee’s reassessment of lease classification, lessor’s reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance related to amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under ASC 840, transition guidance related to modifications to leases previously classified as direct financing or sale-type leases under ASC 840, transition guidance related to sale-and-leaseback transactions, impairment of net investment in the lease, unguaranteed residual assets, effect of initial direct costs on rate implicit in the lease and failed sale-and-leaseback transaction. The guidance in this ASU is not expected to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. ASU 2018-09 provides minor corrections and clarifications that affect a variety of topics in the Codification. Several updates are effective upon issuance of the update while others have transition guidance for effective dates in the future. The adoption of this ASU will not have a material impact on our future financial position, results of operations, cash flows, or presentation thereof.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment. ASU 2018-07 aligns the accounting for share based payments granted to non-employees with that of share based payments granted to employees. The standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years with early adoption permitted. We plan to adopt the new standard on its effective date of January 1, 2021. The adoption of this accounting standard will not have a material impact on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“The Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act to improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. We plan to adopt the new standard on its effective date of January 1, 2019. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. ASU 2018-01 is effective with ASU 2016-02 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We plan to adopt the new standard on its effective date of January 1, 2019. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof. .

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We plan to adopt the new standard on its effective date of January 1, 2019. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium to a shorter period based on the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We plan to adopt the new standard on its effective date of January 1, 2019. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We plan to adopt the new standard on its effective date of January 1, 2019. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In October 2016, the FASB issued ASU 2016-16 Intra-Entity Transfers of Assets Other Than Inventory” which modifies existing guidance for the accounting for income tax consequences of intra-entity transfers of assets. This ASU requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, and interim reports within those fiscal years, with early adoption permitted only as of the first quarter of a fiscal year. We plan to adopt the new standard on its effective date of January 1, 2019. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We plan to adopt the new standard on its effective date of January 1, 2020. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 requires additional disclosures including the significant judgments made by management to provide insight into the revenue and expense to be recognized from existing contracts and the timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We plan to elect the practical expedients upon transition to retain the existing lease classification and retain the treatment of any initial direct costs for leases in existence prior to adoption of the standard. We are reviewing our existing lease contracts and implementing the necessary changes to our systems. The adoption of ASC 842 will have a material impact on our consolidated balance sheet, but is not expected to have a material impact on our consolidated income statements. We will adopt the new standard on its effective date of January 1, 2019. We have not yet determined the dollar impact of recording operating leases on our consolidated balance sheet. Our existing credit facility stipulates that our covenants are based on GAAP as of the agreement date. Therefore, the material impact of recording right-to-use assets and lease liabilities on our consolidated balance sheet will not impact our debt covenants.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 71% of our total assets as of June 30, 2018 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 93% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 7%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

During the second quarter of 2018, we entered into an agreement to sell radio station KGBI-FM at a price that is less than our carrying amount. When considering this sale price during our qualitative assessment, we noted it was more likely than not that the fair value of the Omaha market cluster was less than its carrying amount. We performed the first step of the two-step impairment test by estimating the fair value of the market cluster remaining to the carrying value. The first step test indicated that the fair value of the market cluster exceeded the carrying amount by 7%. We did not perform step 2 of the impairment test based on these results.

The estimated fair value of the Omaha market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of an FCC license is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the FCC license. This approach eliminates factors that are unique to the operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the FCC license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the FCC License. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

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
(4)	duration of the “ramp-up” period to reach normalized operations, (which was assumed to be three years),
(5)	estimated start-up costs (based on market size),
(6)	ongoing replacement costs of fixed assets and working capital,

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Long-term market revenue growth rate	1.9%
Operating profit margin ranges	(13.9)% - 30.8%
Risk-adjusted discount rate	9.0%

There were no other indications of impairment during the period ended June 30, 2018. During the period ended June 30, 2017, we recorded an impairment charge of $19,000 associated with mastheads based on our decision to cease publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon delivery of the May 2017 print publications.

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

There were no indications of impairment during the period ended June 30, 2018. We reviewed long-lived assets associated with Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine as of March 31, 2017, due to our decision to cease publishing these magazines as of the May 2017 issue. We recorded a $1.9 million decrease in the cost and a $1.9 million decrease in the accumulated amortization for fully amortized assets, including subscriber lists and domain names associated with these magazines. There was no impairment loss or adjustment required to the previously estimated useful lives of these assets.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the six month period ended June 30, 2018, we completed or entered into the following transactions:

Debt

On May 4, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.8 million, or at a price equal to 94.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $0.1 million after bond issue costs associated with the Notes were adjusted for the repurchase.

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

Equity

On May 31, 2018, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on June 29, 2018 to all Class A and Class B common stockholders of record as of June 15, 2018.

On February 28, 2018, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on March 28, 2018 to all Class A and Class B common stockholders of record as of March 14, 2018.

Acquisitions

On June 25, 2018, we closed on the acquisition of radio station KDXE-FM (formerly KZTS-FM) in Little Rock, Arkansas for $1.1 million in cash. We began programming the station under an LMA that began on April 1, 2018. We recorded goodwill of approximately $7,400 attributable to the additional audience reach obtained and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this station as of the LMA date within the broadcast operating segment.

On April 19, 2018, we acquired the HearItFirst.com domain name and related social media assets for $70,000 in cash.

A summary of our business acquisitions and asset purchases during the six month period ended June 30, 2018, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
June 25, 2018	KDXE-FM (formerly KZTS-FM), Little Rock, Arkansas (business acquisition)	$1,100
April 19, 2018	HearItFirst.com (asset purchase)	70
		$1,170

The fair value of the net assets acquired was allocated as follows:

	Net Broadcast	Net Digital Media	Net Total
	Assets Acquired	Assets Acquired	Assets Acquired
	(Dollars in thousands)
Assets
Property and equipment	$32	$30	$62
Broadcast licenses	1,061	—	1,061
Goodwill	7	—	7
Customer lists and contracts	—	40	40
	$1,100	$70	$1,170

Divestitures

On June 20, 2018, we closed on the sale of radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash. The buyer had been operating the station under an LMA as of January 8, 2018. We recorded a pre-tax gain on the sale of $0.2 million.

On May 24, 2018, we closed on the sale of land in Covina, California for $0.8 million dollars. The original APA was for $1.0 million and was to close in the latter half of 2020. We accepted the revised purchase price of $0.8 million and recorded a $0.2 million pre-tax loss based on the earlier closing date. The land, which was not used in operations, was recorded in long-term land held for sale based on the original APA term.

We programmed radio station KHTE-FM, in Little Rock, Arkansas, under a TBA that began on April 1, 2015. We had the option to acquire the station for $1.2 million in cash during the TBA period. We ceased operating the station on April 30, 2018 and did not exercise our purchase option. We paid the licensee a $0.1 million fee for not exercising our option to purchase the station.

On December 29, 2017, we entered into two LMAs to program radio stations KPAM-AM and KKOV-AM in Portland, Oregon. We began operating the radio stations on January 2, 2018. The LMAs had an original term of up to 12-months. The LMAs terminated on March 30, 2018 when the radio stations were sold to another party. The accompanying Condensed Consolidated Statements of Operations reflects the operating results of these entities during the LMA term.

Pending Transactions

On June 19, 2018, we entered into an APA to acquire the Childrens-Minsitry-Deals.com website for $3.7 million in cash. We will pay $3.5 million in cash upon closing and $0.2 million in cash plus interest at an annual rate of 5% twelve months from closing provided that the seller meet certain post-closing requirements with regard to intellectual property. Childrens-Minsitry-Deals.com offers biblically based curriculums for children ages 3 through age 18. The sale closed on July 24, 2018.

On April 26, 2018, we entered an agreement to exchange radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. We are currently operating radio station KPAM-AM under an LMA that was entered with the exchange agreement. We previously operated KPAM-AM under a separate LMA that began on January 2, 2018. The accompanying Condensed Consolidated Statements of Operations reflects the operating results of this station as of January 2, 2018. The exchange transaction is expected to close in the fourth quarter of 2018.

On May 18, 2018, we entered into an agreement to sell radio station KGBI-FM in Omaha, Nebraska for $3.2 million. We recorded an estimated loss on the sale of $3.2 million as of June 30, 2018, which reflects the sales price as compared to the carrying value of the assets and the estimated cost to sell. The assets of radio station KGBI-FM are reflected in Assets Held for Sale as of June 30, 2018. The sale closed on August 6, 2018.

On March 23, 2018, we entered into an APA to acquire radio station KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash. We have the rights to program the station under a TBA effective as of April 1, 2018. We entered an LMA with another party under which they will program the station. The sale closed on July 25, 2018.

On December 1, 2017, we entered into an agreement to sell radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida for $3.5 million in cash. The buyer began operating the radio station under an LMA as of the same date. The sale is expected to close in the third quarter of 2018. We recorded an estimated loss on the sale of assets of $4.8 million as of December 31, 2017, based on the probability of the sale, which reflected the sales price as compared to the carrying value of the assets and the estimated costs of the sale.

Assets Held for Sale

We record assets as held for sale in the period in which all of the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset or entity;
•	the asset or entity is available for immediate sale in its present condition;
•	an active program to locate a buyer and other actions required to complete the plan to sell have been initiated;

•	the sale is probable and transfer is expected to be completed within one year or as subject to approval of the FCC;

•	the asset or entity is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

When the held for sale criteria is met, but the disposal does not meet the criteria to be treated as discontinued operations, the assets or disposal group are reclassified from the corresponding balance sheet line items to Assets held for sale. Assets held for sale are carried at the lower of the carrying amount or fair value less cost to sell. We determined the fair value of these assets utilizing offers from third parties, which is a Level 3 measurement as discussed in Note 16.

During the second quarter of 2018, we committed to a plan to sell the radio stations in our Omaha market and it was likely at that time that the sale would proceed. Based on the ongoing negotiations, we recorded an estimated loss of $1.6 million based on the combined sale price of these stations. We signed the APA on July 23, 2018. At June 30, 2018, Assets Held for Sale consist of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida and radio stations in the Omaha, Nebraska market.

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

TradersCrux.com

We acquired the TradersCrux.com website and related assets for $0.3 million in cash on July 6, 2017. We paid $0.3 million in cash upon closing and may have paid up to an additional $0.1 million in contingent earn-out consideration within one year upon the achievement of income benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of TradersCrux.com to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $18,750, which approximated the discounted present value due to the earn-out of less than one year.

We reviewed the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimates used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified, up to the maximum future value outstanding under the contract of $0.1 million. We recorded an increase in the estimated fair value of the contingent earn-out consideration of $31,000 for the year ended December 31, 2017 and $75,000 for the period ended June 30, 2018 that is reflected in our results of operations. The increases reflect the achievement of the revenue targets based on actual results that exceeded our original estimates.

Portuguese Bible Mobile Application

We acquired a Portuguese Bible mobile application and related assets on June 8, 2017. We paid $65,000 in cash upon closing and may have paid up to an additional $20,000 in contingent earn-out consideration during the twelve month period ended June 8, 2018 based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Portuguese Bible mobile applications to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $16,500, which approximated the discounted present value due to the earn-out period of less than one year.

We reviewed the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimates used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified, up to the maximum future value outstanding under the contract of $20,000. We recorded an increase in the estimated fair value of the contingent earn-out consideration of $1,700 for the year ended December 31, 2017 and a net decrease of $3,200 for the period ended June 30, 2018 that is reflected in our operating results. The change reflects the likelihood of achieving the revenue targets based on actual results to date as compared to estimates in our original estimates. As of the end of the earn-out period in June 2018, we paid a total of $15,000 to the seller.

Turner Investment Products

We acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets on September 13, 2016. We paid $0.4 million in cash upon closing and may have paid up to an additional $0.1 million in contingent earn-out consideration payable over the next twelve months based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Turner’s investment products to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $66,000, which approximated the discounted present value due to the earn-out period of less than one year. We believe that our experience with digital subscriptions and websites provided a reasonable basis for our estimates.

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

Daily Bible Devotion

We acquired Daily Bible Devotion mobile applications on May 6, 2015. We paid $1.1 million in cash upon closing and may have paid up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of cumulative session benchmarks for each mobile application. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Bible Devotional Applications to achieve the session benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $165,000, which was recorded at the discounted present value of $142,000. The discount was accreted to interest expense over the two-year earn-out period. As of the end of the earn-out period on May 6, 2017, we recorded a net decrease of $4,000 in the estimated fair value of the contingent earn-out consideration based on actual session results at the end of the earn-out period that was reflected in our operating results for the year ended December 31, 2017. Over the total two-year earn out period, we paid a total of $75,000 in cash to the seller, with no cash payments made during the year ended December 31, 2017.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller is based upon net subscriber revenues achieved over a two-year period from date of close, of which we will pay the seller 50%. There is no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on our revenue projections at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount was accreted to interest expense over the two-year earn-out period. We recorded a net increase of $1,000 to the estimated fair value of the contingent earn-out consideration that was reflected in our results of operations for the six months ending June 30, 2017, due to actual net subscription revenues that were slightly higher than our prior estimate. We paid a total of $91,000 to the seller over the two year earn out period ended February 6, 2017, of which approximately $14,000 was paid during the year ended December 31, 2017.

NOTE 6. INVENTORIES

Inventories consist of finished goods including books from Regnery Publishing and wellness products. All inventories are valued at the lower of cost or net realizable value as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	December 31, 2017	June 30, 2018
	(Dollars in thousands)
Regnery Publishing book inventories	$2,038	$1,169
Reserve for obsolescence – Regnery Publishing	(1,621)	(689)
Inventory, net - Regnery Publishing	417	480
Wellness products	$349	$479
Reserve for obsolescence – Wellness products	(36)	(6)
Inventory, net - Wellness products	313	473
Consolidated inventories, net	$730	$953

NOTE 7. BROADCAST LICENSES

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators as discussed in Note 4 of our Condensed Consolidated Financial Statements.

Broadcast Licenses	Twelve Months Ended December 31, 2017	Six Months Ended June 30, 2018
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$494,058	$486,455
Accumulated loss on impairment	(105,541)	(105,541)
Balance, beginning of period after cumulative loss on impairment	388,517	380,914
Acquisitions of radio stations	191	1,061
Acquisitions of FM translators and construction permits	198	—
Capital projects to improve broadcast signal and strength	5	—
Dispositions of radio stations	(7,997)	(8,013)
Balance, end of period before cumulative loss on impairment	486,455	479,503
Accumulated loss on impairment	(105,541)	(105,541)
Balance, end of period after cumulative loss on impairment	$380,914	$373,962

NOTE 8. GOODWILL

The following table presents the changes in goodwill including acquisitions and divestitures as discussed in Note 4 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2017	Six Months Ended June 30, 2018
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$27,642	$28,453
Accumulated loss on impairment	(2,029)	(2,029)
Balance, beginning of period after cumulative loss on impairment	25,613	26,424
Acquisitions of radio stations	14	7
Acquisitions of digital media entities	810	—
Dispositions of radio stations	—	(628)
Sale of income generating broadcast business	(13)	—
Balance, end of period before cumulative loss on impairment	28,453	27,832
Accumulated loss on impairment	(2,029)	(2,029)
Ending period balance	$26,424	$25,803

NOTE 9. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	December 31, 2017	June 30, 2018
	(Dollars in thousands)
Land	$32,320	$31,684
Buildings	28,962	28,920
Office furnishings and equipment	37,583	37,778
Office furnishings and equipment under capital lease obligations	244	207
Antennae, towers and transmitting equipment	85,632	83,290
Antennae, towers and transmitting equipment under capital lease obligations	795	795
Studio, production and mobile equipment	29,697	29,186
Computer software and website development costs	24,477	25,596
Record and tape libraries	27	18
Automobiles	1,385	1,517
Leasehold improvements	19,003	19,010
Construction-in-progress	4,075	5,021
	$264,200	$263,022
Less accumulated depreciation	(164,720)	(166,599)
	$99,480	$96,423

Depreciation expense was approximately $3.0 million and $3.1 million for each of the three month periods ended June 30, 2018 and 2017, respectively, and $6.0 million and $6.1 million for the six month periods ended June 30, 2018 and 2017, respectively. Included in this amount is $20,000 and $43,000 for the three and six months ended June 30, 2018 and $23,000 and $46,000 for the three and six month periods ended June 30, 2017, on assets acquired under capital lease obligations. Accumulated depreciation associated with assets acquired under capital lease obligations was $703,000 and $755,000 at June 30, 2018 and December 31, 2017, respectively.

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	June 30, 2018
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,831	$(21,227)	$1,604
Domain and brand names	20,106	(15,670)	4,436
Favorable and assigned leases	2,256	(1,935)	321
Subscriber base and lists	8,797	(5,913)	2,884
Author relationships	2,771	(2,368)	403
Non-compete agreements	2,029	(1,497)	532
Other amortizable intangible assets	1,332	(1,332)	—
	$60,122	$(49,942)	$10,180

	December 31, 2017
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,865	$(20,888)	$1,977
Domain and brand names	20,109	(14,650)	5,459
Favorable and assigned leases	2,379	(2,028)	351
Subscriber base and lists	8,797	(4,701)	4,096
Author relationships	2,771	(2,237)	534
Non-compete agreements	2,029	(1,342)	687
Other amortizable intangible assets	1,333	(1,333)	—
	$60,283	$(47,179)	$13,104

Amortization expense was approximately $1.5 million and $1.2 million for each of the three month periods ended June 30, 2018 and 2017, respectively, and $3.0 million and $2.3 million for each of the six month periods ended June 30, 2018 and 2017, respectively. Based on the amortizable intangible assets as of June 30, 2018, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2018 (July – Dec)	$2,845
2019	3,776
2020	2,351
2021	796
2022	196
Thereafter	216
Total	$10,180

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

On May 4, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.8 million, or at a price equal to 94.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $0.1 million after bond issue costs associated with the Notes were adjusted for the repurchase.

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

Based on the amount of bonds outstanding at June 30, 2018, we are required to pay $16.5 million per year in interest on the Notes. As of June 30, 2018, accrued interest on the Notes was $1.4 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and six month periods ended June 30, 2018, $0.3 million and $0.5 million of debt issuance costs associated with the Notes were recognized as interest expense. During the three and six month periods ended June 30, 2017, $0.1 million of debt issuance costs associated with the Notes were recognized as interest expense.

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and month periods ended June 30, 2018, $52,000 and $0.1 million of debt issue costs associated with the Notes was recognized as interest expense. During the three and six month periods ended June 30, 2017, $24,000 of debt issue costs associated with the Notes were recognized as interest expense. The blended interest rate on amounts outstanding under the ABL Facility was 4.00%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For the three and six months ended June 30, 2017, approximately $26,000 and $74,000, respectively, of the discount associated with the Term Loan B was recognized as interest expense.

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

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For the three and six months ended June 30, 2017, approximately $71,000 and $203,000, respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For the three and six month period ended June 30, 2017, we recorded amortization of deferred financing costs of approximately $9,000 and $26,000, respectively.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	December 31, 2017	June 30, 2018
	(Dollars in thousands)
6.75% Senior Secured Notes	$255,000	$245,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(5,774)	(5,082)
6.75% Senior Secured Notes net carrying value	249,226	239,918
Asset-Based Revolving Credit Facility principal outstanding	9,000	11,903
Capital leases and other loans	462	459
Long-term debt and capital lease obligations less unamortized debt issuance costs	258,688	252,280
Less current portion	(9,109)	(12,020)
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$249,579	$240,260

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2018:

•	Outstanding borrowings of $11.9 million under the ABL Facility, with interest payments ranges from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$245.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2017 and June 30, 2018 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2018 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2019	$12,020
2020	118
2021	128
2022	87
2023	9
Thereafter	245,000
$257,362

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(Dollars in thousands)		(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$28	$76	$99	$100
Restricted stock shares compensation expense included in unallocated corporate expenses	—	—	875	—
Stock option compensation expense included in broadcast operating expenses	6	29	34	42
Restricted stock shares compensation expense included in broadcast operating expenses	—	—	224	—
Stock option compensation expense included in digital media operating expenses	5	18	19	23
Restricted stock shares compensation expense included in digital media operating expenses	—	—	124	—
Stock option compensation expense included in publishing operating expenses	5	3	14	7
Restricted stock shares compensation expense included in publishing operating expenses	—	—	36	—
Total stock-based compensation expense, pre-tax	$44	$126	$1,425	$172
Tax expense for stock-based compensation expense	(18)	(33)	(570)	(45)
Total stock-based compensation expense, net of tax	$26	$93	$855	$127

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and six month periods ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Expected volatility	41.82%	41.84%
Expected dividends	8.0%	7.89%
Expected term (in years)	7.4	7.4
Risk-free interest rate	2.95%	2.93%

Activity with respect to the company’s option awards during the six month period ended June 30, 2018 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2018	1,428,462	$5.20	$2.96	3.7 years	$653
Granted	642,000	3.30	1.86
Exercised	(8,750)	2.61	2.18		$12
Forfeited or expired	(50,625)	5.04	3.56		$11
Outstanding at June 30, 2018	2,011,087	$4.61	$2.60	4.5 years	$2,156
Exercisable at June 30, 2018	1,085,331	$5.44	$3.36	2.7 years	$742
Expected to Vest	879,005	$4.63	$2.62	4.5 years	$1,351

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 30, 2018 of $5.15 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the six month periods ended June 30, 2018 and 2017 was $0.3 million and $13,000, respectively.

As of June 30, 2018, there was $0.7 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

There were no restricted stock awards granted during the six month period ended June 30, 2018.

NOTE 13. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.1 million and $0.2 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six month periods ended June 30, 2018, respectively, in comparison to $44,000 and $1.4 million for the three and six month periods ended June 30, 2017, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2017:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
May 31, 2018	June 29, 2018	$0.0650	$1,701
February 28, 2018	March 28, 2018	$0.0650	$1,701
December 7, 2017	December 29, 2017	$0.0650	$1,701
September 12, 2017	September 29, 2017	$0.0650	$1,701
June 1, 2017	June 30, 2017	$0.0650	$1,697
March 9, 2017	March 31, 2017	$0.0650	$1,691

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

Options to purchase 2,011,087 and 1,490,404 shares of Class A common stock were outstanding at June 30, 2018 and 2017, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of June 30, 2018 and 2017 there were 101,877 and 530,963 dilutive shares, respectively.

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

As of June 30, 2018, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at June 30, 2018 was $245.0 million compared to the estimated fair value of $223.6 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. During the second quarter of 2018, we estimated the fair value of assets in our Omaha market cluster using significant unobservable inputs (Level 3) and recorded a loss on the disposition of assets of $4.8 million. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	June 30, 2018
	Carrying Value	Fair Value Measurement Category
	on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of assets held for sale	$8,025	$—	$—	$8,025
Estimated fair value of other indefinite-lived intangible assets	313	—	—	313
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	125	—	—	125
Long-term debt and capital lease obligations less unamortized debt issuance costs	252,280	—	223,563	—

NOTE 17. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change. We recognized no adjustments for our unrecognized tax benefits as of June 30, 2018 and 2017.

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

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $6.2 million as of June 30, 2018 to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

The table below presents financial information for each operating segment as of June 30, 2018 and 2017:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2018
Net revenue	$50,563	$10,260	$5,449	$—	$66,272
Operating expenses	37,243	8,397	5,522	4,030	55,192
Net operating income (loss) before depreciation, amortization and net loss on the disposition of assets	$13,320	$1,863	$(73)	$(4,030)	$11,080
Depreciation	1,911	767	129	228	3,035
Amortization	10	1,223	242	1	1,476
Change in the estimated fair value of contingent earn-out consideration	—	72	—	—	72
Net loss on the disposition of assets	5,154	—	—	—	5,154
Net operating income (loss)	$6,245	$(199)	$(444)	$(4,259)	$1,343

Three Months Ended June 30, 2017
Net revenue	$49,251	$10,866	$5,995	$—	$66,112
Operating expenses	35,931	8,370	5,668	3,825	53,794
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairment and net gain on the disposition of assets	$13,320	$2,496	$327	$(3,825)	$12,318
Depreciation	1,929	820	162	198	3,109
Amortization	18	816	308	1	1,143
Change in the estimated fair value of contingent earn-out consideration	—	(43)	—	—	(43)
Net gain on the disposition of assets	(494)	—	(16)	—	(510)
Net operating income (loss)	$11,867	$903	$(127)	$(4,024)	$8,619

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2018
Net revenue	$98,613	$20,654	$10,800	$—	$130,067
Operating expenses	72,993	16,771	11,109	7,951	108,824
Net operating income (loss) before depreciation, amortization and net loss on the disposition of assets	$25,620	$3,883	$(309)	$(7,951)	$21,243
Depreciation	3,769	1,569	260	446	6,044
Amortization	20	2,448	485	1	2,954
Change in the estimated fair value of contingent earn-out consideration	—	72	—	—	72
Net loss on the disposition of assets	5,159	—	—	—	5,159
Net operating income (loss)	$16,672	$(206)	$(1,054)	$(8,398)	$7,014

Six Months Ended June 30, 2017
Net revenue	$97,055	$21,552	$12,485	$—	$131,092
Operating expenses	71,767	17,072	12,019	8,950	109,808
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairment and net gain on the disposition of assets	$25,288	$4,480	$466	$(8,950)	$21,284
Depreciation	3,748	1,597	356	388	6,089
Amortization	35	1,634	615	1	2,285
Change in the estimated fair value of contingent earn-out consideration	—	(42)	—	—	(42)
Impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—	19
Net gain on the disposition of assets	(496)	—	(9)	—	(505)
Net operating income (loss)	$22,001	$1,291	$(515)	$(9,339)	$13,438

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2018
Inventories, net	$—	$473	$480	$—	$953
Property and equipment, net	81,834	5,955	1,075	7,559	96,423
Broadcast licenses	373,962	—	—	—	373,962
Goodwill	2,960	20,947	1,888	8	25,803
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	320	7,393	2,462	5	10,180

As of December 31, 2017
Inventories, net	$—	$313	$417	$—	$730
Property and equipment, net	83,901	6,173	1,281	8,125	99,480
Broadcast licenses	380,914	—	—	—	380,914
Goodwill	3,581	20,947	1,888	8	26,424
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	351	9,801	2,947	5	13,104

NOTE 20. SUBSEQUENT EVENTS

On August 7, 2018, we acquired Just1Word for $300,000 in cash with up to an additional $100,000 of contingent earn-out consideration to be paid over the next two years based on the achievement of certain revenue benchmarks. Just1Word is a Bible Reader with fully formatted text with multiple versions and languages available.

On August 6, 2018, we sold radio station KGBI-FM in Omaha, Nebraska for $3.2 million. We recorded an estimated loss on the sale of $3.2 million as of June 30, 2018, which reflects the sales price as compared to the carrying value of the assets and the estimated cost to sell. The assets of radio station KGBI-FM are reflected in Assets Held for Sale as of June 30, 2018.

On July 25, 2018, we acquired radio station KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash.

On July 24, 2018, we acquired the Childrens-Minsitry-Deals.com website for $3.7 million in cash. We paid $3.5 million in cash upon closing and $0.2 million in cash plus interest at an annual rate of 5% twelve months from closing provided that the seller meet certain post-closing requirements with regard to intellectual property. Childrens-Minsitry-Deals.com offers biblically based curriculums for children ages 3 through age 18.

On July 23, 2018, we entered into an APA to sell KCRO-AM and KOTK-AM in Omaha, Nebraska for $1.4 million in cash. We previously recorded these assets as held for sale and recorded a loss of $1.6 million as of June 30, 2018. The buyer will begin programming the stations under an LMA on August 8, 2018. The transaction is expected to close in the second half of 2018.

On July 17, 2018, we entered into an APA to acquire the Hilary Kramer Financial Newsletter assets for $400,000 in cash. The transaction is expected to close in the third quarter of 2018.

On July 10, 2018, we entered into an APA to acquire radio station KTRB-AM in San Francisco, California for $5.1 million in cash from a related party. We have been operating the radio station under an LMA from June 24, 2016. The transaction is subject to the approval of the FCC and is expected to close in the third quarter of 2018.

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

In each of our operating segments, the rates we are able to charge for air-time, advertising and other products and services are dependent upon several factors, including:

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

Contemporary Christian Music. We currently program 12 of our radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format, branded “Safe for the Whole Family”, features sounds and lyrics that listeners of all ages can enjoy and appreciate. The CCM genre continues to be popular. We believe that the listener base for CCM is underserved in terms of radio coverage, particularly in larger markets, and that our stations fill an otherwise void area in listener choices.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange air time or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter air time or digital campaign in favor of customers who purchase the air time or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the six month period ended June 30, 2018, 96% of our broadcast revenue was sold for cash compared to 97% during the same period of the prior year.

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

Publishing

Our publishing operations include book publishing through Regnery Publishing, print magazines and our self-publishing services. Regnery Publishing has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn, Sebastian Gorka, Dinesh D’Souza and Second Lady Pence. Books are sold in traditional printed form and as eBooks.

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

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 13.8% and 19.6%, respectively, of our net broadcast advertising revenue for the six month period ended June 30, 2018.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following factors affected our results of operations and cash flows for the three months ended June 30, 2018 as compared to the same period of the prior year:

Financing

•	On May 4, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.8 million, or at a price equal to 94.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $0.1 million after bond issue costs associated with the Notes were adjusted for the repurchase.

•	On April 10, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.9 million, or at a price equal to 96.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $63,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

•	On April 9, 2018, we repurchased $2.0 million of the 6.75% Senior Secured Notes for $1.9 million, or at a price equal to 96.5% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $27,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

Acquisitions / Divestitures

•	On June 25, 2018, we closed on the acquisition of radio station KDXE-FM (formerly KZTS-FM) in Little Rock, Arkansas for $1.1 million in cash. We began programming the station under an LMA that began on April 1, 2018. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this station as of the LMA date within the broadcast operating segment.

•	On April 19, 2018, we acquired the HearItFirst.com domain name and related social media assets for $70,000 in cash.

•	On June 20, 2018, we closed on the sale of radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash. The buyer had been operating the station under an LMA as of January 8, 2018. We recorded a pre-tax gain on the sale of $0.2 million.

•	On May 24, 2018, we closed on the sale of land in Covina, California for $0.8 million dollars resulting in a $0.2 million pre-tax loss.

•	We programmed radio station KHTE-FM, in Little Rock, Arkansas, under a TBA that began on April 1, 2015. We ceased operating the station on April 30, 2018 and paid the licensee a $0.1 million fee for not exercising our option right to purchase the station.

•	On December 29, 2017, we entered into two LMAs to program radio stations KPAM-AM and KKOV-AM in Portland, Oregon. We began operating the radio stations on January 2, 2018. The LMAs had an original term of up to 12-months. The LMAs terminated on March 30, 2018 when the radio stations were sold to another party. The accompanying Condensed Consolidated Statements of Operations reflects the operating results of these entities during the LMA term.

•	Pending the closing of the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida, the buyer is operating the station under an LMA as of December 1, 2017.

Net Broadcast Revenue

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$49,251	$50,563	$1,312	2.7%	74.5%	76.3%
Same Station Net Broadcast Revenue	$48,395	$49,827	$1,432	3.0%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,
	2017		2018
	(Dollars in thousands)
Block Programming:
National	$12,170	24.7%	$12,396	24.5%
Local	8,386	17.0%	7,928	15.7%
	20,556	41.7%	20,324	40.2%
Broadcast Advertising:
National	3,343	6.8%	4,123	8.1%
Local	14,817	30.1%	14,554	28.8%
	18,160	36.9%	18,677	36.9%
Station Digital	1,977	4.0%	2,430	4.8%
Infomercials	620	1.3%	507	1.0%
Network	4,291	8.7%	4,989	9.9%
Other Revenue	3,647	7.4%	3,636	7.2%
Net Broadcast Revenue	$49,251	100.0%	$50,563	100.0%

The net decline in block programming revenue of $0.2 million reflects a $0.4 million decline in local programming revenue that was offset by a $0.2 million increase in national programming revenue. Declines in local programming revenue include a $0.2 million decline from WQVN-AM (formerly WKAT-AM) in Miami, Florida that is being operated under an LMA pending the sale and a $0.2 million decline that resulted from cancellations that we believe are due to increased competition from other broadcasters. Increases in national programming revenue include a $0.2 million increase from our Christian Teaching and Talk stations and a $0.1 million increase from our News Talk stations due to an increase in the number of programmers featured on-air that creates a higher demand for premium time slots, partially offset by a $0.1 million decline in revenue from our Business program stations. The increase in demand for premium time slots often results in realization of higher rates.

The net increase in advertising revenue, net of agency commissions, of $0.5 million reflects a $0.8 million increase in national advertising that was offset by a $0.3 million decrease in local advertising. Included in these amounts is a $0.5 million increase in political based advertising revenue associated with local and congressional elections. Excluding the impact of political revenue, advertising revenue would have remained consistent with the same period the prior year.

Digital revenue generated from our radio station and network websites increased $0.5 million, which reflects an increase in sales of $0.2 million from our CCM stations, a $0.1 million increase from our CTT stations and $0.1 million from our News Talk stations. We continue to expand our digital product offerings to include social media campaigns, search engine optimization, retargeted advertising and other services to address the move of advertising dollars to digital from broadcasting. There were no changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no changes in rates as compared to the same period of the prior year.

Network revenue increased by $0.7 million of which $0.2 million was due to an increase in political advertising revenue, $0.3 million in revenue generated from donor development campaigns and $0.1 million increase in SMR national spots revenue.

Other revenue remained decreased $11,000 due to a $0.3 million decrease in listener purchase program revenue due to lower demand from listeners to participate in sales incentives and discounts offered under vendor discount programs offset by $53,000 in LMA fees associated with WQVN-AM, Miami, Florida and $0.1 million increase in event revenue from an additional event that took place during the three months ended June 30, 2018 as compared to the same period of the prior year.

On a Same Station basis, net broadcast revenue increased $1.4 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,866	$10,260	$(606)	(5.6)%	16.4%	15.5%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended June 30,
	2017		2018
	(Dollars in thousands)
Digital Advertising, net	$5,997	55.2%	$5,437	53.0%
Digital Streaming	1,122	10.3	1,121	10.9
Digital Subscriptions	1,571	14.5	1,914	18.7
Digital Downloads	1,577	14.5	1,198	11.7
e-commerce	502	4.6	504	4.9
Other Revenues	97	0.9	86	0.8
Net Digital Media Revenue	$10,866	100.0%	$10,260	100.0%

Digital advertising revenue, net of agency commissions, decreased $0.6 million on a consolidated basis including a $0.4 million decline from Salem Web Network and a $0.3 million decline from our conservative opinion websites within Townhall Media that were offset by a $0.2 million increase from Eagle Financial Publications due to a $0.1 million increase in sales volume and a $0.1 million increase from Traders Crux, that was acquired on July 6, 2017. Changes in the Facebook newsfeed algorithm and from Google programmatic buying have negatively affected both the rate and volume of our desktop page views. Additionally, a small number of advertisers have moved to Facebook from our digital platform. Page views from Facebook declined 19% as compared to the same period of the prior year. To offset declines in page views generated from Facebook, we continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue from the mobile applications.

Digital streaming revenue was consistent with the same period of the prior year with negligible changes in sales volume and rates.

Digital subscription revenue increased by $0.3 million on a consolidated basis due to the August 2017 acquisition of Intelligence Reporter. Salem Web Network’s Churchstaffing.com increased $48,000 due to increased marketing efforts combined with a re-design of the website. There were no changes in subscriber rates as compared to the same period of the prior year.

Digital download revenue decreased by $0.4 million due to a lower volume of downloads generated from our church product websites, WorshipHouseMedia.com and SermonSpice.com, which did not benefit from Easter holiday purchases in the second quarter of 2018 as compared to the second quarter of 2017 due to the timing of the holiday. There were no changes in rates as compared to the same period of the prior year.

E-commerce revenue was consistent with the same period of the prior year. There was a 6% decrease in the number of products sold through our wellness website that was offset by an increase in the average unit price of 6%. The decrease in the number of products sold was directly related to a reduction in the amount of discounts that were offered during the period.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. There were no changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$5,995	$5,449	$(546)	(9.1)%	9.1%	8.2%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended June 30,
	2017		2018
	(Dollars in thousands)
Book Sales	$3,267	54.5%	$3,688	67.7%
Estimated Sales Returns & Allowances	(116)	(1.9)	(524)	(9.6)
E-Book Sales	416	6.9	298	5.5
Self-Publishing Fees	1,342	22.4	1,206	22.1
Print Magazine Subscriptions	298	5.0	232	4.3
Print Magazine Advertisements	201	3.3	133	2.4
Digital Advertising	202	3.4	126	2.3
Other Revenue	385	6.4	290	5.3
Net Publishing Revenue	$5,995	100.0%	$5,449	100.0%

On a consolidated basis, book sales increased by $0.4 million due to a $1.0 million increase in book sales from Regnery Publishing that was offset by a $0.6 million decrease from Salem Author Services. The $0.6 million decrease in Salem Author Service book sales was due to a reduction in the number of new authors obtained and the number of books sold with no significant changes in sale prices as compared to the same period of the prior year. Regnery Publishing book sales increased 41% in volume with no change in the average price per unit sold. Sales of books through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book. The $0.4 million increase in the estimated sales returns and allowances was based on a higher number of sales of Regnery Publishing print books.

Regnery Publishing e-book sales decreased $0.1 million due to a decrease of 4% in the average price per unit sold due to sales incentives offered. These decreases were partially offset by an 18% increase in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.1 million due to a decline in sales volume from Salem Author Services. Self-publishing fees charged to authors were comparable with the same period of the prior year.

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

Other revenue includes change fees, video trailers and website revenues. There were no changes in volume or rates as compared to the same period of the prior year. Other revenue from Eagle Regnery declined $0.1 million due a reduction in audio book rights sold as compared to 2017.

Broadcast Operating Expenses

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$35,931	$37,243	$1,312	3.7%	54.3%	56.2%
Same Station Broadcast Operating Expenses	$34,862	$36,113	$1,251	3.6%

Broadcast operating expenses increased by $1.3 million including a $0.6 million increase in advertising and events expense, a $0.5 million increase in employee related expenses including sales commissions, a $0.2 million increase in production and programming expenses, a $0.2 million increase in facility related costs and a $0.1 million increase in bad debt expense, offset by a $0.2 million decrease in music license fees and a $0.1 million decrease in employee benefit costs due to a lower volume of claims under our health insurance plan.

On a same-station basis, broadcast operating expenses increased by $1.3 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,370	$8,397	$27	0.3%	12.7%	12.7%

Digital media operating expense declined by $27,000 due to a $0.4 million decrease in employee related expenses due to a reduction in headcount, a $0.2 million decrease in royalties and a $0.1 million decrease in employee benefit costs due to lower volume of claims under our health insurance plan that were offset by a $0.5 million increase in streaming-related expenses and a $0.2 million increase in advertising expenses.

Publishing Operating Expenses

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,668	$5,522	$(146)	(2.6)%	8.6%	8.3%

Publishing operating expenses declined by $0.2 million of which $0.1 million was due to a reduction in the consolidated cost of goods sold. Cost of goods sold includes a $0.2 million decrease from a lower sales volume for Salem Author Services offset by a $0.2 million increase in Regnery Publishing. The gross profit margin for Regnery Publishing was 53% for the three months ended June 30, 2018 as compared to 37% for the same period of the prior year. The increase in the gross profit margin is due to an increase in the sale of books at a discount that resulted in no royalties due and the $0.1 million decline in audio book rights sold which have a lower margin. Regnery Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was consistent at 67% with the same period of the prior year. Additionally, there was a $0.1 million decrease in employee benefit costs due to lower volume of claims under our health insurance plan and a $0.1 million decrease in advertising and promotion expense that was offset by $0.1 million increase in employee related expenses.

Unallocated Corporate Expenses

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,825	$4,030	$205	5.4%	5.8%	6.1%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase is attributable to a $0.2 million increase in professional services associated with legal and accounting services associated with the implementation of the new revenue recognition standards and a $0.1 million increase in non-cash stock-based compensation that was offset by a $0.1 million decrease in employee related expenses.

Depreciation Expense

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,109	$3,035	$(74)	(2.4)%	4.7%	4.6%

Depreciation expense decreased $74,000 compared to the same period of the prior year. The decrease reflects the impact of recent capital expenditures associated with data processing equipment and computer software that have shorter estimated useful lives than towers and broadcast assets. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,143	$1,476	$333	29.1%	1.7%	2.2%

Amortization expense increased by $0.3 million compared to the same period of the prior year due to the acquisition of Intelligence Report and TeacherTube.com in August 2017, that was partially offset by reductions in the amortization of intangible assets associated with Mill City Press that are now fully amortized. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(43)	$72	$115	(267.4)%	(0.1)%	0.1%

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

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$(510)	$5,154	$5,664	(1,110.6)%	(0.8)%	7.8%

The net loss on the disposition of assets of $5.1 million for the three months period ended June 30, 2018 includes a $4.8 million estimated pre-tax loss on the sale of radio stations in Omaha, Nebraska, a $0.3 million pre-tax loss on the sale of land in Muth Valley, California, and a $0.2 million pre-tax loss on the sale of land in Covina, California that were partially offset by a $0.2 million pre-tax gain from the sale of radio station WBIX-AM in Boston, Massachusetts.

The net gain on the disposition of assets of $0.5 million for the three month period ended June 30, 2017 includes a $0.5 million gain from the sale of a former transmitter site in our Dallas, Texas market and a $16,000 net gain from the sale of assets associated with our print magazine segment that was partially offset with losses from various fixed asset disposals.

Other Income (Expense)

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$—	$(1)	(100.0)%	—%	—%
Interest Expense	(3,924)	(4,754)	(830)	21.2%	(5.9)%	(7.2)%
Gain (Loss) on Early Retirement of Long-Term Debt	(2,734)	234	2,968	(108.6)%	(4.1)%	0.4%
Net Miscellaneous Income and (Expenses)	—	(88)	(88)	(100.0)%	—%	(0.1)%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement prior to termination, and non-cash accretion associated with deferred installments and contingent earn-out consideration associated with our acquisition activity. The increase of $0.8 million reflects the Notes outstanding as of June 30, 2018 as compared to the Term Loan B during the same period of the prior year as well as the ABL as compared to the Revolver.

The gain on early retirement of long-term debt reflects repurchases of our 6.75% Senior Secured Notes at a price below face value resulting in a net pre-tax gain of $0.2 million. The loss on early retirement of long-term debt for the same period of the prior year reflects $0.6 million of the unamortized discount and $1.5 million of unamortized debt issuance costs associated with the payoff and termination of the Term Loan B on May 19, 2017, $0.1 million of unamortized debt issuance costs associated with the Revolver terminated on May 19, 2017, and a $0.6 million loss to exit and terminate our swap agreement on May 19, 2017.

Net miscellaneous income and expenses includes miscellaneous receipts such as usage fees for real estate properties and miscellaneous expenses. During the three months ended June 30, 2018, we paid a contract termination fee of $0.1 million for not exercising our option right to purchase radio station KHTE-FM in Little Rock, Arkansas.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$690	$(1,098)	$(1,788)	(259.1)%	1.0%	(1.7)%

We had a benefit from income taxes of $1.1 million compared to a provision of $0.7 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 33.6% for the three months ended June 30, 2018 compared to 35.2% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the Tax Act, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income (Loss)

	Three Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$1,272	$(2,167)	$(3,439)	(270.4)%	1.9%	(3.3)%

We recognized a net loss of $2.2 million for the three month period ending June 30, 2018 compared to net income of $1.3 million during the same period of the prior year. Net operating income was impacted by a $7.4 million increase in operating expenses that includes the $5.7 million unfavorable variance from losses on the disposition of assets, offset by a $0.1 million increase in net revenues. The impact of our operating results resulted in a $1.8 million decrease in our provision for income taxes that was offset by a $0.8 million increase in interest expense and the $2.9 million favorable impact of the loss on early-retirement of long-term debt in our results during the same period of the prior year.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following factors affected our results of operations and cash flows for the six months ended June 30, 2018 as compared to the same period of the prior year:

Financing

•	On May 4, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.8 million, or at a price equal to 94.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $0.1 million after bond issue costs associated with the Notes were adjusted for the repurchase.

•	On April 10, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.9 million, or at a price equal to 96.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $63,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

•	On April 9, 2018, we repurchased $2.0 million of the 6.75% Senior Secured Notes for $1.9 million, or at a price equal to 96.5% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $27,000 after bond issue costs associated with the Notes were adjusted for the repurchase

Acquisitions / Divestitures

•	On June 25, 2018, we closed on the acquisition of radio station KDXE-FM (formerly KZTS-FM) in Little Rock, Arkansas for $1.1 million in cash. We began programming the station under an LMA that began on April 1, 2018. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this station as of the LMA date within the broadcast operating segment.

•	On April 19, 2018, we acquired the HearItFirst.com domain name and related social media assets for $70,000 in cash.

•	On June 20, 2018, we closed on the sale of radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash. The buyer had been operating the station under an LMA as of January 8, 2018. We recorded a pre-tax gain on the sale of $0.2 million.

•	On May 24, 2018, we closed on the sale of land in Covina, California for $0.8 million dollars resulting in a $0.2 million pre-tax loss.

•	We programmed radio station KHTE-FM, in Little Rock, Arkansas, under a TBA that began on April 1, 2015. We ceased operating the station on April 30, 2018 and paid the licensee a $0.1 million fee for not exercising our option right to purchase the station.

•	On December 29, 2017, we entered into two LMAs to program radio stations KPAM-AM and KKOV-AM in Portland, Oregon. We began operating the radio stations on January 2, 2018. The LMAs had an original term of up to 12-months. The LMAs terminated on March 30, 2018 when the radio stations were sold to another party. The accompanying Condensed Consolidated Statements of Operations reflects the operating results of these entities during the LMA term.

•	Pending the closing of the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida, the buyer is operating the station under an LMA as of December 1, 2017.

Net Broadcast Revenue

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$97,055	$98,613	$1,558	1.6%	74.0%	75.8%
Same Station Net Broadcast Revenue	$95,450	$97,090	$1,640	1.7%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2017		2018
	(Dollars in thousands)
Block Programming:
National	$24,425	25.2%	$24,802	25.2%
Local	17,212	17.7%	16,302	16.5%
	41,637	42.9%	41,104	41.7%
Broadcast Advertising:
National	6,636	6.8%	8,256	8.4%
Local	29,024	29.9%	27,789	28.2%
	35,660	36.7%	36,045	36.6%
Station Digital	3,600	3.7%	4,276	4.3%
Infomercials	1,216	1.3%	1,006	1.0%
Network	8,640	8.9%	9,599	9.7%
Other Revenue	6,302	6.5%	6,583	6.7%
Net Broadcast Revenue	$97,055	100.0%	$98,613	100.0%

The net decline in block programming revenue of $0.5 million reflects a $0.9 million decline in local programming revenue that was offset by a $0.4 million increase in national programming revenue. Declines in local programming revenue resulted from cancellations that we believe are due to increased competition from other broadcasters and a $0.5 million decline from the loss of WQVN-AM (formerly WKAT-AM), operated under an LMA pending closing of the station sale. The increase in national programming revenue includes a $0.3 million increase from our Christian Teaching and Talk stations and a $0.2 million increase from our News Talk stations due to an increase in the number of programmers featured on-air that creates a higher demand for premium time slots, that was partially offset by a $0.1 million decrease from our Business News stations. The increase in demand for premium time slots often results in realization of higher rates. Annual renewals reflect a low single digit average rate increase with 95% of the programmers renewing.

The net increase in advertising revenue, net of agency commissions, of $0.4 million reflects a $1.6 million increase in national advertising that was offset by a $1.2 million decline in local advertising. Included in these amounts is a $0.9 million increase in political based advertising revenue associated with local and congressional elections. Excluding the impact of political revenue, the net decline in advertising revenue was $0.5 million, of which a $0.4 million decline in local spot revenue was from our CCM stations, primarily in our Dallas, Atlanta and Los Angeles markets. We believe that the decline in local advertising sales is due to increased competition for advertising sales. An increase in competition from other broadcasters and agencies reduces the number of advertisements placed on-air, that in turns creates lower demand and lower rates. The decline was partially offset by an increase in local advertising on our News Talk stations.

We continue to expand our digital product offerings to include social media campaigns, search engine optimization, retargeted advertising and other services to address the move of advertising dollars to digital from broadcasting. Digital revenue generated from our radio station and network websites increased $0.7 million, which reflects an increase of $0.3 million from our CCM stations, $0.3 million from our News Talk stations and $0.1 million from our CTT stations. There were no changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no changes in rates as compared to the same period of the prior year.

Network revenue increased by $0.9 million of which $0.4 million was due to an increase in political advertising revenue, $0.4 million was generated from donor development campaigns and $0.1 million was generated from SMR national spots revenue.

Other revenue increased $0.3 million including a $0.1 million increase in LMA fees associated with radio station WQVN-AM, Miami, Florida, and our Louisville market, and a $0.1 million increase in event revenue due to an additional event that took place during the six months ended June 30, 2018 as compared to the same period of the prior year.

On a Same Station basis, net broadcast revenue increased $1.6 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$21,552	$20,654	$(899)	(4.2)%	16.4%	15.9%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Six Months Ended June 30,
	2017		2018
	(Dollars in thousands)
Digital Advertising, net	$12,280	57.0%	$10,877	52.7%
Digital Streaming	2,264	10.5	2,263	11.0
Digital Subscriptions	3,120	14.5	3,799	18.4
Digital Downloads	2,694	12.5	2,496	12.1
e-commerce	1,013	4.7	1,042	5.0
Other Revenues	181	0.8	177	0.8
Net Digital Media Revenue	$21,552	100.0%	$20,654	100.0%

Digital advertising revenue, net of agency commissions, decreased $1.4 million on a consolidated basis including a $1.0 million decline from Salem Web Network and a $0.8 million decline from our conservative opinion websites within Townhall Media that were offset by a $0.4 million increase from Eagle Financial Publications due to a $0.1 million increase in sales volume and a $0.3 million increase from Traders Crux, that was acquired on July 6, 2017. Changes in the Facebook newsfeed algorithm and from Google programmatic buying have negatively affected both the rate and volume of our desktop page views. Additionally, a small number of advertisers have moved to Facebook from our digital platform. Page views from Facebook declined 28% as compared to the same period of the prior year. To offset declines in page views generated from Facebook, we continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue from the mobile applications.

Digital streaming revenue was consistent with the same period of the prior year with negligible changes in sales volume and rates.

Digital subscription revenue increased by $0.7 million on a consolidated basis due to the August 2017 acquisition of Intelligence Reporter. Salem Web Network’s Churchstaffing.com increased $0.1 million due to increased marketing efforts combined with a re-design of the website. There were no changes in subscriber rates as compared to the same period of the prior year.

Digital download revenue decreased by $0.2 million due to a lower volume of downloads generated from our church product websites, WorshipHouseMedia.com and SermonSpice.com. There were no changes in rates as compared to the same period of the prior year.

E-commerce revenue increased by $29,000 due to a 14% increase in the number of products sold through our wellness website that was offset by a decline in the average unit price of 9%. The increase in the number of products sold was largely due to discounts that were offered during the period as a result of increased competition in the online market place that is driving prices down.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. There were no changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$12,485	$10,800	$(1,685)	(13.5)%	9.5%	8.3%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Six Months Ended June 30,
	2017		2018
	(Dollars in thousands)
Book Sales	$7,961	63.8%	$7,604	70.4%
Estimated Sales Returns & Allowances	(1,374)	(11.0)	(1,548)	(14.3)
E-Book Sales	842	6.7	642	5.9
Self-Publishing Fees	2,876	23.0	2,502	23.2
Print Magazine Subscriptions	605	4.9	483	4.4
Print Magazine Advertisements	422	3.4	268	2.5
Digital Advertising	439	3.5	236	2.2
Other Revenue	714	5.7	613	5.7
Net Publishing Revenue	$12,485	100.0%	$10,800	100.0%

On a consolidated basis, book sales declined by $0.3 million of which $1.2 million was from Salem Author Services that was offset by a $0.9 million increase in book sales from Regnery Publishing. The $1.2 million decrease in Salem Author Service book sales was due to a reduction in the number of new authors obtained and the number of books sold with no significant changes in sale prices as compared to the same period of the prior year. Regnery Publishing book sales increased 13% in volume with a 1% decrease in the average price per unit sold. Sales of books through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book. The $0.2 million increase in the estimated sales returns and allowances was based on a higher number of sales of Regnery Publishing print books.

Regnery Publishing e-book sales decreased $0.2 million due to a decrease of 13% in the average price per unit sold due to sales incentives offered which was partially offset by a 9% increase in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.4 million due to a decline in sales volume from Salem Author Services. Self-publishing fees charged to authors were comparable with the same period of the prior year.

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

Other revenue includes change fees, video trailers and website revenues. There were no changes in volume or rates as comparted to the same period of the prior year. Eagle Regnery revenue declined $0.1 million due to a reduction in audio book rights sold as compared to 2017.

Broadcast Operating Expenses

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$71,767	$72,993	$1,226	1.7%	54.7%	56.1%
Same Station Broadcast Operating Expenses	$69,821	$70,694	$873	1.3%

Broadcast operating expenses increased by $1.2 million including a $1.0 million increase in employee related expenses including commissions, a $0.5 million increase in advertising and event expenses and a $0.2 million increase in facility-related expenses, that were offset by a $0.3 million decrease in employee benefit costs due to a lower volume of claims under our health insurance plan, a $0.2 million decrease in non-cash stock-based compensation expense and a $0.1 million decrease in bad debt expense.

On a same-station basis, broadcast operating expenses increased by $0.9 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$17,072	$16,771	$(301)	(1.8)%	13.0%	12.9%

Digital media operating expense declined by $0.3 million due to a $0.6 million decrease in employee related expenses due to a reduction in headcount, a $0.2 million reduction in sales-based commissions and incentives consistent with lower revenues, a $0.2 million decrease in royalties, a $0.2 million decrease in employee benefit costs due to lower volume of claims under our health insurance plan and a $0.1 million decrease non-cash stock-based compensation expense, that were offset by a $0.7 million increase in streaming-related expenses and a $0.3 million increase in advertising expenses.

Publishing Operating Expenses

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$12,019	$11,109	$(910)	(7.6)%	9.2%	8.5%

Publishing operating expenses declined by $0.9 million of which $0.5 million was due to a reduction in the consolidated cost of goods sold. Cost of goods sold includes a $0.7 million decrease from a lower sales volume for Salem Author Services and a $0.1 million decline for magazine publishing due to a reduction in the number of magazine titles published offset by a $0.3 million increase in Regnery Publishing due to an increase in book sales. The gross profit margin for Regnery Publishing was 53% for the six months ended June 30, 2018 as compared to 52% for the same period of the prior year as revenue growth outpaced material costs. Regnery Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was 67% for the six months ended June 30, 2018, as compared to 65% for the same period of the prior year due to lower material costs based on sales volume. Additionally, there was a $0.2 million decrease in advertising and promotion expense, a $0.1 million decline in payroll-related expenses due to reductions in headcount and a $0.1 million decrease in employee benefit costs due to lower volume of claims under our health insurance plan.

Unallocated Corporate Expenses

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$8,950	$7,951	$(999)	(11.2)%	6.8%	6.1%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The decrease of $1.0 million includes a $0.9 million reduction in non-cash stock-based compensation and a $0.2 million net decrease in the employee related expenses that was offset by a $0.1 million increase in professional services associated with legal services.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long Term Assets Other Than Goodwill	$19	$—	$(19)	(100.0)%	—%	—%

Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™ The Magazine upon issuance of the May 2017 publication. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads. There were no indications of impairment during the period ended June 30, 2018.

Depreciation Expense

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$6,089	$6,044	$(45)	(0.7)%	4.6%	4.6%

Depreciation expense decreased $45,000 compared to the same period of the prior year. The decrease reflects the impact of recent capital expenditures associated with data processing equipment and computer software that have shorter estimated useful lives than towers and broadcast assets. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,285	$2,954	$669	29.3%	1.7%	2.3%

Amortization expense increased by $0.7 million compared to the same period of the prior year due to the acquisitions of Trader’s Crux in July 2017 and Intelligence Report and TeacherTube.com in August 2017, that were partially offset by reductions in the amortization of intangible assets acquired with Mill City Press that are now fully amortized. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(42)	$72	$114	(271.4)%	—%	0.1%

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

Net (Gain) Loss on the Disposition of Assets

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$(505)	$5,159	$5,664	(1,121.6)%	(0.4)%	4.0%

The net loss on the disposition of assets of $5.1 million for the six month period ended June 30, 2018 includes a $4.8 million estimated loss on the sale of radio stations in Omaha, Nebraska, a $0.3 million pre-tax loss on the sale of land in Muth Valley, California, and a $0.2 million pre-tax loss on the sale of land in Covina, California offset by a $0.2 million pre-tax gain on the sale of radio station WBIX-AM in Boston, Massachusetts.

The net gain on the disposition of assets of $0.5 million for the six month period ended June 30, 2017 includes a $0.5 million gain from the sale of a former transmitter site in our Dallas, Texas market and a $16,000 net gain from disposals within our print magazine segment that was offset with losses from various fixed asset disposals.

Other Income (Expense)

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$2	$2	$—	—%	—%	—%
Interest Expense	(7,354)	(9,272)	(1,918)	26.1%	(5.6)%	(7.1)%
Change in the Fair Value of Interest Rate Swap	357	—	(357)	(100.0)%	0.3%	—%
Gain (Loss) on Early Retirement of Long-Term Debt	(2,775)	234	3,009	(108.4)%	(2.1)%	0.2%
Net Miscellaneous Income and (Expenses)	—	(13)	(13)	(100.0)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement prior to termination, and non-cash accretion associated with deferred installments and contingent earn-out consideration associated with our acquisition activity. The decrease of $1.9 million reflects the Notes outstanding as of June 30, 2018 as compared to the Term Loan B during the same period of the prior year as well as the ABL as compared to the Revolver.

The $0.4 million decline in the fair value of interest rate swap reflects the termination of our swap agreement on May 19, 2017, as comparted to the mark-to-market fair value adjustment during the same period of the prior year.

The gain on early retirement of long-term debt reflects the $10.0 million of repurchases of the 6.75% Senior Secured Notes at a price below face value resulting in a pre-tax gain of $0.2 million. The loss on early retirement of long-term debt for the same period of the prior year reflects $0.6 million of the unamortized discount and $1.5 million of unamortized debt issuance costs associated with the payoff and termination of the Term Loan B on May 19, 2017, $0.1 million of unamortized debt issuance costs associated with the Revolver terminated on May 19, 2017, and a $0.6 million loss to exit and terminate our swap agreement on May 19, 2017.

Net miscellaneous income and expenses includes miscellaneous receipts such as usage fees for real estate properties and miscellaneous expenses. During the period ended June 30, 2018, we paid a contract termination fee of $0.1 million for not exercising our option right to purchase radio station KHTE-FM in Little Rock, Arkansas. This was offset by insurance proceeds associated with hurricane Irma in Tampa, Florida market.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$1,336	$(696)	$(2,032)	(152.1)%	1.0%	(0.5)%

We had a benefit from income taxes of $0.7 million compared to a tax provision of $1.3 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 34.2% for the six months ended June 30, 2018 compared to 36.4% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the Tax Act, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income (Loss)

	Six Months Ended June 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$2,332	$(1,339)	$(3,671)	(157.4)%	1.8%	(1.0)%

We recognized a net loss of $1.3 million for the six month period ended June 30, 2018 compared to net income of $2.3 million during the same period of the prior year. Net operating income decreased $6.4 million due to a $5.4 million increase in operating expenses that reflect the $5.7 unfavorable impact on gain (loss) from the disposition of assets, and a $1.0 million decrease in net revenues. The impact of our operating results resulted in a $2.0 million decrease in our provision for income taxes that was offset by a $1.9 million increase in interest expense and the $0.4 million favorable impact of the mark-to-market on our results during the same period of the prior year and the $3.0 million favorable impact of the loss on early-retirement of long-term debt in our results during the same period of the prior year.

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

We define EBITDA as net income before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA before gains or losses on the disposition of assets, before changes in the estimated fair value of contingent earn-out consideration, before gains on bargain purchases, before the change in fair value of interest rate swaps, before impairments, before net miscellaneous income and expenses, before loss on early retirement of debt, before (gain) loss from discontinued operations and before non-cash compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP and should be viewed as a supplement to and not a substitute for or superior to our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$49,251	$50,563	$97,055	$98,613
Net broadcast revenue – acquisitions	―	(231)	―	(430)
Net broadcast revenue – dispositions	(175)	(64)	(294)	(231)
Net broadcast revenue – format change	(681)	(441)	(1,311)	(862)
Same Station net broadcast revenue	$48,395	$49,827	$95,450	$97,090

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$35,931	$37,243	$71,767	$72,993
Broadcast operating expenses – acquisitions	―	(395)	―	(725)
Broadcast operating expenses – dispositions	(364)	(79)	(569)	(232)
Broadcast operating expenses – format change	(705)	(656)	(1,377)	(1,342)
Same Station broadcast operating expenses	$34,862	$36,113	$69,821	$70,694

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$13,320	$13,320	$25,288	$25,620
Station operating loss –acquisitions	―	164	―	295
Station operating loss – dispositions	189	15	275	1
Station operating loss – format change	24	215	66	480
Same Station – Station Operating Income	$13,533	$13,714	$25,629	$26,396

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$49,251	$50,563	$97,055	$98,613
Less broadcast operating expenses	(35,931)	(37,243)	(71,767)	(72,993)
Station Operating Income	$13,320	$13,320	$25,288	$25,620

Net digital media revenue	$10,866	$10,260	$21,552	$20,654
Less digital media operating expenses	(8,370)	(8,397)	(17,072)	(16,771)
Digital Media Operating Income	$2,496	$1,863	$4,480	$3,883

Net publishing revenue	$5,995	$5,449	$12,485	$10,800
Less publishing operating expenses	(5,668)	(5,522)	(12,019)	(11,109)
Publishing Operating Income (Loss)	$327	$(73)	$466	$(309)

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Reconciliation of Net Income (loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income (loss)	$1,272	$(2,167)	$2,332	$(1,339)
Plus provision for (benefit from) income taxes	690	(1,098)	1,336	(696)
Plus net miscellaneous income and (expenses)	―	88	―	13
Plus (gain) loss on early retirement of long-term debt	2,734	(234)	2,775	(234)
Plus change in fair value of interest rate swap	―	―	(357)	―
Plus interest expense, net of capitalized interest	3,924	4,754	7,354	9,272
Less interest income	(1)	―	(2)	(2)
Net operating income	$8,619	$1,343	$13,438	$7,014
Plus (gain) loss on the disposition of assets	(510)	5,154	(505)	5,159
Plus change in the estimated fair value of contingent earn-out consideration	(43)	72	(42)	72
Plus impairment of indefinite-lived long-term assets other than goodwill	―	―	19	―
Plus depreciation and amortization	4,252	4,511	8,374	8,998
Plus unallocated corporate expenses	3,825	4,030	8,950	7,951
Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$16,143	$15,110	$30,234	$29,194

Station Operating Income	$13,320	$13,320	$25,288	$25,620
Digital Media Operating Income	2,496	1,863	4,480	3,883
Publishing Operating Income (Loss)	327	(73)	466	(309)
	$16,143	$15,110	$30,234	$29,194

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income (loss)	$1,272	$(2,167)	$2,332	$(1,339)
Plus interest expense, net of capitalized interest	3,924	4,754	7,354	9,272
Plus provision for (benefit from) income taxes	690	(1,098)	1,336	(696)
Plus depreciation and amortization	4,252	4,511	8,374	8,998
Less interest income	(1)	―	(2)	(2)
EBITDA	$10,137	$6,000	$19,394	$16,233
Plus (gain) loss on the disposition of assets	(510)	5,154	(505)	5,159
Plus change in the estimated fair value of contingent earn-out	(43)	72	(42)	72
consideration
Plus impairment of indefinite-lived long-term assets other than	―	―	19	―
goodwill
Plus changes the fair value of interest rate swap	―	―	(357)	―
Plus net miscellaneous income and expenses	―	88	―	13
Plus (gain) loss on early retirement of long-term debt	2,734	(234)	2,775	(234)
Plus non-cash stock-based compensation	44	126	1,425	172
Adjusted EBITDA	$12,362	$11,206	$22,709	$21,415

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

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

We have accounted for acquisitions for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. Approximately 71% of our total assets at June 30, 2018 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. There was a net increase of $72,000 to our estimated contingent earn-out liabilities during the six month period ended June 30, 2018 as compared to a net decrease to our estimated contingent earn-out liabilities of $42,000 for the same period of the prior year. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

Inventory Reserves

Inventories consist of finished goods, including published books and wellness products. Inventory is recorded at the lower of cost or net realizable value as determined on a First-In First-Out (“FIFO”) cost method. We reviewed historical data associated with book and wellness product inventories held by Regnery Publishing and our e-commerce wellness entities, as well as our own experiences to estimate the fair value of inventory on hand. Our analysis includes a review of actual sales returns, our allowances, royalty reserves, overall economic conditions and product demand. We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.8 million and $0.7 million at June 30, 2018 and December 31, 2017, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

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

For financial reporting purposes, we recorded a valuation allowance of $6.2 million as of June 30, 2018 and December 31, 2017 to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the six month period ended June 30, 2018, we did not recognize liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at June 30, 2018. Our evaluation was performed for all tax years that remain subject to examination, which range from 2013 through 2016. There is currently one tax examination in process. The City of New York began their audit of Salem’s 2013 and 2014 tax filings. We do not anticipate any material or significant results from the audit.

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

Our cash and cash equivalents increased to $9,000 as of June 30, 2018 as compared to $3,000 at December 31, 2017. Working capital decreased $1.3 million to $3.3 million at June 30, 2018 compared to $4.6 million at December 31, 2017. Included in working capital for the period ending June 30, 2018 is $4.5 million of assets held for sale for the radio stations in our Omaha market. Additionally, we had a $2.9 million increase in the outstanding balance on the ABL and a $5.6 million increase in accounts payable and accrued expenses.

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

Net cash provided by operating activities during the six month period ended June 30, 2018 decreased by $6.5 million to $10.1 million compared to $16.6 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	We had a net operating loss of $1.3 million compared to net income of $2.3 million for the same period of the prior year;
•	Net accounts receivable increased $32,000;
•	Unbilled revenue increased $0.1 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, increased to 64 days at June 30, 2018 compared to 59 days at June 30, 2017;
•	Net accounts payable and accrued expenses increased $5.6 million to $25.5 million for the six month period ended June 30, 2018 compared to a decrease of $3.6 million to $22.3 million for the same period of the prior year; and
•	Net inventories on hand increased $0.2 million to $1.0 million at June 30, 2018 compared to an increase of $0.2 million to $0.9 million for the same period of the prior year.

Investing Cash Flows

Our primary source of investing cash inflows includes proceeds from the disposition of assets or businesses. Our investing cash outflows include cash payments made to acquire businesses, to acquire property and equipment and to acquire intangible assets such as domain names. While our focus continues to be on deleveraging the company, we remain committed to explore and pursue strategic acquisitions.

In recent years, our acquisition agreements have contained contingent earn-out arrangements that are payable in the future based on the achievement of predefined operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should these acquisitions not meet our operational expectations.

We plan to fund future purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities. These transactions include pending acquisitions of radio station KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash, radio station KTRB-AM in San Francisco, California for $5.1 million in cash from a related party, Childrens-Ministry-Deals.com for $3.7 million in cash, and Hilary Kramer Financial Newsletter assets for $400,000 in cash.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur additional capital expenditures of approximately $8.8 million during 2018.

Net cash used in investing activities during the six month period ended June 30, 2018 decreased $2.4 million to $2.6 million compared to $5.0 million during the same period of the prior year. The decrease in cash used for investing activities includes:

•	Cash paid for acquisitions increased $0.7 million to $1.1 million compared to $0.4 million during the same period of the prior year;
•	Cash paid for capital expenditures decreased $0.1 million to $4.7 million compared to $4.8 million during the same period of the prior year; and
•	We received a $2.0 million escrow deposit for the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida.

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

During the six month period ending June 30, 2018, the principal balances outstanding under the Notes and ABL Facility ranged from $249.5 million to $264.0 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

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

Net cash used in financing activities during the six month period ended June 30, 2018 decreased by $4.2 million to $7.5 million from $11.7 million during the same period of the prior year. The decrease in cash used for financing activities includes:

•	We repaid $5.0 million of principal outstanding on the Term Loan B the same period of the prior year;
•	We paid the remaining principal balance outstanding on the Term Loan B of $258.0 million and terminated the Term Loan B;
•	We issued the 6.75% Senior Secured Notes and received gross proceeds of $255.0 million upon issuance;
•	We repaid $9.5 million of cash to repurchase $10.0 million in face value of the 6.75% Senior Secured Notes;
•	We received $69.3 million at various times against the ABL Facility as compared to $34.1 million at various times during the same period of the prior year on the Revolver;
•	We repaid $66.4 million at various times against the ABL facility as compared to $24.6 million at various times during the same period of the prior year on the Revolver;
•	We paid $0.2 million of cash against deferred installments due under our purchase agreements during the same period of the prior year;
•	The book overdraft increased $5.4 million to $2.6 million as of the period ended June 30, 2018 compared to $2.8 million for the same period of the prior year; and
•	We paid cash equity distributions of $3.4 million on our Class A and Class B common stock.

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

On May 4, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.8 million, or at a price equal to 94.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $0.1 million after bond issue costs associated with the Notes were adjusted for the repurchase.

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

Based on the amount of bonds outstanding at June 30, 2018, we are required to pay $16.5 million per year in interest on the Notes. As of June 30, 2018, accrued interest on the Notes was $1.4 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and six month periods ended June 30, 2018, $0.3 million and $0.5 million of debt issuance costs associated with the Notes were recognized as interest expense. During the three and six month periods ended June 30, 2017, $0.1 million of debt issuance costs associated with the Notes were recognized as interest expense.

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and month periods ended June 30, 2018, $52,000 and $0.1 million of debt issue costs associated with the Notes was recognized as interest expense. During the three and six month periods ended June 30, 2017, $24,000 of debt issue costs associated with the Notes were recognized as interest expense. The blended interest rate on amounts outstanding under the ABL Facility was 4.00%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For the three and six months ended June 30, 2017, approximately $26,000 and $74,000, respectively, of the discount associated with the Term Loan B was recognized as interest expense.

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

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For the three and six months ended June 30, 2017, approximately $71,000 and $203,000, respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For the three and six month period ended June 30, 2017, we recorded amortization of deferred financing costs of approximately $9,000 and $26,000, respectively.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	December 31, 2017	June 30, 2018
	(Dollars in thousands)
6.75% Senior Secured Notes	$255,000	$245,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(5,774)	(5,082)
6.75% Senior Secured Notes net carrying value	249,226	239,918
Asset-Based Revolving Credit Facility principal outstanding	9,000	11,903
Capital leases and other loans	462	459
Long-term debt and capital lease obligations less unamortized debt issuance costs	258,688	252,280
Less current portion	(9,109)	(12,020)
Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$249,579	$240,260

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2018:

•	Outstanding borrowings of $11.9 million under the ABL Facility, with interest payments ranges from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$245.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2017 and June 30, 2018 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2018 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2019	$12,020
2020	118
2021	128
2022	87
2023	9
Thereafter	245,000
$257,362

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

Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™ The Magazine upon issuance of the May 2017 publication. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads. There were no indications of impairment during the period ended June 30, 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of June 30, 2018, we did not have any outstanding derivative instruments.

FAIR VALUE OF DEBT

On May 19, 2017, we closed on a private offering of $255.0 million aggregate principal amount of 6.75% senior secured notes due 2024 (the “Notes”). The carrying amount of the Notes at June 30, 2018, was $245.0 million compared to the estimated fair value of $223.6 million based on the prevailing interest rates and trading activity of our Notes.

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

There was no change in our internal control over financial reporting during the six month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”) a description of certain risks and uncertainties that could affect our business, future performance or financial condition. The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors, as updated and supplemented, prior to making an investment decision with respect to our stock. There are no material changes from the Risk Factors disclosed in the 2017 Annual Report and the Form 10-Q for the quarter ended June 30, 2018.

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

SALEM MEDIA GROUP, INC.
August 8, 2018
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 8, 2018
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Employment Agreement dated July 1, 2018 between Salem Communications Holding Corporation and Stuart W. Epperson.					X
10.2	Employment Agreement dated July 1, 2018 between Salem Communications Holding Corporation and Christopher J. Henderson	8-K	000-26497	5/15/2018	99.1
10.3	Asset Purchase Agreement, dated July 10, 2018, by and between New Inspiration Broadcasting Company, Inc. and East Bay Broadcasting, LLC (KTRB(AM), San Francisco, CA).	8-K	000-26497	7/13/2018	10.1
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
101	The following financial information from the Quarterly Report on Form 10Q for the three and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

