Form 10-Q
period 2018-09-30
SALEM MEDIA GROUP, INC. /DE/
filed 2018-11-08
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 2, 2018
Common Stock, $0.01 par value per share	20,632,416 shares

Class B	Outstanding at November 2, 2018
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2017 (Note 1)	September 30, 2018 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3	$17
Trade accounts receivable (net of allowances of $11,019 in 2017 and $10,764 in 2018)	32,545	35,058
Unbilled revenue	2,298	2,149
Other receivables (net of allowances of $227 in 2017 and $163 in 2018)	820	898
Inventories (net of reserves of $1,657 in 2017 and $796 in 2018)	730	891
Prepaid expenses	6,824	7,376
Assets held for sale	3,500	1,375

Total current assets	46,720	47,764

Land held for sale	1,000	—
Notes receivable (net of allowance of $759 in 2017 and $748 in 2018)	53	217
Property and equipment (net of accumulated depreciation of $164,720 in 2017 and $167,934 in 2018)	99,480	96,712
Broadcast licenses	380,914	379,182
Goodwill	26,424	26,789
Other indefinite-lived intangible assets	313	313
Amortizable intangible assets (net of accumulated amortization of $47,179 in 2017 and $51,545 in 2018)	13,104	12,899
Deferred financing costs	550	397
Deferred income taxes	1,070	1,070
Other assets	3,191	3,590

Total assets	$572,819	$568,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,584	$4,583
Accrued expenses	9,281	10,877
Accrued compensation and related expenses	7,643	9,556
Accrued interest	1,445	5,521
Contract liabilities	12,763	12,348
Deferred rent expense	152	142
Income taxes payable	172	241
Current portion of long-term debt and capital lease obligations	9,109	10,228

Total current liabilities	42,149	53,496

Long-term debt and capital lease obligations, less current portion	249,579	240,182
Deferred income taxes	34,151	33,850
Deferred rent expense, long term	13,644	13,339
Contract liabilities, long-term	1,951	1,553
Other long-term liabilities	64	62

Total liabilities	341,538	342,482

Commitments and contingencies (Note 18)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,932,451 and 22,950,066 issued and 20,614,801 and 20,632,416 outstanding at December 31, 2017 and September 30, 2018, respectively	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2017 and September 30, 2018, respectively	56	56
Additional paid-in capital	244,634	245,040
Accumulated earnings	20,370	15,134
Treasury stock, at cost (2,317,650 shares at December 31, 2017 and September 30, 2018)	(34,006)	(34,006)

Total stockholders’ equity	231,281	226,451

Total liabilities and stockholders’ equity	$572,819	$568,933

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net broadcast revenue	$48,424	$48,812	$145,479	$147,425
Net digital media revenue	10,446	10,397	31,998	31,051
Net publishing revenue	6,563	6,319	19,048	17,119

Total net revenue	65,433	65,528	196,525	195,595

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $534 and $564 for the three months ended September 30, 2017 and 2018, respectively, and $1,648 and $1,699 for the nine months ended September 30, 2017 and 2018, respectively, paid to related parties)	37,040	37,158	108,807	110,151
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,169	8,021	25,241	24,792
Publishing operating expenses, exclusive of depreciation and amortization shown below	6,686	6,210	18,705	17,319
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $98 and $41 for the three months ended September 30, 2017 and 2018, respectively, and $237 and $198 for the nine months ended September 30, 2017 and 2018, respectively, paid to related parties)	4,233	3,987	13,183	11,938
Depreciation	3,082	3,032	9,171	9,076
Amortization	1,135	1,604	3,420	4,558
Change in the estimated fair value of contingent earn-out consideration	(12)	—	(54)	72
Impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—
Net (gain) loss on the disposition of assets	95	(759)	(410)	4,400

Total operating expenses	60,428	59,253	178,082	182,306

Operating income	5,005	6,275	18,443	13,289
Other income (expense):
Interest income	1	2	3	4
Interest expense	(4,802)	(4,507)	(12,156)	(13,779)
Change in the fair value of interest rate swap	—	—	357	—
Gain (loss) on early retirement of long-term debt	—	—	(2,775)	234
Net miscellaneous income and (expenses)	(80)	1	(80)	(12)

Net income (loss) before income taxes	124	1,771	3,792	(264)
Provision for (benefit from) income taxes	170	564	1,506	(132)

Net income (loss)	$(46)	$1,207	$2,286	$(132)

Basic earnings (loss) per share data:
Basic earnings (loss) per share	$—	$0.05	$0.09	$(0.01)
Diluted earnings (loss) per share data:
Diluted earnings (loss) per share	$—	$0.05	$0.09	$(0.01)
Distributions per share	$0.07	$0.07	$0.20	$0.20
Basic weighted average shares outstanding	26,144,796	26,183,910	26,036,333	26,177,565

Diluted weighted average shares outstanding	26,144,796	26,312,194	26,454,923	26,177,565

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2018
OPERATING ACTIVITIES
Net income (loss)	$2,286	$(132)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	1,693	363
Depreciation and amortization	12,591	13,634
Amortization of deferred financing costs	645	855
Accretion of financing items	74	—
Accretion of acquisition-related deferred payments and contingent consideration	32	24
Provision for bad debts	1,548	1,498
Deferred income taxes	1,409	(301)
Change in the fair value of interest rate swap	(357)	—
Change in the estimated fair value of contingent earn-out consideration	(54)	72
Impairment of indefinite-lived long-term assets other than goodwill	19	—
(Gain) loss on early retirement of long-term debt	2,775	(234)
(Gain) loss on the disposition of assets	(410)	4,400
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(463)	(3,829)
Inventories	(139)	(161)
Prepaid expenses and other current assets	(1,001)	(560)
Accounts payable and accrued expenses	5,152	7,224
Deferred rent expense	(3)	(304)
Contract liabilities	(577)	(2,380)
Other liabilities	(3)	(40)
Income taxes payable	(49)	69

Net cash provided by operating activities	25,168	20,198

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(6,800)	(6,513)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(50)	(77)
Escrow deposits paid related to acquisitions	(30)	—
Purchases of broadcast assets and radio stations	(1,662)	(6,534)
Purchases of digital media businesses and assets	(1,690)	(4,320)
Proceeds from sale of assets	602	8,518
Other	(224)	(398)

Net cash used in investing activities	(9,854)	(9,324)

FINANCING ACTIVITIES
Payments under Term Loan B	(263,000)	—
Payments to repurchase 6.75% Senior Secured Notes	—	(9,550)
Proceeds from borrowings under Revolver and ABL Facility	60,133	111,337
Payments on Revolver and ABL Facility	(53,980)	(110,137)
Payment of interest rate swap	(783)	—
Proceeds from bond offering	255,000	—
Payment of debt issuance costs	(6,837)	(11)
Payments of acquisition-related contingent earn-out consideration	(14)	(140)
Payments of deferred installments due from acquisition activity	(225)	—
Proceeds from the exercise of stock options	501	43
Payments of capital lease obligations	(93)	(73)
Payment of cash distribution on common stock	(5,089)	(5,104)
Book overdraft	(1,053)	2,775

Net cash used in financing activities	(15,440)	(10,860)

Net increase (decreased) in cash and cash equivalents	(126)	14
Cash and cash equivalents at beginning of year	130	3

Cash and cash equivalents at end of period	$4	$17

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$4,962	$8,794
Cash paid for income taxes, net of refunds	$128	$99
Other supplemental disclosures of cash flow information:
Barter revenue	$4,152	$5,018
Barter expense	$4,012	$4,223
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$50	$77
Net assets acquired and liabilities assumed in a non-cash acquisition	$2,852	$—
Deferred payments on acquisitions	$—	$326
Assets acquired under capital lease	$16	$56
Non-cash capital expenditures for property & equipment acquired under trade agreements	$—	$90
Debt issuance costs accrued	$132	$—

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

Information with respect to the three and nine months ended September 30, 2018 and 2017 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2017. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2017 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic multimedia company specializing in Christian and conservative content. Our media properties include radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 19 – Segment Data. Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio NetworkTM (“SRN”), SRN News NetworkTM (“SNN”), Today’s Christian MusicTM (“TCM”), Singing News RadioTM and Salem Media RepresentativesTM (“SMR”). SRN, SNN, TCM and Singing News Radio are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and general News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in ten U.S. cities, specializes in placing national advertising on religious and other format commercial radio stations. Each of our radio stations has a website specifically designed for that station from which our audience can access our entire library of digital content and online publications.

Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites BibleStudyTools.com™, Crosswalk.com®, GodVine.com™, iBelieve.com, GodTube.com™, OnePlace.com™, Christianity.com™, GodUpdates.comTM, CrossCards.com™, ChristianHeadlines.comTM, LightSource.com™, AllCreated.comTM, ChristianRadio.com™, CCMmagazine.com™, SingingNews.com™ and SouthernGospel.com™ and our conservative opinion website, collectively known as Townhall MediaTM, include Townhall.com®, HotAir.com™, Twitchy.comTM, RedState.comTM, BearingArms.comTM, HumanEvents.comTM, and ConservativeRadio.comTM. We also publish digital newsletters through Eagle Financial PublicationsTM, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including SermonSearch.com, ChurchStaffing.com™, WorshipHouseMedia.comTM, SermonSpice.com™, WorshipHouseKids.comTM, Preaching.comTM, ChristianJobs.com™, Youthworker.comTM and Childrens-Ministry-Deals.com, offer a variety of digital resources including videos, song tracks, sermon archives, job listings and Sunday school curriculum to pastors and Church leaders. E-commerce also includes wellness products through Newport Natural HealthTM, which is a seller of nutritional supplements.

Our web content is accessible through all of our radio station websites that feature content of interest to local audiences throughout the United States.

Our publishing operating segment includes three businesses: (1) Regnery PublishingTM, a traditional book publisher that has published dozens of bestselling books by leading conservative authors and personalities, including David Limbaugh, Sebastian Gorka, Ed Klein, Mark Steyn and Second Lady Karen Pence; (2) Salem Author Services, a self-publishing service for authors through Xulon Press, Mill City Press and Bookprinting.com; and (3) Singing News® a print magazine.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of September 30, 2018, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

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

Contract Assets - Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Condensed Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At September 30, 2018, our prepaid commission expense was $0.7 million.

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

Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2018	$12,763	$1,951
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(6,864)	—
Additional amounts recognized during the period	16,448	574
Revenue recognized during the period that was recorded during the period	(10,971)	—
Transfers	972	(972)

Balance, end of period September 30, 2018	$12,348	$1,553

Amount refundable at beginning of period	$12,450	$1,677
Amount refundable at end of period	$12,221	$1,553

We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2019	$12,348
2020	719
2021	354
2022	177
2023	101
Thereafter	202

$13,901

Significant Financing Component

The length of our typical sales agreement is less than 12 months, however, we may sell subscriptions with a two-year term. The balance of our long-term contract liabilities represent the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between July 1, 2019 and September 30, 2020. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC Topic 606.

Our self-publishing contracts may exceed a one year term due to the length of time for an author to submit and approve a manuscript for publication. The author may pay for publishing services in installments over the production time line with payments due in advance of performance. The timing of the transfer of goods and services under self-publishing arrangements are at the discretion of the author and based on future events that are not substantially within our control. We require advance payments to provide us with protection from incurring costs for products that are unique and only sellable to the author. Based on these considerations, we have concluded that our self-publishing contracts do not contain a significant financing component under ASC Topic 606.

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

Trade and barter revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Net broadcast barter revenue	$1,580	$1,384	$4,105	$4,915
Net digital media barter revenue	—	—	—	93
Net publishing barter revenue	7	3	47	10

Net broadcast barter expense	$1,663	$1,458	$3,928	$4,211
Net digital media barter expense	—	3	—	3
Net publishing barter expense	1	7	84	9

Practical Expedients and Exemptions

We have elected certain practical expedients and policy elections as permitted under ASC Topic 606 as follows:

•	We applied the transitional guidance to contracts that were not complete at the date of our initial application of ASC Topic 606 on January 1, 2018.

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

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following table presents our revenues disaggregated by revenue source for each of our three operating segments:

	Nine Months Ended September 30, 2018
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$37,318	$—	$—	$37,318
Block Programming - Local	24,643	—	—	24,643
Spot Advertising - National	12,126	—	—	12,126
Spot Advertising - Local	41,224	—	—	41,224
Infomercials	1,464	—	—	1,464
Network	14,501	—	—	14,501
Digital Advertising	4,764	16,159	346	21,269
Digital Streaming	584	3,316	—	3,900
Digital Downloads and eBooks	—	3,722	1,155	4,877
Subscriptions	789	6,052	699	7,540
Book Sales and e-commerce	360	1,533	9,673	11,566
Self-Publishing fees	—	—	4,231	4,231
Advertising - Print	36	—	454	490
Other Revenues	9,616	269	561	10,446

	$147,425	$31,051	$17,119	$195,595

Timing of Revenue Recognition
Point in Time	$145,892	$30,969	$17,073	$193,934
Rental Income(1)	1,533	82	46	1,661

	$147,425	$31,051	$17,119	$195,595

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

Broadcast digital advertising revenue consists of local digital advertising, such as the sale of banner advertisements on our owned and operated websites, the sale of advertisements on our own and operated mobile applications, and advertisements in digital newsletters that we produce, as well an national digital advertising, or the sale of custom digital advertising solutions, such as web pages and social media campaigns, that we offer to our customers. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

In January of this year we hired a VP of Local Digital to expand our role as a digital advertising agency to provide a full range of digital products to our customers. In our role as a digital agency, our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign, which we view as one performance obligation. Our advertising campaigns are designed to be “white label” agreements between Salem and our advertiser, meaning we provide special care and attention to the details of the campaign. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed. We may contract directly with a third-party, however, we are responsible for delivering the campaign results to our customer with or without the third-party. We are responsible for any payments due to the third-party regardless of the campaign results and without regard to the status of payment from our customer. We have discretion in setting the price to our customer without input or approval from the third-party. Accordingly, revenue is reported gross, as principal, as the performance obligation is delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation.

Digital Streaming. We recognize revenue from the sale of advertisements and from the placement of ministry content that is streamed on our owned and operated websites and on our owned and operated mobile applications. Each of our radio stations, our digital media entities and certain publishing entities have custom websites and mobile applications that generate streaming revenue. Digital streaming revenue is recognized at the time that the content is delivered, or when the number of impressions delivered meets our customer’s previously agreed-upon performance criteria. Delivery of the content represents the point in time that control is transferred to the customer thereby completing our performance obligation. Streaming revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We plan to adopt the new standard on its effective date of January 1, 2020. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain disclosures and in certain instances requires additional disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We plan to adopt this new accounting standard on its effective date of January 1, 2020. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which provides a new transition method and a practical expedient for separating components of a lease contract. ASU 2018-11 is intended to reduce the costs and ease the implementation of the new leasing standard for financial statement preparers. The effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. The guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We will adopt this new accounting standard on January 1, 2019, the effective date of ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 affects narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-10 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications based on comments and suggestions made by various stakeholders. ASU 2018-10 makes improvements to the following aspects of the guidance in ASC 842: residual value guarantees, rate implicit in the lease, lessee’s reassessment of lease classification, lessor’s reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance related to amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under ASC 840, transition guidance related to modifications to leases previously classified as direct financing or sale-type leases under ASC 840, transition guidance related to sale-and-leaseback transactions, impairment of net investment in the lease, unguaranteed residual assets, effect of initial direct costs on rate implicit in the lease and failed sale-and-leaseback transaction. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. We will adopt this new accounting standard on January 1, 2019, the effective date of ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment. ASU 2018-07 aligns the accounting for share based payments granted to non-employees with that of share based payments granted to employees. The standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years with early adoption permitted. We plan to adopt this new accounting standard on its effective date of January 1, 2021. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“The Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act to improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. We plan to adopt this new accounting standard on its effective date of January 1, 2019. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. ASU 2018-01 is effective with ASU 2016-02 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We will adopt this new accounting standard on January 1, 2019, the effective date of ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We plan to adopt this new accounting standard on its effective date of January 1, 2019. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium to a shorter period based on the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We plan to adopt this new accounting standard on its effective date of January 1, 2019. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In October 2016, the FASB issued ASU 2016-16 Intra-Entity Transfers of Assets Other Than Inventory which modifies existing guidance for the accounting for income tax consequences of intra-entity transfers of assets. This ASU requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, and interim reports within those fiscal years, with early adoption permitted only as of the first quarter of a fiscal year. We plan to adopt this new accounting standard on its effective date of January 1, 2019. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We plan to adopt this new accounting standard on its effective date of January 1, 2020. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 requires additional disclosures including the significant judgments made by management to provide insight into the revenue and expense to be recognized from existing contracts and the timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We plan to elect the practical expedients upon transition to retain the existing lease classification and retain the treatment of any initial direct costs for leases in existence prior to adoption of the standard. We will adopt the optional transition method allowing entities to recognize a cumulative effect adjustment to the opening balance of stockholders’ equity in the period of adoption, with no restatement of comparative prior years. We are reviewing our existing lease contracts and other agreements, establishing the necessary changes to our systems, and implementing a new software solution designed to account for leases under ASC 842. The adoption of ASC 842 will have a material impact on our consolidated balance sheet, but is not expected to have a material impact on our consolidated income statements. We will adopt this new accounting standard on its effective date of January 1, 2019. We have not yet determined the dollar impact of recording leases on our consolidated balance sheet. Our existing credit facility stipulates that our covenants are based on GAAP as of the agreement date. Therefore, the material impact of recording right-to-use assets and lease liabilities on our consolidated balance sheet will not impact our debt covenants.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Approximately 71% of our total assets as of September 30, 2018 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each station. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. Broadcast licenses account for approximately 93% of our indefinite-lived intangible assets. Goodwill and mastheads account for the remaining 7%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

During the second quarter of 2018, we entered into an agreement to sell radio station KGBI-FM at a price that was less than our carrying amount. When considering the sale price during our qualitative assessment, we noted it was more likely than not that the fair value of the Omaha market cluster was less than its carrying amount. We performed the first step of the two-step impairment test by estimating the fair value of the market cluster remaining to the carrying value. The first step test indicated that the fair value of the market cluster exceeded the carrying amount by 7%. We did not perform step 2 of the impairment test based on these results.

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

(4)	duration of the “ramp-up” period to reach normalized operations, (which was assumed to be three years),

(5)	estimated start-up costs (based on market size),

(6)	ongoing replacement costs of fixed assets and working capital,

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Long-term market revenue growth rate	1.9%
Operating profit margin ranges	(13.9)% -30.8%
Risk-adjusted discount rate	9.0%

There were no other indications of impairment during the period ended September 30, 2018. During the period ended June 30, 2017, we recorded an impairment charge of $19,000 associated with mastheads based on our decision to cease publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming® The Magazine upon delivery of the May 2017 print publications.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

We account for long-lived assets in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment. We periodically review our long-lived assets for impairment and reassess the reasonableness of their estimated useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that an asset’s probability of operating through its estimated remaining useful life changes. Our review requires us to estimate the fair value of the assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material.

There were no indications of impairment during the period ended September 30, 2018. We reviewed long-lived assets associated with Preaching Magazine, YouthWorker Journal, FaithTalk Magazine and Homecoming The Magazine as of March 31, 2017, due to our decision to cease publishing these magazines as of the May 2017 issue. We recorded a $1.9 million decrease in the cost and a $1.9 million decrease in the accumulated amortization for fully amortized assets, including subscriber lists and domain names associated with these magazines. There was no impairment loss or adjustment required to the previously estimated useful lives of these assets.

NOTE 4. ACQUISITIONS AND RECENT TRANSACTIONS

During the nine month period ended September 30, 2018, we completed or entered into the following transactions:

Debt

On May 4, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.8 million, or 94.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $0.1 million after bond issue costs associated with the Notes were adjusted for the repurchase.

On April 10, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.9 million, or 96.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $63,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

On April 9, 2018, we repurchased $2.0 million of the 6.75% Senior Secured Notes for $1.9 million, or 96.5% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $27,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

Equity

On September 5, 2018, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on September 28, 2018 to all Class A and Class B common stockholders of record as of September 17, 2018.

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

Acquisitions

On September 11, 2018, we acquired selected assets of radio station KTRB-AM in San Francisco from a related party for $5.1 million in cash. The acquisition was accounted for as an asset purchase with transaction costs of $0.2 million capitalized. We had been operating the radio station under an LMA since June 24, 2016. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this station as of the LMA date within the broadcast operating segment. Our Nominating and Corporate Governance Committee reviewed the transaction, including an appraisal of the station performed by a licensed broker and reports related to the financial performance of the station during the LMA period, and determined that the terms of the transaction were no less favorable to Salem than those that would be available in a comparable transaction in arm’s length dealings with an unrelated third-party.

On August 9, 2018, we acquired the Hilary Kramer Financial Newsletter and related assets valued at $2.0 million and we assumed deferred subscription liabilities valued at $1.5 million. We paid $0.4 million in cash upon closing and as part of the purchase agreement, may pay up to an additional $0.1 million of contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Hilary Kramer Financial Newsletter to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $40,617, which was recorded at the discounted present value of $39,360. The discount will be accreted to interest expense over the two year earn-out period. We recorded goodwill of $0.3 million attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations.

On August 7, 2018, we acquired the Just1Word mobile applications and related assets for $0.3 million in cash upon closing. As part of the purchase agreement, we may pay up to an additional $0.1 million of contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Just1Word to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $12,750, which was recorded at the discounted present value of $12,212. The discount will be accreted to interest expense over the two year earn-out period.

On July 25, 2018, we acquired selected assets of radio station KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash. The acquisition was accounted for as an asset purchase with transaction costs of $30,000 capitalized. The radio station is currently operated under an LMA agreement with another party and is not reflected in the accompanying Condensed Consolidated Statements of Operations.

On July 24, 2018, we acquired the Childrens-Ministry-Deals.com website and related assets for $3.7 million in cash. Childrens-Ministry-Deals.com offers biblically-based curriculums for children ages 3 through age 18. We paid $3.5 million in cash upon closing and may pay an additional $0.2 million in cash within twelve months from the closing date provided that the seller meet certain post-closing requirements with regard to intellectual property. We recorded goodwill of $0.7 million attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations.

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

A summary of our business acquisitions and asset purchases during the nine month period ended September 30, 2018, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
September 11, 2018	KTRB-AM, San Francisco, California (asset purchase)	$5,349
August 9, 2018	Hilary Kramer Financial Newsletter (business acquisition)	439
August 7, 2018	Just1Word (business acquisition)	312
July 25, 2018	KZTS-AM (formerly KDXE-AM), Little Rock, Arkansas (asset purchase)	210
July 24, 2018	Childrens-Ministry-Deals.com (business acquisition)	3,700
June 25, 2018	KDXE-FM (formerly KZTS-FM), Little Rock, Arkansas (business acquisition)	1,100
April 19, 2018	HearItFirst.com (asset purchase)	70

		$11,180

Under the acquisition method of accounting as specified in FASB ASC Topic 805, Business Combinations, the total acquisition consideration of a business is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Transactions that do not meet the definition of a business in ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business are recorded as asset purchases. Asset purchases are recognized based on their cost to acquire, including transaction costs. The cost to acquire an asset group is allocated to the individual assets acquired based on their relative fair value with no goodwill recognized.

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

We may retain a third-party appraiser to estimate the fair value of the acquired net assets as of the acquisition date. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various assets acquired. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third-party reports for reasonableness of the assigned values. We believe that these valuations and analysis provide appropriate estimates of the fair value for the net assets acquired as of the acquisition date.

The initial valuations for business acquisitions are subject to refinement during the measurement period, which may be up to one year from the acquisition date. During this measurement period, we may retroactively record adjustments to the net assets acquired based on additional information obtained for items that existed as of the acquisition date. Upon the conclusion of the measurement period, any adjustments are reflected in our Condensed Consolidated Statements of Operations. To date, we have not recorded adjustments to the estimated fair values used in our business acquisition consideration during or after the measurement period.

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $0.2 million during the nine month period ended September 30, 2018 compared to $0.1 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying Condensed Consolidated Statements of Operations.

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

The following table summarizes the total acquisition consideration for the nine month period ended September 30, 2018:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$10,854
Deferred payments	150
Present value of estimated fair value of contingent earn-out consideration	51
Closing costs accrued for asset acquisitions	125

Total purchase price consideration	$11,180

The fair value of the net assets acquired was allocated as follows:

	Net Broadcast Assets Acquired	Net Digital Assets Acquired	Net Total Assets
	(Dollars in thousands)
Assets
Property and equipment	$371	$715	$1,086
Broadcast licenses	6,281	—	6,281
Goodwill	7	986	993
Customer lists and contracts	—	1,882	1,882
Domain and brand names	—	1,252	1,252
Subscriber base and lists	—	875	875
Non-compete agreements	—	19	19
Other amortizable intangible assets	—	334	334

	$6,659	$6,063	$12,722

Liabilities
Contract liabilities, long-term	$—	$(1,542)	$(1,542)

	$6,659	4,521	11,180

Divestitures

On August 28, 2018, we closed on the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida for $3.5 million in cash. The buyer had been operating the radio station under an LMA since December 1, 2017. We recorded an estimated pre-tax loss on the sale of assets of $4.7 million as of December 31, 2017, based on the probability of the sale at that time, which reflected the sales price as compared to the carrying value of the assets and the estimated costs of the sale. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of the LMA date from the broadcast operating segment.

On August 6, 2018, we closed on the sale of radio station KGBI-FM in Omaha, Nebraska for $3.2 million. We recorded an estimated pre-tax loss on the sale of $3.2 million since June 30, 2018, based on the sales price as compared to the carrying value of the assets and the estimated cost to sell. As of the closing date, we revised the loss on the sale to $2.4 million, based on the actual assets sold and a reduction in liabilities associated with the radio station. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of the closing date from the broadcast operating segment.

On June 20, 2018, we closed on the sale of radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash. The buyer had been operating the station under an LMA since January 8, 2018. We recorded a pre-tax gain on the sale of $0.2 million. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of the LMA date from the broadcast operating segment

On May 24, 2018, we closed on the sale of land in Covina, California for $0.8 million dollars. The original APA was for $1.0 million and was to close in the latter half of 2020. We accepted the revised purchase price of $0.8 million and recorded a $0.2 million pre-tax loss based on the earlier closing date. The land, which was not used in operations, was recorded in long-term land held for sale based on the original APA term.

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

Pending Transactions

On July 23, 2018, we entered into an APA to sell radio stations KCRO-AM and KOTK-AM in Omaha, Nebraska for $1.4 million in cash. Based on our intent to sell these assets, we recorded the assets as held for sale at June 30, 2018 and recognized an estimated loss of $1.6 million based on the sale price and the estimated costs to sell. The buyer began programming the stations under an LMA on August 8, 2018. The transaction closed on October 31, 2018.

On April 26, 2018, we entered an agreement to exchange radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. We are currently operating radio station KPAM-AM under an LMA that was entered with the exchange agreement. We previously operated KPAM-AM under a separate LMA that began on January 2, 2018. The accompanying Condensed Consolidated Statements of Operations reflects the operating results of this station as of January 2, 2018. The exchange transaction is subject to the approval of the FCC and is expected to close in the fourth quarter of 2018.

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

At September 30, 2018, assets held for sale consist of radio stations KCRO-AM and KOTK-AM in Omaha, Nebraska.

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

Hilary Kramer Financial Newsletters

We acquired the Hilary Kramer Financial Newsletters and related assets on August 9, 2018. We paid $0.4 million in cash upon closing and as part of the purchase agreement, may pay up to an additional $0.1 million in contingent earn-out consideration over the next two years upon the achievement of income benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Hilary Kramer Newsletters to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $40,617, which was recorded at the discounted present value of $39,360. The discount will be accreted to interest expense over the two year earn-out period.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the period ended September 30, 2018.

Just1Word Mobile Application

We acquired the Just1Word mobile application and related assets on August 7, 2018. We paid $0.3 million in cash upon closing and as part of the purchase agreement, may pay up to an additional $0.1 million in contingent earn-out consideration over the next two years upon the achievement of income benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Just1Word to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $12,750, which was recorded at the discounted present value of $12,212. The discount will be accreted to interest expense over the two year earn-out period.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the period ended September 30, 2018.

TradersCrux.com

We acquired the TradersCrux.com website and related assets for $0.3 million in cash on July 6, 2017. We may have paid up to an additional $0.1 million in contingent earn-out consideration within one year upon the achievement of income benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of TradersCrux.com to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $18,750, which approximated the discounted present value due to the earn-out of less than one year.

We reviewed the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimates used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified, up to the maximum future value outstanding under the contract of $0.1 million. We recorded an increase in the estimated fair value of the contingent earn-out consideration of $31,000 for the year ended December 31, 2017 and $75,000 for the period ended June 30, 2018 that is reflected in our results of operations. The increases reflect the achievement of the revenue targets based on actual results that exceeded our original estimates. The earn-out period ended June 30, 2018 with a cash payment of $125,000 made to the seller during the period ended September 30, 2018.

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

Turner Investment Products

We acquired Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets on September 13, 2016. We paid $0.4 million in cash upon closing and may have paid up to an additional $0.1 million in contingent earn-out consideration payable over the next twelve months based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Turner’s investment products to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $66,000, which approximated the discounted present value due to the earn-out period of less than one year. We reviewed the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual subscriber revenues achieved and projected to the estimated subscriber revenues used in our forecasts. Changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified, up to the maximum future value outstanding under the contract of $0.1 million. As of the end of the earn-out period on September 13, 2017, the estimated fair value of the contingent earn-out consideration was valued at $0.00 based on actual revenue achieved. We made no cash payments to the seller during the earn-out period.

Daily Bible Devotion

We acquired Daily Bible Devotion mobile applications on May 6, 2015. We paid $1.1 million in cash upon closing and may have paid up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of cumulative session benchmarks for each mobile application. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Bible Devotional Applications to achieve the session benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $165,000, which was recorded at the discounted present value of $142,000. The discount was accreted to interest expense over the two-year earn-out period. As of the end of the earn-out period on May 6, 2017, we recorded a net decrease of $4,000 in the estimated fair value of the contingent earn-out consideration based on actual session results at the end of the earn-out period that was reflected in our operating results for the year ended December 31, 2017. We paid a total of $75,000 to the seller over the two-year earn-out period ended May 6 2017, with no cash payments made during the year ended December 31, 2017.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller is based upon net subscriber revenues achieved over a two-year period from date of close, of which we will pay the seller 50%. There is no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on our revenue projections at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount was accreted to interest expense over the two-year earn-out period. We recorded a net increase of $1,000 to the estimated fair value of the contingent earn-out consideration that was reflected in our results of operations for the six months ending June 30, 2017, due to actual net subscription revenues that were slightly higher than our prior estimate. We paid a total of $91,000 to the seller over the two year earn-out period ended February 6, 2017, of which approximately $14,000 was paid during the year ended December 31, 2017.

NOTE 6. INVENTORIES

Inventories consist of finished goods including books from Regnery Publishing and wellness products. All inventories are valued at the lower of cost or net realizable value as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	December 31, 2017	September 30, 2018
	(Dollars in thousands)
Regnery Publishing book inventories	$2,038	$1,341
Reserve for obsolescence – Regnery Publishing	(1,621)	(786)

Inventory, net - Regnery Publishing	417	555

Wellness products	$349	$346
Reserve for obsolescence – Wellness products	(36)	(10)

Inventory, net - Wellness products	313	336

Consolidated inventories, net	$730	$891

NOTE 7. BROADCAST LICENSES

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators as discussed in Note 4 of our Condensed Consolidated Financial Statements.

Broadcast Licenses	Twelve Months Ended December 31, 2017	Nine Months Ended September 30, 2018
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$494,058	$486,455
Accumulated loss on impairment	(105,541)	(105,541)

Balance, beginning of period after cumulative loss on impairment	388,517	380,914

Acquisitions of radio stations	191	6,270
Acquisitions of FM translators and construction permits	198	11
Capital projects to improve broadcast signal and strength	5	—
Dispositions of radio stations	(7,997)	(8,013)

Balance, end of period before cumulative loss on impairment	486,455	484,723

Accumulated loss on impairment	(105,541)	(105,541)

Balance, end of period after cumulative loss on impairment	$380,914	$379,182

NOTE 8. GOODWILL

The following table presents the changes in goodwill including acquisitions and divestitures as discussed in Note 4 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2017	Nine Months Ended September 30, 2018
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$27,642	$28,453
Accumulated loss on impairment	(2,029)	(2,029)

Balance, beginning of period after cumulative loss on impairment	25,613	26,424

Acquisitions of radio stations	14	7
Acquisitions of digital media entities	810	986
Dispositions of radio stations	—	(628)
Sale of income generating broadcast business	(13)	—

Balance, end of period before cumulative loss on impairment	28,453	28,818

Accumulated loss on impairment	(2,029)	(2,029)

Ending period balance	$26,424	$26,789

NOTE 9. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	December 31, 2017	September 30, 2018
	(Dollars in thousands)
Land	$32,320	$31,686
Buildings	28,962	28,942
Office furnishings and equipment	37,583	36,079
Office furnishings and equipment under capital lease obligations	244	207
Antennae, towers and transmitting equipment	85,632	85,330
Antennae, towers and transmitting equipment under capital lease obligations	795	—
Studio, production and mobile equipment	29,697	28,959
Computer software and website development costs	24,477	26,308
Record and tape libraries	27	21
Automobiles	1,385	1,572
Leasehold improvements	19,003	19,383
Construction-in-progress	4,075	6,159

	$264,200	$264,646
Less accumulated depreciation	(164,720)	(167,934)

	$99,480	$96,712

Depreciation expense was approximately $3.0 million and $3.1 million for each of the three month periods ended September 30, 2018 and 2017, respectively, and $9.1 million and $9.2 million for the nine month periods ended September 30, 2018 and 2017, respectively. Included in this amount is $5,000 and $48,000 for the three and nine months ended September 30, 2018 and $24,000 and $70,000 for the three and nine month periods ended September 30, 2017, on assets acquired under capital lease obligations. Accumulated depreciation associated with assets acquired under capital lease obligations was $0.2 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	September 30, 2018
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,673	$(21,498)	$3,175
Domain and brand names	21,358	(16,218)	5,140
Favorable and assigned leases	2,256	(1,944)	312
Subscriber base and lists	9,672	(6,548)	3,124
Author relationships	2,771	(2,416)	355
Non-compete agreements	2,048	(1,571)	477
Other amortizable intangible assets	1,666	(1,350)	316

	$64,444	$(51,545)	$12,899

	December 31, 2017
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,865	$(20,888)	$1,977
Domain and brand names	20,109	(14,650)	5,459
Favorable and assigned leases	2,379	(2,028)	351
Subscriber base and lists	8,797	(4,701)	4,096
Author relationships	2,771	(2,237)	534
Non-compete agreements	2,029	(1,342)	687
Other amortizable intangible assets	1,333	(1,333)	—

	$60,283	$(47,179)	$13,104

Amortization expense was approximately $1.6 million and $1.1 million for each of the three month periods ended September 30, 2018 and 2017, respectively, and $4.6 million and $3.4 million for each of the nine month periods ended September 30, 2018 and 2017, respectively. Based on the amortizable intangible assets as of September 30, 2018, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2018 (Oct – Dec)	$1,635
2019	4,699
2020	3,275
2021	1,654
2022	969
Thereafter	667

Total	$12,899

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

On May 4, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.8 million, or 94.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $0.1 million after bond issue costs associated with the Notes were adjusted for the repurchase.

On April 10, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.9 million, or 96.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $63,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

On April 9, 2018, we repurchased $2.0 million of the 6.75% Senior Secured Notes for $1.9 million, or 96.5% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $27,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

Based on the amount of bonds outstanding at September 30, 2018, we are required to pay $16.5 million per year in interest on the Notes. As of September 30, 2018, accrued interest on the Notes was $5.5 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and nine month periods ended September 30, 2018, $0.2 million and $0.7 million of debt issuance costs associated with the Notes were recognized as interest expense. During the three and nine month periods ended September 30, 2017, $0.2 million and $0.3 million, respectively, of debt issuance costs associated with the Notes were recognized as interest expense.

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

The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of the borrowers and their subsidiaries (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens, (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all assets to a third-party, except as permitted thereby; (viii) to prepay indebtedness; and (ix) to pay dividends. The amount of dividends or equity distributions made is not to exceed $2.0 million in any fiscal quarter or $20.0 million in the aggregate, so long as, after giving pro forma effect thereto, the Consolidated Total Debt Ratio would be less than or equal to 6.00 to 1.00.

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and nine month periods ended September 30, 2018, $53,000 and $0.2 million of debt issue costs associated with the Notes was recognized as interest expense. During the three and nine month periods ended September 30, 2017, $63,000 and $86,000 of debt issue costs associated with the Notes were recognized as interest expense. The blended interest rate on amounts outstanding under the ABL Facility was 4.02%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For the three and nine months ended September 30, 2017, approximately $0 and $0.1 million, respectively, of the discount associated with the Term Loan B was recognized as interest expense.

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

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For the three and nine months ended September 30, 2017, approximately $0 and $0.2 million, respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For the three and nine month period ended September 30, 2017, we recorded amortization of deferred financing costs of approximately $0 and $26,000, respectively.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	December 31, 2017	September 30, 2018
	(Dollars in thousands)
6.75% Senior Secured Notes	$255,000	$245,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(5,774)	(4,867)

6.75% Senior Secured Notes net carrying value	249,226	240,133

Asset-Based Revolving Credit Facility principal outstanding	9,000	10,200
Capital leases and other loans	462	77

Long-term debt and capital lease obligations less unamortized debt issuance costs	258,688	250,410
Less current portion	(9,109)	(10,228)

Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$249,579	$240,182

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2018:

•

Outstanding borrowings of $10.2 million under the ABL Facility, with interest payments ranges from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$245.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2017 and September 30, 2018 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2018 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2019	$10,228
2020	14
2021	15
2022	14
2023	6
Thereafter	245,000

$255,277

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(Dollars in thousands)		(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$27	$120	$126	$220
Restricted stock shares compensation expense included in unallocated corporate expenses	225	—	1,100	—
Stock option compensation expense included in broadcast operating expenses	7	40	41	82
Restricted stock shares compensation expense included in broadcast operating expenses	—	—	224	—
Stock option compensation expense included in digital media operating expenses	6	27	25	50
Restricted stock shares compensation expense included in digital media operating expenses	—	—	124	—
Stock option compensation expense included in publishing operating expenses	3	4	17	11
Restricted stock shares compensation expense included in publishing operating expenses	—	—	36	—

Total stock-based compensation expense, pre-tax	$268	$191	$1,693	$363

Tax expense for stock-based compensation expense	(107)	(49)	(677)	(94)

Total stock-based compensation expense, net of tax	$161	$142	$1,016	$269

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and nine month periods ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Expected volatility	—	41.84%
Expected dividends	—	7.89%
Expected term (in years)	—	7.4
Risk-free interest rate	—	2.93%

Activity with respect to the company’s option awards during the nine month period ended September 30, 2018 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2018	1,428,462	$5.20	$2.96	3.7 years	$653
Granted	650,000	3.30	1.86
Exercised	(17,615)	2.49	2.11		$35
Forfeited or expired	(71,375)	4.42	3.20		$28

Outstanding at September 30, 2018	1,989,472	$4.63	$2.60	4.3 years	$312

Exercisable at September 30, 2018	1,055,716	$5.51	$3.38	2.5 years	$179

Expected to Vest	886,601	$4.65	$2.62	4.3 years	$128

The aggregate intrinsic value represents the difference between the company’s closing stock price on September 30, 2018 of $3.40 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the nine month periods ended September 30, 2018 and 2017 was $0.3 million and $0.9 million, respectively.

As of September 30, 2018, there was $0.5 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.

There were no restricted stock awards granted during the nine month period ended September 30, 2018.

NOTE 13. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.2 million and $0.4 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine month periods ended September 30, 2018, respectively, in comparison to $0.3 million and $1.7 million for the three and nine month periods ended September 30, 2017, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2017:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
September 5, 2018	September 28, 2018	$0.0650	$1,702
May 31, 2018	June 29, 2018	$0.0650	$1,701
February 28, 2018	March 28, 2018	$0.0650	$1,701
December 7, 2017	December 29, 2017	$0.0650	$1,701
September 12, 2017	September 29, 2017	$0.0650	$1,701
June 1, 2017	June 30, 2017	$0.0650	$1,697
March 9, 2017	March 31, 2017	$0.0650	$1,691

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

Options to purchase 1,989,472 and 1,454,462 shares of Class A common stock were outstanding at September 30, 2018 and 2017, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of September 30, 2018 and 2017 there were 128,284 and 335,682 dilutive shares, respectively.

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

As of September 30, 2018, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at September 30, 2018 was $245.0 million compared to the estimated fair value of $221.1 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. During the second quarter of 2018, we estimated the fair value of assets in our Omaha market cluster using significant unobservable inputs (Level 3) and recorded a loss on the disposition of assets of $4.8 million. At September 30, 2018, assets held for sale consist of radio stations KCRO-AM and KOTK-AM in Omaha, Nebraska.

The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	September 30, 2018
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of assets held for sale	$1,375	$—	$—	$1,375
Estimated fair value of other indefinite-lived intangible assets	313	—	—	313
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	51	—	—	51
Long-term debt and capital lease obligations less unamortized debt issuance costs	250,410	—	221,113	—

NOTE 17. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change. We recognized no adjustments for our unrecognized tax benefits as of September 30, 2018 and 2017.

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

At December 31, 2017, we had net operating loss carryforwards for federal income tax purposes of approximately $153.1 million that expire in 2020 through 2037 and for state income tax purposes of approximately $790.4 million that expire in years 2018 through 2037. For financial reporting purposes at December 31, 2017, we had a valuation allowance of $6.2 million, net of federal benefit, to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2013 through 2017.

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

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $6.2 million as of September 30, 2018 to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

The table below presents financial information for each operating segment as of September 30, 2018 and 2017:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2018
Net revenue	$48,812	$10,397	$6,319	$—	$65,528
Operating expenses	37,158	8,021	6,210	3,987	55,376

Net operating income (loss) before depreciation, amortization and net loss on the disposition of assets	$11,654	$2,376	$109	$(3,987)	$10,152

Depreciation	1,923	777	128	204	3,032
Amortization	9	1,370	225	—	1,604
Net loss on the disposition of assets	(759)	—	—	—	(759)

Net operating income (loss)	$10,481	$229	$(244)	$(4,191)	$6,275

Three Months Ended September 30, 2017
Net revenue	$48,424	$10,446	$6,563	$—	$65,433
Operating expenses	37,040	8,169	6,686	4,233	56,128

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairment and net gain on the disposition of assets	$11,384	$2,277	$(123)	$(4,233)	$9,305

Depreciation	1,920	792	159	211	3,082
Amortization	11	860	264	—	1,135
Change in the estimated fair value of contingent earn-out consideration	—	(12)	—	—	(12)
Net gain on the disposition of assets	97	—	—	(2)	95

Net operating income (loss)	$9,356	$637	$(546)	$(4,442)	$5,005

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Nine Months Ended September 30, 2018
Net revenue	$147,425	$31,051	$17,119	$—	$195,595
Operating expenses	110,151	24,792	17,319	11,938	164,200

Net operating income (loss) before depreciation, amortization and net loss on the disposition of assets	$37,274	$6,259	$(200)	$(11,938)	$31,395

Depreciation	5,692	2,346	388	650	9,076
Amortization	29	3,818	710	1	4,558
Change in the estimated fair value of contingent earn-out consideration	—	72	—	—	72
Net loss on the disposition of assets	4,400	—	—	—	4,400

Net operating income (loss)	$27,153	$23	$(1,298)	$(12,589)	$13,289

Nine Months Ended September 30, 2017
Net revenue	$145,479	$31,998	$19,048	$—	$196,525
Operating expenses	108,807	25,241	18,705	13,183	165,936

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairment and net gain on the disposition of assets	$36,672	6,757	$343	$(13,183)	$30,589

Depreciation	5,668	2,389	515	599	9,171
Amortization	46	2,494	879	1	3,420
Change in the estimated fair value of contingent earn-out consideration	—	(54)	—	—	(54)
Impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—	19
Net gain on the disposition of assets	(399)	—	(9)	(2)	(410)

Net operating income (loss)	$31,357	$1,928	$(1,061)	$(13,781)	$18,443

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2018
Inventories, net	$—	$336	$555	$—	$891
Property and equipment, net	81,552	6,442	1,000	7,718	96,712
Broadcast licenses	379,182	—	—	—	379,182
Goodwill	2,960	21,933	1,888	8	26,789
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	312	10,347	2,237	3	12,899

As of December 31, 2017
Inventories, net	$—	$313	$417	$—	$730
Property and equipment, net	83,901	6,173	1,281	8,125	99,480
Broadcast licenses	380,914	—	—	—	380,914
Goodwill	3,581	20,947	1,888	8	26,424
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	351	9,801	2,947	5	13,104

NOTE 20. SUBSEQUENT EVENTS

On October 31, 2018, we closed on the sale of radio stations KCRO-AM and KOTK-AM in Omaha, Nebraska for $1.4 million in cash. Based on our then intent to sell these assets, we recorded the assets as held for sale at June 30, 2018 and recognized an estimated loss of $1.6 million based on the sale price and the estimated costs to sell. The buyer began programming the stations under an LMA on August 8, 2018.

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

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our ABL Facility, reductions in revenue forecasts, our ability to renew our broadcast licenses, changes in interest rates, the timing of, our ability to complete any acquisitions or dispositions, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changes in consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, the future write off of any material portion of the fair value of our FCC broadcast licenses and goodwill, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017 and any subsequently filed Forms 10-Q and Forms 8-K. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.

Our Condensed Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions of radio stations, digital media entities and publishing entities. Refer to Note 4 of our Condensed Consolidated Financial Statements for details of each of these transactions. We are also subject to seasonal and political fluctuations in revenue. Our cash flows from radio broadcasting are affected by transitional periods experienced by radio stations when, based on the nature of the radio station, our plans for the market and other circumstances, we find it beneficial to change the station format. During this transitional period, when we develop a radio station’s listener and customer base, the station may generate negative or insignificant cash flow.

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

Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;

•	the sale of advertising time on our radio stations to national and local advertisers;

•	the sale of banner advertisements on our station websites or on our mobile applications;

•	the sale of digital streaming advertisements on our station websites or on our mobile applications;

•	the sale of advertisements included in digital newsletters;

•	fees earned for the creation of custom web pages and custom social media campaigns specifically for our advertisers;

•	the sale of advertising time on our national network;

•	the syndication of programming on our national network;

•	product sales and royalties for on-air host materials, including podcasts and programs; and

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

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets. We also own and operate Salem Radio NetworkTM (“SRN”), SRN News Network (“SNN”), Today’s Christian Music (“TCM”), Singing News Radio, and Salem Media RepresentativesTM (“SMR”). SRN, SNN, TCM and Singing News Radio are networks that develop, produce and syndicate a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations throughout the United States, including Salem-owned and operated stations. SMR, a national advertising sales firm with offices in ten U.S. cities, specializes in placing national advertising on religious and other format commercial radio stations. Our geographically and demographically diverse portfolio of radio stations and formats, allows us to deliver targeted messages to specific audiences for advertisers.

Our five main formats are (1) Christian Teaching and Talk, (2) News Talk, (3) Contemporary Christian Music, (4) Spanish Language Christian Teaching and Talk and (5) Business.

Christian Teaching and Talk. We currently program 39 of our radio stations in our foundational format, Christian Teaching and Talk, which is talk programming emphasizing Christian and family themes. Through this format, a listener can hear Bible teachings and sermons, as well as gain insight to questions related to daily life, such as raising children or religious legal rights in education and in the workplace. This format uses block programming time to offer a learning resource and a source of personal support for listeners. Listeners often contact our programmers to ask questions, obtain materials on a subject matter or receive study guides based on what they have learned on the radio.

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

Each of our radio stations has a website specifically designed for that station. The station websites have digital banner advertisements, streaming, links to purchase goods featured by on-air advertisers, and links to our other digital media sites. A growing source of revenue generated from our broadcast markets is from digital product offerings and advertising solutions that allow for enhanced audience interaction and participation. Broadcast digital advertising revenue consists of local digital advertising, such as the sale of banner advertisements on our owned and operated websites, the sale of advertisements on our own and operated mobile applications, and advertisements in digital newsletters that we produce, as well an national digital advertising, or the sale of custom digital advertising solutions, such as web pages and social media campaigns, that we offer to our customers. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

In January of this year we hired a VP of Local Digital to expand our role as a digital advertising agency to provide a full range of digital products to our customers. In our role as a digital agency, our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign, which we view as one performance obligation. Our advertising campaigns are designed to be “white label” agreements between Salem and our advertiser, meaning we provide special care and attention to the details of the campaign. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed. We may contract directly with a third-party, however, we are responsible for delivering the campaign results to our customer with or without the third-party. We are responsible for any payments due to the third-party regardless of the campaign results and without regard to the status of payment from our customer. We have discretion in setting the price to our customer without input or approval from the third-party. Accordingly, revenue is reported gross, as principal, as the performance obligation is delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation.

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

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising during election years by way of political advertisements. During election years, or even numbered years, we benefit from a significant increase in political advertising revenue over non-election or odd numbered years. Political advertising revenue varies based on the number and type of candidates as well as the number and type of debated issues. Quarterly block programming revenue tends not to vary significantly because program rates are generally set annually and recognized on a per program basis.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange air time or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter air time or digital campaign in favor of customers who purchase the air time or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the nine month period ended September 30, 2018, 97% of our broadcast revenue was sold for cash compared to 98% during the same period of the prior year.

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

Digital Media

Web-based and digital content has been a growth area for us and continues to be a focus of future development. Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network™ (“SWN”) websites include Christian content websites; BibleStudyTools.com™, Crosswalk.com®, GodVine.com™, iBelieve.com, GodTube.com™, OnePlace.com™, Christianity.com™, GodUpdates.comTM, CrossCards.com™, ChristianHeadlines.comTM, LightSource.com™, AllCreated.com, TM ChristianRadio.com™, CCMmagazine.com™, SingingNews.com™ and SouthernGospel.com™ and our conservative opinion websites; collectively known as Townhall Media®,, include Townhall.com™, HotAir.com™, Twitchy.comTM, RedState.comTM, BearingArms.comTM, HumanEvents.comTM, and ConservativeRadio.comTM. We also publish digital newsletters through Eagle Financial PublicationsTM, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including SermonSpice.com™, ChurchStaffing.com™, WorshipHouseMedia.comTM, SermonSearch.comTM, WorshipHouseKids.comTM, Preaching.comTM, ChristianJobs.com™, Youthworker.comTM, and Childrens-Ministry-Deals.com offer a variety of digital resources including videos, song tracks, sermon archives, job listings and Sunday school curriculum to pastors and Church leaders.

E-commerce also includes wellness products through Newport Natural HealthTM, which is a seller of nutritional supplements.

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

Publishing

Our publishing operations include book publishing through Regnery Publishing, a print magazine and our self-publishing services. Regnery Publishing has published dozens of bestselling books by leading conservative authors and personalities, including David Limbaugh, Sebastian Gorka, Ed Klein, Mark Steyn, and Second Lady Karen Pence. Books are sold in traditional printed form and as eBooks.

Salem Author Services includes Xulon Press™, Mill City Press, and Bookprinting.com, which offer print-on-demand self-publishing services for authors. Xulon Press™ publishes books for Christian authors while Mill City Press and Bookprinting.com publish books for all general market publications.

Singing News®, a print magazine is produced and distributed through our publishing operations. ..

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

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 14.5% and 19.8%, respectively, of our net broadcast advertising revenue for the nine month period ended September 30, 2018.

Because digital media has been a growth area for us, decreases in digital revenue streams could adversely affect our operating results, financial condition and results of operations. Digital revenue is impacted by the nature and delivery of page views and the number of advertisements carried per page. We have experienced a shift in the number of page views from desktop devices to mobile devices that carry a lower number of advertisements per page and are generally sold at lower rates. Declines in desktop page views adversely impact revenue as mobile devices carry lower rates and less advertisement per page. Additionally, we have experienced declines in national digital revenue due to an increase in advertisers deciding to cut or eliminate advertising on political websites.

Revenues from print magazines, including advertising revenue and subscription revenues, are challenged both economically and by the increasing use of other mediums that deliver comparable information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors.

To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs. We have also expanded our role as a digital advertising agency to provide a full range of integrated digital advertising solutions to our customers.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following factors affected our results of operations and/or cash flows for the three months ended September 30, 2018 as compared to the same period of the prior year:

Acquisitions / Divestitures

•

On September 11, 2018, we acquired selected assets of radio station KTRB-AM in San Francisco from a related party for $5.1 million in cash. The acquisition was accounted for as an asset purchase with transaction costs of $0.2 million capitalized. We had been operating the radio station under an LMA since June 24, 2016. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this station as of the LMA date within the broadcast operating segment.

•

On August 28, 2018, we closed on the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida for $3.5 million in cash. The buyer had been operating the radio station under an LMA since December 1, 2017. We recorded an estimated pre-tax loss on the sale of assets of $4.7 million as of December 31, 2017, based on the probability of the sale at that time, which reflected the sales price as compared to the carrying value of the assets and the estimated costs of the sale. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of the LMA date from the broadcast operating segment.

•

On August 9, 2018, we acquired the Hilary Kramer Financial Newsletter and related assets valued at $2.0 million and we assumed deferred subscription liabilities valued at $1.5 million. We paid $0.4 million in cash upon closing and as part of the purchase agreement, may pay up to an additional $0.1 million of contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Hilary Kramer Financial Newsletter to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $40,617, which was recorded at the discounted present value of $39,360. The discount will be accreted to interest expense over the two year earn-out period. We recorded goodwill of $0.3 million attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations.

•

On August 7, 2018, we acquired the Just1Word mobile applications and related assets for $0.3 million in cash upon closing. As part of the purchase agreement, we may pay up to an additional $0.1 million of contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Just1Word to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $12,750, which was recorded at the discounted present value of $12,212. The discount will be accreted to interest expense over the two year earn-out period.

•

On August 6, 2018, we closed on the sale of radio station KGBI-FM in Omaha, Nebraska for $3.2 million. We recorded an estimated pre-tax loss on the sale of $3.2 million as of June 30, 2018, based on the sales price as compared to the carrying value of the assets and the estimated cost to sell. As of the closing date, we revised the loss on the sale to $2.4 million, based on the actual assets sold and a reduction in liabilities associated with the radio station. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of the closing date from the broadcast operating segment.

•

On July 25, 2018, we acquired selected assets of radio station KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash. The acquisition was accounted for as an asset purchase with transaction costs of $30,000 capitalized. The radio station is currently operated under an LMA agreement with another party and is not reflected in the accompanying Condensed Consolidated Statements of Operations.

•

On July 24, 2018, we acquired the Childrens-Ministry-Deals.com website and related assets for $3.7 million in cash. Childrens-Ministry-Deals.com offers biblically-based curriculums for children ages 3 through age 18. We paid $3.5 million in cash upon closing and may pay an additional $0.2 million in cash within twelve months from the closing date provided that the seller meet certain post-closing requirements with regard to intellectual property. We recorded goodwill of $0.7 million attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations.

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

•

On June 20, 2018, we closed on the sale of radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash. The buyer had been operating the station under an LMA since January 8, 2018. We recorded a pre-tax gain on the sale of $0.2 million. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of the LMA date from the broadcast operating segment.

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

Net Broadcast Revenue

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$48,424	$48,812	$388	0.8%	74.0%	74.5%
Same Station Net Broadcast Revenue	$46,893	$47,792	$899	1.9%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,
	2017		2018
	(Dollars in thousands)
Block Programming:
National	$12,014	24.8%	$12,516	25.6%
Local	8,640	17.8	8,341	17.1

	20,654	42.6	20,857	42.7
Broadcast Advertising:
National	3,325	6.9	3,870	7.9
Local	14,341	29.6	13,435	27.4

	17,666	36.5	17,305	35.5
Station Digital (local)	1,639	3.4	2,221	4.6
Infomercials	605	1.2	458	0.9
Network	4,558	9.4	4,902	10.1
Other Revenue	3,302	6.8	3,069	6.3

Net Broadcast Revenue	$48,424	100.0%	$48,812	100.0%

Block programming revenue increased $0.2 million on a consolidated basis including a $0.5 million increase in national programming revenue from our Christian Teaching and Talk and News Talk format radio stations that was offset with a $0.3 million decline in local programming revenue also from our Christian Teaching and Talk and News Talk format radio stations. Increases in national programming revenue were attributable to an increase in the number of programmers featured on-air that in turn creates a higher demand for premium time slots. The higher demand for premium time slots often results in realization of higher rates. Declines in local programming revenue resulted from program cancellations that we believe are due to increased competition from other broadcasters and from the loss of broadcast customers to digital.

Advertising revenue, net of agency commissions, declined by $0.4 million on a consolidated basis, including a $0.5 million benefit from political advertising during the period. Political revenues reflect the current (even) year election period and are typically not as significant during non-election (odd) years. Excluding political, advertising revenue declined by $0.9 million of which a $1.3 million decline in local advertising revenue was offset by a $0.4 million increase in national advertising revenue. Declines in local advertising, net of political, include a $0.8 million decline from our CCM format radio stations, a $0.3 million decline from our Christian Teaching and Talk format radio stations and a $0.2 million decline from our Spanish Christian Teaching and Talk stations. Our CCM format radio stations, particularly in our Dallas, Atlanta and Los Angeles markets, have experienced declines in advertising rates largely attributable to higher competition. We also have lost broadcast advertisers to digital. Additionally, $0.1 million of the decline resulted from the sale of radio station KGBI-FM in Omaha, Nebraska.

We continue to expand our digital product offerings to include social media campaigns, search engine optimization, retargeted advertising and other services to address the move of advertising dollars from broadcasting to digital. In January of this year we hired a VP of Local Digital to expand our role as a digital advertising agency to provide a full range of digital products to our customers. Digital revenues generated locally from our radio stations and network increased $0.6 million due to a higher volume of digital sales with no changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no changes in rates as compared to the same period of the prior year.

Network revenue increased by $0.3 million overall including a $0.6 million increase in political advertising that was offset by $0.2 million decline in national advertising revenue due to lower advertising rates from an increase in competition and a $0.1 million decline in revenue generated from donor development campaigns. Political revenues reflect the current (even) year election period and are typically not as significant during non-election (odd) years.

Declines in other revenue include a $0.3 million decline in event revenue due to a lower number of events held as compared to the same period of the prior year that was offset by a $0.1 million increase in LMA fees. Event revenue varies from period to period based on the nature and timing of the events, audience demand, and in some cases, the weather that can impact attendance. LMA fees vary with the number of agreements in place at any one time.

On a Same Station basis, net broadcast revenue increased $0.9 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,446	$10,397	$(49)	(0.5)%	16.0%	15.9%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended September 30,
	2017		2018
	(Dollars in thousands)
Digital Advertising, net	$6,111	58.5%	$5,282	50.8%
Digital Streaming	1,107	10.6	1,053	10.1
Digital Subscriptions	1,646	15.8	2,253	21.7
Digital Downloads	950	9.1	1,226	11.8
e-commerce	545	5.2	491	4.7
Other Revenues	87	0.8	92	0.9

Net Digital Media Revenue	$10,446	100.0%	$10,397	100.0%

National digital advertising revenue, net of agency commissions, decreased $0.8 million on a consolidated basis including a $0.5 million decline from Salem Web Network and a $0.4 million decline from our conservative opinion websites that were offset by a $0.1 million increase from Eagle Financial Publications due to increases in sales volume associated with the acquisition of Traders Crux in July 2017. These declines in national digital advertising were largely attributable to changes in the Facebook newsfeed algorithm that negatively affects both the rate and volume of our page views, a loss of advertisers who moved spending to Facebook and an increase in advertisers deciding to cut or eliminate advertising on political websites. Page views from Facebook declined 42% as compared to the same period of the prior year. To offset declines in page views generated from Facebook, we continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications. Refer to Note 4 of our Condensed Consolidated Financial Statements for details of each mobile application and digital media acquisition. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue from the mobile applications.

Digital streaming revenue was consistent with the same period of the prior year with negligible changes in sales volume and rates.

Digital subscription revenue increased $0.6 million on a consolidated basis including a $0.4 million increase from the Hilary Kramer Newsletter that was acquired in August 2018 and a $0.2 million increase from Intelligence Reporter that was acquired in August 2017. There were no changes in subscriber rates as compared to the same period of the prior year.

Digital download revenue increased $0.3 million due to the acquisition of Childrens-Ministry-Deals.com in July 2018. There were no changes in rates as compared to the same period of the prior year.

E-commerce revenue declined slightly as compared to the same period of the prior year. There was a 23% decrease in the number of products sold through our wellness website that was offset by an increase in the average unit price of 21%. The decrease in the number of products sold was related to a reduction in the amount of discounts that were offered during the period and a lower volume of new customers.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. There were no changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$6,563	$6,319	$(244)	(3.7)%	10.0%	9.6%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended September 30,
	2017		2018
	(Dollars in thousands)
Book Sales	$5,633	85.8%	$6,089	96.4%
Estimated Sales Returns & Allowances	(1,595)	(24.3)	(2,472)	(39.1)
E-Book Sales	621	9.5	513	8.1
Self-Publishing Fees	1,182	18.0	1,451	23.0
Print Magazine Subscriptions	287	4.4	216	3.4
Print Magazine Advertisements	183	2.8	186	2.9
Digital Advertising	106	1.6	110	1.7
Other Revenue	146	2.2	226	3.6

Net Publishing Revenue	$6,563	100.0%	$6,319	100.0%

The $0.5 million increase in book sales includes a $1.0 million increase from Regnery Publishing that was offset by a $0.5 million decrease from Salem Author Services. Regnery Publishing sales reflect a 20% increase in volume with a 2% increase in the average price per unit sold. The increase in volume for Regnery Publishing was primarily from the sale of print books. Print books were sold at heavily discounted prices during the period due to a change in distribution partners under which it was more beneficial to sell the inventory than to move it. We recognized an increase of $0.9 million or 55% in the estimates sales returns and allowances based on the increase in the number of books sold and the acceleration of returns based on the change in our distribution partner. Book sales through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book. The $0.5 million decrease from Salem Author Services was due to a reduction in the number of books sold and the discontinuation of BookPrinting.com.

Regnery Publishing e-book sales decreased $0.1 million due to a 46% decline in sales volume that was offset by 10% increase in the average price per unit sold. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees increased $0.3 million due to an increase in the number of authors utilizing editorial services. There were no changes in the self-publishing fees charged to authors as compared to the same period of the prior year.

Declines in print magazine subscriptions are due to lower sales volume associated with Singing News magazine.

Print magazine advertising revenue was consistent with the same period of the prior year with no changes in volume and rates as compared to the same period of the prior year.

Digital adverting revenue was consistent with the same period of the prior year with no changes in sales volume and rates as compared to the same period of the prior year.

Other revenue includes change fees, video trailers and website revenues. The increase of $0.1 million was due to an increase in audio book rights sold by Regnery Publishing. There were no changes in volume or rates as compared to the same period of the prior year.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$37,040	$37,158	$118	0.3%	56.6%	56.7%
Same Station Broadcast Operating Expenses	$35,061	$35,687	$626	1.8%

Broadcast operating expenses increased by $0.1 million including a $0.8 million increase in employee-related expenses including sales commissions and employee benefit costs, a $0.1 million increase in bad debt expense, a $0.1 million increase in professional services including legal expenses, a $0.1 million increase in facility-related expenses and a $0.1 million increase in production and programming expenses, offset by a $1.1 million decrease in advertising and events expense.

On a same-station basis, broadcast operating expenses increased by $0.6 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,169	$8,021	$(148)	(1.8)%	12.5%	12.2%

Digital media operating expense declined by $0.1 million including a $0.3 million decrease in employee-related expenses due to a reduction in headcount and a $0.2 million decrease in royalties that was offset by a $0.2 million increase in advertising and promotion expenses, a $0.1 million increase in software fees and a $0.1 million increase in professional services.

Publishing Operating Expenses

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$6,686	$6,210	$(476)	(7.1)%	10.2%	9.5%

Publishing operating expenses declined by $0.5 million of which $0.5 million was due to a reduction in the consolidated cost of goods sold. Cost of goods sold includes a $0.4 million decrease from a lower sales volume for Salem Author Services. The gross profit margin for Regnery Publishing was 64% for the three months ended September 30, 2018 as compared to 56% for the same period of the prior year. The increase in the gross profit margin reflects the $1.0 million increase in book sales and the $0.1 million increase in audio book rights sold. Regnery Publishing’s profit margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for Salem Author Services was 68% for the three months ended September 30, 2018 as compared to 56% for the same period of the prior year. The increase in the gross profit margin reflects a $0.3 million increase in self-publishing fees revenue which has higher margins then book sales. Additionally, there was a $0.1 million decrease in advertising and promotion expense that was offset by $0.1 million increase in employee-related expenses.

Unallocated Corporate Expenses

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,233	$3,987	$(246)	(5.8)%	6.5%	6.1%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The decrease includes a $0.1 million decrease in professional services and a $0.1 million decrease in non-cash stock-based compensation. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest.

Depreciation Expense

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,082	$3,032	$(50)	(1.6)%	4.7%	4.6%

Depreciation expense decreased $50,000 compared to the same period of the prior year. The decrease reflects the impact of capital expenditures made in prior years for data processing equipment and computer software that have shorter estimated useful lives than towers and broadcast assets and are fully depreciated as of the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,135	$1,604	$469	41.3%	1.7%	2.4%

Amortization expense increased by $0.5 million compared to the same period of the prior year due to the acquisition of Intelligence Report and TeacherTube.com in August 2017, Childrens-Ministry-Deals.com in July 2018 and Hilary Kramer newsletter in August 2018, that was partially offset by reductions in the amortization of intangible assets associated with Mill City Press that are now fully amortized. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(12)	$—	$12	(100.0)%	—%	—%

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

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$95	$(759)	$(854)	(898.9)%	0.1%	(1.2)%

The net gain on the disposition of assets of $0.8 million for the three months period ended September 30, 2018, reflects the impact of the sale of radio station KGBI-FM in Omaha, Nebraska that was adjusted as of the closing date based on the actual assets sold and a reduction in liabilities associated with the radio station and various other fixed asset disposals.

The net loss on the disposition of assets of $0.1 million for the three month period ended September 30, 2017 includes $77,000 related to transmitter equipment in Dallas, Texas that is no longer in use and various other fixed asset disposals. We recorded a net loss of $2,000 for equipment damaged in our Tampa, Florida market as a result of hurricane Irma in September 2017.

Other Income (Expense)

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$2	$1	100.0%	—%	—%
Interest Expense	(4,802)	(4,507)	295	(6.1)%	(7.3)%	(6.9)%
Net Miscellaneous Income and (Expenses)	(80)	1	81	(101.3)%	(0.1)%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances and non-cash accretion associated with deferred installments and contingent earn-out consideration associated with our acquisition activity. The decrease of $0.3 million reflects the lower balance outstanding on the Notes during the three month period ended September 30, 2018 as compared to the same period of the prior year. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges.

Net miscellaneous income and expenses includes miscellaneous receipts such as usage fees for real estate properties and miscellaneous expenses. During the three months ending September 30, 2017, we recorded a non-recurring loss of $78,000 on an investment.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$170	$564	$394	231.8%	0.3%	0.9%

The provision for income taxes increased $0.4 million to $0.6 million from $0.2 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 31.8% for the three months ended September 30, 2018 compared to 137.1% for the same period of the prior year based on pre-tax income that increased $1.6 million to $1.7 million from $0.1 million for the same period of the prior year. As a result of the $0.1 million pre-tax income for the three months ended September 30, 2017, the calculated tax provision caused the effective rate to reach 137.1% for that period. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the Tax Act, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income (Loss)

	Three Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$(46)	$1,207	$1,253	2,723.9%	(0.1)%	1.8%

We recognized a net income of $1.2 million for the three month period ending September 30, 2018 compared to a net loss of $46,000 during the same period of the prior year. Net operating income was impacted by a $1.1 million decrease in operating expenses that includes the $0.8 million favorable variance from the net (gain) loss on the disposition of assets and a $0.1 million increase in net revenues. The impact of our operating results resulted in a $0.4 million increase in our provision for income taxes that was offset by a $0.3 million decrease in interest expense.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

The following factors affected our results of operations and/or cash flows for the nine months ended September 30, 2018 as compared to the same period of the prior year:

Financing

•

On May 4, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.8 million, or 94.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $0.1 million after bond issue costs associated with the Notes were adjusted for the repurchase.

•

On April 10, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.9 million, or 96.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $63,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

•

On April 9, 2018, we repurchased $2.0 million of the 6.75% Senior Secured Notes for $1.9 million, or 96.5% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $27,000 after bond issue costs associated with the Notes were adjusted for the repurchase

Acquisitions / Divestitures

•

On September 11, 2018, we acquired selected assets of radio station KTRB-AM in San Francisco from a related party for $5.1 million in cash. The acquisition was accounted for as an asset purchase with transaction costs of $0.2 million capitalized. We had been operating the radio station under an LMA since June 24, 2016. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this station as of the LMA date within the broadcast operating segment.

•

On August 28, 2018, we closed on the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida for $3.5 million in cash. The buyer had been operating the radio station under an LMA since December 1, 2017. We recorded an estimated pre-tax loss on the sale of assets of $4.7 million as of December 31, 2017, based on the probability of the sale at that time, which reflected the sales price as compared to the carrying value of the assets and the estimated costs of the sale. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of the LMA date from the broadcast operating segment.

•

On August 9, 2018, we acquired the Hilary Kramer Financial Newsletter and related assets valued at $2.0 million and we assumed deferred subscription liabilities valued at $1.5 million. We paid $0.4 million in cash upon closing and as part of the purchase agreement, may pay up to an additional $0.1 million of contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Hilary Kramer Financial Newsletter to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $40,617, which was recorded at the discounted present value of $39,360. The discount will be accreted to interest expense over the two year earn-out period. We recorded goodwill of $0.3 million attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations.

•

On August 7, 2018, we acquired the Just1Word mobile applications and related assets for $0.3 million in cash upon closing. As part of the purchase agreement, we may pay up to an additional $0.1 million of contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Just1Word to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $12,750, which was recorded at the discounted present value of $12,212. The discount will be accreted to interest expense over the two year earn-out period.

•

On August 6, 2018, we closed on the sale of radio station KGBI-FM in Omaha, Nebraska for $3.2 million. We recorded an estimated pre-tax loss on the sale of $3.2 million as of June 30, 2018, based on the sales price as compared to the carrying value of the assets and the estimated cost to sell. As of the closing date, we revised the loss on the sale to $2.4 million, based on the actual assets sold and a reduction in liabilities associated with the radio station. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of the closing date from the broadcast operating segment.

•

On July 25, 2018, we acquired selected assets of radio station KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash. The acquisition was accounted for as an asset purchase with transaction costs of $30,000 capitalized. The radio station is currently operated under an LMA agreement with another party and is not reflected in the accompanying Condensed Consolidated Statements of Operations.

•

On July 24, 2018, we acquired the Childrens-Ministry-Deals.com website and related assets for $3.7 million in cash. Childrens-Ministry-Deals.com offers biblically-based curriculums for children ages 3 through age 18. We paid $3.5 million in cash upon closing and may pay an additional $0.2 million in cash within twelve months from the closing date provided that the seller meet certain post-closing requirements with regard to intellectual property. We recorded goodwill of $0.7 million attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations.

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

•

On June 20, 2018, we closed on the sale of radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash. The buyer had been operating the station under an LMA since of January 8, 2018. We recorded a pre-tax gain on the sale of $0.2 million. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of the LMA date from the broadcast operating segment.

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

Net Broadcast Revenue

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$145,479	$147,425	$1,946	1.3%	74.0%	75.4%
Same Station Net Broadcast Revenue	$142,343	$144,882	$2,539	1.8%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2017		2018
	(Dollars in thousands)
Block Programming:
National	$36,439	25.0%	$37,318	25.3%
Local	25,852	17.8	24,643	16.7

	62,291	42.8	61,961	42.0
Broadcast Advertising:
National	9,961	6.8	12,126	8.2
Local	43,365	29.8	41,224	28.0

	53,326	36.6	53,350	36.2
Station Digital (local)	5,239	3.6	6,497	4.4
Infomercials	1,821	1.3	1,464	1.0
Network	13,198	9.1	14,501	9.8
Other Revenue	9,604	6.6	9,652	6.6

Net Broadcast Revenue	$145,479	100.0%	$147,425	100.0%

The net decline in block programming revenue of $0.3 million reflects a $1.2 million decline in local programming revenue that was offset by a $0.9 million increase in national programming revenue. Declines in local programming revenue include $0.7 million from WQVN-AM (formerly WKAT-AM) that was operated under an LMA prior to the closing of the station sale and the remainder from program cancellations that we believe are due to increased competition from other broadcasters and from the loss of broadcast customers to digital. The increase in national programming revenue includes a $0.8 million increase from our Christian Teaching and Talk format radio stations and a $0.3 million increase from our News Talk format radio stations due to an increase in the number of programmers featured on-air that creates a higher demand for premium time slots, that was partially offset by a $0.2 million decrease from our Business format radio stations. The higher demand for premium time slots often results in realization of higher rates. Annual renewals reflect a low single digit average rate increase with 95% of the programmers renewing.

Total advertising revenue, net of agency commissions, increased by $24,000 on a consolidated basis, which includes a $1.7 million increase in political advertising as compared to the same period of the prior year. Political revenues reflect the current (even) year election period and are typically not as significant during non-election (odd) years. Excluding political, advertising revenue declined by $1.3 million comprised of a $2.9 million decline in local advertising that was offset by a $1.6 million increase in national advertising revenue. Declines in local advertising, net of political, include $2.0 million from our CCM format radio stations that were largely attributable to declines in rates due to higher competition primarily in our Dallas, Atlanta and Los Angeles markets, $0.8 million from our Christian Teaching and Talk format radio stations and $0.1 million from our Spanish Christian Teaching and Talk format radio stations that were offset by $0.4 million increase from our News Talk format radio stations. We have also lost broadcast advertisers to digital. Additionally, $0.2 million of the decline resulted from the sale of radio station KGBI-FM in Omaha, Nebraska. The increase in national advertising, net of political, includes $1.3 million from our CCM format radio stations and $0.2 million from our Christian Teaching and Talk format stations

We continue to expand our digital product offerings to include social media campaigns, search engine optimization, retargeted advertising and other services to address the move of advertising dollars from broadcast to digital. In January of this year we hired a VP of Local Digital to expand our role as a digital advertising agency to provide a full range of digital products to our customers. Digital revenues generated from our radio stations and network increased $1.3 million, including a $0.5 million increase from our CCM format radio stations, $0.4 million increase from our News Talk format radio stations and a $0.2 million increase from our Christian Teaching and Talk format stations. There were no changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no changes in rates as compared to the same period of the prior year.

Network revenue increased by $1.3 million of which $1.0 million was due to an increase in political advertising revenue, $0.3 million was generated from donor development campaigns and $0.1 million was generated from national advertising revenue through SMR. Political revenues reflect the current (even) year election period and are typically not as significant during non-election (odd) years.

Other revenue increased $48,000 including a $0.2 million increase in LMA fees associated with radio stations WQVN-AM (formerly WKAT-AM), Miami, Florida and WBIX-AM, Boston Massachusetts and a $0.1 million increase in sponsorship revenue, offset by a $0.2 million decrease in listener purchasing program revenue and a $0.1 million decline in event revenue due to a reduction in the number of events held. Event revenue varies from period to period based on the nature and timing of the events, audience demand, and in some cases, the weather that can impact attendance.

On a Same Station basis, net broadcast revenue increased $2.5 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$31,998	$31,051	$(947)	(3.0)%	16.3%	15.9%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Nine Months Ended September 30,
	2017		2018
	(Dollars in thousands)
Digital Advertising, net	$18,391	57.5%	$16,159	52.0%
Digital Streaming	3,371	10.5	3,316	10.7
Digital Subscriptions	4,766	14.9	6,052	19.5
Digital Downloads	3,644	11.4	3,722	12.0
e-commerce	1,558	4.9	1,533	4.9
Other Revenues	268	0.8	269	0.9

Net Digital Media Revenue	$31,998	100.0%	$31,051	100.0%

National digital advertising revenue, net of agency commissions, decreased $2.2 million on a consolidated basis including a $1.5 million decline from Salem Web Network and a $1.2 million decline from our conservative opinion websites that was offset by a $0.5 million increase from Eagle Financial Publications due to a $0.1 million increase in sales volume and a $0.3 million increase from Traders Crux, that was acquired on July 6, 2017. These declines in national digital advertising were largely attributable to changes in the Facebook newsfeed algorithm that negatively affects both the rate and volume of our page views, a loss of advertisers who moved spending to Facebook and an increase in advertisers deciding to cut or eliminate advertising on political websites. Page views from Facebook declined 32% as compared to the same period of the prior year. To offset declines in page views generated from Facebook, we continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications. Refer to Note 4 of our Condensed Consolidated Financial Statements for details of each mobile application and digital media acquisition. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue from the mobile applications.

Digital streaming revenue was consistent with the same period of the prior year with negligible changes in sales volume and rates.

Digital subscription revenue increased by $1.3 million on a consolidated basis due to the August 2017 acquisition of Intelligence Reporter and the August 2018 acquisition of the Hilary Kramer newsletter. Salem Web Network’s Churchstaffing.com increased $0.1 million due to increased marketing efforts combined with a re-design of the website. There were no changes in subscriber rates as compared to the same period of the prior year.

Digital download revenue increased by $0.1 million due to the acquisition of Childrens-Ministry-Deals.com on July 24, 2018 offset by lower volume of downloads generated from our church product websites, WorshipHouseMedia.com and SermonSpice.com. There were no changes in rates as compared to the same period of the prior year.

E-commerce revenue was consistent with the same period of the prior year with negligible changes in sales volume and rates.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. There were no changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$19,048	$17,119	$(1,929)	(10.1)%	9.7%	8.8%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Nine Months Ended September 30,
	2017		2018
	(Dollars in thousands)
Book Sales	$13,594	71.4%	$13,693	80.0%
Estimated Sales Returns & Allowances	(2,969)	(15.6)	(4,020)	(23.5)
E-Book Sales	1,463	7.7	1,155	6.7
Self-Publishing Fees	4,374	22.9	4,231	24.7
Print Magazine Subscriptions	892	4.7	699	4.1
Print Magazine Advertisements	605	3.2	454	2.7
Digital Advertising	545	2.8	346	2.0
Other Revenue	544	2.9	561	3.3

Net Publishing Revenue	$19,048	100.0%	$17,119	100.0%

The $0.1 million increase in book sales includes a $1.8 million increase from Regnery Publishing that was offset by a $1.7 million decrease from Salem Author Services. Regnery Publishing sales reflect a 16% increase in volume with a 1% increase in the average price per unit sold. The increase in volume for Regnery Publishing was primarily from the sale of print books. Print books were sold at heavily discounted prices during the period due to a change in distribution partners under which it was more beneficial to sell the inventory than to move it. We recognized an increase of $1.1 million or 36% in the estimates sales returns and allowances based on the increase in the number of books sold and the acceleration of returns based on the change in our distribution partner. Book sales through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book. The $1.7 million decrease from Salem Author Services was due to a reduction in the number of books sold and the discontinuation of BookPrinting.com.

Regnery Publishing e-book sales decreased $0.3 million due to a decrease of 5% in the average price per unit sold due to sales incentives offered and a 14% decrease in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.1 million due to a decline in the number authors that utilized the service as compared to the same period of the prior year. Self-publishing fees charged to authors were comparable with the same period of the prior year.

Declines in print magazine subscription and print magazine advertising revenue are due to the closure of Preaching Magazine, YouthWorker Journal, FaithTalk Magazine and Homecoming The Magazine as of May 2017. Lower demand and distribution levels resulted in corresponding declines in advertising revenues.

Digital adverting revenue decreased $0.2 million primarily due to the closure of the Salem Publishing Homecoming website. Following the end of print publications for Preaching Magazine and YouthWorker Journal, the Preaching.com and YouthWorker.com websites are operated within SWN. Sales volume and rates were comparable to the same period of the prior year.

Other revenue includes change fees, video trailers and website revenues. There were no changes in volume or rates as compared to the same period of the prior year.

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$108,807	$110,151	$1,344	1.2%	55.4%	56.3%
Same Station Broadcast Operating Expenses	$104,882	$106,381	$1,499	1.4%

Broadcast operating expenses increased by $1.3 million including a $1.3 million increase in salaries and wages including commissions, a $0.3 million increase in facility-related expenses and a $0.3 million increase in production and programming expenses, that was offset by a $0.6 million decrease in advertising and event expenses.

On a same-station basis, broadcast operating expenses increased by $1.5 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$25,241	$24,792	$(449)	(1.8)%	12.8%	12.7%

Digital media operating expense declined by $0.4 million due to a $0.8 million decrease in employee-related expenses due to a reduction in headcount, a $0.3 million decrease in royalties, a $0.2 million reduction in sales-based commissions and incentives consistent with lower revenues and a $0.1 million decrease in facility-related expenses that were offset with a $0.5 million increase in advertising and promotion expenses, a $0.3 million increase in software fees, and a $0.2 million increase in professional services.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$18,705	$17,319	$(1,386)	(7.4)%	9.5%	8.9%

Publishing operating expenses declined by $1.4 million of which $0.9 million was due to a reduction in the consolidated cost of goods sold. Cost of goods sold includes a $1.1 million decrease from a lower sales volume for Salem Author Services and a $0.1 million decline for magazine publishing due to a reduction in the number of magazine titles published offset by a $0.3 million increase in Regnery Publishing due to an increase in book sales. The gross profit margin for Regnery Publishing was 58% for the nine months ended September 30, 2018 as compared to 54% for the same period of the prior year as revenue growth outpaced expense growth. Regnery Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was 67% for the nine months ended September 30, 2018, as compared to 62% for the same period of the prior year due to lower print costs based on sales volume. Additionally, there was a $0.3 million decrease in advertising and promotion expense, a $0.1 million decline in payroll-related expenses due to reductions in headcount, a $0.1 million decrease in employee benefit costs due to lower volume of claims under our health insurance plan and a $0.1 million decrease in facility-related expenses offset by a $0.2 million increase in travel related expenses associated with publishing conventions and seminars.

Unallocated Corporate Expenses

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$13,183	$11,938	$(1,245)	(9.4)%	6.7%	6.1%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The decrease of $1.2 million includes a $1.0 million reduction in non-cash stock-based compensation and a $0.2 million net decrease in employee-related expenses. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long Term Assets Other Than Goodwill	$19	$—	$(19)	(100.0)%	—%	—%

Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine, YouthWorker Journal, FaithTalk Magazine and Homecoming The Magazine upon issuance of the May 2017 publication. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads. There were no indications of impairment during the period ended September 30, 2018.

Depreciation Expense

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$9,171	$9,076	$(95)	(1.0)%	4.7%	4.6%

Depreciation expense decreased $0.1 million compared to the same period of the prior year. The decrease reflects the impact of capital expenditures made in prior years associated with data processing equipment and computer software that have shorter estimated useful lives than towers and broadcast assets and are fully depreciated as of the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$3,420	$4,558	$1,138	33.3%	1.7%	2.3%

Amortization expense increased by $1.1 million compared to the same period of the prior year due to the acquisitions of Trader’s Crux in July 2017 and Intelligence Report and TeacherTube.com in August 2017, Childrens-Ministry-Deals.com in July 2018 and Hilary Kramer newsletter in August 2018, that were partially offset by reductions in the amortization of intangible assets acquired with Mill City Press that are now fully amortized. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(54)	$72	$126	(233.3)%	—%	—%

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

Net (Gain) Loss on the Disposition of Assets

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$(410)	$4,400	$4,810	(1,173.2)%	(0.2)%	2.2%

The net loss on the disposition of assets of $4.4 million for the nine month period ended September 30, 2018 includes a $2.4 million pre-tax loss on the sale of radio station KGBI-FM in Omaha, Nebraska, a $1.6 million estimated pre-tax loss on the pending sale of radio stations KCRO-AM and KOTK-AM in Omaha, Nebraska, a $0.3 million pre-tax loss on the sale of land in Muth Valley, California, and a $0.2 million pre-tax loss on the sale of land in Covina, California offset by a $0.2 million pre-tax gain on the sale of radio station WBIX-AM in Boston, Massachusetts.

The net gain on the disposition of assets of $0.4 million for the nine month period ended September 30, 2017 includes a $0.5 million gain from the sale of a former transmitter site in our Dallas, Texas market and a $16,000 net gain from disposals within our print magazine segment that was offset a $77,000 loss related to transmitter equipment in Dallas, Texas that is no longer in use in addition to various other fixed asset disposals. We recorded a net loss of $2,000 for equipment damaged in our Tampa, Florida market as a result of hurricane Irma in September 2017.

Other Income (Expense)

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$3	$4	$1	33.3%	—%	—%
Interest Expense	(12,156)	(13,779)	(1,623)	13.4%	(6.2)%	(7.0)%
Change in the Fair Value of Interest Rate Swap	357	—	(357)	(100.0)%	0.2%	—%
Gain (Loss) on Early Retirement of Long-Term Debt	(2,775)	234	3,009	(108.4)%	(1.4)%	0.1%
Net Miscellaneous Income and (Expenses)	(80)	(12)	68	(85.0)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement prior to termination, and non-cash accretion associated with deferred installments and contingent earn-out consideration associated with our acquisition activity. The increase of $1.6 million reflects the Notes and ABL Facility outstanding during the nine months ended September 30, 2018 as compared to the Term Loan B and Revolver that were outstanding through May 19, 2017 of the prior year. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges.

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

Net miscellaneous income and expenses includes miscellaneous receipts such as usage fees for real estate properties and miscellaneous expenses. During the period ended September 30, 2018, we paid a contract termination fee of $0.1 million for not exercising our option right to purchase radio station KHTE-FM in Little Rock, Arkansas. This was offset by insurance proceeds associated with hurricane Irma in Tampa, Florida market. During the nine months ending September 30, 2017, we recorded a non-recurring loss of $78,000 on an investment.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$1,506	$(132)	$(1,638)	(108.8)%	0.8%	(0.1)%

We had an income taxes benefit of $0.1 million compared to a tax provision of $1.5 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 50.0% for the nine months ended September 30, 2018 compared to 39.7% for the same period of the prior year. Pre-tax income decreased $4.1 million to a $0.3 million pre-tax loss from $3.8 million of revenue for the same period of the prior year. The decrease in pre-tax income is primarily due to losses on the sale of radio stations during the current period. As a result of the $0.3 million pre-tax loss for the nine months ended September 30, 2018, the calculated tax provision caused the effective rate to reach 50%. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the Tax Act, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income (Loss)

	Nine Months Ended September 30,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$2,286	$(132)	$(2,418)	(105.8)%	1.2%	(0.1)%

We recognized a net loss of $0.1 million compared to net income of $2.3 million during the same period of the prior year. Net operating income decreased $5.1 million due to a $4.2 million increase in operating expenses that reflect the $4.8 unfavorable impact on losses from the disposition of assets and a $0.9 million decrease in net revenues. The impact of our operating results resulted in a $1.6 million decrease in our provision for income taxes that was offset by a $1.6 million increase in interest expense and the $0.4 million favorable impact of the mark-to-market on our results during the same period of the prior year and the $3.0 million favorable impact of the loss on early-retirement of long-term debt in our results during the same period of the prior year.

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

Item 101 of Regulation S-K defines and prescribes the conditions under which certain non-GAAP financial information may be presented in this report. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Same Station net broadcast revenue, Same Station broadcast operating expenses, Same Station Operating Income, Digital Media Operating Income, and Publishing Operating Income, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP financial measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$48,424	$48,812	$145,479	$147,425
Net broadcast revenue – acquisitions	—	(219)	—	(649)
Net broadcast revenue – dispositions	(814)	(309)	(1,108)	(540)
Net broadcast revenue – format change	(717)	(492)	(2,028)	(1,354)

Same Station net broadcast revenue	$46,893	$47,792	$142,343	$144,882

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$37,040	$37,158	$108,807	$110,151
Broadcast operating expenses – acquisitions	—	(377)	—	(1,102)
Broadcast operating expenses – dispositions	(1,084)	(468)	(1,653)	(700)
Broadcast operating expenses – format change	(895)	(626)	(2,272)	(1,968)

Same Station broadcast operating expenses	$35,061	$35,687	$104,882	$106,381

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$11,384	$11,654	$36,672	$37,274
Station operating loss –acquisitions	—	158	—	453
Station operating loss – dispositions	270	159	545	160
Station operating loss – format change	178	134	244	614

Same Station – Station Operating Income	$11,832	$12,105	$37,461	$38,501

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$48,424	$48,812	$145,479	$147,425
Less broadcast operating expenses	(37,040)	(37,158)	(108,807)	(110,151)

Station Operating Income	$11,384	$11,654	$36,672	$37,274

Net digital media revenue	$10,446	$10,397	$31,998	$31,051
Less digital media operating expenses	(8,169)	(8,021)	(25,241)	(24,792)

Digital Media Operating Income	$2,277	$2,376	$6,757	$6,259

Net publishing revenue	$6,563	$6,319	$19,048	$17,119
Less publishing operating expenses	(6,686)	(6,210)	(18,705)	(17,319)

Publishing Operating Income (Loss)	$(123)	$109	$343	$(200)

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
Net income (loss)	$(46)	$1,767	$2,286	$428
Plus provision for (benefit from) income taxes	170	4	1,506	(692)
Plus net miscellaneous income and (expenses)	80	(1)	80	12
Plus (gain) loss on early retirement of long-term debt	—	—	2,775	(234)
Plus change in fair value of interest rate swap	—	—	(357)	—
Plus interest expense, net of capitalized interest	4,802	4,507	12,156	13,779
Less interest income	(1)	(2)	(3)	(4)

Net operating income	$5,005	$6,275	$18,443	$13,289

Plus (gain) loss on the disposition of assets	95	(759)	(410)	4,400
Plus change in the estimated fair value of contingent earn-out consideration	(12)	—	(54)	72
Plus impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—
Plus depreciation and amortization	4,217	4,636	12,591	13,634
Plus unallocated corporate expenses	4,233	3,987	13,183	11,938

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$13,538	$14,139	$43,772	$43,333

Station Operating Income	$11,384	$11,654	$36,672	$37,274
Digital Media Operating Income	2,277	2,376	6,757	6,259
Publishing Operating Income (Loss)	(123)	109	343	(200)

	$13,538	$14,139	$43,772	$43,333

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income (loss)	$(46)	$1,207	$2,286	$(132)
Plus interest expense, net of capitalized interest	4,802	4,507	12,156	13,779
Plus provision for (benefit from) income taxes	170	564	1,506	(132)
Plus depreciation and amortization	4,217	4,636	12,591	13,634
Less interest income	(1)	(2)	(3)	(4)

EBITDA	$9,142	$10,912	$28,536	$27,145

Plus (gain) loss on the disposition of assets	95	(759)	(410)	4,400
Plus change in the estimated fair value of contingent earn-out consideration	(12)	—	(54)	72
Plus impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—
Plus changes the fair value of interest rate swap	—	—	(357)	—
Plus net miscellaneous income and expenses	80	(1)	80	12
Plus (gain) loss on early retirement of long-term debt	—	—	2,775	(234)
Plus non-cash stock-based compensation	268	191	1,693	363

Adjusted EBITDA	$9,573	$10,343	$32,282	$31,758

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

A growing source of revenue is generated from digital product offerings, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. When offering digital products, another party may be involved in providing the goods or services that make up a performance obligation to the customer. These include the use of third-party websites for social media campaigns. We must evaluate if we are the principal or agent in order to determine if revenue should be reported gross as principal or net as agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to our customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. The determination of whether we control a specified good or service immediately prior to the good or service being transferred requires us to make reasonable judgments on the nature of each agreement. We have determined that we are acting as principal when we manage all aspects of a social media campaign, including reviewing and approving target audiences, monitoring actual results and making modifications as needed and when we are responsible for delivering campaign results to our customers regardless of the use of a third-party or parties.

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

Goodwill, Broadcast Licenses and Other Indefinite-Lived Intangible Assets

We have accounted for acquisitions for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. Approximately 71% of our total assets at September 30, 2018 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. The value of these indefinite-lived intangible assets depends significantly upon the operating results of our businesses. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. Under ASU 2017-01, that was effective on January 1, 2018, a fewer number of our radio station acquisitions will qualify as business acquisitions and instead be accounted for as asset purchases. Asset purchases are recognized based on their cost to acquire, including transaction costs. The cost to acquire an asset group is allocated to the individual assets acquired based on their relative fair value with no goodwill recognized.

We may retain a third-party appraiser to estimate the fair value of the acquired net assets as of the acquisition date. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various asset categories in our financial statements. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third-party reports for reasonableness of the assigned values. We believe that the purchase price allocations represent the appropriate estimated fair value of the assets acquired and we have not had to modify our purchase price allocations.

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

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. During the nine month period ended September 30, 2018, we recognized a net increase of $72,000 to our estimated contingent earn-out liabilities as compared to a net decrease to our estimated contingent earn-out liabilities of $54,000 for the same period of the prior year. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 5 – Contingent Earn-Out Consideration in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.8 million and $0.7 million at September 30, 2018 and December 31, 2017, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

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

For financial reporting purposes, we recorded a valuation allowance of $6.2 million as of September 30, 2018 and December 31, 2017 to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the nine month period ended September 30, 2018, we did not recognize liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at September 30, 2018. Our evaluation was performed for all tax years that remain subject to examination, which range from 2013 through 2017. There is currently one tax examination in process. The City of New York began their audit of Salem’s 2013 and 2014 tax filings. We do not anticipate any material or significant results from the audit.

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

Generally, we keep our balance of cash and cash equivalents low to focus on reducing our overall debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to have cash balances on hand. Our cash and cash equivalents increased to $17,000 as of September 30, 2018 as compared to $3,000 at December 31, 2017. Working capital decreased $10.3 million to a negative working capital of $5.7 million at September 30, 2018 compared to $4.6 million at December 31, 2017. The $10.3 million decrease in working capital includes a $1.1 million increase in the outstanding balance on the ABL Facility, a $6.5 million increase in accounts payable and accrued expenses and a $4.1 million increase in accrued interest. The increase in accounts payable and accrued expenses includes a $2.8 million increase in the book overdraft, a $1.9 million increase in accrued compensation and related expenses, a $0.3 million increase in accrued music license fees, a $0.2 million increase in accrued legal fees and a $0.2 million increase in deferred payments and the estimated fair value of contingent earn-out consideration on acquisitions. The $4.1 million increase in accrued interest reflects the semi-annual interest payment on the Notes that is due in December 2018 that had been paid as of the December 2017 reporting period.

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

Net cash provided by operating activities during the nine month period ended September 30, 2018 decreased by $5.0 million to $20.2 million compared to $25.2 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	We had a net loss of $0.1 million compared to net income of $2.3 million for the same period of the prior year;

•

Net accounts receivable increased $2.5 million due to a change in our Regnery Publishing distributor arrangement under which there is a six month hold back on payment pending the processing of returns;

•	Unbilled revenue decreased $0.1 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, increased to 68 days at September 30, 2018 compared to 66 days at September 30, 2017;

•

Net accounts payable and accrued expenses increased $10.6 million to $30.5 million for the nine month period ended September 30, 2018 compared to an increase of $4.0 million to $29.8 million for the same period of the prior year due to our $2.8 million book overdraft, accrued compensation and related expenses of $1.9 million, accrued music license fees of $0.3 million, accrued legal fees of $0.2 million and $0.2 million of deferred payments and the estimated fair value of contingent earn-out consideration on acquisitions, and

•	Net inventories on hand increased $0.2 million to $0.9 million at September 30, 2018 compared to an increase of $0.1 million to $0.8 million for the same period of the prior year.

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

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur additional capital expenditures of approximately $1.7 million during the remainder of 2018.

Net cash used in investing activities during the nine month period ended September 30, 2018 decreased $0.5 million to $9.3 million compared to $9.8 million during the same period of the prior year. The decrease in cash used for investing activities includes:

•	Cash paid for acquisitions increased $7.5 million to $10.9 million compared to $3.4 million during the same period of the prior year;

•	Cash paid for capital expenditures decreased $0.3 million to $6.5 million compared to $6.8 million during the same period of the prior year; and

•

We received $8.5 million proceeds for the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida, radio station KGBI-FM in Omaha, Nebraska, radio station WBIX-AM in Boston, Massachusetts and the sale of land in Covina, California.

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

During the nine month period ending September 30, 2018, the principal balances outstanding under the Notes and ABL Facility ranged from $249.5 million to $264.0 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

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

Net cash used in financing activities during the nine month period ended September 30, 2018 decreased by $4.5 million to $10.9 million from $15.4 million during the same period of the prior year. The decrease in cash used for financing activities includes:

•	We repaid $5.0 million of principal outstanding on the Term Loan B the same period of the prior year;

•	We paid the remaining principal balance outstanding on the Term Loan B of $258.0 million and terminated the Term Loan B;

•	We issued the 6.75% Senior Secured Notes and received gross proceeds of $255.0 million upon issuance;

•	We used $9.5 million of cash to repurchase $10.0 million in face value of the 6.75% Senior Secured Notes;

•	We received $111.3 million at various times from the ABL Facility as compared to $60.1 million at various times during the same period of the prior year on the Revolver;

•	We repaid $110.1 million at various times against the ABL Facility as compared to $54.0 million at various times during the same period of the prior year on the Revolver;

•	We paid $0.2 million of cash against deferred installments due under our purchase agreements during the same period of the prior year;

•	The book overdraft increased $3.8 million to a $2.8 million source of cash for the period ended September 30, 2018 compared to a $1.1 million use of cash for the same period of the prior year; and

•	We paid cash equity distributions of $5.1 million on our Class A and Class B common stock.

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

On May 4, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.8 million, or 94.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $0.1 million after bond issue costs associated with the Notes were adjusted for the repurchase.

On April 10, 2018, we repurchased $4.0 million of the 6.75% Senior Secured Notes for $3.9 million, or to 96.25% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $63,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

On April 9, 2018, we repurchased $2.0 million of the 6.75% Senior Secured Notes for $1.9 million, or 96.5% of the face value. This transaction resulted in a net pre-tax gain on the early retirement of debt of approximately $27,000 after bond issue costs associated with the Notes were adjusted for the repurchase.

Based on the amount of bonds outstanding at September 30, 2018, we are required to pay $16.5 million per year in interest on the Notes. As of September 30, 2018, accrued interest on the Notes was $5.5 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and nine month periods ended September 30, 2018, $0.2 million and $0.7 million of debt issuance costs associated with the Notes were recognized as interest expense. During the three and nine month periods ended September 30, 2017, $0.2 million and $0.3 million, respectively, of debt issuance costs associated with the Notes were recognized as interest expense.

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

The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of the borrowers and their subsidiaries (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens, (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all assets to a third-party, except as permitted thereby; (viii) to prepay indebtedness; and (ix) to pay dividends. The amount of dividends or equity distributions made is not to exceed $2.0 million in any fiscal quarter or $20.0 million in the aggregate, so long as, after giving pro forma effect thereto, the Consolidated Total Debt Ratio would be less than or equal to 6.00 to 1.00.

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and nine month periods ended September 30, 2018, $53,000 and $0.2 million of debt issue costs associated with the Notes was recognized as interest expense. During the three and nine month periods ended September 30, 2017, $63,000 and $86,000 of debt issue costs associated with the Notes were recognized as interest expense. The blended interest rate on amounts outstanding under the ABL Facility was 4.02%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For the three and nine months ended September 30, 2017, approximately $0 and $0.1 million, respectively, of the discount associated with the Term Loan B was recognized as interest expense.

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

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For the three and nine months ended September 30, 2017, approximately $0 and $0.2 million respectively, of the debt issuance costs associated with the Term Loan B were recognized as interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For the three and nine month period ended September 30, 2017, we recorded amortization of deferred financing costs of approximately $0 and $26,000, respectively.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	December 31, 2017	September 30, 2018
	(Dollars in thousands)
6.75% Senior Secured Notes	$255,000	$245,000
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(5,774)	(4,867)

6.75% Senior Secured Notes net carrying value	249,226	240,133

Asset-Based Revolving Credit Facility principal outstanding	9,000	10,200
Capital leases and other loans	462	77

Long-term debt and capital lease obligations less unamortized debt issuance costs	258,688	250,410
Less current portion	(9,109)	(10,228)

Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$249,579	$240,182

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2018:

•

Outstanding borrowings of $10.2 million under the ABL Facility, with interest payments ranges from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$245.0 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2017 and September 30, 2018 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2018 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2019	$10,228
2020	14
2021	15
2022	14
2023	6
Thereafter	245,000

$255,277

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

Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™ The Magazine upon issuance of the May 2017 publication. Because of the likelihood that these print magazines would be sold or otherwise disposed of before the end of their previously estimated life, we performed impairment tests as of March 31, 2017. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we then recorded an impairment charge of $19,000 associated with mastheads. There were no indications of impairment during the period ended September 30, 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of September 30, 2018, we did not have any outstanding derivative instruments.

FAIR VALUE OF DEBT

On May 19, 2017, we closed on a private offering of $255.0 million aggregate principal amount of 6.75% senior secured notes due 2024 (the “Notes”). The carrying amount of the Notes at September 30, 2018, was $245.0 million compared to the estimated fair value of $221.1 million based on the prevailing interest rates and trading activity of our Notes.

ACCOUNTS RECEIVABLE

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

There was no change in our internal control over financial reporting during the nine month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”) a description of certain risks and uncertainties that could affect our business, future performance or financial condition. The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors, as updated and supplemented, prior to making an investment decision with respect to our stock. There are no material changes from the Risk Factors disclosed in the 2017 Annual Report for the quarter ended September 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.

November 7, 2018

By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 7, 2018

By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)