Form 10-K
period 2018-12-31
SALEM MEDIA GROUP, INC. /DE/
filed 2019-03-13
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $57,213,462 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at March 5, 2019
Common Stock, $0.01 par value per share	20,632,416 shares

Class B	Outstanding at March 5, 2019
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2018 Radio Market Survey Schedule & Population Rankings published by Nielsen Audio (“Nielsen”). According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2019 by Nielsen.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1. BUSINESS.

Corporate Information

Salem Media Group, Inc. (“Salem”) is a domestic multimedia company specializing in Christian and conservative content, with media properties comprising radio broadcasting, digital media, and publishing. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. Our filings with the Securities and Exchange Commission (“SEC”) are available under the Investor Relations section of our website at www.salemmedia.com. Any information found our website is not a part of or incorporated by reference into, this or any report of Salem filed with, or furnished to the SEC.

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

Our goal is to produce and deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk to be considered the market leader for all audiences, programmers and advertisers. Our integrated multimedia platform includes traditional media, such as radio broadcasting, print magazines and book publishing as well as emerging forms of media, such as websites, mobile applications and digital publications. We pursue the ongoing expansion of our media platform as the marketplace evolves while aggressively managing operating costs and cash flows. Expansion opportunities include increasing the strength and reach of our broadcast signals, investing in and building our websites, mobile and tablet applications, promoting our authors and on-air talent, and increasing the distribution and page views for our print and digital content. Our national presence in each of these mediums provides advertisers and programmers with a powerful and integrated platform to reach audiences throughout the United States without compromising the sense of community involvement and branding that we generate through local events and promotions.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. To operate our broadcast entities efficiently, we assemble market clusters, or multiple radio stations operating within the same geographic market. Several benefits are achievable when operating market clusters. First, we are able to offer advertisers and programmers access to multiple audiences by providing airtime on each radio station in that market when advantageous. Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support, promotional functions and other shared overhead costs, such as facilities and rent, when possible. Third, the addition of new radio stations into existing markets allows us to leverage our hands-on knowledge of that market to increase our appeal to new audiences and advertisers.

Digital Media

The Internet, smartphones and tablets continue to change the way in which content is delivered to audiences. Continual advancements with online search engines, social media sites and mobile applications provides consumers with numerous methods to locate specific content and information online. Our editorial staff, including our on-air personalities, provide digital commentaries, programs, text, audio and video content that we believe to be knowledge-based, credible and reliable. We make strategic decisions to invest in website development and to invest in mobile and tablet platforms given the ongoing shift in consumer demand. On an ongoing basis, we seek opportunities to diversify our digital traffic sources to avoid reliance on any one provider.

Publishing

Print books and eBooks provide a distribution network for audiences interested in Christian and family-themed content as well as conservative news and opinion. Our strategy to attract highly sought after authors and high-profile Christian commentators expands our presence in the conservative and Christian media market and increases the likelihood of printing books that appear on the best-seller lists.

Audience Growth

Our success depends on our ability to reach a growing audience. We seek audience growth opportunities by increasing the strength and number of our broadcast signals, increasing the number of page-views through our digital media platform, increasing book sales and increasing the subscriber base for our digital content and print magazine. To increase our broadcast signals, we acquired several FM translators and FM translator construction permits during the year ended December 31, 2017 that we implemented throughout the year ended December 31, 2018. Construction permits provide us the authority to construct new FM translators or make changes in our existing facilities that can increase our audience by providing enhanced coverage and reach in existing AM broadcast markets. FM translators allow our AM stations to be heard on FM.

Our audience growth is also contingent upon the desirability of our content to our audience. We produce and provide content that we believe is both compelling and of high commercial value. We rely on a combination of research, market testing and our understanding of our audience to target promotions and events that create visibility and brand awareness in each of our local markets. For maximum results, we cross-promote our content on each of our media platforms. By maximizing our audience share, we achieve growth in ratings, growth in page views and growth in subscribers that we believe can be converted into revenue from programmers and advertisers that are interested in reaching our audience.

Media Strategists

We have assembled an effective, highly trained sales staff that is responsible for converting our audience share into revenue. Every member of our sales team is a media strategist able to provide integrated marketing strategies that include all of our media platforms and a full-service digital agency. We operate a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure. Our media strategists are provided with the tools and resources necessary to compete effectively in the marketplace. We sell and market our platforms as stand-alone products or in combination with other offerings. We create custom advertising campaigns to provide comprehensive solutions for our clients. Campaigns may include specific geographic coverage areas, event sponsorships, special promotions, e-mail sponsorships, print advertisements, and digital media elements such as banner advertisements, social media distribution, site retargeting and search engine marketing.

Significant Community Involvement

We expect our public image to reflect the lifestyle and viewpoints of the target demographic groups that we serve. We regularly collaborate with organizations that serve Christian, conservative, and family-themed audiences as well as sponsor and support events that are important to this group. We believe that our ongoing active involvement and our strong relationships within Christian and conservative communities provide us with a unique competitive advantage that significantly improves the marketability of our media platform to advertisers and programmers targeting such communities. We produce and sponsor a number of local events that we believe are important in building our brand identity. Our sponsored events include listener rallies, speaking tours, pastor appreciation events and concerts such as our Celebrate Freedom® Music Festivals and Fishfest® concerts. Local events such as these connect us with our audience and enable us to create an enhanced awareness and name recognition in each of our markets. We believe that this brand awareness creates loyalty with our audience and increases our audience share and ratings over time.

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

Our broadcast operations vice presidents, some of whom are also station general managers, are experienced radio broadcasters with expertise in sales, programming, marketing and production. Each of our broadcast operations vice presidents oversees several markets on a regional basis. Our digital and publishing operations vice presidents and general managers are located throughout the United States at locations in which our entities operate.

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

Recent Events

During the year ended December 31, 2018, we completed or entered into the following transactions:

Debt

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the 6.75% Senior Secured Notes (“Notes”) in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

Based on the then existing market conditions, we completed repurchases of the Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
December 21, 2018	$2,000	$1,835	91.75%	$38	$127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$16,430	$15,443

Equity

Based upon their current assessment of our business, our Board of Directors’ declared equity distributions as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
November 26, 2018	December 7, 2018	December 21, 2018	$0.0650	$1,702
September 5, 2018	September 17, 2018	September 28, 2018	0.0650	1,702
May 31, 2018	June 15, 2018	June 29, 2018	0.0650	1,701
February 28, 2018	March 14, 2018	March 28, 2018	0.0650	1,701

				$6,806

Acquisitions

On September 11, 2018, we acquired radio station KTRB-AM in San Francisco from a related party for $5.1 million in cash. We incurred costs of $0.2 million associated with this asset purchase.

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

On August 7, 2018, we acquired the Just1Word mobile applications and related assets for $0.3 million in cash upon closing with up to an additional $0.1 million of contingent earn-out consideration due over the next two years based on the achievement of certain revenue benchmarks.

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

On June 25, 2018, we acquired radio station KDXE-FM (formerly KZTS-FM) in Little Rock, Arkansas for $1.1 million in cash.

On April 19, 2018, we acquired the HearItFirst.com domain name and related social media assets for $70,000 in cash.

A summary of our business acquisitions and asset purchases during the year ended December 31, 2018, none of which were individually or in the aggregate, material to our consolidated financial position as of the respective date of acquisition, is as follows:

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

Divestitures

On October 31, 2018, we closed on the sale of radio stations KCRO-AM and KOTK-AM in Omaha, Nebraska for $1.4 million in cash.

On August 28, 2018, we closed on the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida for $3.5 million in cash.

On August 6, 2018, we closed on the sale of radio station KGBI-FM in Omaha, Nebraska for $3.2 million in cash.

On June 28, 2018, we closed on the sale of land in Lakeside, California for $0.3 million in cash.

On June 20, 2018, we closed on the sale of radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash.

On May 24, 2018, we closed on the sale of land in Covina, California for $0.8 million in cash.

Other Transactions

On April 30, 2018, we ceased programming radio station KHTE-FM, in Little Rock, Arkansas. We programmed the station under a Time Brokerage Agreement (“TBA”) beginning on April 1, 2015. We had the option to acquire the station for $1.2 million in cash during the TBA period. We paid the licensee a $0.1 million fee for not exercising our purchase option for the station.

On January 2, 2018, we began programming radio stations KPAM-AM and KKOV-AM in Portland, Oregon under Local Marketing Agreements (“LMAs”) entered on December 29, 2017, with original terms of up to 12 months. The LMAs terminated on March 30, 2018 when the radio stations were sold to another party. We entered a second LMA with the new owner as of the closing date under which we continue to program radio station KPAM-AM.

Pending Transactions

On April 26, 2018, we entered an agreement to exchange radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. The exchange transaction is subject to the approval of the Federal Communications Commission (“FCC”) and is expected to close in the first half of 2019.

In December 2018, Word Broadcasting notified us of their intent to purchase our Louisville radio stations. They began operating the stations under a TBA on January 3, 2017 that will continue until the purchase agreement is executed and the transaction closes.

Broadcasting

Our broadcast segment includes the operating results of our radio stations, broadcast networks, and our national sales agencies including our new digital agency Salem Surround. National companies often prefer to advertise across the United States as an efficient and cost effective way to reach their target audiences. Our national platform under which we offer radio airtime, digital campaigns and print advertisements can benefit national companies by reaching audiences throughout the United States.

Radio Stations

We own and/or operate 116 radio stations in 39 markets, including 73 stations in 23 of the top 25 markets, consisting of 33 FM radio stations and 83 AM radio stations. We also program the Family Talk® Christian-themed talk format station on SiriusXM Channel 131. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest commercial radio broadcaster in the United States as measured by number of radio stations overall and the third largest operator as measured by number of stations in the top 25 markets.

We program our radio stations in three main formats: (1) Christian Teaching and Talk, (2) News Talk and (3) Contemporary Christian Music (“CCM”). Other radio station formats include Spanish Christian Teaching and Talk, Business, Country, Urban, Classic Hits and Wellness.

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

Block Programming. We recognize revenue from the sale of blocks of airtime to program producers that typically range from 12 1/2, 25 or 50-minutes of time. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. National programmers, such as established non-profit religious and educational organizations, typically purchase time on a Monday through Friday basis with supplemental programming blocks available for weekend release. Local programmers, such as community organizations and churches, typically purchase blocks for weekend releases. Historically, more than 95% of these religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average more than 30 years on-air. Over the last five years, block-programming has generated 41% to 43% of our total net broadcast revenue.

Satellite Radio. We program SiriusXM Channel 131, the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

News Talk. We currently program 33 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format allows us to leverage syndicated talk programming produced by Salem Radio NetworkTM (“SRNTM”) to radio stations throughout the United States. Syndication of our programs allows us to reach audiences in markets in which we do not own or operate radio stations.

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

The following table sets forth information about each of Salem’s stations, in order of market size:

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
New York, NY	1, 19(3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
San Francisco, CA	4, 36(4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
		KTRB-AM	2018	News Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KTNO-AM	2012	Spanish Language Christian Teaching and Talk
		KEXB-AM	2015	Business
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
		KTEK-AM	2011	Business
Washington, D.C.	7	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WSPZ-AM	2010	Christian Teaching and Talk
		WWRC-AM	2017	News Talk
Atlanta, GA	8	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Business
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
		WDWD-AM	2015	Christian Teaching and Talk
Philadelphia, PA	9	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WWDJ-AM	2003	Spanish Language Christian Teaching and Talk
Miami, FL	11	WKAT-AM	2008	Spanish Language Christian Teaching and Talk
		WZAB-AM	2009	Business
		WOCN-AM	2014	Contemporary Christian Music
Seattle-Tacoma, WA	12	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM(5)	1994	News Talk
		KNTS-AM(5)	1997	Spanish Language Christian Teaching and Talk
		KKOL-AM	1997	—
Detroit, MI	13	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
		KXXT-AM	2014	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KDIZ-AM	1998	Wellness
		WWTC-AM	2001	News Talk
		KYCR-AM	2015	Business
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
Tampa, FL	17	WTWD-AM(7)	2000	Christian Teaching and Talk
		WTBN-AM(7)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
		WLCC-AM	2012	Spanish Language Christian Teaching and Talk
		WWMI-AM	2015	Business
Denver-Boulder, CO	18	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM(6)	1999	Spanish Language Christian Teaching and Talk
		KDMT-AM	2015	Business
Portland, OR	21	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
		KDZR-AM	2015	News Talk
		KPAM-AM	LMA	News Talk
St. Louis, MO	23	WSDZ-AM	2015	Urban Gospel
		KXFN-AM	2016	News Talk
Riverside-San Bernardino, CA	24	KTIE-AM	2001	News Talk
San Antonio, TX	25	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
		KRDY-AM	2014	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
Pittsburgh, PA	27	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
		WPGP-AM	2015	News Talk
Orlando, FL	30	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WBZW-AM	2006	Business
		WDYZ-AM	2015	Spanish Language Christian Teaching and Talk
Cleveland, OH	33	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Columbus, OH	35	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM	2013	News Talk
Nashville, TN	42	WBOZ-FM(8)	2000	Contemporary Christian Music
		WFFH-FM(8)	2002	Contemporary Christian Music
		WFFI-FM(8)	2002	Contemporary Christian Music
Louisville, KY	53	WFIA-FM	1999	Operated by a third party under a TBA
		WGTK-AM	2000	Operated by a third party under a TBA
		WFIA-AM	2001	Operated by a third party under a TBA
Greenville, SC	58	WGTK-FM	2013	News Talk
		WRTH-FM	2014	Classic Hits
		WLTE-FM	2014	Classic Hits

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
Honolulu, HI	62	KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Country
		KHCM-AM	2000	Operated by a third party under a TBA
		KHCM-FM	2004	Country Music
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
		KHNR-AM	2006	News Talk
Sarasota-Bradenton, FL	70	WLSS-AM	2005	News Talk
Little Rock, AR	86	KDIS-FM	2014	Christian Teaching and Talk
		KKSP-FM	2015	Contemporary Christian Music
		KDXE-FM	2018	News Talk
		KZTS-AM	2018	Urban
Colorado Springs, CO	89	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	119	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	131	WHKZ-AM	2001	Christian Teaching and Talk
Warrenton, VA		WRCW-AM	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)

All metropolitan statistical area (“MSA”) rank information used in this annual report on Form 10-K, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2018 Radio Market Survey Schedule & Population Rankings published by Nielsen. According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2019 by Nielsen Demographics.

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

Broadcast revenue includes radio advertising spots, programming revenue, digital revenues from each of our radio station websites, digital email blasts, Salem Surround revenue, event revenue, and network advertising revenue. The principal source of network broadcast revenue is from the sale of spot advertising time. Salem Consumer Products, our e-commerce site, generates broadcast revenue from the sale of host content materials:

We recognize advertising revenue from radio stations as the spots air or are delivered. For the year ended December 31, 2018, we derived 28.1% of our net broadcast revenue, or $55.9 million, from the sale of local spot advertising and 8.2% of our net broadcast revenue, or $16.3 million, from the sale of national spot advertising.

We recognize programming revenue as the programs air. For the year ended December 31, 2018, we derived 25.1% and 16.8% of our net broadcast revenue, or $49.9 million and $33.3 million, respectively, from the sale of national and local block programming time, respectively. National program revenue is primarily generated from geographically diverse, well-established non-profit religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 12 1/2, 25 or 50-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We generate local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who generally purchase daily releases. Our strategy is to identify and assist quality local programs to expand into national syndication.

Salem Radio NetworkTM

Salem Radio NetworkTM (“SRNTM”), based in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRNTM delivers programming via satellite to approximately 3,200 affiliated radio stations throughout the United States, including several of our Salem-owned stations. SRNTM operates five divisions, SRNTM Talk, SRNTM News, SRNTM Websites, SRNTM Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”) and Singing News® Radio. SRNTM’s net revenue for the year ended December 31, 2018 was $18.5 million, or 9.3% of net broadcast revenue.

Salem Media Representatives

Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 14 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets. SMR’s commission revenue to independent radio station affiliates for the year ended December 31, 2018 was $0.8 million or 0.4% of net broadcast revenue.

Salem Surround

During 2018, we launched Salem Surround, a national multimedia advertising agency with locations in 35 markets across the United States. Salem Surround offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. In our role as a digital agency, our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed.

Digital Media

Our digital media-based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Revenue generated from our digital media operating segment includes advertising arrangements based on cost-per-click or performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generation advertisements where revenue is dependent upon users registering for, purchasing or demonstrating an interest in our advertisers’ products or services. We also generate revenue from digital subscriptions, streaming, downloads and product sales through our church product sites, investing websites and health websites. Revenue is recognized upon digital delivery or page views, downloads and upon shipment of products. Revenue from this operating segment is reported as Digital Media revenue on our consolidated statements of operations included in Item 8 of this annual report on Form 10-K.

We own and operate numerous websites including:

Salem Web Network (“SWN”) Christian Content Websites:

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

GodTube®.com is a video viewing platform for Christian videos with faith-based, family-friendly content.

OnePlace™.com is a leading provider of on-demand, online audio streaming for nearly 200 radio programs from more than 185 popular Christian broadcast ministries. Oneplace™.com serves as both a complement to and an extension of our block programming Christian radio business.

Christianity.com offers engaging articles and video focused on exploring the deeper, theological issues and apologetics of the Christian faith. It is also a leading provider of online Bible trivia games.

GodUpdates.com provides inspiring stories, thought-provoking articles and videos about topics important to Christians.

CrossCards™.com provides faith-based, inspirational e-greeting cards for all occasions.

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

ChristianRadio.com directs visitors towards Christian Teaching Talk Stations and Christian Music Stations in their state from Salem Radio NetworkTM.

CCMmagazine.com provides information and insight on Christian music.

SingingNews®.com provides information on Southern Gospel artists, industry news, concerts, and more.

SouthernGospel.com features the latest in new music, news, stories, tours and features the most vibrant Southern Gospel community on the web.

Townhall Media—Conservative Opinion Websites:

Townhall.com® is an interactive community that brings users, conservative public policy organizations, congressional staff and political activists together under the broad umbrella of conservative thoughts, ideas and actions.

HotAir™.com is a leading news and commentary site with conservative news and opinions.

Twitchy®.com is a website featuring selected quotes and current events centered on U.S. politics, global news, sports, entertainment, media, and breaking news.

RedState®.com is the leading conservative, political news blog for right of center activists.

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

SermonSearch™.com is a subscription-based resource for preachers and teachers with preparation materials like sermon outlines, illustrations, and preaching ideas from many of America’s top Christian communicators.

ChurchStaffing.com is a source of job search information for churches and ministries offering a platform for personnel and staff relations. This site allows those seeking employment to submit resumes and view job listings.

WorshipHouseMedia.com is an online church media resource, providing videos and other multi-media resources to churches to enhance worship and sermons.

SermonSpice™.com is an online provider of church media for local churches and ministries.

WorshipHouseKids.com provides children’s and family ministry videos and media to make children’s ministry fun, interactive and easy.

Preaching.com is a leading resource for pastors and church leaders that offers tools and ideas to help them lead well.

ChristianJobs.com provides services catering to the hiring needs of Christian-based businesses, nonprofit organizations, and ministries. The site connects these organizations with thousands of job seekers through its online presence and partnerships with Salem’s radio stations.

Youthworker.com offers a wealth of resources specifically for student ministries to help enhance teaching and worship.

Childrens-Ministry-Deals.com offers a variety of digital resources including videos, song tracks, sermon archives, job listings and Sunday school curriculum to pastors and Church leaders.

Digital Financial Websites and Publications

Our digital platform includes the following investing websites and publications:

Eagle Financial Publications—provides market analysis and investment strategies for individual subscribers to newsletters from a variety of investing commentators including Bob Carlson, Bryan Perry, Jim Woods, Hilary Kramer, and Dr. Mark Skousen.

www.DividendInvestor.com - offers stock screening tools and dividend information for individual subscribers to obtain dividend information and data.

www.StockInvestor.com - provides market analysis and investment strategies, recommendations, and opinions for individuals interested in the stock market.

newportnaturalhealth.com—Newport Natural Health (“NNH”) is an e-commerce website operated by Eagle Wellness that offers health advice and wellness products. NNH provides insightful health advice and is a trusted source of high quality nutritional supplements from Leigh Erin Connealy, MD, who is the medical director of a medical practice where she practices integrative medicine.

Digital Mobile Applications

Our digital mobile applications, available in iOS and/or Android platforms, provide another means by which our content is available to our audiences. Our mobile applications include the following:

•	Daily Bible Devotion

•	King James Bible

•	Daily Bible

•	Christian Radio

•	OnePlace™

•	Light Source

•	¡Citas y Mas Citas!

•	Bíblia Portuguese Bible

•	Bibliya Tagalog Bible

•	Japanese Bible

•	La Bibbia

•	La Biblia Reina Valera

•	Louis Segond French Bible

•	Luther Bible German

•	Spanish Bible Reina Valera

•	Vietnamese Bible

•	Vulgate Latin Bible

•	Twitchy®

•	HotAirTM

•	Townhall®

•	Red State

•	Bible Study Tools

•	Bible Quotes

•	Bible Trivia

•	iBelieve

•	Bible Baseball Trivia

•	Christian Ecards

•	One Bible

•	Bible+1

•	Biblia*

Publishing

Our publishing segment operates a distribution network targeting audiences interested in Christian and family-themed content as well as conservative news and opinion. We operate three businesses in our publishing segment.

Regnery® Publishing is a traditional book publisher that has published dozens of bestselling books by leading conservative, Christian and history authors and personalities. Books are sold in traditional printed form and as eBooks.

Salem Author Services is a self-publishing service for authors through Xulon Press and Mill City Press. Xulon Press offers print-on-demand self-publishing services for Christian authors while Mill City Press serves most general market publications.

Singing News®, previously Salem Publishing, produces and distributes a print magazine for readers interested in southern gospel music.

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

New Methods of Content Delivery. Competition also comes from new media technologies and services. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile devices including smart phone applications for iPhone® and Android®, personal communications services, social media, and the service of low powered, limited coverage FM radio stations authorized by the FCC. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, satellite delivered digital audio radio, which delivers multiple audio programming formats to national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including digital acquisitions, the launch of Salem Surround, and our exclusive arrangement to provide Christian and family-themed talk on SiriusXM, a satellite digital audio radio service.

NETWORK. SRNTM competes with other commercial radio networks that offer news and talk programming to religious and general format stations and noncommercial networks that offer Christian music formats. SRNTM also competes with other radio networks for the services of talk show personalities.

DIGITAL MEDIA. SWN and Townhall Media compete for visitors and advertisers with other companies that deliver online audio programming, that deliver Christian and conservative digital content, and providers of general market websites. The online media and distribution business changes quickly and is highly competitive. We compete to attract and maintain interactions with advertisers, consumers, content creators and web publishers. Salem Church Products competes for customers with other online sites that offer resources useful in ministries, preaching, teaching and for employment within the Christian community. Our wellness products compete in a large, highly fragmented industry that includes specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, other online retailers and pharmaceuticals.

PUBLISHING. Regnery® Publishing competes with other book publishers for readers and book sales as well as competes for product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, digital availability of published products, and timely delivery of products to customers. Our print magazine competes for readers and advertisers with other print publications, including those geared toward Christian audiences. Salem Author Services competes for authors with other on-demand publishers including those focused exclusively on Christian book publishers.

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

(“ERP”) of the radio station’s antenna and the Height Above Average Terrain (“HAAT”) of the radio station’s antenna.

Market(1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day/Night
New York, NY	WMCA	AM	570	June 2022	B	N/A	5/5
	WNYM	AM	970	June 2022	B	N/A	50/5
Los Angeles, CA	KKLA	FM	99.5	December 2021	B	2,959	10
	KRLA	AM	870	December 2021	B	N/A	50/3
	KFSH	FM	95.9	December 2021	A	328	6
Chicago, IL	WYLL	AM	1160	December 2020	B	N/A	50/50
	WIND	AM	560	December 2020	B	N/A	5/5
San Francisco, CA	KFAX	AM	1100	December 2021	B	N/A	50/50
	KDOW	AM	1220	December 2021	D	N/A	5/0.145
	KTRB	AM	860	December 2021	B	N/A	50/50
Dallas-Fort Worth, TX	KLTY	FM	94.9	August 2021	C	1,667	100
	KWRD	FM	100.7	August 2021	C	1,988	98
	KSKY	AM	660	August 2021	B	N/A	20/0.7
	KTNO	AM	1440	August 2021	B	N/A	50/0.35
	KEXB	AM	620	August 2021	B	N/A	5/4.5
Houston-Galveston, TX	KNTH	AM	1070	August 2021	B	N/A	10/5
	KKHT	FM	100.7	August 2021	C	1,952	100
	KTEK	AM	1110	August 2021	D	N/A	2.5
Washington, D.C.	WAVA	FM	105.1	October 2019	B	604	33
	WAVA	AM	780	October 2019	D	N/A	12
	WSPZ	AM	1260	October 2019	B	N/A	35/5
	WWRC	AM	570	October 2019	B	N/A	5/1
Atlanta, GA	WNIV	AM	970	April 2020	D	N/A	5/0.039
	WLTA	AM	1400	April 2020	C	N/A	1/1
	WAFS	AM	1190	April 2020	D	N/A	25
	WFSH	FM	104.7	April 2020	C1	1,657	24
	WGKA	AM	920	April 2020	B	N/A	14/0.49
	WDWD	AM	590	April 2020	B	N/A	12/4.5
Philadelphia, PA	WFIL	AM	560	August 2022	B	N/A	5/5
	WNTP	AM	990	August 2022	B	N/A	50/10
Boston, MA	WEZE	AM	590	April 2022	B	N/A	5/5
	WROL	AM	950	April 2022	D	N/A	5/0.09
	WWDJ	AM	1150	April 2022	B	N/A	5/5
Miami, FL	WKAT	AM	1080	February 2020	B	N/A	50/10
	WZAB	AM	880	February 2020	B	N/A	4/5
	WOCN	AM	1450	February 2020	C	N/A	1/1
Seattle-Tacoma, WA	KGNW	AM	820	February 2022	B	N/A	50/5
	KLFE	AM	1590	February 2022	B	N/A	20/5
	KNTS	AM	1680	February 2022	B	N/A	10/1
	KKOL	AM	1300	February 2022	B	N/A	50/3.2
Detroit, MI	WDTK	AM	1400	October 2020	C	N/A	1/1
	WLQV	AM	1500	October 2020	B	N/A	50/10
Phoenix, AZ	KKNT	AM	960	October 2021	B	N/A	5/5
	KPXQ	AM	1360	October 2021	B	N/A	50/1
	KXXT	AM	1010	October 2021	B	N/A	15/0.25

Market(1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day/Night
Minneapolis-St. Paul, MN	KKMS	AM	980	April 2021	B	N/A	5/5
	KDIZ	AM	1570	April 2021	B	N/A	4.0/0.22
	WWTC	AM	1280	April 2021	B	N/A	10/15
	KYCR	AM	1440	April 2021	B	N/A	5/0.5
San Diego, CA	KPRZ	AM	1210	December 2021	B	N/A	20/10
	KCBQ	AM	1170	December 2021	B	N/A	50/2.9
Tampa, FL	WTWD	AM	910	February 2020	B	N/A	5/5
	WTBN	AM	570	February 2020	B	N/A	5/5
	WLCC	AM	760	February 2020	B	N/A	10/1
	WWMI	AM	1380	February 2020	B	N/A	9.8/6.5
	WGUL	AM	860	February 2020	B	N/A	5/1.5
Denver-Boulder, CO	KRKS	FM	94.7	April 2021	C	984	100
	KRKS	AM	990	April 2021	B	N/A	6.5/0.39
	KNUS	AM	710	April 2021	B	N/A	5/5
	KBJD	AM	1650	April 2021	B	N/A	10/1
	KDMT	AM	1690	April 2021	B	N/A	10/1
Portland, OR	KPDQ	FM	93.9	February 2022	C1	1,270	52
	KPDQ	AM	800	February 2022	B	N/A	1/0.5
	KFIS	FM	104.1	February 2022	C2	1,266	6.9
	KRYP	FM	93.1	February 2022	C3	1,270	1.6
	KDZR	AM	1640	February 2022	B	N/A	10/1
St. Louis, MO	WSDZ	AM	1260	December 2020	B	N/A	20/5
	KXFN	AM	1380	February 2021	B	N/A	5/1
Riverside-San Bernardino, CA	KTIE	AM	590	December 2021	B	N/A	2.5/0.96
San Antonio, TX	KSLR	AM	630	August 2021	B	N/A	5/4.3
	KLUP	AM	930	August 2021	B	N/A	5/1
	KRDY	AM	1160	August 2021	B	N/A	10/1
Sacramento, CA	KFIA	AM	710	December 2021	B	N/A	25/1
	KTKZ	AM	1380	December 2021	B	N/A	5/5
	KSAC	FM	105.5	December 2021	B1	1,010	2.55
	KKFS	FM	103.9	December 2021	A	328	6
Pittsburgh, PA	WORD	FM	101.5	August 2022	B	535	43
	WPIT	AM	730	August 2022	D	N/A	5/0.024
	WPGP	AM	1250	August 2022	B	N/A	5/5
Orlando, FL	WORL	AM	660	February 2020	B	N/A	3.5/1
	WTLN	AM	950	February 2020	B	N/A	12/5
	WBZW	AM	1520	February 2020	B	N/A	5/0.35
	WDYZ	AM	990	February 2020	B	N/A	50/14
Cleveland, OH	WHKW	AM	1220	October 2020	B	N/A	50/50
	WFHM	FM	95.5	October 2020	B	620	31
	WHK	AM	1420	October 2020	B	N/A	5/5
Columbus, OH	WRFD	AM	880	October 2020	D	N/A	23
	WTOH	FM	98.9	October 2020	A	505	2.6
Nashville, TN	WBOZ	FM	104.9	August 2020	A	328	6
	WFFH	FM	94.1	August 2020	A	453	3.2
	WFFI	FM	93.7	August 2020	A	755	1.15
Louisville, KY	WFIA	FM	94.7	August 2020	A	394	3.3
	WGTK	AM	970	August 2020	B	N/A	5/5
	WFIA	AM	900	August 2020	D	N/A	0.93/0.162

Market(1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day/Night
Greenville, SC	WGTK	FM	94.5	December 2019	C	1,490	100
	WRTH	FM	103.3	December 2019	A	479	2.7
	WLTE	FM	95.9	December 2019	A	233	6
Honolulu, HI	KAIM	FM	95.5	February 2022	C	1,854	100
	KGU	AM	760	February 2022	B	N/A	10/10
	KHCM	AM	880	February 2022	B	N/A	2/2
	KHCM	FM	97.5	February 2022	C1	46	80
	KGU	FM	99.5	February 2022	C	1,965	100
	KKOL	FM	107.9	February 2022	C	1,965	100
	KHNR	AM	690	February 2022	B	N/A	10/10
Sarasota-Bradenton, FL	WLSS	AM	930	February 2020	B	N/A	5/3
Little Rock, AR	KDIS	FM	99.5	June 2020	A	312	6
	KKSP	FM	93.3	June 2020	C3	699	22
	KDXE	FM	101.1	June 2020	A	876	0.85
	KZTS	AM	1380	June 2020	B	N/A	5/2.5
Colorado Springs, CO	KGFT	FM	100.7	April 2021	C	2,218	78
	KBIQ	FM	102.7	April 2021	C	2,280	72
	KZNT	AM	1460	April 2021	B	N/A	5/0.5
Oxnard-Ventura, CA	KDAR	FM	98.3	December 2021	B1	1,289	1.5
Youngstown-Warren, OH	WHKZ	AM	1440	October 2020	B	N/A	5/5
Warrenton, Virginia	WRCW	AM	1250	October 2019	D	N/A	3/0.125

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

The following table sets forth information with respect to each of our radio stations FM translators for which we are the licensee and/or operate:

Market	Station Call Letters	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day	Power (in Kilowatts) Night
Boston	W262CV (WROL)	100.3	4/1/2022	D	164	0.25	0.25
Cleveland	W245CY (WHKW)	96.9	10/1/2020	D	520	0.005	0.005
Cleveland	W273DG (WHK)	102.5	10/1/2020	D	520	0.005	0.005
Cleveland	W298CX (WHKZ)	107.5	TBD	D	1,140	0.075	0.075
Colorado Springs	K266CK (KZNT)	101.1	4/1/2021	D	(191)	0.099	0.099
Columbus	W240CX (WTOH)	95.9	10/1/2020	D	696	0.99	0.99
Columbus	W283CL (WRFD)	104.5	10/1/2020	D	545	0.25	0.25
Dallas-Ft. Worth	K273BJ (KLTY-FM, formerly KTNO)	102.5	8/1/2021	D	434	0.25	0.25
Detroit	W224CC (WLQV)	92.7	10/1/2020	D	924	0.099	0.099
Detroit	W268CN (WDTK)	101.5	10/1/2020	D	914	0.099	0.099
Greenville	W245CH (WGTK-FM)	96.9	12/1/2019	D	1,364	0.25	0.25
Greenville	W275BJ (WGTK-FM)	102.9	12/1/2019	D	1,390	0.25	0.25
Honolulu	K232FL (KHNR)	94.3	2/1/2022	D	204	0.25	0.25

Market	Station Call Letters	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day	Power (in Kilowatts) Night
Honolulu	K236CR (KGU-AM)	95.1	2/1/2022	D	204	0.25	0.25
Houston	K241CM (KTEK)	96.1	8/1/2021	D	542	0.25	0.25
Houston	K277DE (KNTH)	103.3	8/1/2021	D	514	0.25	0.25
Little Rock	K288EZ (KZTS)	105.5	6/1/2020	D	332	0.25	0.25
Little Rock	K277DP (KZTS)	103.3	6/8/2021	D	322	0.25	0.25
Louisville	W297BV (WFIA)	107.3	8/1/2020	D	286	0.25	0.25
Miami	W270CV (WOCN)	101.9	2/1/2020	D	531	0.25	0.25
Miami	W249DM (WKAT)	97.7	2/1/2020	D	527	0.25	0.25
Minneapolis	K298CO (WWTC)	107.5	4/1/2021	D	176	0.25	0.25
New York	W272DX (WMCA)	102.3	TBD	D	585	0.25	0.25
Orlando	W268CT (WDYZ)	101.5	2/1/2020	D	323	0.25	0.25
Orlando	W288CJ (WORL)	105.5	2/1/2020	D	440	0.25	0.25
Orlando	W235CR (WTLN)	94.9	2/1/2020	D	434	0.225	0.225
Orlando	W264DU (WBZW)	100.7	TBD	D	328	0.25	0.25
Pittsburgh	W223CS (WPGP)	92.5	8/1/2022	D	455	0.11	0.11
Pittsburgh	W243BW (WPIT)	96.5	8/1/2022	D	466	0.25	0.25
Portland	K292HH(formerly K294CP) (KPDQ)	106.3	2/1/2022	D	1,150	0.099	0.099
Sacramento	K289CT (KFIA)	105.7	TBD	D	291	0.25	0.25
San Diego	K241CT (KCBQ)	96.1	12/1/2021	D	826	0.25	0.25
San Diego	K291CR (KPRZ)	106.1	12/1/2021	D	820	0.25	0.25
San Francisco	K237GZ (KDOW)	95.3	TBD	D	1,263	0.04	0.04
Seattle	K281CQ (KGNW)	104.1	2/1/2022	D	1,248	0.099	0.099
St. Louis	K236CS (WSDZ)	95.1	2/1/2021	D	371	0.099	0.099
St. Louis	K287BY (KXFN)	105.3	2/1/2021	D	371	0.099	0.099
Tampa	W271CY (WTWD)	102.1	2/1/2020	D	271	0.125	0.125
Tampa	W282CI (WLCC)	104.3	2/1/2020	D	335	0.25	0.25
Tampa	W260DM (WWMI)	99.9	TBD	D	491	0.25	0.25
Tampa/Sarasota	W229BR (WLSS)	93.7	2/1/2020	D	212	0.099	0.099
Tampa/Sarasota	W276CR (WLSS)	103.1	2/1/2020	D	315	0.25	0.25
Washington DC	W244EB (WAVA)	96.7	TBD	D	454	25	25

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

FCC rules and policies define the interests of individuals and entities, known as “attributable” interests, which implicate FCC rules governing ownership of broadcast stations. and other specified mass media entities. Under these rules, attributable interests generally include: (1) officers and directors of a licensee and of its direct and indirect parents; (2) general partners; (3) limited partners and limited liability company members, unless properly “insulated” from management activities; (4) a 5% or more direct or indirect voting stock interest in a corporate licensee or parent, except that, for a narrowly defined class of passive investors, the attribution threshold is a 20% or more voting stock interest; and (5) combined equity and debt interests in excess of 33% of a licensee’s total asset value, if the interest holder provides over 15% of the licensee station’s total weekly programming, or has an attributable same-service (radio or television) broadcast or newspaper interest in the same market (the

“EDP Rule”). An entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time or sells more than 15% per week of the advertising time on a radio station in the same market is generally deemed to have an attributable interest in that station. Debt instruments, non-voting corporate stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests generally are not subject to attribution unless such interests implicate the EDP Rule.

The FCC ownership rules relevant to our business are summarized below. Because of these rules, a purchaser of voting stock of the company that acquires an “attributable” interest in the company may violate the FCC’s rule if it also has an attributable interest in another radio station, depending on the number and location of those radio stations. Such a purchaser also may be restricted in the other companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable stockholder of the company violates any of these ownership rules, the company may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions.

Foreign Ownership: Under the Communications Act, a broadcast license may not be granted to or held by a corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, there are limitations on the licensee of a broadcast license, that is held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. We therefore may be restricted from having more than one-fourth of our stock owned or voted by aliens, foreign governments or non-U.S. corporations, although the FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% foreign ownership limit in broadcasting holding companies.

Local Radio Ownership: The maximum allowable number of radio stations that may be commonly owned in a market is based on the size of the market. In markets with 45 or more stations, one entity may have an attributable interest in up to eight stations, of which no more than five are in the same radio service (AM or FM). In markets with 30-44 stations, one entity may have an attributable interest in up to seven stations, of which no more than four are in the same service. In markets with 15-29 stations, one entity may have an attributable interest in up to six stations, of which no more than four are in the same service. In markets with 14 or fewer stations, one entity may have an attributable interest in up to five stations, of which no more than three are in the same service, so long as the entity does not have an interest in more than 50% of all stations in the market. To apply these ownership tiers, the FCC relies on Nielsen Metro Survey Areas, where they exist, and a signal contour-overlap methodology where they do not exist. An FCC rulemaking is pending to determine how to define radio markets for stations located outside Nielsen Metro Survey Areas.

The FCC also restricts the number of television stations an entity may own both in local markets and nationwide.

Our current ownership of radio broadcast stations complies with the FCC’s multiple ownership rules; however, these rules may limit the number of additional stations that we may acquire in the future in certain of our markets.

Cross-Ownership: FCC rules formerly prohibited an individual or entity from having an attributable interest in either a radio or television station and a daily newspaper located in the same market and limited the common ownership of television and same-market radio stations. The FCC recently adopted an order eliminating these prohibitions, although, as explained below, the order remains subject to pending court appeals.

Proposed Changes: The FCC is required by the Communications Act to review its broadcast ownership rules every four years. In August 2016, the FCC concluded its 2010 and 2014 quadrennial reviews with a decision retaining the local radio ownership rules, the radio-television cross-ownership rule and the prohibition on newspaper-broadcast cross-ownership without significant change. In November 2017, however, the FCC adopted an order reconsidering the August 2016 decision and modifying it in several respects. The November 2017 order did not significantly modify the August 2016 decision with respect to the local radio ownership limits but did adopt a presumptive waiver approach for existing parent markets with multiple embedded markets. Significantly, it eliminated the FCC’s previous limits on radio-television cross-ownership and newspaper-broadcast cross-ownership. These rule changes became effective on February 7, 2018, but they are subject to a pending appeal.

In December 2018, the FCC commenced its 2018 quadrennial review of its media ownership regulations. Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. We can make no determination as to what effect, if any, any such rule changes will have on us.

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

Geographic Financial Information

Our customers are based in various locations throughout the United States. While no one customer currently accounts for 10% or more of our total revenues individually or in the aggregate, our broadcast operating segment is particularly dependent on advertising revenue generated from our Los Angeles and Dallas broadcast markets. Our Los Angeles radio stations generated 14.8% of our total net broadcasting advertising revenue for the year ended December 31, 2018 and 15.4% of our total net broadcasting advertising revenue for the year ended December 31, 2017. Our Dallas radio stations generated 19.6% of our total net broadcasting advertising revenue for the year ended December 31, 2018 and 19.3% of our total net broadcast advertising revenue for the year ended December 31, 2017.

Because substantial portions of our broadcast advertising revenues are derived from our Los Angeles and Dallas markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns in these areas.

Employees

As of February 12, 2019, we employed 1,552 total employees of which 1,173 were full time and 379 were part time. These employees consisted of 1,130 in broadcasting, 146 in digital media, 109 in publishing, and 167 corporate employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

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

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

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

Broadcasting

We own or lease multiple properties throughout the United States from which we operate radio stations and the related broadcasting facilities. These properties include offices and studios, transmitter locations, antenna sites and tower sites. A radio station studio is typically located in an office in a downtown or business district. Transmitter, antenna and tower sites are located in areas that provide maximum market coverage.

Our SRNTM and SMR offices, Salem Consumer Products, and our Dallas radio stations studios and offices are located in the Dallas, Texas metropolitan area, where we own an approximately 43,000 square foot office building. We also own office buildings in Honolulu, Hawaii; Tampa, Florida; and Orlando, Florida from which our radio stations studios and offices operate. Our national radio network operates from various offices and studios. These studios may be used to generate programming or programming can also be relayed from a remote point of origination. Our network leases satellite transponders used in the delivery of its programming.

We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in Note 16—Related Party Transactions in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on Form 10-K. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases have terms that are as favorable as, or more favorable, to the company than those that would have been available from unaffiliated parties.

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

Digital Media

Our digital media entities operate from office buildings and require additional data storage centers. SWN operates from leased office facilities in Richmond, Virginia and Nashville, Tennessee. Townhall Media operates from a leased facility in Washington D.C. that is shared with our radio stations in that market. Eagle Financial Publications operates from a leased office in Washington D.C. that is shared with our Eagle Wellness employees. Fulfillment of wellness inventory is managed by a third party in New Holland, Pennsylvania. Our current lease agreements range from one to nine years remaining on the lease term.

Publishing

Singing News®, previously Salem Publishing, operates from leased office facilities in Nashville, Tennessee. Salem Author Services operates from leased facilities in Orlando, Florida. Regnery® Publishing operates from leased facilities in Washington, D.C. with inventory fulfillment managed by a third-party in Delran, New Jersey. Our current lease agreements range from one to four years remaining on the lease term.

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

ITEM 4. MINE AND SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On February 1, 2019, we had approximately 49 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 20,632,416 outstanding shares of Class A common stock and two stockholders of record and 5,553,696 outstanding shares of Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2017				2018
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High (mid-day)	$7.75	$8.25	$7.45	$6.75	$4.80	$5.80	$6.25	$3.64
Low (mid-day)	$6.00	$6.60	$5.95	$3.90	$3.55	$3.10	$3.35	$2.03

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

The following table shows the equity distributions that have been declared and paid to all stockholders of record of our Class A and Class B common stock during the years ended December 31, 2018 and 2017.

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
November 26, 2018	December 7, 2018	December 21, 2018	$0.0650	$1,702
September 5, 2018	September 17, 2018	September 28, 2018	$0.0650	$1,702
May 31, 2018	June 15, 2018	June 29, 2018	$0.0650	$1,701
February 28, 2018	March 14, 2018	March 28, 2018	$0.0650	$1,701
December 7, 2017	December 18, 2017	December 29, 2017	$0.0650	$1,701
September 12, 2017	September 22, 2017	September 29, 2017	$0.0650	$1,701
June 1, 2017	June 16, 2017	June 30, 2017	$0.0650	$1,697
March 9, 2017	March 20, 2017	March 31, 2017	$0.0650	$1,691

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

Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.8 million in 2019.

Our sole source of cash available for making any future equity distributions is our operating cash flow subject to our 6.75% Senior Secured Notes (“Notes”) and Asset-Based Revolving Credit Facility (“ABL Facility”), which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K. Our Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Consolidated Financial Statements under Item 8 of this annual report on Form 10-K for details of each of these transactions.

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our ABL Facility, reductions in revenue forecasts, our ability to renew our broadcast licenses, changes in interest rates, the timing of, our ability to complete any acquisitions or dispositions, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changes in consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, and the future write off of any material portion of the fair value of our FCC broadcast licenses and goodwill,

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;

•	the sale of advertising time on our radio stations to national and local advertisers;

•	the sale of banner advertisements on our station websites or on our mobile applications;

•	the sale of digital streaming advertisements on our station websites or on our mobile applications;

•	the sale of advertisements included in digital newsletters;

•	fees earned for the creation of custom web pages and custom digital media campaigns for our advertisers through Salem Surround;

•	the sale of advertising time on our national network;

•	the syndication of programming on our national network;

•	product sales and royalties for on-air host materials, including podcasts and programs; and

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

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets, our national networks and our national sales firms including Salem Surround. Refer to Item 1. Business of this annual report for a description of our broadcasting operations.

Revenues generated from our radio stations, networks and sales firms are reported as broadcast revenue in our Consolidated Financial Statements included in Item 8 of this quarterly report on Form 10-K. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange air time or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter air time or digital campaign in favor of customers who purchase the air time or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the year ended December 31, 2018, 97% of our broadcast revenue was sold for cash as compared to 98% during the year ended December 31, 2017.

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

Digital Media

Web-based and digital content continues to be a focus of future development. Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Refer to Item 1. Business of this annual report for a description of each of our digital media websites and operations.

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

Publishing

Our publishing operations include book publishing through Regnery® Publishing, a print magazine and our self-publishing services. Refer to Item 1. Business of this annual report for a description of each of our publishing operations.

Revenues generated from this segment are reported as publishing revenue in our Consolidated Statements of Operations included in this annual report on Form 10-K. Publishing revenue is impacted by the retail price of books and e-books, the number of books sold, the number and retail price of e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are published. Regnery® Publishing revenue is impacted by elections as it generates higher levels of interest and demand for publications containing conservative and political based opinions.

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

Our broadcast revenues are particularly dependent on our Los Angeles and Dallas markets, which generated 12.0% and 10.4%, respectively, of our total net broadcasting revenue for the year ended December 31, 2018.

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

We may from time to time, depending on market conditions and prices, seek to renew or renegotiate lease terms under a “blend and extend” option that we believe provides us with favorable lease terms over an extended period from five to twenty years. As rent expense is recorded on a straight-line basis over the lease term, we expect our lease expense to increase by approximately $0.6 million over future periods. Actual cash payments for leased properties are expected to remain consistent with annual increases of up to 3% or a percentage of the Consumer Price Index.

Key Financial Performance Indicators—Same-Station Definition

In the discussion of our results of operations below, we compare our broadcast operating results between periods on an as-reported basis, which includes the operating results of all radio stations and networks owned or operated at any time during either period and on a Same Station basis. Same Station is a Non-GAAP financial measure used both in presenting our results to stockholders and the investment community as well as in our internal evaluations and management of the business. We believe that Same Station Operating Income provides a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of Same Station Operating Income is not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP. Our definition of Same Station Operating Income is not necessarily comparable to similarly titled measures reported by other companies Refer to “NON-GAAP FINANCIAL MEASURES” below for a reconciliation of these non-GAAP performance measures to the most comparable GAAP measures.

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

	Year Ended December 31,
	2017	2018
	(Dollars in thousands)
Net broadcast revenue	$196,197	$198,502
Less broadcast operating expenses	(145,494)	(148,614)

Station Operating Income	$50,703	$49,888

Net digital media revenue	$43,096	$42,595
Less digital media operating expenses	(33,675)	(33,296)

Digital Media Operating Income	$9,421	$9,299

Net publishing revenue	$24,443	$21,686
Less publishing operating expenses	(24,475)	(22,396)

Publishing Operating (Loss)	$(32)	$(710)

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2017	2018
	(Dollars in thousands)
Net income (loss)	$24,644	$(3,192)
Plus provision for (benefit from) income taxes	(20,870)	2,473
Plus net miscellaneous income and expenses	80	10
Plus (gain) loss on early retirement of long-term debt	2,775	(648)
Plus change in fair value of interest rate swaps	(357)	—
Plus interest expense, net of capitalized interest	16,706	18,328
Less interest income	(4)	(5)

Net operating income	$22,974	$16,966

Less loss on the disposition of assets	3,905	4,653
Plus impairment of indefinite-lived long-term assets other than goodwill	19	2,870
Less change in the estimated fair value of contingent earn-out consideration	(23)	76
Plus depreciation and amortization	16,962	18,226
Plus unallocated corporate expenses	16,255	15,686

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating (Loss)	$60,092	$58,477

Station Operating Income	$50,703	$49,888
Digital Media Operating Income	9,421	9,299
Publishing Operating Income (Loss)	(32)	(710)

	$60,092	$58,477

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2017	2018
	(Dollars in thousands)
Net income (loss)	$24,644	$(3,192)
Plus interest expense, net of capitalized interest	16,706	18,328
Plus provision for (benefit from) income taxes	(20,870)	2,473
Plus depreciation and amortization	16,962	18,226
Less interest income	(4)	(5)

EBITDA	$37,438	$35,830

Less (gain) loss on the disposition of assets	3,905	4,653
Less change in the estimated fair value of contingent earn-out consideration	(23)	76
Plus changes the fair value of interest rate swaps	(357)	—
Plus impairment of indefinite-lived long-term assets other than goodwill	19	2,870
Plus net miscellaneous income and expenses	80	10
Plus (gain) loss on early retirement of long-term debt	2,775	(648)
Plus non-cash stock-based compensation	1,721	543

Adjusted EBITDA	$45,558	$43,334

RESULTS OF OPERATIONS

Year Ended December 31, 2018 compared to the year ended December 31, 2017

The following factors affected our results of operations and our cash flows for the year ended December 31, 2018 as compared to the prior year:

Financing

Based on the then existing market conditions, we completed repurchases of the Notes at amounts less than face value as follows during the year ended December 31, 2018:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
December 21, 2018	$2,000	$1,835	91.75%	$38	$127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$16,430	$15,443

Acquisitions, Divestitures and Other Transactions

•	On September 11, 2018, we acquired radio station KTRB-AM in San Francisco for $5.1 million in cash from a related party. We operated the radio station under an LMA that began on June 24, 2016.

•	On August 28, 2018, we closed on the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida for $3.5 million in cash.

•

On August 9, 2018, we acquired the Hilary Kramer Financial Newsletter and related assets valued at $2.0 million and we assumed deferred subscription liabilities valued at $1.5 million. We paid $0.4 million in cash upon closing and may pay up to an additional $0.1 million of contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks as part of the purchase agreement. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Hilary Kramer Financial Newsletter to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $40,617, which was recorded at the discounted present value of $39,360. The discount will be accreted to interest expense over the two year earn-out period.

•

On August 7, 2018, we acquired the Just1Word mobile applications and related assets for $0.3 million in cash upon closing. We may pay up to an additional $0.1 million of contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks as part of the purchase agreement. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Just1Word to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $12,750, which was recorded at the discounted present value of $12,212. The discount will be accreted to interest expense over the two year earn-out period.

•	On August 6, 2018, we closed on the sale of radio station KGBI-FM in Omaha, Nebraska for $3.2 million

•

On July 25, 2018, we acquired radio station KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash. The radio station is currently operated under an LMA agreement with another party and is not reflected in the accompanying Consolidated Statements of Operations.

•

On July 24, 2018, we acquired the Childrens-Ministry-Deals.com website and related assets for $3.7 million in cash. We paid $3.5 million in cash upon closing and may pay an additional $0.2 million in cash within twelve months from the closing date provided that the seller meet certain post-closing requirements with regard to intellectual property.

•	On June 25, 2018, we acquired radio station KDXE-FM (formerly KZTS-FM) in Little Rock, Arkansas for $1.1 million in cash. We programmed the station under an LMA as of April 1, 2018.

•	On June 28, 2018, we closed on the sale of land in Lakeside, California for $0.3 million in cash.

•	On June 20, 2018, we closed on the sale of radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash.

•	On May 24, 2018, we closed on the sale of land in Covina, California for $0.8 million resulting in a $0.2 million pre-tax loss.

•

On April 30, 2018, we ceased programming radio station KHTE-FM, in Little Rock, Arkansas. We programmed the station under a Time Brokerage Agreement (“TBA”) beginning on April 1, 2015. We had the option to acquire the station for $1.2 million in cash during the TBA period. We paid the licensee a $0.1 million fee for not exercising our purchase option for the station.

•	On April 19, 2018, we acquired the HearItFirst.com domain name and related social media assets for $70,000 in cash.

•

On January 2, 2018, we began programming radio stations KPAM-AM and KKOV-AM in Portland, Oregon under Local Marketing Agreements (“LMAs”) entered on December 29, 2017, with original terms of up to 12 months. The LMAs terminated on March 30, 2018 when the radio stations were sold to another party. We entered a second LMA with the new owner as of the closing date under which we continue to program radio station KPAM-AM

Net Broadcast Revenue

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$196,197	$198,502	$2,305	1.2%	74.4%	75.5%
Same Station Net Broadcast Revenue	$191,662	$195,151	$3,489	1.8%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2017		2018
	(Dollars in thousands)
Block Programming:
National	$48,628	24.8%	$49,864	25.1%
Local	34,942	17.8	33,274	16.8

	83,570	42.6	83,138	41.9
Broadcast Advertising:
National	13,720	7.0	16,333	8.2
Local	58,413	29.8	55,863	28.2

	72,133	36.8	72,196	36.4
Station Digital (local)	7,920	4.0	9,463	4.8
Infomercials	2,323	1.2	1,824	0.9
Network	18,112	9.2	19,293	9.7
Other Revenue	12,139	6.2	12,588	6.3

Net Broadcast Revenue	$196,197	100.0%	$198,502	100.0%

The net decline in block programming revenue of $0.4 million reflects a $1.6 million decline in local programming revenue that was offset by a $1.2 million increase in national programming revenue. Declines in local programming revenue include $0.9 million from WQVN-AM (formerly WKAT-AM) that was operated under an LMA as of December 1, 2017 through the sale of the station on August 28, 2018, and $0.7 million from program cancellations that we believe are due to increased competition from other broadcasters and from the loss of broadcast customers to digital. The increase in national programming revenue includes a $1.2 million increase from our Christian Teaching and Talk format radio stations and a $0.3 million increase from our News Talk format radio stations due to an increase in the number of programmers featured on-air that creates a higher demand for premium time slots. This higher demand for premium time slots often results in realization of higher rates. Annual renewals reflect a low single digit average rate increase with 95% of our programmers renewing. These increases were partially offset by a $0.1 million decline in programming from our Business format radio stations that restrict content to ensure compliance with securities rules and regulations and a $0.2 million decline in programming from all other formats.

Total advertising revenue, net of agency commissions, increased by $63,000 on a consolidated basis, which includes a $1.9 million increase in political advertising as compared to the same period of the prior year. Political revenues reflect the current (even) year election period and are typically not as significant during non-election (odd) years. Excluding political, advertising revenue declined by a net $1.9 million including a $3.6 million decline in local advertising offset by a $1.7 million increase in national advertising. Declines in local advertising, net of political, include a $2.2 million decline from our CCM format radio stations that were largely attributable to declines in the spot rate charged due to competition from other broadcasters that offer lower rates primarily in the Dallas, Atlanta and Los Angeles markets, a $1.1 million decline from our Christian Teaching and Talk format radio stations and $0.1 million from our Business News format radio stations, all reflecting the loss of broadcast advertisers to digital. Additionally, $0.4 million of the decline resulted from the sale of radio station KGBI-FM in Omaha, Nebraska and $0.3 million of the decline resulted from the sale of radio station WQVN-AM in Miami, Florida. These declines in local advertising were offset by a $0.5 million increase from our News Talk format radio stations reflecting the addition of KPAM-AM in Portland, Oregon that we began programming in April of 2018. The $1.7 million increase in national advertising, net of political, includes a $1.5 million increase from our CCM format radio stations primarily in our Dallas and Atlanta markets and a $0.1 million increase from our Christian Teaching and Talk format stations. These increases, particularly from our CCM format stations, reflect the impact of higher ratings achieved in the current year as compared to the prior year that creates an increase in demand for air-time. This increase in demand can result in higher rates.

Local digital revenue, or that which is generated from our radio stations and networks increased $1.5 million, including a $0.5 million increase from our CCM format radio stations, a $0.5 million increase from our News Talk format radio stations and a $0.3 million increase from our Christian Teaching and Talk format stations. During 2018, we launched Salem Surround, a national multimedia advertising agency. We continue to expand our digital product offerings to include social media campaigns, search engine optimization, retargeted advertising and other services to address the move of advertising dollars from broadcast to digital. There were no significant changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the same period of the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue increased by $1.2 million of which $1.4 million was due to an increase in political advertising revenue and $0.3 million was generated from donor development campaigns that were offset by a $0.5 million decrease in national advertising revenue due to lower spot rates as a result of higher competition from other national broadcasters and agencies. Political revenues reflect the current (even) year election period and are typically not as significant during non-election (odd) years.

Other revenue increased $0.4 million including a $0.2 million increase in LMA fees associated with radio stations WQVN-AM (formerly WKAT-AM), Miami, Florida, and WBIX-AM, Boston Massachusetts, a $0.2 million increase in sponsorship revenue and a $0.2 million increase in broadcast tower rental fees, offset by a $0.2 million decline in event revenue due to a reduction in the number of events held and a $0.1 million decline in listener purchasing program revenue. Event revenue varies from period to period based on the nature and timing of the events, audience demand, and in some cases, the weather that can affect attendance.

On a Same Station basis, net broadcast revenue increased $3.5 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$43,096	$42,595	$(501)	(1.2)%	16.3%	16.2%

The following table shows the dollar amount and percentage of national net digital media revenue, or revenue generated from our websites and digital subscriptions, for each digital media revenue source.

	Year Ended December 31,
	2017		2018
	(Dollars in thousands)
Digital Advertising, net	$24,566	57.0%	$22,351	52.5%
Digital Streaming	4,494	10.4	4,347	10.2
Digital Subscriptions	6,580	15.3	8,205	19.2
Digital Downloads	5,027	11.7	5,354	12.6
e-commerce	2,077	4.8	1,949	4.6
Other Revenues	352	0.8	389	0.9

Net Digital Media Revenue	$43,096	100.0%	$42,595	100.0%

National digital advertising revenue, net of agency commissions, decreased $2.2 million on a consolidated basis including a $1.8 million decline from SWN and a $1.0 million decline from our conservative opinion websites that was offset by a $0.6 million increase from Eagle Financial Publications including a $0.2 million increase in sales volume and a $0.4 million increase from Traders Crux, that was acquired on July 6, 2017. Declines in national digital advertising were largely attributable to changes in the Facebook newsfeed algorithm that negatively affects both the rate and volume of our page views, a loss of advertisers who moved spending to digital programmatic advertisers, specifically Facebook and Google, and an increase in advertisers deciding to cut or eliminate advertising on conservative websites. Page views from Facebook declined by 28% as compared to the same period of the prior year. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Acquisitions of mobile applications and digital media assets are discussed in Note 3 of our Consolidated Financial Statements. As mobile page views carry fewer advertisements and typically have shorter site visits, our growth in mobile application generated traffic is larger than our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.1 million as compared to the same period of the prior year based on lower usage of content available on our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue increased by $1.6 million on a consolidated basis including the impact of the August 2017 acquisition of Intelligence Reporter and the August 2018 acquisition of the Hilary Kramer newsletter. SWN’s Churchstaffing.com subscription revenue increased by $0.2 million due to increased marketing efforts combined with a re-design of the website. There were no significant changes in subscriber rates as compared to the same period of the prior year.

Digital download revenue increased by $0.3 million due to the acquisition of Childrens-Ministry-Deals.com on July 24, 2018 offset by lower volume of downloads generated from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. There were no changes in significant rates as compared to the same period of the prior year.

E-commerce revenue decreased by $0.1 million as compared to the same period of the prior year. There was a 7% decrease in the number of products sold through our wellness website that was offset by an increase in the average unit price of 3%. The decrease in the number of products sold was due to a reduction in the discounts offered during the period and a lower volume of new customers as compared to the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. There were no significant changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$24,443	$21,686	$(2,757)	(11.3)%	9.3%	8.3%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2017		2018
	(Dollars in thousands)
Book Sales	$18,003	73.7%	$16,864	77.8%
Estimated Sales Returns & Allowances	(4,340)	(17.8)	(4,998)	(23.1)
E-Book Sales	1,817	7.4	1,481	6.8
Self-Publishing Fees	5,616	23.0	5,609	25.9
Print Magazine Subscriptions	1,164	4.8	907	4.2
Print Magazine Advertisements	744	3.0	574	2.6
Digital Advertising	723	3.0	473	2.2
Other Revenue	716	2.9	776	3.6

Net Publishing Revenue	$24,443	100.0%	$21,686	100.0%

The $1.1 million decrease in book sales includes a $0.9 million increase from Regnery® Publishing that was offset by a $2.0 million decrease from Salem Author Services. The $2.0 million decrease from Salem Author Services was due to a reduction in the number of books sold and the phase-out of operations for BookPrinting.com, a small printing-only division of Hillcrest Media, for which our operating margins did not meet our expectations. Regnery® Publishing sales reflect a 6% increase in volume with a 1% decrease in the average price per unit sold. The increase in volume for Regnery® Publishing was primarily from the sale of print books. Print books were sold at heavily discounted prices during the third quarter of this year due to a change in distribution partners under which it was more beneficial to sell books held in inventory with the former distribution partner than to move it to the new distribution partner. We recognized an increase of $0.7 million or 15% in the estimated sales returns and allowances based on the higher volume of print book sales associated with the change in our distribution partner. Book sales through Regnery® Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Regnery® Publishing e-book sales decreased $0.3 million due to a 21% decrease in sales volume. The average price per unit sold was consistent year-over-year. E-book sales vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees was consistent with the same period of the prior year with no notable changes in fees charged to authors.

Declines in print magazine subscription and print magazine advertising revenue are due to the closure of Preaching Magazine, YouthWorker Journal, FaithTalk Magazine and Homecoming The Magazine as of May 2017. Lower demand and distribution levels resulted in corresponding declines in advertising revenues.

Digital adverting revenue decreased $0.2 million primarily due to the transfer of Preaching.com and YouthWorker.com to SWN following the end of print publications for Preaching Magazine and YouthWorker

Journal and the closure of the Salem Publishing Homecoming website. Sales volume and rates were comparable to the same period of the prior year.

Other revenue includes change fees, video trailers, public-relation services and website revenues. There were no changes in volume or rates as compared to the same period of the prior year.

Broadcast Operating Expenses

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$145,494	$148,614	$3,120	2.1%	55.2%	56.6%
Same Station Broadcast Operating Expenses	$139,949	$143,698	$3,749	2.7%

Broadcast operating expenses increased by $3.1 million including a $2.6 million increase in employee-related expenses due to a higher per-employee cost of salary, hourly wages and benefits, a $0.5 million increase in production and programming expenses, $0.4 million increase in costs of sales with higher digital revenues from our consumer products division and a $0.1 million increase in professional services, that was offset by a $0.3 million decrease in music license fees and a $0.2 million decrease in bad debt expense. Rent expense increased by $0.4 million from recognizing rent expense on a straight-line basis over the term due to a number of lease renewals executed during the year. Rental increases were offset with a $0.2 million decline in property tax expenses due to the sale of broadcasting properties during the year. Refer to Note 3 of our Consolidated Financial Statements for details of these sales.

On a same-station basis, broadcast operating expenses increased by $3.7 million. The increase in broadcast operating expenses on a same-station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$33,675	$33,296	$(379)	(1.1)%	12.8%	12.7%

Digital media operating expense declined by $0.4 million due to a $1.0 million decrease in employee-related expenses from a reduction in headcount, a $0.3 million decrease in facility-related expenses, a $0.3 million decrease in royalties, a $0.1 million decrease in streaming and hosting fees and a $0.1 million reduction in sales-based commissions and incentives consistent with lower revenues that were offset by a $0.5 million increase in advertising and promotion expenses, a $0.5 million increase in software fees, a $0.3 million increase in professional services and a $0.1 million increase in bad debt expense.

Publishing Operating Expenses

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$24,475	$22,396	$(2,079)	(8.5)%	9.3%	8.5%

Publishing operating expenses declined by $2.1 million of which $1.4 million was due to a reduction in the consolidated cost of goods sold. Cost of goods sold includes a $1.1 million decrease from a lower sales volume for Salem Author Services, a $0.2 million decline due to a reduction in the number of magazine titles published, and a $0.1 million decrease in Regnery® Publishing. The gross profit margin for Regnery® Publishing was 58% for the year ended December 31, 2018 as compared to 54% for the same period of the prior year as revenue growth outpaced expense growth. Regnery® Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was 66% for the year ended December 31, 2018, as compared to 63% for the same period of the prior year due to lower print costs based on sales volume. Additionally, there was a $0.4 million decrease in advertising and promotion expense, a $0.2 million decrease in facility-related expenses, a $0.1 million decrease in employee benefit costs due to lower volume of claims under our health insurance plan and a $0.1 million decline in payroll-related expenses due to reductions in headcount, offset by a $0.2 million increase in travel related expenses associated with publishing conventions and seminars.

Unallocated Corporate Expenses

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$16,255	$15,686	$(569)	(3.5)%	6.2%	6.0%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The decrease of $0.6 million includes a $0.9 million reduction in non-cash stock-based compensation and a $0.1 million decrease in professional services offset by a $0.5 million net increase in employee-related expenses. Stock-based compensation expense fluctuates over time based on the vesting period of outstanding awards and the number of awards that actually vest.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long Term Assets Other Than Goodwill	$19	$2,870	$2,851	15,005.3%	—%	1.1%

The impairment charge of $2.9 million for the year ended December 31, 2018 includes $2.8 million of impairments associated with our broadcast licenses and $36,000 of impairments associated with mastheads that were recognized during our annual testing period in the fourth quarter of 2018. The broadcast licenses impairment charge was driven by a decrease in the projected long-term revenue growth rates for the broadcast industry. Based on our review and analysis, we determined that the carrying value of broadcast licenses in Cleveland, Louisville and Portland were impaired. We believe that these decreases are indicative of trends in the industry as a whole and not unique to our company or operations.

The $36,000 masthead impairment charge was driven by decreases in the projected long-term revenue growth rates for the print magazine industry. We believe that these decreases are indicative of trends in the industry as a whole and not unique to our company or operations.

We ceased publishing Preaching Magazine, YouthWorker Journal, FaithTalk Magazine and Homecoming The Magazine upon issuance of the May 2017 publication due to operating results that did not meet our expectations. We performed impairment tests as of March 31, 2017 due to the likelihood at that time that these print magazines would be sold or otherwise disposed of. Due to reductions in forecasted operating cash flows and indications of interest from potential buyers, we recorded an impairment charge of $19,000 associated with mastheads during the period ended March 31, 2017.

Depreciation Expense

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$12,369	$12,034	$(335)	(2.7)%	4.7%	4.6%

Depreciation expense decreased $0.3 million compared to the same period of the prior year. The decrease reflects the impact of capital expenditures made in prior years associated with data processing equipment and computer software that have shorter estimated useful lives than towers and broadcast assets and are fully depreciated as of the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$4,593	$6,192	$1,599	34.8%	1.7%	2.4%

Amortization expense increased by $1.6 million compared to the same period of the prior year due to the acquisitions of Trader’s Crux in July 2017 and Intelligence Report and TeacherTube.com in August 2017, Childrens-Ministry-Deals.com in July 2018 and Hilary Kramer newsletter in August 2018, that were partially offset by reductions in the amortization of intangible assets acquired with Mill City Press that are now fully amortized. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(23)	$76	$99	(430.4)%	—%	—%

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

Net (Gain) Loss on the Disposition of Assets

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$3,905	$4,653	$748	19.2%	1.5%	1.8%

The net loss on the disposition of assets of $4.7 million for the year ended December 31, 2018 includes a $2.4 million pre-tax loss on the sale of radio station KGBI-FM in Omaha, Nebraska, a $1.8 million pre-tax loss on the sale of radio stations KCRO-AM and KOTK-AM in Omaha, Nebraska, a $0.3 million pre-tax loss on the sale of land in Lakeside, California, and a $0.2 million pre-tax loss on the sale of land in Covina, California offset by a $0.2 million pre-tax gain from the sale of radio station WBIX-AM in Boston, Massachusetts.

The net loss on the disposition of assets of $3.9 million for the year ended December 31, 2017 includes a $4.7 million estimated loss on the sale of WQVN-AM (formerly WKAT-AM) in Miami, Florida, a $77,000 loss related to transmitter equipment in Dallas, Texas and a $2,000 net loss for equipment damaged in our Tampa, Florida market from hurricane Irma that was offset by a $0.5 million gain on sale of a former transmitter site in our Dallas, Texas market, a $0.4 million gain on the sale of the WSPZ-AM tower site in Washington DC, and a $16,000 net gain from disposals within our print magazine segment.

Other Income (Expense)

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$4	$5	$1	25.0%	—%	—%
Interest Expense	(16,706)	(18,328)	(1,622)	9.7%	(6.3)%	(7.0)%
Change in the Fair Value of Interest Rate Swap	357	—	(357)	(100.0)%	0.1%	—%
Gain (Loss) on Early Retirement of Long-Term Debt	(2,775)	648	3,423	123.4%	(1.1)%	0.2%
Net Miscellaneous Income and (Expenses)	(80)	(10)	70	87.5%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, interest due on our swap agreement prior to the termination of the agreement in May 2017, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The increase of $1.6 million reflects the Notes and ABL Facility outstanding during the year ended December 31, 2018 as compared to the Term Loan B and Revolver that were outstanding through May 19, 2017 of the prior year. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges.

The $0.4 million decline in the fair value of interest rate swap reflects the mark-to-market adjustments to our swap agreement prior to its termination on May 19, 2017.

The gain in 2018 on the early retirement of long-term debt reflects $16.4 million of repurchases of the Notes at prices below face value resulting in a pre-tax gain of $0.6 million. The loss on early retirement of long-term debt for the same period of the prior year reflects $0.6 million of the unamortized discount and $1.5 million of unamortized debt issuance costs associated with the payoff and termination of the Term Loan B on May 19, 2017, $0.1 million of unamortized debt issuance costs associated with the Revolver terminated on May 19, 2017, and a $0.6 million loss to exit and terminate our swap agreement on May 19, 2017.

Net miscellaneous income and expenses includes miscellaneous receipts such as usage fees for real estate properties and miscellaneous expenses. During the year ended December 31, 2018, we paid a contract termination fee of $0.1 million for not exercising our option right to purchase radio station KHTE-FM in Little Rock, Arkansas. This was offset by insurance proceeds associated with hurricane Irma in Tampa, Florida market. During the year ended December 31, 2017, we recorded a loss of $78,000 on an investment.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$(20,870)	$2,473	$23,343	111.8%	(7.9)%	0.9%

We recognized a provision for income taxes of $2.5 million for the year ended December 31, 2018 compared to a tax benefit of $20.9 million in the same period of the prior year. During the 2018 calendar year, we sold groups of assets constituting various radio station business lines that resulted in a decrease in sales apportioned to various states. As a result of the sale of the various radio station business lines coupled with the implementation of the Tax Cuts and Jobs Act of 2017 (“Act’), the change in our provision for income taxes of $23.3 million accounts for the $20.5 million impact of the above Act during December 31, 2017 and a $2.8 million impact from the revaluation of the state net operating loss tax attributes as a result of the sale of various group assets along with current year state minimum taxes. A pretax loss of $0.7 million was recognized for calendar year 2018 compared to pre-tax income of $3.8 million for calendar year 2017. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (343.9)% for the year ended December 31, 2018 compared to (553.0)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Net Income (Loss)

	Year Ended December 31,
	2017	2018	Change $	Change %	2017	2018
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$24,644	$(3,192)	$(27,836)	(113.0)%	9.3%	(1.2)%

We recognized a net loss of $3.2 million compared to net income of $24.6 million during the same period of the prior year. The change in net income (loss) was attributable to the reasons described above.

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

Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 72% of our total assets at December 31, 2018 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures as Level 3 inputs discussed in Note 12 of our Financial Statements and Supplementary Data.

The first step of our impairment testing is to perform a qualitative assessment as to whether it is more likely than not that an indefinite-lived intangible asset is impaired. This qualitative assessment requires significant judgment when considering the events and circumstances that may affect the estimated fair value of our indefinite-lived intangible assets. These events and circumstances are not all-inclusive and are not by themselves indicators of impairment. We consider external and internal factors when reviewing the following events and circumstances, which are presented in the order of what we believe to be the strongest to weakest indicators of impairment:

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

If it is more likely than not that an impairment exists, we are required to perform a second step to preparing a quantitative analysis to estimate the fair or enterprise value of the assets. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: limited trading volume, the impact of our publishing segment operating losses and the significant voting control of our Chairman and Chief Executive Officer. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of our quantitative review.

If the results of our quantitative analysis indicate that the fair value of a reporting unit is less than its carrying value, an impairment is recorded equal to the amount by which the carrying value exceeds the estimated fair value.

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

Broadcast Licenses Impairment Testing

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

The first step of our impairment testing is to perform a qualitative assessment as to whether it is more likely than not that an indefinite-lived intangible asset is impaired. This qualitative assessment requires significant judgment when considering the events and circumstances that may affect the estimated fair value of our indefinite-lived intangible assets. We review the significant assumptions and key estimates applicable to our prior year estimated fair value calculations to assess if events and circumstances have occurred that could affect these assumptions and key estimates. We also review internal benchmarks and the economic performance for each market cluster to assess if it is more likely than not that impairment exists.

As part of our qualitative assessment, we calculate the excess fair value, or the amount by which our prior year estimated fair value exceeds the current year carrying value. Based on our analysis and review, including the financial performance of each market, we believe that a 25% excess fair value margin is a conservative and reasonable benchmark for our qualitative analysis. Markets with an excess fair value of 25% or more, which have had no significant changes in the prior year assumptions and key estimates, are not likely to be impaired.

Next, we review the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or Station Operating Income (“SOI”) defined as net broadcast revenue less broadcast operating expenses. See Item 6—Selected Financial Data within this annual report for information on SOI, a non-GAAP measure. Numerous trade organizations and analysts review these radio station sales to track SOI multiples applicable to each transaction. Based on published reports and an analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a conservative indicator of fair value. Markets with an SOI multiple of 4 or less, which have had no significant changes in the prior year assumptions and key estimates, are not likely to be impaired.

The second step of our impairment testing is to perform a qualitative assessment if we have indication that the fair value of a reporting unit may be less than its carrying value. The qualitative review includes markets that were not valued in the prior year as there is no basis to calculate the excess carrying value. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.

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

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2017	December 31, 2018
Risk-adjusted discount rate	9.0%	9.0%
Operating profit margin ranges	(13.9%) - 30.8%	4.4% - 34.5%
Long-term revenue growth rates	1.9%	0.5% - 1.2%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Goodwill Impairment Testing

When performing our annual impairment testing for goodwill, the fair value of each applicable accounting unit is estimated using a discounted cash flow analysis, which is a form of the income approach. The discounted cash flow analysis utilizes a five to ten year projection period to derive operating cash flow projections from a market participant view. We make certain assumptions regarding future revenue growth based on industry market data, historical performance and our expectations of future performance. We also make assumptions regarding working capital requirements and ongoing capital expenditures for fixed assets. Future net free cash flows are calculated on a debt free basis and discounted to present value using a risk adjusted discount rate. The terminal year value is calculated using the Gordon constant growth method and long-term growth rate assumptions based on long-term industry growth and GDP inflation rates. The resulting fair value estimates, net of any interest bearing debt, are then compared to the carrying value of each reporting unit’s net assets. Goodwill impairment testing may also use a cost approach, or the “stick” value of an entity or underlying assets. The stick value of a broadcast entity typically includes the carrying value of FCC licenses, tangible assets and working capital.

The first step of our impairment testing is to perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets, including goodwill, are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entities operating income to estimate the fair value. We believe that a multiple of four is a conservative indicator of fair value as described above.

If the results of our qualitative assessment indicate that the fair value of a reporting unit may be less than its carrying value, we perform a second quantitative review of the reporting unit. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.

Goodwill—Broadcast Markets

The unit of accounting we use to test goodwill associated with our radio stations is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. Seventeen of our 33 market clusters have goodwill associated with them as of our annual testing period ended December 31, 2018. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Broadcast Markets Enterprise Valuations	December 31, 2017	December 31, 2018
Risk-adjusted discount rate	9.0%	9.0%
Operating profit margin ranges	(7.8%) - 36.2%	(4.1%) - 45.1%
Long-term revenue growth rates	1.9%	0.5% - 1.1%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Goodwill—Broadcast Networks

The unit of accounting we use to test goodwill in our radio networks is the entity level, which includes Salem Radio NetworkTM (“SRNTM”), Todays Christian Music (“TCM”) and Singing News® Radio. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available. One of our networks has goodwill associated with it as of our annual testing period ended December 31, 2018. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Broadcast Network Valuations	December 31, 2017	December 31, 2018
Risk adjusted discount rate	—	10.0%
Operating profit margin ranges	—	14.8% - 15.7%
Long-term revenue growth rates	—	0.5%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Goodwill – Digital Media

The unit of accounting we use to test goodwill in our digital media segment is the entity level, which includes SWN, SWN Spanish, Townhall.com®, Eagle Financial Publications and Newport National Health. The financial statements for SWN include the operating results and cash flows for our Christian content websites and our church product websites. The financial statements for Townhall.com® reflect the operating results for each of our conservative opinion websites. Eagle Financial Publications include our investing websites and related digital publications. The financial statements for Newport National Health include our e-commerce website. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available. Four of our five digital entities have goodwill associated with them as of our annual testing period ended December 31, 2018. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Digital Media Enterprise Valuations	December 31, 2017	December 31, 2018
Risk adjusted discount rate	10.0%	10.0%
Operating profit margin ranges	8.0% - 36.0%	8.5% - 17.2%
Long-term revenue growth rates	1.9% - 2.0%	1.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Goodwill—Publishing

The unit of accounting we use to test goodwill in our publishing segment is the entity level, which includes Regnery® Publishing, Salem Author Services and Singing News®. Regnery® Publishing is a book publisher based in Washington DC that operates from a stand-alone facility under one general manager, with operating results and cash flows of reported at the entity level. Salem Author Services operates from a stand-alone facility in Orlando, Florida under one general manager who is responsible for the operating results and cash flows. Singing News® produces and distributes a print magazine. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available. Two of our publishing entities have goodwill associated with them as of our annual testing period ended December 31, 2018. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Publishing Enterprise Valuations	December 31, 2017	December 31, 2018
Risk adjusted discount rate	10.0%	10.0%
Operating margin ranges	5.0% - 5.5%	4.0% - 5.0%
Long-term revenue growth rates	1.9%	1.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Other Indefinite-Lived Intangible Assets Impairment Testing

Mastheads consist of the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our mastheads. We account for mastheads in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize mastheads, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

We test the value of mastheads at the publishing entity level, which is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. We print one magazine as of the testing period ended December 31, 2018 for which we have recorded masthead value.

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

Pre-tax royalty income is based on a 10-year revenue forecast and assumed to carry on into perpetuity. Revenue beyond the projection period (terminal year) is based on estimated long-term industry growth rates. The analysis also incorporated the present value of the tax amortization benefit associated with the mastheads. The key estimates and assumptions are as follows:

Mastheads	December 31, 2017	December 31, 2018
Risk-adjusted discount rate	10.0%	10.0%
Long-term revenue growth rates	(3.2%) - 0.9%	(4.0%) - (1.0%)
Royalty rate	3.0%	3.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Sensitivity of Key Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets Assumptions

When estimating the fair value of our broadcasting licenses and goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. We prepared a sensitivity analysis of these assumptions and the hypothetical non-cash impairment charge that would have resulted if our estimates were to change by 100 basis points as of the testing period in the fourth quarter of 2018. The following would be the incremental impact:

	Sensitivity Analysis(1)
	Increase in Risk- Adjusted Discount Rate	Decrease in Operating Profit Margins	Decrease in Long-Term Revenue Growth Rates
	(Dollars in thousands)
Incremental broadcast licenses impairment	$16,965	$5,510	$11,569
Incremental goodwill impairment	—	12	—
Incremental Mastheads impairment	48	—	—

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date. The same discount rate was used for each of our broadcast markets. The discount rate for our digital media and publishing entities was higher given the perceived additional risks associated with the cash flows in these businesses.

Operating profit margin is defined as operating income before interest, depreciation, amortization, income tax and corporate allocation charges divided by net revenue. For the fair value analysis, the projections of operating profit margin that are used are based upon industry expectations. These margin projections are not specific to the performance of our radio stations or segments in a market, but are predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor. If actual future margins are lower than our estimates, we may recognize future impairment charges, the amount of which may be material.

For the goodwill fair value analysis, the projections of operating margin for each broadcast market and each entity are based on our historical performance. If the future outlook for the broadcast, digital or publishing industry growth declines by more than our estimates, we may recognize future impairment charges, the amount of which may be material.

Long-term revenue growth rates are determined from publicly available information on industry expectations rather than our own estimates, which could differ. Long-term revenue growth rates can vary for each of our broadcast markets. Using industry expectations, each broadcast market, digital and publishing entity’s revenues were forecasted over a ten-year projection period to reflect the projected long-term growth rate. If the future outlook for the broadcast, digital or publishing industry growth declines by more than our estimates, we may recognize future impairment charges, the amount of which may be material.

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

Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurements includes inputs that are Level 3 measurement as discussed in Note 12 in the notes of our Consolidated Financial Statements contained in Item 8 in this annual report on Form 10-K .

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. During the year ended December 31 2018, we recognized a net increase of $76,000 to our estimated contingent earn-out liabilities as compared to a net decrease to our estimated contingent earn-out liabilities of $23,000 for the same period of the prior year. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 4—Contingent Earn-Out Consideration in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on Form 10-K.

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

Sales Returns and Allowances

We provide for estimated returns for products sold with the right of return, primarily book sales associated with Regnery® Publishing and nutritional products sold through our wellness division. We record an estimate of these product returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance of our products. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Inventory Reserves

Inventories consist of finished goods, including published books and wellness products. Inventory is recorded at the lower of cost or net realizable value as determined on a First-In First-Out (“FIFO”) cost method. We reviewed historical data associated with book and wellness product inventories held by Regnery® Publishing and our e-commerce wellness entities, as well as our own experiences to estimate the fair value of inventory on hand. Our analysis includes a review of actual sales returns, our allowances, royalty reserves, overall economic conditions and product demand. We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Reserves for Royalty Advances

Royalties due to book authors are paid in advance and capitalized. Royalties are expensed as the related book revenues are earned or when we determine that future recovery of the royalty is not likely. We reviewed historical data associated with royalty advances, earnings and recoverability based on actual results of Regnery® Publishing. Historically, the longer the unearned portion of an advance remains outstanding, the less likely it is that we will recover the advance through the sale of the book. We apply this historical experience to outstanding royalty advances to estimate the likelihood of recovery. A provision was established to expense the balance of any unearned advance which we believe is not recoverable. Our analysis also considers other discrete factors, such as death of an author, any decision to not pursue publication of a title, poor market demand or other relevant factors. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.8 million and $0.7 million at December 31, 2018 and 2017, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

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

For financial reporting purposes, we recorded a valuation allowance of $5.4 million as of December 31, 2018 to offset the deferred tax assets related to the state net operating loss carryforwards.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2018, we did not recognize liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at December 31, 2018. Our evaluation was performed for all tax years that remain subject to examination, which range from 2014 through 2017. There is currently one tax examination in process. The City of New York began their audit of Salem’s 2013 and 2014 tax filings. We do not anticipate any material or significant results from the audit.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds have been operating cash flow, borrowings under credit facilities and proceeds from the sale of selected assets or businesses. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from these sources. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have assessed the current and expected economic outlook and our current and expected needs for funds and we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months, including our working capital deficit at December 31, 2018.

Generally, we keep the balance of cash and cash equivalents low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents balance was $0.1 million at December 31, 2018 as compared to $3,000 at December 31, 2017. Our working capital decreased by $13.8 million to ($9.2) million at December 31, 2018 compared to $4.6 million at December 31, 2017 reflecting a $10.6 million increase in the outstanding balance on the ABL Facility, a $3.5 million decrease in assets held for sale, and a $1.4 million increase in accounts payable and accrued expenses including a $0.2 million increase in accrued music license fees, a $0.2 million increase in acquisition-related deferred payments, a $0.1 million increase in accrued legal fees and a $0.1 million increase in third-party marketing costs.

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

Net cash provided by operating activities during the year ended December 31, 2018 decreased by $4.4 million to $23.0 million from $27.4 million during the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Total net revenue declined by $1.0 million,

•	Operating expenses exclusive of depreciation, amortization, changes in the fair value of contingent earn-out consideration, and impairments increased by $0.8 million;

•	Trade accounts receivables, net of allowances, increased by $0.5 million;

•	Unbilled revenue increased $0.2 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 60 days at December 31, 2018 compared to 65 days at December 31, 2018;

•

Net accounts payable and accrued expenses increased $1.4 million to $19.9 million from $18.5 million as of the prior year including a $0.2 million increase in accrued music license fees, $0.2 million increase in deferred payments, $0.1 million increase in accrued legal fees, and a $0.1 million increase in third party marketing costs; and

•	Net inventories on hand decreased $53,000 to $677,000 at December 31, 2018 compared to an increase of $0.1 million to $730,000 at December 31, 2017.

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

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $7.5 million during 2019.

Net cash used in investing activities during the year ended December 31, 2018 increased $0.4 million to $10.7 million compared to $10.3 million during the prior year. The increase in cash used for investing activities includes:

•	Cash paid for acquisitions increased $6.9 million to $10.9 million compared to $4.0 million during the prior year;

•	Cash paid for capital expenditures increased $0.8 million to $9.3 million compared to $8.5 million during the prior year;

•

We received $9.9 million in proceeds from the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida, radio station KGBI-FM in Omaha, Nebraska, radio station WBIX-AM in Boston, Massachusetts, radio stations KOTK-AM and KCRO-AM in Omaha, Nebraska, sale of land in Lakeside Valley, California, and the sale of land in Covina, California.

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

During the year ending December 31, 2018, the principal balances outstanding under the Notes and ABL Facility ranged from $249.5 million to $264.0 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Any future equity distributions are likely to be comparable to prior declarations unless there are changes in expected future earnings, cash flows, financial and legal requirements. Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.8 million in 2019. However, the actual declaration of dividends and equity distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and depend upon future earnings, cash flows, financial and legal requirements, and other factors.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash used in financing activities during the year ended December 31, 2018 decreased $5.0 million to $12.1 million compared to $17.1 million during the prior year. The decrease in cash used for financing activities includes:

•	A $7.0 million decrease in cash paid for debt issuance costs due to the credit agreements entered in the prior year;

•	A $2.9 million decrease in the book overdraft to $0.3 million from $3.2 million of the prior year;

•	We used $15.4 million of cash to repurchase $16.4 million in face value of the 6.75% Senior Secured Notes; and

•	The impact of the $8.0 million net cash used in 2017 to repay the Term Loan B of $263.0 million and issue the Notes for $255.0 million.

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

6.75% Senior Secured Notes

On May 19, 2017, we issued in a private placement the Notes, which are guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest initially accrued on the Notes from May 19, 2017 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2017.

The Notes and the ABL Facility are secured by liens on substantially all of our and the Subsidiary Guarantors’ assets, other than certain excluded assets. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”). The Notes are secured by a first-priority lien on substantially all other assets of ours and the Subsidiary Guarantors (the “Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation.

We may redeem the Notes, in whole or in part, at any time on or before June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, we may redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes before June 1, 2020 with the net cash proceeds from certain equity offerings at a redemption price of 106.75% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the Notes per twelve-month period before June 1, 2020 at a redemption price of 103% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date.

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

Based on the balance of the Notes currently outstanding, we are required to pay $15.9 million per year in interest on the Notes. As of December 31, 2018, accrued interest on the Notes was $1.3 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the years ended December 31, 2018 and 2017, $0.9 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
December 21, 2018	$2,000	$1,835	91.75%	$38	$127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$16,430	$15,443

Asset-Based Revolving Credit Facility

On May 19, 2017, the Company entered into the ABL Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.

The ABL Facility is a five-year $30.0 million revolving credit facility due May 19, 2022, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue at a rate equal to a base rate or LIBOR rate plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings.

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the years ended December 31, 2018 and 2017, $0.2 million of debt issue costs associated with the Notes was amortized to interest expense. At December 31, 2018, the blended interest rate on amounts outstanding under the ABL Facility was 4.45%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For the year ended December 31, 2017, approximately $74,000 of the discount associated with the Term Loan B was amortized to interest expense.

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

The following payments or prepayments of the Term Loan B were made during the year ended December 31, 2017 through the date of the termination, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
May 19, 2017	$258,000	$550
February 28, 2017	3,000	6
January 30, 2017	2,000	5

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For the year ended December 31, 2017 approximately $203,000 of the debt issuance costs associated with the Term Loan B was amortized to interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For the year ended December 31, 2017, we recorded amortization of deferred financing costs of approximately $26,000.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2017	2018
	(Dollars in thousands)
6.75% Senior Secured Notes	$255,000	$238,570
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(5,774)	(4,540)

6.75% Senior Secured Notes net carrying value	249,226	234,030

Asset-Based Revolving Credit Facility principal outstanding	9,000	19,660
Capital leases and other loans	462	163

Long-term debt and capital lease obligations less unamortized debt issuance costs	258,688	253,853
Less current portion	(9,109)	(19,718)

Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$249,579	$234,135

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2018:

•	Outstanding borrowings of $19.7 million under the ABL Facility, with interest spread ranging from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings;

•	$238.6 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2018 and December 31, 2017 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2018 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2019	$19,718
2020	39
2021	31
2022	27
2023	8
Thereafter	238,570

$258,393

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

During our annual testing in the fourth quarter of 2018, we recognized impairment charges of $2.9 million impairment charge of broadcast licenses and $36,000 impairment of mastheads. We determined that the carrying value of broadcast licenses in three of our market clusters were impaired as of the annual testing period ending December 31, 2018. We recorded an impairment charge of $2.8 million to the value of broadcast licenses in Cleveland, Louisville and Portland. The impairment charge was driven by a decrease in the projected long-term revenue growth rates for the broadcast industry. The masthead impairment charge was driven by decreases in the projected long-term revenue growth rates for the print magazine industry.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

Not required for smaller reporting companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

Salem Media Group, Inc.

Camarillo, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Salem Media Group, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2016.

Sherman Oaks, California

March 12, 2019

SALEM MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$3	$117
Trade accounts receivable (net of allowances of $11,019 in 2017 and $9,732 in 2018)	32,545	33,020
Unbilled revenue	2,298	2,513
Other receivables (net of allowances of $227 in 2017 and $158 in 2018)	820	806
Inventories (net of reserves of $1,657 in 2017 and $994 in 2018)	730	677
Prepaid expenses	6,824	6,504
Assets held for sale	3,500	—

Total current assets	46,720	43,637

Land held for sale	1,000	—
Notes receivable (net of allowance of $759 in 2017 and $733 in 2018)	53	218
Property and equipment (net of accumulated depreciation of $164,720 in 2017 and $170,842 in 2018)	99,480	96,508
Broadcast licenses	380,914	376,316
Goodwill	26,424	26,789
Other indefinite-lived intangible assets	313	277
Amortizable intangible assets (net of accumulated amortization of $47,179 in 2017 and $53,180 in 2018)	13,104	11,264
Deferred financing costs	550	381
Deferred income taxes	1,070	—
Other assets	3,191	3,638

Total assets	$572,819	$559,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,584	$2,187
Accrued expenses	9,281	10,104
Accrued compensation and related expenses	7,643	7,582
Accrued interest	1,445	1,375
Contract liabilities	12,763	11,537
Deferred rent expense	152	108
Income taxes payable	172	267
Current portion of long-term debt and capital lease obligations	9,109	19,718

Total current liabilities	42,149	52,878

Long-term debt and capital lease obligations, less current portion	249,579	234,135
Deferred income taxes	34,151	35,272
Deferred rent expense, long-term	13,644	13,431
Contract liabilities, long-term	1,951	1,379
Other long-term liabilities	64	64

Total liabilities	341,538	337,159

Commitments and contingencies (Note 14)
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,932,451 and 22,950,066 issued and 20,614,801 and 20,632,416 outstanding at December 31, 2017 and 2018, respectively	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2017 and 2018, respectively	56	56
Additional paid-in capital	244,634	245,220
Accumulated earnings	20,370	10,372
Treasury stock, at cost (2,317,650 shares at December 31, 2017 and 2018)	(34,006)	(34,006)

Total stockholders’ equity	231,281	221,869

Total liabilities and stockholders’ equity	$572,819	$559,028

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2017	2018
Net broadcast revenue	$196,197	$198,502
Net digital media revenue	43,096	42,595
Net publishing revenue	24,443	21,686

Total net revenue	263,736	262,783

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $2,196 and $2,142 for the years ended December 31, 2017 and 2018, respectively, paid to related parties)	145,494	148,614
Digital media operating expenses, exclusive of depreciation and amortization shown below	33,675	33,296
Publishing operating expenses exclusive of depreciation and amortization shown below	24,475	22,396
Unallocated corporate expenses, exclusive of depreciation and amortization shown below (including $238 and $198 for the years ended December 31, 2017 and 2018, respectively, paid to related parties)	16,255	15,686
Depreciation	12,369	12,034
Amortization	4,593	6,192
Change in the estimated fair value of contingent earn-out consideration	(23)	76
Impairment of indefinite-lived long-term assets other than goodwill	19	2,870
Net (gain) loss on the disposition of assets	3,905	4,653

Total operating expenses	240,762	245,817

Operating income	22,974	16,966
Other income (expense):
Interest income	4	5
Interest expense	(16,706)	(18,328)
Change in the fair value of interest rate swap	357	—
Gain (loss) on early retirement of long-term debt	(2,775)	648
Net miscellaneous income and (expenses)	(80)	(10)

Income (loss) from operations before income taxes	3,774	(719)
Provision for (benefit from) income taxes	(20,870)	2,473

Net income (loss)	$24,644	$(3,192)

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2017	2018
Basic earnings (loss) per share data:
Basic earnings (loss) per share Class A and Class B common stock	$0.94	$(0.12)
Diluted earnings (loss) per share data:
Diluted earnings (loss) per share Class A and Class B common stock	$0.94	$(0.12)
Distributions per share Class A and Class B common stock	$0.26	$0.26
Basic weighted average Class A and Class B shares outstanding	26,068,942	26,179,702

Diluted weighted average Class A and Class B shares outstanding	26,435,757	26,179,702

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2016	22,593,130	226	5,553,696	56	242,400	2,516	(34,006)	211,192
Stock-based compensation	—	—	—	—	1,721	—	—	1,721
Options exercised	127,663	1	—	—	513	—	—	514
Lapse of restricted shares	211,658	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	(6,790)	—	(6,790)
Net income	—	—	—	—	—	24,644	—	24,644

Stockholders’ equity, December 31, 2017	22,932,451	$227	5,553,696	$56	$244,634	$20,370	$(34,006)	$231,281

Stock-based compensation	—	—	—	—	543	—	—	543
Options exercised	17,615	—	—	—	43	—	—	43
Cash distributions	—	—	—	—	—	(6,806)	—	(6,806)
Net income (loss)	—	—	—	—	—	(3,192)	—	(3,192)

Stockholders’ equity, December 31, 2018	22,950,066	$227	5,553,696	$56	$245,220	$10,372	$(34,006)	$221,869

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2017	2018
OPERATING ACTIVITIES
Net income (loss)	$24,644	$(3,192)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	1,721	543
Depreciation and amortization	16,962	18,226
Amortization of deferred financing costs	940	1,114
Accretion of financing items	74	—
Accretion of acquisition-related deferred payments and contingent earn-out consideration	42	24
Provision for bad debts	2,196	2,098
Deferred income taxes	(20,932)	2,191
Impairment of indefinite-lived long-term assets other than goodwill	19	2,870
Change in the fair value of interest rate swap	(357)	—
Change in the estimated fair value of contingent earn-out consideration	(23)	76
Loss on the disposition of assets	3,905	4,653
(Gain) loss on early retirement of debt	2,775	(648)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	144	(2,814)
Inventories	(60)	53
Prepaid expenses and other current assets	(537)	308
Accounts payable and accrued expenses	(2,569)	1,031
Deferred rent expense	(133)	(287)
Contract liabilities	(1,427)	(3,365)
Other liabilities	(3)	(15)
Income taxes payable	(51)	95

Net cash provided by operating activities	27,330	22,961

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(8,534)	(9,267)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(50)	(77)
Purchases of broadcast assets and radio stations	(2,282)	(6,534)
Purchases of digital media businesses and assets	(1,690)	(4,320)
Proceeds from sale of assets	2,456	9,894
Other	(242)	(420)

Net cash used in investing activities	(10,342)	(10,724)

FINANCING ACTIVITIES
Payments under Term Loan B	(263,000)	—
Payments to repurchase 6.75% Senior Secured Notes		(15,443)
Proceeds from borrowings under Revolver and ABL Facility	89,738	153,650
Payments on Revolver and ABL Facility	(81,214)	(142,990)
Payment of interest rate swap	(783)	—
Proceeds from bond offering	255,000	—
Payments of debt issuance costs	(7,035)	(50)
Payments of acquisition-related contingent earn-out consideration	(14)	(140)
Payments of deferred installments due from acquisition activity	(225)	—
Proceeds from the exercise of stock options	514	43
Payment of cash distribution on common stock	(6,790)	(6,806)
Payments on capital lease obligations	(122)	(85)
Book overdraft	(3,184)	(302)

Net cash used in financing activities	(17,115)	(12,123)

Net increase (decrease) in cash and cash equivalents	(127)	114
Cash and cash equivalents at beginning of year	130	3

Cash and cash equivalents at end of year	$3	$117

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2017	2018
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Cash paid for interest net of capitalized interest	$14,237	$17,231
Cash paid for income taxes, net of refunds	$96	$186
Other supplemental disclosures of cash flow information:
Barter revenue	$5,939	$6,837
Barter expense	$5,675	$6,184

Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$50	$77
Non-cash capital expenditures for property & equipment acquired under trade agreements	$39	$33
Net assets and liabilities assumed in a non-cash acquisition	$2,852	$—
Deferred payments on acquisitions	$—	$275
Estimated present value of contingent-earn out consideration	$—	$52
Assets acquired under capital lease	$16	$154

See accompanying notes

SALEM MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Salem Media Group, Inc. (“Salem” “we,” “us,” “our” or the “company”) is a domestic multimedia company specializing in Christian and conservative content. Our media properties include radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 19—Segment Data.

The accompanying Consolidated Financial Statements of Salem include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid debt instruments, purchased with an initial maturity of three-months or less, to be cash equivalents. The carrying value of our cash and cash equivalents approximated fair value at each balance sheet date.

Trade Accounts Receivable and Unbilled Revenue

Trade accounts receivable, net of allowances: Trade accounts receivable includes amounts billed and due from our customers stated at their net estimated realizable value to be settled in cash. Trade accounts receivable for our self-publishing services represent contractual amounts due under individual payment plans that are adjusted quarterly to exclude unearned or cancellable contracts. Payments are generally due within 30 days of the invoice date.

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

Allowance for Doubtful Accounts

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

Inventory Reserves

We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We review historical data associated with book and wellness product inventories held by Regnery® Publishing and our e-commerce wellness entities, as well as our own experiences to estimate the fair value of inventory on hand. Our analysis includes a review of actual sales returns, our allowances, royalty reserves, overall economic conditions and product demand. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Property and Equipment

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt. We capitalized interest of $0.1 million and $0.2 million during the years ended December 31, 2018 and 2017. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized if they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Estimated Life
Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	10-20 years
Studio, production and mobile equipment	5-10 years
Computer software and website development costs	3 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	Lesser of the useful life or remaining lease term

The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and business units for indicators of impairment. When indicators of impairment are present, and the cash flows estimated to be generated from these assets is less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded. See Note 6—Property and Equipment.

Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40 Internal-Use Software. Capitalized costs are generally depreciated over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. We capitalized $2.1 million and $3.7 million during the years ended December 31, 2018, and 2017, related to internally developed software and website development costs. Depreciation expense of amounts capitalized was $2.8 million for each of the years ending December 31, 2018, and 2017.

Broadcast Licenses

We account for broadcast licenses in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. We perform out annual impairment testing during the fourth quarter or each year as discussed in Note 7—Broadcast Licenses.

Goodwill

We account for goodwill in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year as discussed in Note 8—Goodwill.

Other Indefinite-Lived Intangible Assets

We account for mastheads in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize mastheads, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year as discussed in Note 9—Other Indefinite Lived Intangible Assets.

Amortizable Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Typically, intangible assets are acquired in conjunction with the acquisition of broadcast entities, digital media entities and publishing entities. These intangibles are amortized using the straight-line method over the following estimated useful lives:

Category	Estimated Life
Customer lists and contracts	Lesser of 5 years or the life of contract
Domain and brand names	5 -7 years
Favorable and assigned leases	Lease Term
Subscriber base and lists	3-7 years
Author relationships	1-7 years
Non-compete agreements	1 to 5 years

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 Property, Plant and Equipment, when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the year ended December 31, 2018.

Deferred Financing Costs

Debt issue costs are amortized to non-cash interest expense over the term of the agreement using the effective interest method.

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

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the Note proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. See Note 11—Long-Term Debt.

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

For financial reporting purposes, we recorded a valuation allowance of $5.4 million as of December 31, 2018 to offset the deferred tax assets related to the state net operating loss carryforwards. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We have calculated the impact of the Act in our year ending December 31, 2018 income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the years ended December 31, 2018 and 2017, we did not have any material unrecognized tax benefits recorded. Our evaluation was performed for all tax years that remain subject to examination, which range from 2014 through 2017. There is currently one tax examination in process. In August 2017, we received a letter notifying us that the City of New York is initiating an audit of our tax returns for years 2013 and 2014. As of December 31, 2018, we are still currently under audit. We do not anticipate the outcome to be material nor significant.

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

(6)	the addition of operations in states that on average have different income tax rates from states in which we currently operate; and

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

Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. Acquisitions may include contingent consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in in Note 12—Fair Value Measurements.

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

Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $0.2 million during the year ended December 31, 2018 compared to $0.1 million during the year ended December 31, 2017, which are included in unallocated corporate expenses in the accompanying Consolidated Statements of Operations.

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

We recorded a net increase to our estimated contingent earn-out liabilities of $76,000 for the year ended December 31, 2018 and a net decrease of $23,000 for the year ended December 31, 2017. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 4—Contingent Earn-Out Consideration.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.8 million and $0.7 million at December 31, 2018 and 2017, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

The following table presents the changes in our partial self-insurance reserves.

	Year Ended December 31,
	2017	2018
	(Dollars in thousands)
Balance, beginning of period	$783	$747
Self-funded costs	9,735	9,336
Claims paid	(9,771)	(9,255)

Ending period balance	$747	$828

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

As of December 31, 2018, we did not have any outstanding derivative instruments.

Fair Value Measurements and Disclosures

As of December 31, 2018, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of the ABL approximates fair value as the related interest rates approximate rates currently available to the company. The carrying amount of the Notes at December 31, 2018 was $238.6 million, compared to the estimated fair value of $218.3 million based on the prevailing interest rates and trading activity of our Notes. See Note 12—Fair Value Measurements and Disclosures.

Long-term Debt and Debt Covenant Compliance

Our classification of outstanding borrowings on our Notes as long-term debt on our balance sheet is based on our assessment that, under the Indenture and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made within the next twelve months. The Notes have a term of seven years, maturing on June 1, 2024. We may redeem the Notes, in whole or in part, at any time on or before June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, we may redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes before June 1, 2020 with the net cash proceeds from certain equity offerings at a redemption price of 106.75% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the Notes per twelve month period before June 1, 2020 at a redemption price of 103% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date.

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

Reserves for Royalty Advances

Royalties due to book authors are paid in advance and capitalized. Royalties are expensed as the related book revenues are earned or when we determine that future recovery of the royalty is not likely. We reviewed historical data associated with royalty advances, earnings and recoverability based on actual results of Regnery® Publishing. Historically, the longer the unearned portion of an advance remains outstanding, the less likely it is that we will recover the advance through the sale of the book. We apply this historical experience to outstanding royalty advances to estimate the likelihood of recovery. A provision was established to expense the balance of any unearned advance which we believe is not recoverable. Our analysis also considers other discrete factors, such as death of an author, any decision to not pursue publication of a title, poor market demand or other relevant factors. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

While we believe that the final resolution of any known maters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources. See Note 14—Commitments and Contingencies.

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

Contract Assets

Contract Assets—Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At December 31, 2018, our prepaid commission expense was $0.7 million.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. Additionally, new customers, existing customers without approved credit terms and authors purchasing specific self-publishing services, are required to make payments in advance of the delivery of the products or performance of the services. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, including payments that are refundable if the customer cancels the contract according to the contract terms. Contract liabilities were historically recorded under the caption “deferred revenue” and are reported as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. Long-term contract liabilities represent the amount of payments received in excess of revenue earned, including those that are refundable, when the time to fulfill the performance obligation is greater than one year. Our long-term liabilities consist of subscriptions with a term of two-years for which some customers have purchased and paid for multiple years.

Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2018	$12,763	$1,951
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(7,843)	—
Additional amounts recognized during the period	21,460	830
Revenue recognized during the period that was recorded during the period	(16,245)	—
Transfers	1,402	(1,402)

Balance, end of period December 31, 2018	$11,537	$1,379

Amount refundable at beginning of period	$12,450	$1,677
Amount refundable at end of period	$11,410	$1,379

We expect to satisfy these performance obligations as follows:

Amount
(Dollars in thousands)
For the Twelve Months Ended December 31,
2019	$11,537
2020	606
2021	331
2022	179
2023	94
Thereafter	169

$12,916

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

Trade and barter revenues and expenses were as follows:

	Year Ended December 31,
	2017	2018
Net broadcast barter revenue	$5,858	$6,702
Net digital media barter revenue	30	124
Net publishing barter revenue	51	11
Net broadcast barter expense	$5,575	$6,161
Net digital media barter expense	—	3
Net publishing barter expense	100	20

Practical Expedients and Exemptions

We have elected certain practical expedients and policy elections as permitted under ASC Topic 606 as follows:

•	We applied the transitional guidance to contracts that were not complete at the date of our initial application of ASC Topic 606 on January 1, 2018.

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

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following table presents our revenues disaggregated by revenue source for each of our three operating segments:

	Year Ended December 31, 2018
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:
Block Programming-National	$49,864	$—	$—	$49,864
Block Programming-Local	33,274	—	—	33,274
Spot Advertising-National	16,333	—	—	16,333
Spot Advertising-Local	55,863	—	—	55,863
Infomercials	1,824	—	—	1,824
Network	19,293	—	—	19,293
Digital Advertising	7,172	22,351	473	29,996
Digital Streaming	752	4,347	—	5,099
Digital Downloads and eBooks	—	5,354	1,481	6,835
Subscriptions	1,056	8,205	907	10,168
Book Sales and e-commerce	483	1,949	11,866	14,298
Self-Publishing fees	—	—	5,609	5,609
Advertising-Print	42	—	574	616
Other Revenues	12,546	389	776	13,711

	$198,502	$42,595	$21,686	$262,783

Timing of Revenue Recognition
Point in Time	$196,187	$42,500	$21,640	$260,327
Rental Income(1)	2,315	95	46	2,456

	$198,502	$42,595	$21,686	$262,783

(1)

Rental income is not applicable to ASC Topic 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Consolidated Financial Statements within this report on Form 10-K.

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

Salem Surround. During 2018, we launched a national multimedia advertising agency with locations in 35 markets across the United States. Salem Surround offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients. In our role as a digital agency, our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign, which we view as one performance obligation. Our advertising campaigns are designed to be “white label” agreements between Salem and our advertiser, meaning we provide special care and attention to the details of the campaign. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed. We may contract directly with a third-party, however, we are responsible for delivering the campaign results to our customer with or without the third-party. We are responsible for any payments due to the third-party regardless of the campaign results and without regard to the status of payment from our customer. We have discretion in setting the price to our customer without input or approval from the third-party. Accordingly, revenue is reported gross, as principal, as the performance obligation is delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation.

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

Self-Publishing Fees. We recognize revenue from self-publishing services through Salem Author Services (“SAS”), including book publishing and support services to independent authors. Services include book cover design, interior layout, printing, distribution, marketing services and editing for print books and eBooks. As each book and related support services are unique to each author, authors must make payments in advance of the performance. Payments are typically made in installments over the expected production time line for each publication. We record contract liabilities equal to the amount of payments received, including those amounts that are fully or partially refundable. Contract liabilities were historically recorded under the caption “deferred revenue” and are reported as current liabilities or long term liabilities on our consolidated financial statements based on the time to fulfill the performance obligations under terms of the contract. Refunds are limited based on the percentage completion of each publishing project.

Revenue is recognized upon completion of each performance obligation, which represents the point in time that control of the product is transferred to the author, thereby completing our performance obligation. Revenue is recorded at the net amount due from the author, including discounts based on the service package.

Advertising—Print. We recognize revenue from the sale of print magazine advertisements. Revenue is recognized upon delivery of the print magazine which represents the point in time that control is transferred to the customer thereby completing the performance obligation. Revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation. We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. See Note 15—Stock Incentive Plan.

Advertising and Promotional Cost

Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $10.9 million and $12.0 million for each of the years ended December 31, 2018 and 2017.

Leases

We lease broadcast towers, transmitter sites and office space throughout the United States. We review each lease agreement upon inception to determine the appropriate classification of the lease as a capital lease or operating lease based on the factors listed in FASB ASC Topic 840 Leases. Our current lease terms generally range from one to twenty-five years with rent expense recorded on a straight-line basis for financial reporting purposes. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Rent expense, exclusive of intercompany leases that are eliminated from our consolidated operating results, was $15.4 million and $15.5 million, respectively, for the years ended December 31, 2018 and 2017.

Deferred rental revenue was $4.1 million and $4.3 million as of December 31, 2018 and 2017, respectively.

Leasehold Improvements

We may construct or otherwise invest in leasehold improvements to properties. The costs of these leasehold improvements are capitalized and depreciated over the shorter of the estimated useful life of the improvement or the lease term including anticipated renewal periods.

(Gain) Loss on the Disposition of Assets

We record gains or losses on the disposition of assets equal to the proceeds, if any, as compared to the net book value. Exchange transactions are accounted for in accordance with FASB ASC Topic 845 Non-Monetary Transactions.

During the year ended December 31, 2018, we recorded a $4.7 million pre-tax loss that includes a $2.4 million pre-tax loss on the sale of radio station KGBI-FM in Omaha, Nebraska, a $1.8 million pre-tax loss on the sale of radio stations KCRO-AM and KOTK-AM in Omaha, Nebraska, a $0.3 million pre-tax loss on the sale of land in Lakeside, California, and a $0.2 million pre-tax loss on the sale of land in Covina, California offset by a $0.2 million pre-tax gain on the sale of radio station WBIX-AM in Boston, Massachusetts.

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

Options to purchase 1,980,972 and 1,428,462 shares of Class A common stock were outstanding at December 31, 2018 and 2017. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. The number of anti-dilutive shares as of December 31, 2018 and 2017 was 1,672,217 and 814,556.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2017	2018
Weighted average shares	26,068,942	26,179,702
Effect of dilutive securities—stock options	366,815	—

Weighted average shares adjusted for dilutive securities	26,435,757	26,179,702

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

The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of December 31, 2018, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.

Concentrations of Business Risks

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2018 and 2017, 36.4% and 36.8%, respectively, of our total broadcast revenues were generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 14.8% and 19.6% for the year ended December 31, 2018 and 15.4% and 19.3% for the year ended December 31, 2017. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

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

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Tope 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entites, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We are currently evaluating the impact of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain disclosures and in certain instances requires additional disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which provides a new transition method and a practical expedient for separating components of a lease contract. ASU 2018-11 is intended to reduce the costs and ease the implementation of the new leasing standard for financial statement preparers. The effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. We adopted this ASU on its effective date of January 1, 2019. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 affects narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-10 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications based on comments and suggestions made by various stakeholders. ASU 2018-10 makes improvements to the following aspects of the guidance in ASC 842: residual value guarantees, rate implicit in the lease, lessee’s reassessment of lease classification, lessor’s reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance related to amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under ASC 840, transition guidance related to modifications to leases previously classified as direct financing or sale-type leases under ASC 840, transition guidance related to sale-and-leaseback transactions, impairment of net investment in the lease, unguaranteed residual assets, effect of initial direct costs on rate implicit in the lease and failed sale-and-leaseback transaction. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. We adopted this ASU on its effective date of January 1, 2019. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. ASU 2018-09 provides minor corrections and clarifications that affect a variety of topics in the Codification. Several updates are effective upon issuance of the update while others have transition guidance for effective dates in the future. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment. ASU 2018-07 aligns the accounting for share based payments granted to non-employees with that of share based payments granted to employees. We adopted this ASU on its effective date of January 1, 2019. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“The Act”). Consequently, the

amendments eliminate the stranded tax effects resulting from the Act to improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. We adopted this ASU on its effective date of January 1, 2019. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. We adopted this ASU on its effective date of January 1, 2019. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. We adopted this ASU on its effective date of January 1, 2019. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium to a shorter period based on the earliest call date. We adopted this ASU on its effective date of January 1, 2019. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In October 2016, the FASB issued ASU 2016-16 Intra-Entity Transfers of Assets Other Than Inventory which modifies existing guidance for the accounting for income tax consequences of intra-entity transfers of assets. This ASU requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. We adopted this ASU on its effective date of January 1, 2019. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. We plan to adopt this ASU on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASC 842”) which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASC 842 distinguishes leases as either a finance lease or an operating lease, that affects how the leases are measured and presented in the statement of operations and statement of cash flows. ASC 842 requires additional disclosures including the significant judgments made by management to provide insight into the revenue and expense to be recognized from existing contracts and the timing and uncertainty of cash flows arising from leases. We adopted the new guidance on January 1, 2019. We elected the practical expedients upon transition to retain the existing lease classification and retain the original accounting treatment for any initial direct costs for leases in existence prior to December 31, 2018. We adopted the optional transition method allowing entities to recognize a cumulative effect adjustment to the opening balance of stockholders’ equity in the period of adoption, with no restatement of comparative prior years. We have conducted a review of our existing lease contracts, conducted a review of other agreements that may contain embedded leases, established the necessary changes to our systems, and we are implementing a new software solution designed to account for leases under ASC 842. We continue to validate contracts and the data entered into our software solution to determine the impact that ASC 842 will have on our financial statements and disclosures. We will record right-of-use assets and related lease liabilities for operating leases that will have a material impact on our consolidated balance sheet, with no impact to our results of operations, cash flows or presentation thereof. There were no changes in our current capital lease portfolio, which will be titled “finance leases” under ASC 842. Our existing credit facility stipulates that our covenants are based on GAAP as of the agreement date, therefore, the material impact of recording right-of-use assets and lease liabilities on our consolidated balance sheet will not impact our debt covenants.

NOTE 3. ACQUISITIONS AND RECENT TRANSACTIONS

During the year ended December 31, 2018, we completed or entered into the following transactions:

2018 Debt Transactions

Based on the then existing market conditions, we completed repurchases of the Notes at amounts less than face value as follows during the year ended December 31, 2018:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
December 21, 2018	$2,000	$1,835	91.75%	$38	$127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$16,430	$15,443

2018 Equity Transactions

Based upon their current assessment of our business, our Board of Directors’ declared equity distributions as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
November 26, 2018	December 7, 2018	December 21, 2018	$0.0650	$1,702
September 5, 2018	September 17, 2018	September 28, 2018	0.0650	1,702
May 31, 2018	June 15, 2018	June 29, 2018	0.0650	1,701
February 28, 2018	March 14, 2018	March 28, 2018	0.0650	1,701

				$ 6,806

2018 Acquisitions—Broadcast

On September 11, 2018, we acquired radio station KTRB-AM in San Francisco for $5.1 million in cash from a related party. The acquisition was accounted for as an asset purchase to include $0.2 million of transaction costs. We operated the radio station under an LMA that began on June 24, 2016. The accompanying Consolidated Statements of Operations reflect the operating results of this station as of the LMA date within the broadcast operating segment. Our Nominating and Corporate Governance Committee reviewed the transaction, including an appraisal of the station performed by a licensed broker and reports related to the financial performance of the station during the LMA period, and determined that the terms of the transaction were no less favorable to Salem than those that would be available in a comparable transaction in arm’s length dealings with an unrelated third-party.

On July 25, 2018, we acquired radio station KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash. The acquisition was accounted for as an asset purchase to include $30,000 of transaction cost. The radio station is currently operated under an LMA agreement with another party and is not reflected in the accompanying Consolidated Statements of Operations.

On June 25, 2018, we acquired KDXE-FM (formerly KZTS-FM) in Little Rock, Arkansas for $1.1 million in cash. We operated the radio station under an LMA beginning on April 1, 2018. We recorded goodwill of approximately $7,400 attributable to the additional audience reach obtained and the expected synergies to be realized when combining the operations of this station into our existing cluster in this market. The accompanying Consolidated Statements of Operations reflect the operating results of this station as of the LMA date within the broadcast operating segment.

2018 Acquisitions—Digital Media

On August 9, 2018, we acquired the Hilary Kramer Financial Newsletter and related assets valued at $2.0 million and we assumed deferred subscription liabilities valued at $1.5 million. We paid $0.4 million in cash upon closing and may pay up to an additional $0.1 million of contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks as part of the purchase agreement. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Hilary Kramer Financial Newsletter to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $40,617, which was recorded at the discounted present value of $39,360. The discount will be accreted to interest expense over the two year earn-out period. We recorded goodwill of $0.3 million attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations.

On August 7, 2018, we acquired the Just1Word mobile applications and related assets for $0.3 million in cash upon closing. We may pay up to an additional $0.1 million of contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks as part of the purchase agreement. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Just1Word to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $12,750, which was recorded at the discounted present value of $12,212. The discount will be accreted to interest expense over the two year earn-out period.

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

A summary of our business acquisitions and asset purchases during the year ended December 31, 2018, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

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

		$11,180

Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. During the year ended December 31, 2018, we recognized costs associated with acquisitions of $0.2 million, which are included in unallocated corporate expenses in the accompanying Consolidated Statements of Operations compared to $0.1 million in the same period of the prior year.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 12—Fair Value Measurements.

The following table summarizes the total acquisition consideration for the year ended December 31, 2018:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$10,854
Deferred payments	150
Present value of estimated fair value of contingent earn-out consideration	51
Closing costs accrued for asset acquisitions	125

Total purchase price consideration	$11,180

The fair value of the net assets acquired was allocated as follows:

	Net Broadcast Assets	Net Digital Assets	Net Total Assets
	(Dollars in thousands)
Assets
Property and equipment	$371	$715	$1,086
Broadcast licenses	6,281	—	6,281
Goodwill	7	986	993
Customer lists and contracts	—	1,882	1,882
Domain and brand names	—	1,252	1,252
Subscriber base and lists	—	875	875
Non-compete agreements	—	19	19
Other amortizable intangible assets	—	334	334

	$6,659	$6,063	$12,722

Liabilities
Contract liabilities, long-term	$—	$(1,542)	$(1,542)

	$6,659	4,521	11,180

Divestitures

On October 31, 2018, we closed on the sale of radio stations KCRO-AM and KOTK-AM in Omaha, Nebraska for $1.4 million in cash. The buyer began programming the stations under an LMA on August 8, 2018. Based on our plan to sell the stations, we recorded an estimated pre-tax loss on the sale of assets of $1.6 million at June 30, 2018, reflecting the sales price as compared to the carrying value of the assets and the estimated cost to sell. We recorded an additional loss of $0.1 million at closing based on the final agreement and actual costs. The buyer began programming the stations under an LMA on August 8, 2018. The accompanying Consolidated Statements of Operations excludes the operating results of this station as of the LMA date from the broadcast operating segment.

On August 28, 2018, we closed on the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida for $3.5 million in cash. The buyer had been operating the radio station under an LMA since December 1, 2017. We recorded an estimated pre-tax loss on the sale of assets of $4.7 million as of December 31, 2017, based on the probability of the sale at that time, which reflected the sales price as compared to the carrying value of the assets and the estimated costs of the sale. The accompanying Consolidated Statements of Operations excludes the operating results of this station as of the LMA date from the broadcast operating segment.

On August 6, 2018, we closed on the sale of radio station KGBI-FM in Omaha, Nebraska for $3.2 million in cash. We recorded an estimated pre-tax loss on the sale of $3.2 million since June 30, 2018, based on the sales price as compared to the carrying value of the assets and the estimated cost to sell. At the closing date, we revised the loss on the sale to $2.4 million, based on the actual assets sold and a reduction in liabilities associated with the radio station. The accompanying Consolidated Statements of Operations excludes the operating results of this station as of the closing date from the broadcast operating segment.

On June 28, 2018, we closed on the sale of land in Lakeside, California for $0.3 million in cash.

On June 20, 2018, we closed on the sale of radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash. The buyer had been operating the station under an LMA since January 8, 2018. We recorded a pre-tax gain on the sale of $0.2 million. The accompanying Consolidated Statements of Operations excludes the operating results of this station as of the LMA date from the broadcast operating segment

On May 24, 2018, we closed on the sale of land in Covina, California for $0.8 million in cash. The original APA was for $1.0 million and was to close in the latter half of 2020. We accepted the revised purchase price of $0.8 million and recorded a $0.2 million pre-tax loss based on the earlier closing date. The land, which was not used in operations, was recorded in long-term land held for sale based on the original APA term.

2018—Other Transactions

On April 30, 2018, we ceased programming radio station KHTE-FM, in Little Rock, Arkansas. We programmed the station under a Time Brokerage Agreement (“TBA”) beginning on April 1, 2015. We had the option to acquire the station for $1.2 million in cash during the TBA period. We paid the licensee a $0.1 million fee for not exercising our purchase option for the station. The accompanying Consolidated Statements of Operations reflect the operating results of this station as of the LMA date within the broadcast operating segment.

On January 2, 2018, we began programming radio stations KPAM-AM and KKOV-AM in Portland, Oregon under Local Marketing Agreements (“LMAs”) entered on December 29, 2017, with original terms of up to 12 months. The LMAs terminated on March 30, 2018 when the radio stations were sold to another party. We entered a second LMA with the new owner as of the closing date under which we continue to program radio station KPAM-AM. The accompanying Consolidated Statements of Operations reflects the operating results of these stations during the LMA terms.

Pending Transactions

On April 26, 2018, we entered an agreement to exchange radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. We are currently operating radio station KPAM-AM under an LMA as described above. The exchange transaction is subject to the approval of the FCC and is expected to close in the first half of 2019.

On January 3, 2017, Word Broadcasting began operating our Louisville radio stations (WFIA-AM; WFIA-FM; WGTK-AM) under a twenty-four month TBA. We received $0.5 million in cash associated with an option for Word Broadcasting Network to acquire the radio stations during the term. In December 2018, Word Broadcasting notified us of their intent to purchase our Louisville radio stations. The TBA contains an extension clause to allow them to continue operating the station until the purchase agreement is executed and the transaction closes.

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

2017 Equity Transactions

Based upon their then current assessment of our business, our Board of Directors’ declared equity distributions as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 7, 2017	December 18, 2017	December 29, 2017	$0.0650	$1,701
September 12, 2017	September 22, 2017	September 29, 2017	$0.0650	$1,701
June 1, 2017	June 16, 2017	June 30, 2017	$0.0650	$1,697
March 9, 2017	March 20, 2017	March 31, 2017	$0.0650	$1,691

				$6,790

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

2017 Acquisitions—Broadcast

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

2017 Acquisitions—Digital Media

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

A summary of our business acquisitions and asset purchases during the year ended December 31, 2017, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
November 22, 2017	WWRC-AM (formerly WSPZ-AM) in Bethesda, Maryland (business acquisition)	$620
September 15, 2017	Real property of radio station WSPZ-AM in Bethesda, Maryland (business acquisition)	1,500
August 31, 2017	TeacherTube.com (business acquisition)	1,100
August 31, 2017	Intelligence Reporter newsletter (business acquisition)	—
July 24, 2017	FM Translator construction permit, Eaglemount, Washington (asset acquisition)	40
July 6, 2017	TradersCrux.com (business acquisition)	298
June 28, 2017	FM Translator construction permit, Festus, Missouri (asset acquisition)	40
June 8, 2017	Portuguese Bible Mobile Applications (business acquisition)	82
March 15, 2017	Prayers for Special Help (business acquisition)	245
March 14, 2017	FM Translator construction permit, Quartz Site, Arizona (asset purchase)	20
March 1, 2017	FM Translator construction permit, Roseburg, Oregon (asset purchase)	45
January 16, 2017	FM Translator, Astoria, Oregon (asset purchase)	33
January 1, 2017	FM Translator construction permit, Mohave Valley, Arizona (asset purchase)	20

		$4,043

The following table summarizes the total acquisition consideration for the year ended December 31, 2017:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$3,972
Escrow deposits paid in prior years	35
Present value of estimated fair value of contingent earn-out consideration	36

Total purchase price consideration	$4,043

The fair value of the net assets acquired was allocated as follows:

	Net Broadcast Assets Acquired	Net Digital Media Assets Acquired	Total Net Assets
	(Dollars in thousands)
Assets
Property and equipment	$1,915	$479	$2,394
Broadcast licenses	389	—	389
Goodwill	14	810	824
Customer lists and contracts	—	314	314
Domain and brand names	—	647	647
Subscriber base and lists	—	2,316	2,316
Non-compete agreements	—	11	11

	$2,318	$4,577	$6,895
Liabilities
Deferred revenue	$—	(2,852)	(2,852)

	$2,318	$1,725	$4,043

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

Due to operating results that did not meet management’s expectations, we ceased publishing Preaching Magazine™, YouthWorker Journal™, FaithTalk Magazine™ and Homecoming™. The Magazine upon delivery of the May 2017 print publications. On May 30, 2017, we received $10,000 in cash for Preaching Magazine™ and YouthWorker Journal™. The purchaser assumed all deferred subscription liabilities for these publications resulting in a pre-tax gain on the disposition of assets of approximately $56,000.

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

Hilary Kramer Financial Newsletters

We acquired the Hilary Kramer Financial Newsletters and related assets on August 9, 2018. We paid $0.4 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration over the next two years upon the achievement of income benchmarks as part of the purchase agreement. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Hilary Kramer Newsletters to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $40,617, which was recorded at the discounted present value of $39,360. The discount will be accreted to interest expense over the two year earn-out period.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the year ended December 31, 2018.

Just1Word Mobile Application

We acquired the Just1Word mobile application and related assets on August 7, 2018. We paid $0.3 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration over the next two years upon the achievement of income benchmarks as part of the purchase agreement. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Just1Word to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $12,750, which was recorded at the discounted present value of $12,212. The discount will be accreted to interest expense over the two year earn-out period.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. We recorded an increase of $4,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for the period ended December 31, 2018.

TradersCrux.com

We acquired the TradersCrux.com website and related assets for $0.3 million in cash on July 6, 2017. We paid $0.3 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration within one year upon the achievement of income benchmarks as part of the purchase agreement. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of TradersCrux.com to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $18,750, which approximates the discounted present value due to the earn-out of less than one year.

We reviewed the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimates used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified, up to the maximum future value outstanding under the contract of $0.1 million. We recorded an increase in the estimated fair value of the contingent earn-out consideration of $31,000 for the year ended December 31, 2017 and $75,000 for the period ended June 30, 2018 that is reflected in our results of operations. The increases reflect the achievement of the revenue targets based on actual results that exceeded our original estimates. The earn-out period ended June 30, 2018 with $125,000 in cash made to the seller during the period ended September 30, 2018.

Portuguese Bible Mobile Application

We acquired a Portuguese Bible mobile application and related assets on June 8, 2017. We paid $65,000 in cash upon closing and may pay up to an additional $20,000 in contingent earn-out consideration during the twelve month period ended June 8, 2018 based on the achievement of certain revenue benchmarks as part of the purchase agreement. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of the Portuguese Bible mobile applications to achieve the revenue targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $16,500, which approximated the discounted present value due to the earn-out period of less than one year.

We reviewed the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimates used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration were reflected in our results of operations in the period they were identified, up to the maximum future value outstanding under the contract of $20,000. We recorded an increase in the estimated fair value of the contingent earn-out consideration of $1,700 for the year ended December 31, 2017 and a net decrease of $3,200 for the period ended June 30, 2018 that is reflected in our operating results. As of the end of the earn-out period in June 2018, we paid a total of $15,000 in cash to the seller.

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

Daily Bible Devotion

We acquired Daily Bible Devotion mobile applications on May 6, 2015. We paid $1.1 million in cash upon closing and may have paid up to an additional $0.3 million in contingent earn-out consideration payable over the next two years based upon on the achievement of cumulative session benchmarks for each mobile application. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Bible Devotional Applications to achieve the session benchmarks at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $165,000, which was recorded at the discounted present value of $142,000. The discount was accreted to interest expense over the two-year earn-out period. As of the end of the earn-out period on May 6, 2017, we recorded a net decrease of $4,000 in the estimated fair value of the contingent earn-out consideration based on actual session results at the end of the earn-out period that was reflected in our operating results for the year ended December 31, 2017. We paid a total of $75,000 in cash to the seller over the two-year earn-out period ended May 6, 2017, with no cash payments made during the year ended December 31, 2017.

Bryan Perry Newsletters

On February 6, 2015, we acquired the assets and assumed the deferred subscription liabilities for Bryan Perry Newsletters, paying no cash to the seller upon closing. Future contingent earn-out consideration due to the seller is based upon net subscriber revenues achieved over a two-year period from date of close, of which we will pay the seller 50%. There is no minimum or maximum contractual amount due. Using a probability-weighted discounted cash flow model based on our revenue projections at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $171,000, which we recorded at the discounted present value of $158,000. The discount was accreted to interest expense over the two-year earn-out period. We recorded a net increase of $1,000 to the estimated fair value of the contingent earn-out consideration that was reflected in our results of operations for the six months ending June 30, 2017, due to actual net subscription revenues that were slightly higher than our prior estimate. We paid a total of $91,000 in cash to the seller over the two-year earn-out period ended February 6, 2017, of which approximately $14,000 was paid during the year ended December 31, 2017.

The following table reflects the changes in the present value of our acquisition-related estimated contingent earn-out consideration for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2018	$69	$—	$69
Acquisitions	38	13	51
Accretion of acquisition-related contingent earn-out consideration	(1)	—	(1)
Change in the estimated fair value of contingent earn-out consideration	74	2	76
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(140)	—	(140)

Ending Balance as of December 31, 2018	$40	$15	$55

	Year Ended December 31, 2017
	Short-Term	Long-Term
	Accrued Expenses	Other Liabilities	Total
	(Dollars in thousands)
Beginning Balance as of January 1, 2017	$66	$—	$66
Acquisitions	36	—	36
Accretion of acquisition-related contingent earn-out consideration	4	—	4
Change in the estimated fair value of contingent earn-out consideration	(23)	—	(23)
Reclassification of payments due in next 12 months to short-term	—	—	—
Payments	(14)	—	(14)

Ending Balance as of December 31, 2017	$69	$—	$69

NOTE 5. INVENTORIES

Inventories consist of finished goods including books from Regnery® Publishing and wellness products. All inventories are valued at the lower of cost or net realizable value as determined on a First-In First-Out (“FIFO”) cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	As of December 31,
	2017	2018
	(Dollars in thousands)
Regnery® Publishing book inventories	$2,038	$1,317
Reserve for obsolescence—Regnery® Publishing	(1,621)	(930)

Inventory, net—Regnery® Publishing	417	387

Wellness products	$349	$354
Reserve for obsolescence—Wellness products	(36)	(64)

Inventory, net—Wellness products	313	290

Consolidated inventories, net	$730	$677

NOTE 6. PROPERTY AND EQUIPMENT

The following is a summary of the categories of our property and equipment:

	As of December 31,
	2017	2018
	(Dollars in thousands)
Land	$32,320	$31,822
Buildings	28,962	30,104
Office furnishings and equipment	37,583	36,791
Office furnishings and equipment under capital lease obligations	244	215
Antennae, towers and transmitting equipment	85,632	85,998
Antennae, towers and transmitting equipment under capital lease obligations	795	—
Studio, production and mobile equipment	29,697	29,040
Computer software and website development costs	24,477	27,603
Record and tape libraries	27	17
Automobiles	1,385	1,570
Leasehold improvements	19,003	19,357
Construction-in-progress	4,075	4,833

	$264,200	$267,350
Less accumulated depreciation	(164,720)	(170,842)

	$99,480	$96,508

Depreciation expense was approximately $12.0 million and $12.4 million for the years ended December 31, 2018 and 2017. Included in this amount is $53,000 and $93,000 for the years ended December 31, 2018 and 2017 on assets acquired under capital lease obligations. Accumulated depreciation associated with these capital lease obligations was $0.1 million and $0.8 million at December 31, 2018 and 2017.

We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Our review requires us to estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the year ended December 31, 2018.

NOTE 7. BROADCAST LICENSES

We account for broadcast licenses in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. In the case of our broadcast radio stations, we would not be able to operate the properties without the related broadcast license for each property. Broadcast licenses are renewed with the Federal Communications Commission (“FCC”) every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal and all of our broadcast licenses have been renewed at the end of their respective periods. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our broadcast licenses. The weighted-average period before the next renewal of our broadcasting licenses is 2.6 years.

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators as discussed in Note 3—Acquisitions and Recent Transactions.

	Year Ended December 31,
	2017	2018
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$494,058	$486,455
Accumulated loss on impairment	(105,541)	(105,541)

Balance, beginning of period after cumulative loss on impairment	388,517	380,914

Acquisitions of radio stations	191	6,270
Acquisitions of FM translators and construction permits	198	19
Capital projects to improve broadcast signal and strength	5	—
Abandoned capital projects	—	(40)
Disposition of radio stations	(7,997)	(8,013)
Impairments based on the estimated fair value of broadcast licenses	—	(2,834)

Balance, end of period before cumulative loss on impairment	$486,455	$484,691
Accumulated loss on impairment	(105,541)	(108,375)

Balance, end of period after cumulative loss on impairment	$380,914	$376,316

Broadcast Licenses Impairment Test

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

The first step of our impairment testing is to perform a qualitative assessment as to whether it is more likely than not that a broadcast license is impaired. This qualitative assessment requires significant judgment when considering the events and circumstances that may affect the estimated fair value of our broadcast licenses. We review the significant assumptions and key estimates applicable to our prior year estimated fair value calculations to assess if events and circumstances have occurred that could affect these assumptions and key estimates. We also review internal benchmarks and the economic performance for each market cluster to assess if it is more likely than not that impairment exists.

As part of our qualitative assessment, we calculate the excess fair value, or the amount by which our prior year estimated fair value exceeds the current year carrying value. Based on our analysis and review, including the financial performance of each market, we believe that a 25% excess fair value margin is a conservative and reasonable benchmark for our qualitative analysis. Markets with an excess fair value of 25% or more, which have had no significant changes in the prior year assumptions and key estimates, are not likely to be impaired.

Of the 17 markets for which an independent third party fair value appraisal was obtained in the prior year, one market was sold, leaving 16 markets applicable to the current year. The table below presents the percentage within a range by which our prior year start-up income estimated fair value exceeds the current year carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2018 Percentage Range By Which 2017 Estimated Fair Value Exceeds 2018 Carrying Value
	≤25%	>26%-50%	>51% to 75%	> +than 76%
Number of accounting units	9	1	4	2
Broadcast license carrying value (in thousands)	$200,098	$14,743	$52,051	$9,558

The second part of our qualitative assessment consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or Station Operating Income (“SOI”) defined as net broadcast revenue less broadcast operating expenses. See Item 6—Selected Financial Data within this annual report for information on SOI, a non-GAAP measure. Numerous trade organizations and analysts review these radio station sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a conservative indicator of fair value. Based on this qualitative review, we identified 16 markets subject to further testing that were not tested in the prior year and one market for which a valuation was obtained as part of the broadcast goodwill testing.

The table below shows the percentage within a range by which our estimated fair value exceeded the carrying value of our broadcasting licenses for these 16 remaining market clusters:

	Geographic Market Clusters as of December 31, 2018 Tested due to SOI Multiple and length of time from prior valuation—Percentage Range by Which Prior Valuation Exceeded 2017 Carrying Value
	≤25%	>26%-50%	>51% to 75%	> +than 76%
Number of accounting units	—	2	—	14
Broadcast license carrying value (in thousands)	$—	$7,692	$—	$95,039

Based on our assessment we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 26 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to our operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

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

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2017	December 31, 2018
Risk-adjusted discount rate	9.0%	9.0%
Operating profit margin ranges	(13.9%) - 30.8%	4.4% - 34.5%
Long-term revenue growth rates	1.9%	0.5% - 1.2%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we determined that the carrying value of broadcast licenses in three of our market clusters were impaired as of the annual testing period ending December 31, 2018. We recorded an impairment charge of $2.8 million to the value of broadcast licenses in Cleveland, Louisville and Portland. The impairment charge was driven by a decrease in the projected long-term revenue growth rates for the broadcast industry. We believe that these decreases are indicative of trends in the industry as a whole and not unique to our company or operations.

The table below presents the results of our impairment testing under the income approach for the 2018 annual testing period.

Market Cluster	Excess Fair Value 2018 Estimate
Atlanta, GA	21.2%
Cleveland, OH	(3.8%)
Columbus, OH	25.4%
Dallas, TX	45.9%
Denver, CO	951.3%
Detroit, MI	47.6%
Greenville, SC	46.5%
Honolulu, HI	131.1%
Houston, TX	1070.4%
Little Rock	21.0%
Los Angeles, CA	102.6%
Louisville, KY	(11.2%)
Nashville, TN	675.1%
New York, NY	35.4%
Philadelphia, PA	9.7%
Phoenix, AZ	51.0%
Pittsburgh, PA	292.7%
Portland, OR	(3.9%)
Sacramento, CA	3.1%
San Antonio, TX	63.1%
San Diego, CA	47.2%
San Francisco, CA	2.6%
Seattle, WA	597.4%
St Louis	329.5%
Tampa, FL	12.5%
Washington, D.C.	164.9%

NOTE 8. GOODWILL

We account for goodwill in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

The following table presents the changes in goodwill including business acquisitions as described in Note 3—Acquisitions and Recent Transactions.

	Year Ended December 31,
	2017	2018
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$27,642	$28,453
Accumulated loss on impairment	(2,029)	(2,029)

Balance, beginning of period after cumulative loss on impairment	25,613	26,424

Acquisitions of radio stations	14	7
Acquisitions of digital media entities	810	986
Disposition of radio stations	—	(628)
Sale of income generating broadcast business	(13)	—

Balance, end of period before cumulative loss on impairment	28,453	28,818

Accumulated loss on impairment	(2,029)	(2,029)

Ending period balance	$26,424	$26,789

Goodwill Impairment Testing

When performing our annual impairment testing for goodwill, the fair value of each applicable accounting unit is estimated using a discounted cash flow analysis, which is a form of the income approach. The discounted cash flow analysis utilizes a five to ten year projection period to derive operating cash flow projections from a market participant view. We make certain assumptions regarding future revenue growth based on industry market data, historical performance and our expectations of future performance. We also make assumptions regarding working capital requirements and ongoing capital expenditures for fixed assets. Future net free cash flows are calculated on a debt free basis and discounted to present value using a risk adjusted discount rate. The terminal year value is calculated using the Gordon constant growth method and long-term growth rate assumptions based on long-term industry growth and GDP inflation rates. The resulting fair value estimates, net of any interest bearing debt, are then compared to the carrying value of each reporting unit’s net assets.

The first step of our impairment testing is to perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets, including goodwill, are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entities operating income to estimate the fair value. We believe that a multiple of four is a conservative indicator of fair value as described above.

If the results of our qualitative assessment indicate that the fair value of a reporting unit may be less than its carrying value, we perform a second quantitative review of the reporting unit. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.

Goodwill—Broadcast Markets

The unit of accounting we use to test goodwill associated with our radio stations is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. Seventeen of our 33 market clusters have goodwill associated with them as of our annual testing period ended December 31, 2018.

The key estimates and assumptions used for our enterprise valuations are as follows:

Broadcast Markets Enterprise Valuations	December 31, 2017	December 31, 2018
Risk-adjusted discount rate	9.0%	9.0%
Operating profit margin ranges	(7.8%) - 36.2%	(4.1%) - 45.1%
Long-term revenue growth rates	1.9%	0.5% - 1.1%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our qualitative review, we tested seven of these market clusters for impairment of goodwill. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value our market clusters to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The analysis includes both an income and cost approach to valuation. The income approach uses a discounted cash flow projection while the cost approach, or “stick” value of the underlying assets is used.

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of our broadcast market goodwill as of the annual testing period ended December 31, 2018.

The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2018 Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>11% to 20%	>21% to 50%	> than 51%
Number of accounting units	2	3	6	6
Carrying value including goodwill (in thousands)	$49,525	$41,244	$100,121	$78,471

Goodwill—Broadcast Networks

The unit of accounting we use to test goodwill in our radio networks is the entity level, which includes SRNTM, Todays Christian Music (“TCM”) and Singing News® Radio. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available. One of our networks, TCM, has goodwill associated with it as of our annual testing period ended December 31, 2018. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Broadcast Network Valuations	December 31, 2017	December 31, 2018
Risk adjusted discount rate	—	10.0%
Operating profit margin ranges	—	14.8% - 15.7%
Long-term revenue growth rates	—	0.5%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Because TCM was not tested in the prior year, our qualitative analysis was limited and we could not make a determination that the goodwill was likely not to be impaired. We proceeded with step 2 to perform a quantitative review of the fair value. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value of TCM to test goodwill for impairment.

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our TCM Network as of the annual testing period ended December 31, 2018. The estimated fair value exceeded the carrying value by 94.6%.

Goodwill—Digital Media

The unit of accounting we use to test goodwill in our digital media segment is the entity level, which includes Salem Web Network (“SWN”), SWN Spanish, Townhall.com®, Eagle Financial Publications and Newport National Health. The financial statements for SWN include the operating results and cash flows for our Christian content websites and our church product websites. The financial statements for Townhall.com® reflect the operating results for each of our conservative opinion websites. Eagle Financial Publications include our investing websites and related digital publications. The financial statements for Newport National Health include our e-commerce website. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available.

Four of our digital media businesses had goodwill associated with them as of our annual testing period ended December 31, 2018. We tested one of these entities for impairment because it was note tested in the prior year. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value of this entity to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Digital Media Enterprise Valuations	December 31, 2017	December 31, 2018
Risk adjusted discount rate	10.0%	10.0%
Operating profit margin ranges	8.0% - 36.0%	8.5% - 17.2%
Long-term revenue growth rates	1.9% - 2.0%	1.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we determined that that no impairment charges were necessary to the carrying value of goodwill associated with our digital media entities.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Digital Media Entities as of December 31, 2018 Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>21% to 50%	> than 51%
Number of accounting units	1	2	—	1
Carrying value including goodwill (in thousands)	$361	$9,836	$—	$27,821

Goodwill—Publishing

The unit of accounting we use to test goodwill in our publishing segment is the entity level, which includes Regnery® Publishing, Salem Author Services and Singing News®. Regnery® Publishing is a book publisher based in Washington DC that operates from a stand-alone facility under one general manager, with operating results and cash flows of reported at the entity level. Salem Author Services operates from a stand-alone facility in Orlando, Florida under one general manager who is responsible for the operating results and cash flows. Singing News® produces and distributes a print magazine. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available.

Two of our publishing entities have goodwill associated with them as of our annual testing period ended December 31, 2018. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value this publishing entity to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Publishing Enterprise Valuations	December 31, 2017	December 31, 2018
Risk adjusted discount rate	10.0%	10.0%
Operating margin ranges	5.0% - 5.5%	4.0% - 5.0%
Long-term revenue growth rates	1.9%	1.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we determined that that no impairment charges were necessary to the carrying value of goodwill associated with our publishing entities.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our accounting units, including goodwill.

	Publishing Entities as of December 31, 2018 Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>11% to 20%	>21% to 50%	> than 51%
Number of accounting units	—	1	—	1
Carrying value including goodwill (in thousands)	$—	$3,976	$—	$847

NOTE 9. OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Other indefinite-lived intangible consists of mastheads, or the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our mastheads. We account for mastheads in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize mastheads, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.

We regularly perform quantitative reviews of mastheads due to the low margins by which the estimated fair value has exceeded our carrying value. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the fair value of mastheads as of the annual testing period ended December 31, 2018. The estimated fair value of mastheads is determined using a Relief from Royalty method, a form of the income approach.

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

Pre-tax royalty income is based on a 10-year revenue forecast and assumed to carry on into perpetuity. Revenue beyond the projection period (terminal year) is based on estimated long-term industry growth rates. The analysis also incorporated the present value of the tax amortization benefit associated with the mastheads. The key estimates and assumptions are as follows:

Mastheads	December 31, 2017	December 31, 2018
Risk-adjusted discount rate	10.0%	10.0%
Long-term revenue growth rates	(3.2%) - 0.9%	(4.0%) - (1.0%)
Royalty rate	3.0%	3.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we recorded an impairment charge to mastheads of $36,000 as of the annual testing period ended December 31, 2018. The impairment charge was driven by decreases in the projected long-term revenue growth rates for the print magazine industry. We believe that these decreases are indicative of trends in the industry as a whole and not unique to our company or operations.

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of December 31, 2018
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,673	$(21,798)	$2,875
Domain and brand names	21,358	(16,758)	4,600
Favorable and assigned leases	2,256	(1,953)	303
Subscriber base and lists	9,672	(7,198)	2,474
Author relationships	2,771	(2,454)	317
Non-compete agreements	2,048	(1,641)	407
Other amortizable intangible assets	1,666	(1,378)	288

	$64,444	$(53,180)	$11,264

	As of December 31, 2017
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$22,865	$(20,888)	$1,977
Domain and brand names	20,109	(14,650)	5,459
Favorable and assigned leases	2,379	(2,028)	351
Subscriber base and lists	8,797	(4,701)	4,096
Author relationships	2,771	(2,237)	534
Non-compete agreements	2,029	(1,342)	687
Other amortizable intangible assets	1,333	(1,333)	—

	$60,283	$(47,179)	$13,104

Amortization expense was approximately $6.2 million and $4.6 million for the years ended December 31, 2018 and 2017. Based on the amortizable intangible assets as of December 31, 2018, we estimate amortization expense for the next five years to be as follows:

Year ended December 31,	Amortization Expense
(Dollars in thousands)
2019	$4,699
2020	3,275
2021	1,654
2022	969
2023	459
Thereafter	208

Total	$11,264

NOTE 11. LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

6.75% Senior Secured Notes

On May 19, 2017, we issued in a private placement the Notes, which are guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest initially accrued on the Notes from May 19, 2017 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2017.

The Notes and the ABL Facility are secured by liens on substantially all of our and the Subsidiary Guarantors’ assets, other than certain excluded assets. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”). The Notes are secured by a first-priority lien on substantially all other assets of ours and the Subsidiary Guarantors (the “Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation.

We may redeem the Notes, in whole or in part, at any time on or before June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, we may redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes before June 1, 2020 with the net cash proceeds from certain equity offerings at a redemption price of 106.75% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the Notes per twelve-month period before June 1, 2020 at a redemption price of 103% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date.

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

Based on the balance of the Notes currently outstanding, we are required to pay $15.9 million per year in interest on the Notes. As of December 31, 2018, accrued interest on the Notes was $1.3 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the years ended December 31, 2018 and 2017, $0.9 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
December 21, 2018	$2,000	$1,835	91.75%	$38	$127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$16,430	$15,443

Asset-Based Revolving Credit Facility

On May 19, 2017, the Company entered into the ABL Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.

The ABL Facility is a five-year $30.0 million revolving credit facility due May 19, 2022, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue at a rate equal to a base rate or LIBOR rate plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings.

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the years ended December 31, 2018 and 2017, $0.2 million of debt issue costs associated with the Notes was amortized to interest expense. At December 31, 2018, the blended interest rate on amounts outstanding under the ABL Facility was 4.45%.

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

Prior Term Loan B and Revolving Credit Facility

Our prior credit facility consisted of a term loan of $300.0 million (“Term Loan B”) and a revolving credit facility of $25.0 million (“Revolver”). The Term Loan B was issued at a discount for total net proceeds of $298.5 million. The discount was amortized to non-cash interest expense over the life of the loan using the effective interest method. For the year ended December 31, 2017 approximately $74,000 of the discount associated with the Term Loan B was amortized to interest expense.

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

The following payments or prepayments of the Term Loan B were made during the year ended December 31, 2017 through the date of the termination, including interest through the payment date as follows:

Date	Principal Paid	Unamortized Discount
	(Dollars in Thousands)
May 19, 2017	$258,000	$550
February 28, 2017	3,000	6
January 30, 2017	2,000	5

Debt issuance costs were amortized to non-cash interest expense over the life of the Term Loan B using the effective interest method. For the year ended December 31, 2017 approximately $203,000 of the debt issuance costs associated with the Term Loan B was amortized to interest expense.

Debt issuance costs associated with the Revolver were recorded as an asset in accordance with ASU 2015-15. The costs were amortized to non-cash interest expense over the five year life of the Revolver using the effective interest method based on an imputed interest rate of 4.58%. For the year ended December 31, 2017 we recorded amortization of deferred financing costs of approximately $26,000.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2017	2018
	(Dollars in thousands)
6.75% Senior Secured Notes	$255,000	$238,570
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(5,774)	(4,540)

6.75% Senior Secured Notes net carrying value	249,226	234,030

Asset-Based Revolving Credit Facility principal outstanding	9,000	19,660
Capital leases and other loans	462	163

Long-term debt and capital lease obligations less unamortized debt issuance costs	258,688	253,853
Less current portion	(9,109)	(19,718)

Long-term debt and capital lease obligations less unamortized debt issuance costs, net of current portion	$249,579	$234,135

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2018:

•	Outstanding borrowings of $19.7 million under the ABL Facility, with interest spread ranging from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings;

•	$238.6 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Other Debt

We have several capital leases related to office equipment. The obligation recorded at December 31, 2018 and December 31, 2017 represents the present value of future commitments under the capital lease agreements.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2018 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
For the Year Ended December 31,
2019	$19,718
2020	39
2021	31
2022	27
2023	8
Thereafter	238,570

$258,393

NOTE 12. FAIR VALUE MEASURMENTS AND DISCLOSURES

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

As of December 31, 2018, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at December 31, 2018 was $238.6 million, compared to the estimated fair value of $218.3 million based on the prevailing interest rates and trading activity of our Notes. The carrying value of the ABL Facility and capital leases approximates the fair value due to the variable rates and short-term nature of such instruments.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value. During the fourth quarter of 2018, we estimated the fair value of broadcast licenses and mastheads using significant unobservable inputs (Level 3). We adjusted three of our broadcast market clusters and mastheads to their estimated fair value and recorded a combined impairment loss of $2.9 million. See Note 7—Broadcast Licenses and Note 9—Other Indefinite Lived Intangible Assets.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	December 31, 2018
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$277	$—	$—	$277
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	55	—	—	55
Long-term debt and capital lease obligations less unamortized debt issuance costs	253,853	—	233,575	—

NOTE 13. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We have calculated the impact of the Act in our year ending December 31, 2018 income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing.

For financial reporting purposes, we recorded a valuation allowance of $5.4 million as of December 31, 2018 to offset the deferred tax assets related to the state net operating loss carryforwards. For financial reporting purposes, we recorded a valuation allowance of $6.2 million as of December 31, 2017 to offset $6.0 million of the deferred tax assets related to the state net operating loss carryforwards and $0.2 million associated with asset impairments.

The consolidated provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2017	2018
	(Dollars in thousands)
Current:
Federal	$—	$—
State	63	282

	63	282
Deferred:
Federal	(21,167)	(658)
State	234	2,849

	(20,933)	2,191

Provision for (benefit from) income taxes	$(20,870)	$2,473

Consolidated deferred tax assets and liabilities consist of the following:

	As of December 31,
	2017	2018
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$6,220	$6,822
Net operating loss, AMT credit and other carryforwards	55,720	50,067
State taxes	103	124
Other	2,191	3,969

Total deferred tax assets	64,234	60,982
Valuation allowance for deferred tax assets	(6,154)	(5,371)

Net deferred tax assets	$58,080	$55,611

Deferred tax liabilities:
Excess of net book value of property and equipment and software for financial reporting purposes over tax basis	$1,218	$2,763
Excess of net book value of intangible assets for financial reporting purposes over tax basis	89,898	88,112
Other	45	8

Total deferred tax liabilities	91,161	90,883

Net deferred tax liabilities	$(33,081)	$(35,272)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	As of December 31,
	2017	2018
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$1,070	$—
Deferred income tax liability per balance sheet	(34,151)	(35,272)

	$(33,081)	$(35,272)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2017	2018
	(Dollars in thousands)
Statutory federal income tax (statutory tax rate)	$1,321	$(151)
Effect of state taxes, net of federal	(1,207)	2,284
Permanent items	458	318
State rate change	(179)	248
Valuation allowance	1,667	(147)
Tax Cuts and Jobs Act of 2017	(23,000)	—
Other, net	70	(79)

Provision for income taxes	$(20,870)	$2,473

At December 31, 2018, we had net operating loss carryforwards for federal income tax purposes of approximately $148.1 million that expire in 2021 through 2038 and for state income tax purposes of approximately $783.8 million that expire in years 2019 through 2038. For financial reporting purposes at December 31, 2018, we had a valuation allowance of $5.4 million, net of federal benefit, to offset the deferred tax assets related to the state net operating loss carryforwards. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2014 through 2017.

The amortization of our indefinite-lived intangible assets for tax purposes, but not for book purposes, creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods exclusive of any impairment losses in future periods. These deferred tax liabilities and net operating loss carryforwards result in differences between our provision for income tax and cash paid for taxes.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company enters into various agreements in the normal course of business that contain minimum guarantees. Minimum guarantees are typically tied to future events, such as future revenue earned in excess of the contractual level. Accordingly, the fair value of these arrangements is zero.

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

The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The company evaluates claims based on what we believe to be both probable and reasonably estimable. The company maintains insurance that may provide coverage for such matters. Consequently, the company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. The company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

The Company leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $20.2 million and $20.3 million in 2018 and 2017.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018, are as follows:

	Related Parties	Other	Total
	(Dollars in thousands)
2019	$1,730	$11,633	$13,363
2020	1,763	11,592	13,355
2021	1,767	10,596	12,363
2022	1,730	9,490	11,220
2023	1,234	8,584	9,818
Thereafter	13,364	48,109	61,473

	$21,588	$100,004	$121,592

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

The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2017	2018
	(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	153	$329
Restricted stock shares compensation expense included in unallocated corporate expenses	1,100	—
Stock option compensation expense included in broadcast operating expenses	33	122
Restricted stock shares compensation expense included in broadcast operating expenses	224	—
Stock option compensation expense included in digital media operating expenses	30	77
Restricted stock shares compensation expense included in digital media operating expenses	124	—
Stock option compensation expense included in publishing operating expenses	21	15
Restricted stock shares compensation expense included in publishing operating expenses	36	—

Total stock-based compensation expense, pre-tax	1,721	$543
Tax expense from stock-based compensation expense	(688)	(141)

Total stock-based compensation expense, net of tax	1,033	$402

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

There were no stock options granted during the year ended December 31, 2017. The weighted-average assumptions used to estimate the fair value of the stock options and restricted stock awards using the Black-Scholes valuation model were as follows for the years ended December 31, 2018:

Year Ended December 31, 2018
Expected volatility	41.84%
Expected dividends	7.89%
Expected term (in years)	7.4
Risk-free interest rate	2.93%

Activity with respect to the company’s option awards during the two years ended December 31, 2018 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,720,000	$5.12	$2.89	4.5 years	$2,428
Granted	—
Exercised	(127,663)	4.02	2.03		401
Forfeited or expired	(163,875)	5.75	2.99		136

Outstanding at December 31, 2017	1,428,462	$5.20	$2.96	3.7 years	$653

Exercisable at December 31, 2017	934,959	5.66	3.77	2.7 years	414

Expected to Vest	468,581	$5.21	$2.98	3.7 years	$239

Outstanding at January 1, 2018	1,428,462	$5.20	$2.96	3.7 years	$653
Granted	650,000	3.30	1.86		—
Exercised	(17,615)	2.49	2.11		35
Forfeited or expired	(79,875)	4.42	3.20		28

Outstanding at December 31, 2018	1,980,972	$4.63	$2.61	4.1 years	$—

Exercisable at December 31, 2018	1,055,716	5.51	3.38	2.2 years	—

Expected to Vest	878,531	$4.65	$2.63	4.0 years	$—

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2018 of $2.09 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2018 and 2017 was $0.3 million and $0.9 million, respectively.

As of December 31, 2018, there was $0.3 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

There were no restricted stock awards granted during the year ended December 31, 2018. The fair values of shares of restricted stock awards are determined based on the closing price of the company’s common stock on the grant dates. Activity with respect to the company’s restricted stock awards during the year ended December 31, 2017 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2017	—	$—	— years	$—
Granted	211,658	7.01	—	1,484
Lapse of restrictions	(211,658)	(7.01)	—	1,488
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2017	—	$—	—	$—

Additional information regarding options outstanding as of December 31, 2018, is as follows:

Range of Exercise Prices	Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$2.38 - $3.00	308,755	2.5	$2.67	240,755	$2.65
$3.01 - $3.28	571,000	6.7	3.25	—	—
$3.29 - $4.63	75,750	6.4	3.73	4,250	3.99
$4.64 - $4.85	421,292	4.7	4.85	212,036	4.85
$4.86 - $6.65	34,625	1.1	5.39	32,125	5.43
$6.66 - $8.76	569,550	1.7	6.99	566,550	6.99

	1,980,972	4.1	$4.63	1,055,716	$5.51

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

A summary of our related party transactions for the years ending December 31, 2018 and 2017 is as follows:

On September 11, 2018, we acquired radio station KTRB-AM in San Francisco for $5.1 million in cash from a related party. The acquisition was accounted for as an asset purchase with transaction costs of $0.2 million capitalized. We had been operating the radio station under an LMA since June 24, 2016. The accompanying Consolidated Statements of Operations reflect the operating results of this station as of the LMA date within the broadcast operating segment. Our Nominating and Corporate Governance Committee reviewed the transaction, including an appraisal of the station performed by a licensed broker and reports related to the financial performance of the station during the LMA period, and determined that the terms of the transaction were no less favorable to Salem than those that would be available in a comparable transaction in arm’s length dealings with an unrelated third-party.

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

On December 15, 2016, we entered into a related party LMA with East Bay Broadcasting, LLC, a company owned by Edward G. Atsinger III, Chief Executive Officer and Stuart W. Epperson, Chairman of the Board, to operate radio station KTRB-AM in San Francisco, California. During the years ended December 31, 2018 and 2017, we paid approximately $0.4 million and $0.5 million, respectively, to Easy Bay Broadcasting, LLC under the LMA.

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2018 and 2017 amounted to $197,000 and $191,000. Mr. Ted Atsinger, son of the CEO is the beneficiary and/or successor trustee.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board. Rental expense under these leases included in operating expense for each of the years ending December 31, 2018 and 2017 was $1.5 million.

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

Radio Stations Owned by the Epperson’s

Nancy A. Epperson, the wife of the Chairman of the Board, Stuart W. Epperson and mother of Board member, Stuart W. Epperson Jr., currently serves as officer, director and stockholder of six radio stations in Virginia, five radio stations in North Carolina, and five radio stations in Florida. Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”) is a company controlled by Nancy Epperson, wife of Salem’s Chairman of the Board Stuart W. Epperson, mother of Board member Stuart W. Epperson Jr., sister of CEO Edward G. Atsinger III and nephew of Board member Ted Atsinger. Chesapeake-Portsmouth owns and operates radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida. Mr. Epperson Jr. serves as a director of Chesapeake-Portsmouth.

The markets where these radio stations are located are not currently served by stations owned and operated by the company. Under his employment agreement, Mr. Epperson is required to offer the company a right of first refusal of opportunities related to the company’s business.

Radio Stations Owned by Mr. Hinz

Mr. Hinz, a director of the company, through companies or entities controlled by him, operates three radio stations in Southern California. These radio stations are formatted in Christian Teaching and Talk programming in the Spanish language. Mr. Hinz notified the company on December 12, 2018 of his immediate desire to retire from the board.

Truth For Life—Mr. Riddle

Truth For Life is a non-profit organization that is a customer of Salem Media Group, Inc. During 2018 and 2017 the company billed Truth For Life approximately $2.4 million and $2.1 million, respectively, for airtime on its stations. The company had receivable balances of $0.2 million related to these sales at December 31, 2018, and 2017. Mr. Riddle, a director of the company, joined the Truth for Life board in October 2010 and remains a member of this board.

Know the Truth—Mr. Riddle and Mr. Lewis

Know the Truth is a non-profit organization that is a customer of Salem Media Group, Inc. During 2018 and 2017, the company billed Know the Truth approximately $1.4 million and $1.2 million, respectively, for airtime on its stations. The company had receivable balances of $1.1 million and $0.7 million related to these sales at December 31, 2018 and 2017, respectively. Mr. Riddle, a director of the company, joined the Know the Truth board in 2010 and remains a member of this board. Mr. Lewis, a director of the company, joined the Know the Truth board in 2014 and remains a member of this board.

The Truth Network—Stuart W. Epperson Jr.

The Truth Network provides original and broadcast Christian radio that is a customer of Salem Media Group, Inc. During 2018 and 2017, the company billed The Truth Network approximately $15,000 and $11,000 for airtime on its stations. The company had receivable balances of approximately $7,000, and $3,000 related to these sales at December 31, 2018, and 2017, respectively. Mr. Epperson Jr. is the CEO, President and stakeholder of the company.

Oaks Christian School—Mr. Edward Atsinger III

Oaks Christian School is a customer of Salem Media Group, Inc. During 2018 and 2017 the company billed Oaks Christian approximately $32,000 and $5,000 for airtime on its stations. The company had receivable balances of approximately $9,000 at December 31, 2018 related to these sales. Mr. Atsinger joined the board in 2000 and remains a member of this board.

Split-Dollar Life Insurance

Salem has maintained split-dollar life insurance policies for its Chairman and Chief Executive Officer since 1997. Since 2003, the company has been the owner of the split-dollar life insurance policies and is entitled to recover all of the premiums paid on these policies. The company records an asset based on the lower of the aggregate premiums paid or the insurance cash surrender value. The premiums were $386,000 for each of the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, the company recorded the net cash surrender value of these policies as assets of $1.8 million and $1.4 million, respectively. The cumulative premiums paid on these policies were $3.1 million and $2.8 million, respectively. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the company rents aircraft from a company owned by Edward G. Atsinger III, Chief Executive Officer and director of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis at what the company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for the years ended December 31, 2018 and 2017 was approximately $198,000 and $217,000, respectively.

NOTE 17. DEFINED CONTRIBUTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers eligible employees as defined in the 401(k) Plan. Participants are allowed to make non-forfeitable contributions of up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company match is currently 50% on the first 5% of the amounts contributed by each participant. During each of the years ended December 31, 2018 and 2017, the company contributed and expensed $1.9 million into the 401(k) Plan.

NOTE 18. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. We recorded non-cash stock based compensation expense of $0.5 million and $1.7 million to additional paid-in capital during the years ended December 31, 2018 and 2017, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2017:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
November 26, 2018	December 21, 2018	$0.0650	$1,702
September 5, 2018	September 28, 2018	$0.0650	$1,702
May 31, 2018	June 29, 2018	$0.0650	$1,701
February 28, 2018	March 28, 2018	$0.0650	$1,701
December 7, 2017	December 29, 2017	$0.0650	$1,701
September 12, 2017	September 29, 2017	$0.0650	$1,701
June 1, 2017	June 30, 2017	$0.0650	$1,697
March 9, 2017	March 31, 2017	$0.0650	$1,691

Based on the number of shares of Class A and Class B currently outstanding, we expect to pay total annual distributions of approximately $6.8 million for the year ended December 31, 2019.

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

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets. Our broadcasting segment includes our national networks and national sales firms. National companies often prefer to advertise across the United States as an efficient and cost effective way to reach their target audiences. Our national platform under which we offer radio airtime, digital campaigns and print advertisements can benefit national companies by reaching audiences throughout the United States.

Salem Radio NetworkTM (“SRNTM”), based in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRNTM delivers programming via satellite to approximately 3,200 affiliated radio stations throughout the United States, including several of our Salem-owned stations. SRNTM operates five divisions, SRNTM Talk, SRNTM News, SRNTM Websites, SRNTM Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”) and Singing News® Radio.

Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 14 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets.

During 2018, we launched Salem Surround, a national multimedia advertising agency with locations in 35 markets across the United States. Salem Surround offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients.

Digital Media

Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. SWN websites include Christian content websites; BibleStudyTools.com, Crosswalk.com®, GodVine.com, iBelieve.com, GodTube®.com, OnePlace™.com, Christianity.com, GodUpdates.com, CrossCards™.com, ChristianHeadlines.com, LightSource.com, AllCreated.com, ChristianRadio.com, CCMmagazine.com, SingingNews®.com and SouthernGospel.com and our conservative opinion websites; collectively known as Townhall Media, include Townhall.com®, HotAir™.com, Twitchy®.com, RedState®.com, BearingArms.com, and ConservativeRadio.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including SermonSearch™.com, ChurchStaffing.com, WorshipHouseMedia.com, SermonSpice™.com, WorshipHouseKids.com, Preaching.com, ChristianJobs.com and Youthworker.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders. E-commerce also includes Eagle Wellness, which sells nutritional supplements.

Our web content is accessible through all of our radio station websites that feature content of interest to local audiences throughout the United States.

Publishing

Our publishing operating segment includes three businesses: (1) Regnery® Publishing, a traditional book publisher that has published dozens of bestselling books by leading conservative authors and personalities, including Ann Coulter, Newt Gingrich, David Limbaugh, Ed Klein, Mark Steyn and Dinesh D’Souza; (2) Salem Author Services, a self-publishing service for authors through Xulon Press and Mill City Press; and (3) Singing News®, which produces and distributes a print magazine.

The table below presents financial information for each operating segment as of December 31, 2018 and 2017 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2018
Net revenue	$198,502	$42,595	$21,686	$—	$262,783
Operating expenses	148,614	33,296	22,396	15,686	219,992

Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration and (gain) loss on the disposition of assets	$49,888	$9,299	$(710)	$(15,686)	$42,791

Depreciation	7,520	3,169	510	835	12,034
Amortization	38	5,227	926	1	6,192
Impairment of indefinite-lived long-term assets other than goodwill	2,834	—	36	—	2,870
Change in estimated fair value of contingent earn-out consideration	—	76	—	—	76
(Gain) loss on the disposition of assets	4,653	—	—	—	4,653

Operating income (loss)	$34,843	$827	$(2,182)	$(16,522)	$16,966

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2017
Net revenue	$196,197	$43,096	$24,443	$—	$263,736
Operating expenses	145,494	33,675	24,475	16,255	219,899

Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration and (gain) loss on the disposition of assets	$50,703	$9,421	$(32)	$(16,255)	$43,837

Depreciation	7,754	3,166	644	805	12,369
Amortization	56	3,414	1,121	2	4,593
Impairment of indefinite-lived long-term assets other than goodwill	—	—	19	—	19
Change in estimated fair value of contingent earn-out consideration	—	(23)	—	—	(23)
(Gain) loss on the disposition of assets	3,898	—	(5)	12	3,905

Operating income (loss)	$38,995	$2,864	$(1,811)	$(17,074)	$22,974

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2018
Inventories, net	$—	$290	$387	$—	$677
Property and equipment, net	81,427	6,190	933	7,958	96,508
Broadcast licenses	376,316	—	—	—	376,316
Goodwill	2,960	21,933	1,888	8	26,789
Other indefinite-lived intangible assets	—	—	277	—	277
Amortizable intangible assets, net	303	8,937	2,021	3	11,264

As of December 31, 2017
Inventories, net	$—	$313	$417	$—	$730
Property and equipment, net	83,901	6,173	1,281	8,125	99,480
Broadcast licenses	380,914	—	—	—	380,914
Goodwill	3,581	20,947	1,888	8	26,424
Other indefinite-lived intangible assets	—	—	313	—	313
Amortizable intangible assets, net	351	9,801	2,947	5	13,104

NOTE 20. SUBSEQUENT EVENTS

On March 7, 2019, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution will be paid on March 29, 2019 to all Class A and Class B common stockholders of record as of March 19, 2019.

On March 1, 2019, we entered into an agreement to acquire the pjmedia.com website for $0.1 million in cash. The purchase is expected to close during the first quarter of 2019.

On February 28, 2019, we sold Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets. We received no cash from the buyer who assumed all deferred subscription liabilities for Mike Turner’s investment products. We recognized a loss of approximately $0.2 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the estimated cost to sell.

On February 22, 2019, we entered into an agreement to sell HumanEvents.com, a conservative opinion website that provides news and commentary on conservative issues of interest for $0.3 million. We recognized a loss of approximately $0.2 million associated with the sale that closed on February 27, 2019 reflecting the sales price as compared to the carrying value of the assets and the estimated cost to sell.

We completed the following repurchases of our Notes from January 1, 2019 through the date of the filing:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
February 20, 2019	$125	$114	91.25%	$2	$9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35

	$2,370	$2,168

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018, the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the 2013 report entitled “Internal

Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

(c) Attestation Report of Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements. The financial statements required to be filed hereunder are included in Item 8.

ITEM 16. FORM 10-K SUMMARY

Not required for smaller reporting companies.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation of the Company.	8-K	333-41733-29	04/14/99	3.1

3.02	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	000-26497	02/23/15	3.1

3.03	Second Amended and Restated Bylaws of the Company.	8-K	000-26497	02/23/15	3.2

4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09

4.02	Indenture, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent	8-K	000-26497	05/23/17	4.1

4.03	Form of 6.750% Senior Secured Note due 2024	8-K	000-26497	05/23/17	4.2

4.04	Security Agreement, dated as of May 19, 2017, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent	8-K	000-26497	05/23/17	4.3

10.00	Employment Agreement, dated July 1, 2016 between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/13/16	99.1

10.01	Employment Agreement, dated July 1, 2018 between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/09/18	10.1

10.02	Employment Agreement dated January 1, 2017 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	01/04/17	99.1

10.03	Employment Agreement dated January 1, 2017 between Salem Communications Holding Corporation and David Santrella.	8-K	000-26497	01/04/17	99.2

10.04	Employment Agreement, effective as of September 15, 2017, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/19/17	99.1

10.05	Employment Agreement, effective as of July 1, 2018, between Salem Communications Holding Corporation and Christopher J. Henderson.	8-K	000-26497	05/15/18	99.1

10.06.01	Antenna/tower lease between Caron Broadcasting, Inc. (KFXN-AM) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust, expiring in 2036.	8-K	000-26497	09/08/16	10.3

10.06.02	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2036.	8-K	000-26497	09/08/16	10.2

10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2023.	8-K	000-26497	04/14/08	10.06.21

10.06.04	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19

10.06.04.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01

10.06.04.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02

10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2023.	8-K	000-26497	04/14/08	10.06.22

10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-26497	04/14/08	10.06.27

10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12

10.06.08	Lease Agreement between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2036.	8-K	000-26497	03/03/16	10.1

10.06.09	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.10	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-36497	04/14/08	10.06.23

10.06.11	Antenna/tower lease between New Inspiration Broadcasting Company, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2036.	8-K	000-26497	09/08/16	10.1

10.06.12	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K	000-26497	03/31/99	10.05.23

10.06.13	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25

10.06.14	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20

10.06.15	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21

10.06.16	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.22

10.06.17	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23

10.06.18	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.19	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25

10.06.20	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX/night sight) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26

10.06.21	Lease Agreement, dated January 25, 2017, between Caron Broadcasting, Inc. (KTIE-AM/San Bernardino) and Principal Shareholders expiring 2036.	8-K	000-26497	01/27/2017	10.1

10.06.22	Lease Agreement dated May 8, 2017, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2037.	8-K	000-26497	05/10/2017	10.1

10.07.01	Asset Purchase Agreement, dated May 25, 2016, by and between Pennsylvania Media Associates, Inc. and Delmarva Educational Association (FM Translator W224BU, Lake City, Florida).	10-K	000-26497	03/10/17	10.07.01

10.07.02	Asset Purchase Agreement, dated May 18, 2016, by and between Pennsylvania Media Associates, Inc. and Delmarva Educational Association (FM Translator W222BT, Palm Coast, Florida) (the “Palm Coast APA”).	10-K	000-26497	03/10/17	10.07.02

10.07.02.01	First Amendment to Palm Coast APA dated May 25, 2016.	10-K	000-26497	03/10/17	10.07.02.01

10.07.02.02	Second Amendment to Palm Coast APA dated July 27, 2016.	10-K	000-26497	03/10/17	10.07.02.02

10.07.02.03	Third Amendment to Palm Coast APA dated July 29, 2016.	10-K	000-26497	03/10/17	10.07.02.03

10.07.02.04	First Assignment and Assumption of Purchase Agreement dated July 27, 2016 from Pennsylvania Media Associates, Inc. to Caron Broadcasting, Inc.	10-K	000-26497	03/10/17	10.07.02.04

10.07.02.05	Second Assignment and Assumption of Asset Purchase Agreement dated July 29, 2016 from Caron Broadcasting, Inc. to South Texas Broadcasting, Inc.	10-K	000-26497	03/10/17	10.07.02.05

10.07.03	Local Marketing Agreement, dated December 15, 2016 by and between New Inspiration Broadcasting Company, Inc. and East Bay Broadcasting, LLC (KTRB-AM, San Francisco, California).	8-K	000-26497	12/20/16	10.1

10.07.03	Assignment and Assumption of Real Property Rights and Obligations under Asset Purchase Agreement dated September 12, 2017 between AM 570, LLC and Salem Radio Properties, Inc.	8-K	000-26497	09/20/17	10.1

10.07.03	Asset Purchase Agreement dated July 10, 2018 by and between New Inspiration Broadcasting Company, Inc. and East Bay Broadcasting, LLC (KTRB-AM, San Francisco, California).	8-K	000-26497	07/13/18	10.1

10.07.04	Local Programming and Marketing Agreement dated September 15, 2017 between AM 570, LLC and Salem Media of Virginia, Inc.	8-K	000-26497	09/20/17	10.2

10.07.05	Asset Purchase Agreement dated September 15, 2017 between AM 570, LLC and Salem Media of Virginia, Inc.	8-K	000-26497	09/20/17	10.3

10.07.06	Transmitter Site Lease Agreement dated September 15, 2017 between Salem Radio Properties, Inc. and AM 570, LLC.	8-K	000-26497	09/20/17	10.4

10.08.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through June 3, 2009).	8-K	000-26497	06/09/09	10.08.04.01

10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02

10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01

10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11

10.10.01	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	8-K	000-26497	03/14/13	10.1

10.10.02	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.2

10.10.03	Intercreditor Agreement, dated as of May 19, 2017, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent.	8-K	000-26497	05/23/17	10.1

10.10.04	Credit Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., as parent and a borrower, the subsidiaries party thereto, as borrowers, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as lead arranger, and the lenders that are parties thereto.	8-K	000-26497	05/23/17	10.2

10.10.05	Guaranty and Security Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiaries party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	000-26497	05/23/17	10.3

10.10.06	Purchase Agreement, dated May 11, 2017, by and between Salem Media Group, Inc., the subsidiaries party thereto, Wells Fargo Securities, LLC, Barclays Capital Inc. and Noble Capital Markets, Inc.	10-Q	000-26497	08/08/17	10.5

14	Code of Ethics	—	—	—	—	X

21	Subsidiaries of Salem Media Group, Inc.	—	—	—	—	X

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.2	Consent of Bond & Pecaro.	—	—	—	—	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

14	Code of Ethics

21	Subsidiaries of Salem Media Group Inc.

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Bond & Pecaro

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM MEDIA GROUP, INC.

March 12, 2019
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer

March 12, 2019
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III Edward G. Atsinger III	Chief Executive Officer (Principal Executive Officer)	March 12, 2019

/s/ EVAN D. MASYR Evan D. Masyr	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2019

/s/ STUART W. EPPERSON Stuart W. Epperson	Chairman	March 12, 2019

/s/ JONATHAN VENVERLOH Jonathan Venverloh	Director	March 12, 2019

/s/ RICHARD A. RIDDLE Richard A. Riddle	Director	March 12, 2019

/s/ JAMES KEET LEWIS James Keet Lewis	Director	March 12, 2019

/s/ ERIC HALVORSON Eric Halvorson	Director	March 12, 2019

/s/ EDWARD C. ATSINGER Edward C. Atsinger	Director	March 12, 2019

/s/ STUART W. EPPERSON JR. Stuart W. Epperson Jr.	Director	March 12, 2019