Form 10-Q
period 2019-03-31
SALEM MEDIA GROUP, INC. /DE/
filed 2019-05-10
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 000-26497

SALEM MEDIA GROUP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0121400
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD CAMARILLO, CALIFORNIA	93012
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	SALM	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 2, 2019
Common Stock, $0.01 par value per share	20,632,416 shares

Class B	Outstanding at May 2, 2019
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2018 (Note 1)	March 31, 2019 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117	$4
Trade accounts receivable (net of allowances of $9,732 in 2018 and $8,858 in 2019)	33,020	30,405
Unbilled revenue	2,513	2,107
Other receivables (net of allowances of $158 in 2018 and $9 in 2019 )	806	916
Inventories (net of reserves of $994 in 2018 and $1,079 in 2019)	677	533
Prepaid expenses	6,504	5,117
Assets held for sale	—	750

Total current assets	43,637	39,832

Notes receivable (net of allowance of $733 in 2018 and $1,016 in 2019)	218	998
Property and equipment (net of accumulated depreciation of $170,756 in 2018 and $173,055 in 2019)	96,344	95,546
Operating lease right-of-use assets	—	63,120
Financing lease right-of-use assets	164	219
Broadcast licenses	376,316	372,025
Goodwill	26,789	26,445
Other indefinite-lived intangible assets	277	277
Amortizable intangible assets (net of accumulated amortization of $53,180 in 2018 and $52,279 in 2019)	11,264	9,639
Deferred financing costs	381	338
Other assets	3,638	3,828

Total assets	$559,028	$612,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,187	$5,211
Accrued expenses	10,104	9,140
Accrued compensation and related expenses	7,582	9,227
Accrued interest	1,375	5,238
Contract liabilities	11,537	11,581
Deferred rent income	108	108
Income taxes payable	267	397
Current portion of operating lease liabilities	—	9,464
Current portion of financing (capital) lease liabilities	58	74
Current portion of long-term debt	19,660	16,000

Total current liabilities	52,878	66,440

Long-term debt, less current portion	234,030	227,683
Operating lease liabilities, less current portion	—	61,847
Financing (capital) lease liabilities, less current portion	105	156
Deferred income taxes	35,272	29,968
Deferred rent expense, long term	9,382	—
Contract liabilities, long-term	1,379	1,418
Deferred rent income, less current	4,049	4,026
Other long-term liabilities	64	64

Total liabilities	337,159	391,602

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,950,066 issued and 20,632,416 outstanding at December 31, 2018 and March 31, 2019	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2018 and March 31, 2019	56	56
Additional paid-in capital	245,220	245,396
Accumulated earnings	10,372	8,992
Treasury stock, at cost (2,317,650 shares at December 31, 2018 and March 31, 2019)	(34,006)	(34,006)

Total stockholders’ equity	221,869	220,665

Total liabilities and stockholders’ equity	$559,028	$612,267

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2019
Net broadcast revenue	$48,050	$46,093
Net digital media revenue	10,394	10,240
Net publishing revenue	5,351	4,136

Total net revenue	63,795	60,469

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $561 and $436 for the three months ended March 31, 2018 and 2019, respectively, paid to related parties)	35,750	36,449
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,374	8,058
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,587	4,822
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $63 and $7 for the three months ended March 31, 2018 and 2019, respectively, paid to related parties)	3,921	3,871
Depreciation	3,009	2,933
Amortization	1,478	1,296
Net (gain) loss on the disposition of assets	5	4,024

Total operating expenses	58,124	61,453

Operating income (loss)	5,671	(984)
Other income (expense):
Interest income	2	1
Interest expense	(4,518)	(4,425)
Gain on early retirement of long-term debt	—	426
Net miscellaneous income and expenses	75	1

Net income (loss) before income taxes	1,230	(4,981)
Provision for (benefit from) income taxes	402	(5,303)

Net income	$828	$322

Basic earnings per share data:
Basic earnings per share Class A and Class B common stock	$0.03	$0.01
Diluted earnings per share data:
Diluted earnings per share Class A and Class B common stock	$0.03	$0.01
Basic weighted average Class A and Class B shares outstanding	26,171,539	26,186,112

Diluted weighted average Class A and Class B shares outstanding	26,304,891	26,193,307

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Total
Stockholders’ equity, December 31, 2018	22,950,066	$227	5,553,696	$56	$245,220	$10,372	$(34,006)	$221,869
Stock-based compensation	—	—	—	—	176	—	—	176
Cash distributions	—	—	—	—	—	(1,702)	—	(1,702)
Net income	—	—	—	—	—	322	—	322

Stockholders’ equity, March 31, 2019	22,950,066	$227	5,553,696	$56	$245,396	$8,992	$(34,006)	$220,665

Distributions per share	$0.065		$0.065

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Total
Stockholders’ equity, December 31, 2017	22,932,451	$227	5,553,696	$56	$244,634	$20,370	$(34,006)	$231,281
Stock-based compensation	—	—	—	—	46	—	—	46
Options exercised	8,125	—	—	—	19	—	—	19
Cash distributions	—	—	—	—	—	(1,701)	—	(1,701)
Net income	—	—	—	—	—	828	—	828

Stockholders’ equity, March 31, 2018	22,940,576	$227	5,553,696	$56	$244,699	$19,497	$(34,006)	$230,473

Distributions per share	$0.065		$0.065

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2019
OPERATING ACTIVITIES
Net income	$828	$322
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	46	176
Depreciation and amortization	4,487	4,229
Amortization of deferred financing costs	270	258
Non-cash lease expense	—	2,267
Accretion of acquisition-related deferred payments and contingent consideration	16	1
Provision for bad debts	146	320
Deferred income taxes	382	(5,304)
Gain on early retirement of long-term debt	—	(426)
Net (gain) loss on the disposition of assets	5	4,024
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	1,176	1,758
Inventories	(78)	(256)
Prepaid expenses and other current assets	(69)	1,387
Accounts payable and accrued expenses	6,629	3,449
Deferred rent expense	(119)	—
Operating lease liabilities	—	(3,458)
Contract liabilities	(938)	133
Deferred rent income	(23)	(43)
Income taxes payable	115	130

Net cash provided by operating activities	12,873	8,967

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(2,472)	(2,404)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(4)	—
Escrow deposits paid related to acquisitions	(240)	—
Escrow deposits received related to radio station sale	500	—
Purchases of digital media businesses and assets	—	(100)
Proceeds from sale of assets	1	1,255
Other	(170)	(139)

Net cash used in investing activities	(2,385)	(1,388)

FINANCING ACTIVITIES
Payments to repurchase 6.75% Senior Secured Notes	—	(6,123)
Proceeds from borrowings under ABL Facility	10,334	22,189
Payments on ABL Facility	(19,334)	(25,849)
Refund (payments) of debt issuance costs	41	(13)
Proceeds from the exercise of stock options	19	—
Payments on financing lease liabilities	(31)	(21)
Payment of cash distribution on common stock	(1,701)	(1,702)
Book overdraft	187	3,827

Net cash used in financing activities	(10,485)	(7,692)

Net increase (decrease) in cash and cash equivalents	3	(113)
Cash and cash equivalents at beginning of year	3	117

Cash and cash equivalents at end of period	$6	$4

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$73	$302
Cash paid for interest on finance lease liabilities	$—	$2
Cash (received) paid for income taxes	$(95)	$130
Other supplemental disclosures of cash flow information:
Barter revenue	$1,737	$1,310
Barter expense	$1,266	$1,356
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$4	$—
Right-of-use assets acquired through operating leases	$—	$288
Non-cash capital expenditures for property & equipment acquired under trade agreements	$9	$—

See accompanying notes

SALEM MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Salem Media Group, Inc. (“Salem” “we,” “us,” “our” or the “company”) is a domestic multimedia company specializing in Christian and conservative content. Our media properties include radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 21 – Segment Data.

The accompanying Consolidated Financial Statements of Salem include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Information with respect to the three months ended March 31, 2019 and 2018 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2018. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2018 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant areas for which management uses estimates include:

•	revenue recognition,

•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;

•	probabilities associated with the potential for contingent earn-out consideration;

•	fair value measurements;

•	contingency reserves;

•	allowance for doubtful accounts;

•	sales returns and allowances;

•	barter transactions;

•	inventory reserves;

•	reserves for royalty advances;

•	fair value of equity awards;

•	self-insurance reserves;

•	estimated lives for tangible and intangible assets;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting Right-Of-Use (“ROU”) assets and lease liabilities,

•	determining the Incremental Borrowing Rate (“IBR”) for calculating ROU assets and lease liabilities,

•	income tax valuation allowances; and

•	uncertain tax positions

These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the accounting for finance lease obligations under Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) issued under ASU 2016-02 on January 1, 2019.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except for our accounting policies for leases a result of adopting ASC 842, there have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019, that have had a material impact on our Condensed Consolidated Financial Statements and related notes.

Leases

We adopted ASC 842 on January 1, 2019 using the modified retrospective basis and did not restate comparative periods as permitted under Accounting Standards Update (“ASU”) 2018-11. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases. ASC 842 requires that lessees recognize ROU assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date. There were no changes in our capital lease portfolio, which are now titled “finance leases” under ASC 842, other than the reclassification of the assets acquired under capital leases from their respective property and equipment category and long-term debt to ROU assets and lease liabilities.

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to operating lease ROU assets and operating lease liabilities of $65.0 million and $74.4 million, respectively. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expense and prepaid rent that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. Refer to Note 8 for more information.

The FASB issued practical expedients and accounting policy elections that we have applied as described below.

Practical Expedients

ASC 842 provides a package of three practical expedients that must be adopted together and applied to all lease agreements. We elected the package of practical expedients as follows for all leases:

Whether expired or existing contracts contain leases under the new definition of a lease.

Because the accounting for operating leases and service contracts was similar under ASC 840, there was no accounting reason to separate lease agreements from service contracts in order to account for them correctly. We reviewed existing service contracts to determine if the agreement contained an embedded lease to be accounted for on the balance sheet under ASC 842.

Lease classification for expired or existing leases.

Leases that were capital leases under ASC 840 are accounted for as financing leases under ASC 842 while leases that were operating leases under ASC 840 are accounted for as operating leases under ASC 842.

Whether previously capitalized initial direct costs would meet the definition of initial direct costs under the new standard guidance.

The definition of initial direct costs is more restrictive under ASC 842 than under ASC 840. Entities that do not elect the practical expedient are required to reassess capitalized initial direct costs under ASC 840 and record an equity adjustment for those that are not capitalizable under ASC 842.

Land Easement Practical Expedient

We elected the practical expedient that permits us to continue applying our current policy of accounting for land easements that existed as of, or expired before, the effective date of ASC 842. We have applied this policy to all of our existing land easements that were not previously accounted for under ASC 840.

Accounting Policy Elections

Lease Term

We calculate the term for each lease agreement to include the noncancellable period specified in the agreement together with (1) the periods covered by options to extend the lease if we are reasonably certain to exercise that option, (2) periods covered by an option to terminate if we are reasonably certain not to exercise that option and (3) period covered by an option to extend (or not terminate) if controlled by the lessor.

The assessment of whether we are reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors and market-based factors. These factors are described in our Critical Accounting Policies, Judgments and Estimates in Item 2 in this quarterly report on Form 10-Q.

Lease Payments

Lease payments consist of the following payments (as applicable) related to the use of the underlying asset during the lease term:

•	Fixed payments, including in substance fixed payments, less any lease incentives paid or payable to the lessee

•

Variable lease payments that depend on an index or a rate, such as the Consumer Price Index or a market interest rate, initially measured using the index or rate at the commencement date of January 1, 2019.

•	The exercise price of an option to purchase the underlying asset if the lessee is reasonably certain to exercise that option.

•	Payments for penalties for terminating the lease if the lease term reflects the lessee exercising an option to terminate the lease.

•	Fees paid by the lessee to the owners of a special-purpose entity for structuring the transaction

•	For a lessee only, amounts probable of being owed by the lessee under residual value guarantees

Short-Term Lease Exemption

We elected to exclude short-term leases, or leases with a term of twelve months or less that do not contain a purchase option that we are reasonably certain to exercise, from our ROU asset and lease liability calculations.

We considered the applicability of the short-term exception on month-to-month leases with perpetual or rolling renewals as we are “reasonably certain” to continue the lease. For example, we lease various storage facilities under agreements with month-to-month terms that have continued over several years. The standard terms and conditions for a majority of these agreements allow either party to terminate within a notice period ranging from 10 to 30 days. There are no cancellation penalties other than the potential loss of a one-month rent or a security deposit if the termination terms are not adhered to.

We believe that these month-to-month leases qualify for the short-term exception to ASC 842 because either party can terminate the agreement without permission from the other party with no more than an insignificant penalty, therefore, the arrangements do not create enforceable rights and obligations. Additionally, the cost to move to a new location or find comparable facilities is low as there are no unique features of the storage facilities that impact our business or operations.    We considered termination clauses, costs associated with moving and costs associated with finding alternative facilities to exclude month-to-month leases that have perpetually renewed.

Service Agreements with an Embedded Lease Component

We elected to exclude certain service agreements that contain embedded leases for equipment based on the immaterial impact of these agreements. Our analysis included cable and satellite television service agreements for which our monthly payment may include equipment rentals, coffee and water service at certain facilities that may include equipment rentals (we often meet minimum requirements and just pay for product used), security services that include a monthly fee for cameras or equipment, and other similar arrangements. Based on the insignificant amount of the monthly lease costs, we elected to exclude these agreements from our ROU asset and liability calculations due to the immaterial impact to our financial statements.

Index or Rate Applicable to Operating Lease Liabilities

We elected to measure lease liabilities for variable lease payments using the current rate or index in effect at the time of transition on January 1, 2019. Using the current index or rate is consistent with how we calculated and presented future minimum lease payments under ASC 840. Therefore, there is no change in accounting policy applicable to this election.

Incremental Borrowing Rate

The ROU asset and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s IBR, defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We performed an analysis as of January 1, 2019 to estimate the IBR applicable to Salem upon transition to ASC 842. Our analysis required the use of significant judgement and estimates, including the estimated value of the underlying leased asset, as described in are described in our Critical Accounting Policies, Judgments and Estimates in Item 2 in this quarterly report on Form 10-Q.

Portfolio Approach

We elected to use a portfolio approach by applying a single IBR to leases with reasonably similar characteristics, including the remaining lease term, the underlying assets and the economic environment. We believe that applying the portfolio approach is acceptable because the results do not materially differ from the application of the leases model to the individual leases in that portfolio.

Sales Taxes and Other Similar Taxes

We elected not to evaluate whether sales taxes or other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction that are collected by the lessor from the lessee are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. Taxes assessed on a lessor’s total gross receipts or on the lessor as owner of the underlying asset (e.g., property taxes) are excluded from the scope of the policy election. A lessor must apply the election to all taxes in the scope of the policy election and would provide certain disclosures.

Separating Consideration between Lease and Non-Lease Components

We elected to include the lease and non-lease components (or the fixed and variable consideration) as a single component accounted for as a lease. This practical expedient is elected by class of underlying assets as an accounting policy election, and applies to all arrangements in that class of underlying assets that qualify for the expedient. ASC 842 provides this expedient to alleviate concerns that the costs and administrative burden of allocating consideration to the separate lease and non-lease components may not justify the benefit of more precisely reflecting the ROU asset and the lease liability.

Contracts that include lease and non-lease components that are accounted for under the election not to separate require that all components that qualify for the practical expedient be combined. The components that do not qualify, such as those for which the timing and pattern of transfer of the lease and associated non-lease components are not the same, are accounted for separately.

Accounting for a lease component of a contract and its associated non-lease components as a single lease component results in an allocation of the total contract consideration to the lease component. Therefore, the initial and subsequent measurement of the lease liability and ROU asset is greater than if the policy election was not applied. The greater ROU asset value is considered in our impairment analysis.

Impairment of ROU Assets

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

After a careful analysis of the guidance, we concluded that the appropriate unit of accounting for testing ROU assets for impairment is the broadcast market cluster level for radio station operations and the entity or division level for digital media entities, publishing entities and networks. Corporate ROU assets are tested on a consolidated level with consideration given to all cash flows of the company as corporate functions do not generate cash flows and are funded by revenue-producing activities at lower levels of the entity.

ASC 360 requires three steps to identify, recognize and measure the impairment of a long-lived asset (asset group) to be held and used:

Step 1 – Consider whether Indicators of Impairment are Present

As detailed in ASC 360-10-35-21, the following are examples of impairment indicators:

•	A significant decrease in the market price of a long-lived asset (asset group)

•	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group)

•

A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group)

•

A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

Other indicators should be considered if we believes that the carrying amount of an asset (asset group) may not be recoverable.

Step 2—Test for Recoverability

If indicators of impairment are present, we are required to perform a recoverability test comparing the sum of the estimated undiscounted cash flows attributable to the long-lived asset or asset group in question to the carrying amount of the long-lived asset or asset group.

ASC 360 does not specifically address how operating lease liabilities and future cash outflows for lease payments should be considered in the recoverability test. Under ASC 360, financial liabilities, or long-term debt, generally are excluded from an asset group while operating liabilities, such as accounts payable, generally are included. ASC 842 characterizes operating lease liabilities as operating liabilities. Because operating lease liabilities may be viewed as having attributes of finance liabilities as well as operating liabilities, it is generally acceptable for a lessee to either include or exclude operating lease liabilities from an asset group when testing whether the carrying amount of an asset group is recoverable provided the approach is applied consistently for all operating leases and when performing Steps 2 and 3 of the impairment model in ASC 360.

In cases where we have received lease incentives, including operating lease liabilities in an asset group may result in the long-lived asset or asset group having a zero or negative carrying amount because the incentives reduce our ROU assets. We elected to exclude operating lease liabilities from the carrying amount of the asset group such that we test ROU assets for operating leases in the same manner that we test ROU assets for financing leases.

Undiscounted Future Cash Flows

The undiscounted future cash flows in Step 2 are based on our own assumptions rather than a market participant. If an election is made to exclude operating lease liabilities from the asset or asset group, all future cash lease payments for the lease should also be excluded. The standard requires lessees to exclude certain variable lease payments from lease payments and, therefore, from the measurement of a lessee’s lease liabilities. Because these variable payments do not reduce the lease liability, we include the variable payments we expect to make in our estimate of the undiscounted cash flows in the recoverability test (Step 2) using a probability-weighted approach.

Step 3—Measurement of an Impairment Loss

If the undiscounted cash flows used in the recoverability test are less than the carrying amount of the long-lived asset (asset group), we are required to estimate the fair value of the long-lived asset or asset group and recognize an impairment loss when the carrying amount of the long-lived asset or asset group exceeds the estimated fair value. We elected to exclude operating lease liabilities from the estimated fair value, consistent with the recoverability test. Any impairment loss for an asset group must reduce only the carrying amounts of a long-lived asset or assets of the group, including the ROU assets. The loss must be allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group must not reduce the carrying amount of that asset below its fair value whenever the fair value is determinable without undue cost and effort. ASC 360 prohibits the subsequent reversal of an impairment loss for an asset held and used.

Fair Value Considerations

When determining the fair value of a ROU asset, we must estimate what market participants would pay to lease the asset or what a market participant would pay up front in one payment for the ROU asset, assuming no additional lease payments would be due. The ROU asset must be valued assuming its highest and best use, in its current form, even if that use differs from the current or intended use. If no market exists for an asset in its current form, but there is a market for a transformed asset, the costs to transform the asset are considered in the fair value estimate. Refer to Note 15, Fair Value Measurements.

There were no indications of impairment during the period ended March 31, 2019.

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

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which is effective with the ASU 2016-13. We plan to adopt this ASU on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

NOTE 3. RECENT TRANSACTIONS

During the three month period ended March 31, 2019, we completed or entered into the following transactions:

Debt Transactions

Based on the then existing market conditions, we completed repurchases of the Notes at amounts less than face value as follows during the three months ended March 31, 2019:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
March 28, 2019	$2,000	$1,830	91.50%	$37	$134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35

	$6,670	$6,123

Equity Transactions

On March 7, 2019, we announced a quarterly equity distribution in the amount of $0.0650 per share on Class A and Class B common stock. The equity distribution of $1.7 million was paid on March 29, 2019 to all Class A and Class B common stockholders of record as of March 19, 2019.

Acquisition

On March 18, 2019, we acquired the pjmedia.com website for $0.1 million in cash.

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

The initial valuations for business acquisitions are subject to refinement during the measurement period, which may be up to one year from the acquisition date. During this measurement period, we may record adjustments to the net assets acquired based on additional information obtained for items that existed as of the acquisition date. Upon the conclusion of the measurement period, any adjustments are reflected in our Condensed Consolidated Statements of Operations. To date, we have not recorded adjustments to the estimated fair values used in our business acquisition consideration during or after the measurement period.

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $1,000 during the three month period ended March 31, 2019 compared to $14,000 during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying Condensed Consolidated Statements of Operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 15—Fair Value Measurements.

The following table summarizes the total acquisition consideration for the three month period ended March 31, 2019:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$100

Total purchase price consideration	$100

The fair value of the net assets acquired was allocated as follows:

Net Digital
Assets Acquired
(Dollars in thousands)
Assets
Subscriber base and lists	100

$100

Divestitures

On March 21, 2019, we sold Newport Natural Health, an e-commerce website operated by Eagle Wellness for $0.9 million in cash. We recognized a pre-tax gain of $0.1 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs.

On February 28, 2019, we sold Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets. We received no cash from the buyer, who assumed all deferred subscription liabilities for Mike Turner’s investment products. We recognized a pre-tax loss of $0.2 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs.

On February 27, 2019, we sold HumanEvents.com, a conservative opinion website for $0.3 million in cash. We recognized a pre-tax loss of $0.2 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs.

Other Transactions

On April 30, 2018, we ceased programming radio station KHTE-FM, in Little Rock, Arkansas. We programmed the station under a Time Brokerage Agreement (“TBA”) beginning on April 1, 2015. We had the option to acquire the station for $1.2 million in cash during the TBA period. We paid the licensee a $0.1 million fee for not exercising our purchase option for the station. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this station during the three months ended March 31, 2018 within the broadcast operating segment.

On January 2, 2018, we began programming radio stations KPAM-AM and KKOV-AM in Portland, Oregon under Local Marketing Agreements (“LMAs”) entered on December 29, 2017, with original terms of up to 12 months. The LMAs terminated on March 30, 2018 when the radio stations were sold to another party. We entered a second LMA with the new owner as of the closing date under which we continue to program radio station KPAM-AM. The accompanying Condensed Consolidated Statements of Operations reflects the operating results of these stations during the LMA terms.

Pending Transactions

On March 19, 2019, we entered into an agreement to sell radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million. We recognized an estimated pre-tax loss of $3.8 million as of March 31, 2019, based on the probability of the sale, which reflects the sales price as compared to the carrying value of the radio station assets and the estimated closing costs. The sale is expected to close in the second quarter of 2019.

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

NOTE 4. CONTINGENT EARN-OUT CONSIDERATION

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 15.

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

Hilary Kramer Financial Newsletters

We acquired the Hilary Kramer Financial Newsletters and related assets on August 9, 2018. We paid $0.4 million in cash upon closing and may pay up to an additional $0.1 million in contingent earn-out consideration over the next two years upon the achievement of income benchmarks as part of the purchase agreement. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of Hilary Kramer Financial Newsletters to achieve the income targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $40,617, which was recorded at the discounted present value of $39,360. The discount will be accreted to interest expense over the two year earn-out period.

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the three month period ended March 31, 2019.

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

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. We recorded an increase of $4,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for the period ended December 31, 2018. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the three month period ended March 31, 2019.

NOTE 5. REVENUE RECOGNITION

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. The application of ASC Topic 606 requires us to use significant judgment and estimates. Application of ASC Topic 606 requires a five-step model applicable to all revenue streams as follows:

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

Contract Assets

Contract Assets—Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At March 31, 2019, our prepaid commission expense was $0.7 million.

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

Significant changes in our contract liabilities balances during the period are as follows:

	Short-Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2019	$11,537	$1,379
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(3,259)	—
Additional amounts recognized during the period	5,524	347
Revenue recognized during the period that was recorded during the period	(2,529)	—
Transfers	308	(308)

Balance, end of period March 31, 2019	$11,581	$1,418

Amount refundable at beginning of period	$11,410	$1,379
Amount refundable at end of period	$11,491	$1,418

We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2020	$11,581
2021	514
2022	426
2023	210
2024	99
Thereafter	169

$12,999

Significant Financing Component

The length of our typical sales agreement is less than 12 months, however, we may sell subscriptions with a two-year term. The balance of our long-term contract liabilities represent the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between April 1, 2020 and March 30, 2024. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC Topic 606.

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

Based on the constraints for using estimates of variable consideration within ASC Topic 606, and our historical experience with these campaigns, we continue to recognize revenue at the base amount of the campaign with variable consideration recognized when the uncertainty of each campaign is resolved. These constraints include: (1) the amount of consideration received is highly susceptible to factors outside of our influence, specifically the extent to which our audience donates or contributes to our customer or programmer, (2) the length of time in which the uncertainty about the amount of consideration expected is to be resolved, and (3) our experience has shown these contracts have a large number and broad range of possible outcomes.

Trade and Barter Transactions

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange air time or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter air time or digital campaign in favor of customers who purchase the air time or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the estimated fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.

Trade and barter revenues and expenses were as follows:

	Three Months Ended
	March 31,
	2018	2019
Net broadcast barter revenue	$1,691	$1,299
Net digital media barter revenue	45	11
Net publishing barter revenue	1	—
Net broadcast barter expense	$1,266	$1,356
Net digital media barter expense	—	—
Net publishing barter expense	—	—

We elected the following policies permitted under ASC Topic 606:

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

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following table presents our revenues disaggregated by revenue source for each of our three operating segments:

	Three Months Ended March 31, 2019
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$12,233	$—	$—	$12,233
Block Programming - Local	7,910	—	—	7,910
Spot Advertising - National	3,900	—	—	3,900
Spot Advertising - Local	12,062	—	—	12,062
Infomercials	390	—	—	390
Network	4,306	—	—	4,306
Digital Advertising	2,352	5,317	85	7,754
Digital Streaming	161	1,011	—	1,172
Digital Downloads and eBooks	—	1,275	162	1,437
Subscriptions	274	2,084	201	2,559
Book Sales and e-commerce, net of estimated sales returns and allowances	37	410	1,841	2,288
Self-Publishing Fees	—	—	1,477	1,477
Print Advertising	2	—	135	137
Other Revenues	2,466	143	235	2,844

	$46,093	$10,240	$4,136	$60,469

Timing of Revenue Recognition
Point in Time	$45,472	$10,225	$4,136	$59,833
Rental Income (1)	621	15	—	636

	$46,093	$10,240	$4,136	$60,469

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

NOTE 6. INVENTORIES

Inventories consist of finished goods including books from Regnery® Publishing and for the prior year wellness products. All inventories are valued at the lower of cost or net realizable value as determined on a First-In First-Out cost method and reported net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	December 31, 2018	March 31, 2019
	(Dollars in thousands)
Regnery® Publishing book inventories	$1,317	$1,612
Reserve for obsolescence – Regnery® Publishing	(930)	(1,079)

Inventory, net - Regnery® Publishing	387	533

Newport Natural Health Wellness products	$354	$—
Reserve for obsolescence –Wellness products	(64)	—

Inventory, net –Wellness products	290	—

Consolidated inventories, net	$677	$533

NOTE 7. PROPERTY AND EQUIPMENT

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment.

The following is a summary of the categories of our property and equipment:

	As of December 31, 2018	As of March 31, 2019
	(Dollars in thousands)
Land	$31,822	$31,830
Buildings	30,104	30,121
Office furnishings and equipment	36,756	37,019
Antennae, towers and transmitting equipment	85,998	85,827
Studio, production and mobile equipment	29,040	29,261
Computer software and website development costs	27,603	27,845
Record and tape libraries	17	17
Automobiles	1,570	1,570
Leasehold improvements	19,357	19,359
Construction-in-progress	4,833	5,752

	$267,100	$268,601
Less accumulated depreciation	(170,756)	(173,055)

	$96,344	$95,546

Depreciation expense was approximately $2.9 million and $3.0 million for each of the three month periods ended March 31, 2019 and 2018, respectively.

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Our review requires us to estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the period ended March 31, 2019.

NOTE 8. OPERATING AND FINANCE LEASE RIGHT-OF-USE ASSETS

Leasing Transactions

Our leased assets include offices and studios, transmitter locations, antenna sites, tower and tower sites or land. Our current lease portfolio has remaining terms from less than one-year up to twenty years. Many of these leases contain options under which we can extend the term for five to twenty years. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably assured to exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants. We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are designated as Related Party leases in the details provided.

Operating leases are reflected on our balance sheet within operating lease ROU assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

Balance Sheet

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to operating lease ROU assets and operating lease liabilities of $65.0 million and $74.4 million, respectively. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expense and prepaid rent that was derecognized upon adoption. During the three month period ended March 31, 2019, we recorded an additional ROU asset and corresponding lease liability of $0.3 million.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2019
	(Dollars in thousands)
	Related Party	Other	Total
Operating Leases
Operating leases ROU assets	$9,163	$53,957	$63,120

Operating lease liabilities (current)	903	8,561	9,464
Operating lease liabilities (noncurrent)	8,633	53,214	61,847

Total operating lease liabilities	$9,536	$61,775	$71,311

Weighted Average Remaining Lease Term
Operating leases	8.7 years
Finance leases	3.8 years
Weighted Average Discount Rate
Operating leases	8.05%
Finance leases	4.28%

Lease Expense

The components of lease expense were as follows:

Three Months Ended March 31, 2019
(Dollars in thousands)
Amortization of ROU Assets	$33
Interest on finance lease liabilities	2

Finance lease expense	35
Operating lease expense	3,497
Variable lease expense	252
Short-term lease expense	225

Total lease expense	$4,009

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
(Dollars in thousands)
Operating cash flows from operating leases	$2,267
Operating cash flows from finance leases	33
Financing cash flows from finance leases	21

Cash paid for amounts included in the measurement of lease liabilities	$2,321

ROU assets acquired in exchange for new operating lease liabilities	288

Maturities

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2019, are as follows:

	Operating Leases
	Related Parties	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2019 (Apr-Dec)	$1,227	$9,349	$10,576	$64	$10,640
2020	1,665	12,785	14,450	66	14,516
2021	1,669	11,660	13,329	51	13,380
2022	1,647	10,081	11,728	43	11,771
2023	1,207	8,925	10,132	22	10,154
Thereafter	7,510	40,120	47,630	3	47,633

Undiscounted Cash Flows	$14,925	$92,920	$107,845	$249	$108,094

Less: imputed interest	5,389	31,145	36,534	19	36,553

Total	$9,536	$61,775	$71,311	$230	$71,541

Reconciliation to lease liabilities:
Lease liabilities - current	$903	$8,561	$9,464	$74	$9,538
Lease liabilities - long-term	8,633	53,214	61,847	156	62,003

Total Lease Liabilities	$9,536	$61,775	$71,311	$230	$71,541

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018, based on the former accounting guidance for leases, were as follows:

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2019	$1,730	$11,633	$13,363	$58	$13,421
2020	1,763	11,592	13,355	39	13,394
2021	1,767	10,596	12,363	31	12,394
2022	1,730	9,490	11,220	27	11,247
2023	1,234	8,584	9,818	8	9,826
Thereafter	13,364	48,109	61,473	—	61,473

	$21,588	$100,004	$121,592	$163	$121,755

NOTE 9. BROADCAST LICENSES

We account for broadcast licenses in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. In the case of our broadcast radio stations, we would not be able to operate the properties without the related broadcast license for each property. Broadcast licenses are renewed with the Federal Communications Commission (“FCC”) every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal and all of our broadcast licenses have been renewed at the end of their respective periods. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our broadcast licenses. There were no indications of impairment during the period ended March 31, 2019.

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2018	Three Months Ended March 31, 2019
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$486,455	$484,691
Accumulated loss on impairment	(105,541)	(108,375)

Balance, beginning of period after cumulative loss on impairment	380,914	376,316

Acquisitions of radio stations	6,270	—
Acquisitions of FM translators and construction permits	19	—
Abandoned capital projects	(40)	—
Dispositions of radio stations	(8,013)	(4,291)
Impairments based on the estimated fair value of broadcast licenses	(2,834)	—

Balance, end of period before cumulative loss on impairment	484,691	480,400

Accumulated loss on impairment	(108,375)	(108,375)

Balance, end of period after cumulative loss on impairment	$376,316	$372,025

NOTE 10. GOODWILL

We account for goodwill in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. There were no indications of impairment during the period ended March 31, 2019.

The following table presents the changes in goodwill including business acquisitions and dispositions as discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2018	Three Months Ended March 31, 2019
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$28,453	$28,818
Accumulated loss on impairment	(2,029)	(2,029)

Balance, beginning of period after cumulative loss on impairment	26,424	26,789

Acquisitions of radio stations	7	—
Acquisitions of digital media entities	986	—
Dispositions of radio stations	(628)	(3)
Dispositions of digital media entities	—	(341)

Balance, end of period before cumulative loss on impairment	28,818	28,474

Accumulated loss on impairment	(2,029)	(2,029)

Ending period balance	$26,789	$26,445

NOTE 11. OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Other indefinite-lived intangible consists of mastheads, or the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our mastheads. We account for mastheads in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize mastheads, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. There were no indications of impairment during the period ended March 31, 2019.

NOTE 12. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of March 31, 2019
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,456	$(20,896)	$2,560
Domain and brand names	20,236	(16,434)	3,802
Favorable and assigned leases	2,188	(1,894)	294
Subscriber base and lists	9,570	(7,477)	2,093
Author relationships	2,771	(2,493)	278
Non-compete agreements	2,031	(1,679)	352
Other amortizable intangible assets	1,666	(1,406)	260

	$61,918	$(52,279)	$9,639

	As of December 31, 2018
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,673	$(21,798)	$2,875
Domain and brand names	21,358	(16,758)	4,600
Favorable and assigned leases	2,256	(1,953)	303
Subscriber base and lists	9,672	(7,198)	2,474
Author relationships	2,771	(2,454)	317
Non-compete agreements	2,048	(1,641)	407
Other amortizable intangible assets	1,666	(1,378)	288

	$64,444	$(53,180)	$11,264

Amortization expense was approximately $1.3 million and $1.5 million for the three month period ended March 31, 2019 and 2018, respectively. Based on the amortizable intangible assets as of March 31, 2019, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2019 (Apr – Dec)	$3,250
2020	3,094
2021	1,614
2022	989
2023	479
Thereafter	213

Total	$9,639

NOTE 13. LONG-TERM DEBT

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

Based on the balance of the Notes currently outstanding, we are required to pay $15.7 million per year in interest on the Notes. As of March 31, 2019, accrued interest on the Notes was $5.2 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three month period ended March 31, 2019 and 2018, $0.2 million of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
March 28, 2019	$2,000	$1,830	91.50%	$37	$134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$23,100	$21,566

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three month period ended March 31, 2019 and 2018, $51,000 and $46,000, respectively, of debt issue costs associated with the Notes was amortized to interest expense. At March 31, 2019, the blended interest rate on amounts outstanding under the ABL Facility was 4.24%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2018	As of March 31, 2019
	(Dollars in thousands)
6.75% Senior Secured Notes	$238,570	$231,900
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(4,540)	(4,217)

6.75% Senior Secured Notes net carrying value	234,030	227,683

Asset-Based Revolving Credit Facility principal outstanding	19,660	16,000

Total long-term debt less unamortized debt issuance costs	253,690	243,683

Less current portion	(19,660)	(16,000)

Long-term debt less unamortized debt issuance costs, net of current portion	$234,030	$227,683

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2019:

•	$16.0 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$231.9 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2019 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2020	$16,000
2021	—
2022	—
2023	—
2024	—
Thereafter	231,900

$247,900

NOTE 14. DERIVATIVE INSTRUMENTS

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

As of March 31, 2019, we did not have any outstanding derivative instruments.

NOTE 15. FAIR VALUE MEASUREMENTS

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FASB ASC Topic 820 Fair Value Measurements and Disclosures, established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defines three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the FASB ASC Topic 820 hierarchy are as follows:

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

Under ASC 820, a fair value measurement of a nonfinancial asset takes into account a market participant’s ability to generate economic benefits by using the asset in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use. Therefore, fair value is a market-based measurement and not an entity-specific measurement. It is determined based on assumptions that market participants would use in pricing the asset or liability. The exit price objective of a fair value measurement applies regardless of the reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date.

As of March 31, 2019, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at March 31, 2019 was $231.9 million compared to the estimated fair value of $212.8 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	March 31, 2019
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$277	—	—	$277
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	55	—	—	55
Long-term debt less unamortized debt issuance costs	243,683	—	224,551	—

NOTE 16. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We calculated the impact of the Act in our year ending December 31, 2018 income tax provision in accordance with our understanding of the Act and guidance available as of the date of our Form 10-K filing.

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

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $5.4 million as of March 31, 2019 to offset the deferred tax assets related to the state net operating loss carryforwards. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

At March 31, 2019, a maximum of 5,000,000 shares of common stock were authorized under the Plan. At the annual meeting of the company held on May 8, 2019, the company’s stockholders approved a revision to the Plan increasing the number of shares authorized by 3,000,000. As a result, a maximum of 8,000,000 shares are authorized under the Plan. All awards have restriction periods tied primarily to employment and/or service. The Plan allows for accelerated or continued vesting in certain circumstances as defined in the Plan including death, disability, a change in control, and termination or retirement. The Board of Directors, or a committee appointed by the Board, has discretion subject to limits defined in the Plan, to modify the terms of any outstanding award.

Under the Plan, the Board, or a committee appointed by the Board, may impose restrictions on the exercise of awards during pre-defined blackout periods. Insiders may participate in plans established pursuant to Rule 10b5-1 under the Exchange Act that allow them to exercise awards subject to pre-established criteria.

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 Compensation—Stock Compensation. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2018	2019
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$24	$107
Stock option compensation expense included in broadcast operating expenses	13	39
Stock option compensation expense included in digital media operating expenses	5	26
Stock option compensation expense included in publishing operating expenses	4	4

Total stock-based compensation expense, pre-tax	$46	$176

Tax benefit (expense) for stock-based compensation expense	(12)	(46)

Total stock-based compensation expense, net of tax	$34	$130

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three month period ended March 31, 2019 and 2018:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2019
Expected volatility	41.99%	47.54%
Expected dividends	6.93%	9.22%
Expected term (in years)	7.5	7.5
Risk-free interest rate	2.75%	2.61%

Activity with respect to the company’s option awards during the three month period ended March 31, 2019 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2019	1,980,972	$4.63	$2.61	4.1 years	$—
Granted	5,000	2.82	1.43		—
Exercised	—	—	—		—
Forfeited or expired	(155,750)	6.43	4.53		2

Outstanding at March 31, 2019	1,830,222	$4.49	$2.46	4.1 years	$10

Exercisable at March 31, 2019	1,112,844	$5.13	$2.89	2.7 years	$10

Expected to Vest	681,150	$4.51	$2.47	4.1 years	$10

The aggregate intrinsic value represents the difference between the Company’s closing stock price on March 31, 2019 of $2.56 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the three month periods ended March 31, 2019 and 2018 was $0.3 million.

As of March 31, 2019, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.

There were no restricted stock awards granted during the three month period ended March 31, 2019 and 2018.

NOTE 19. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.2 million and $46,000 of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three month period ended March 31, 2019 and 2018, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2018:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
March 7, 2019	March 29, 2019	$0.0650	$1,702
November 26, 2018	December 21, 2018	$0.0650	1,702
September 5, 2018	September 28, 2018	$0.0650	1,702
May 31, 2018	June 29, 2018	$0.0650	1,701
February 28, 2018	March 28, 2018	$0.0650	1,701

Based on the number of shares of Class A and Class B currently outstanding, we expect to pay total annual distributions of approximately $6.8 million during the year ended December 31, 2019.

NOTE 20. BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,830,222 and 1,443,087 shares of Class A common stock were outstanding at March 31, 2019 and 2018, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of March 31, 2019 and 2018 there were 7,195 and 133,352 dilutive shares, respectively.

NOTE 21. SEGMENT DATA

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

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury, which are reported as unallocated corporate expenses in our condensed consolidated statements of operations included in this quarterly report on Form 10-Q. We also exclude costs such as amortization, depreciation, taxes and interest expense.

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

Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 13 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets.

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

Digital Media

Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network (“SWN”) websites include Christian content websites; BibleStudyTools.com, Crosswalk.com®, GodVine.com, iBelieve.com, GodTube®.com, OnePlace™.com, Christianity.com, GodUpdates.com, CrossCards™.com, ChristianHeadlines.com, LightSource.com, AllCreated.com, ChristianRadio.com, CCMmagazine.com, SingingNews®.com and SouthernGospel.com and our conservative opinion websites; collectively known as Townhall Media, include Townhall.com®, HotAir™.com, Twitchy®.com, RedState®.com, BearingArms.com, and ConservativeRadio.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including SermonSearch™.com, ChurchStaffing.com, WorshipHouseMedia.com, SermonSpice™.com, WorshipHouseKids.com, Preaching.com, ChristianJobs.com and Youthworker.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders. E-commerce also included Newport Natural Health, a seller of nutritional supplements through the date of sale on March 21, 2019.

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

The table below presents financial information for each operating segment as of March 31, 2019 and 2018 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2019
Net revenue	$46,093	$10,240	$4,136	$—	$60,469
Operating expenses	36,449	8,058	4,822	3,871	53,200

Net operating income (loss) before depreciation, amortization and net (gain) loss on the disposition of assets	$9,644	$2,182	$(686)	$(3,871)	$7,269

Depreciation	1,860	774	116	183	2,933
Amortization	9	1,075	212	—	1,296
Net (gain) loss on the disposition of assets	3,783	239	—	2	4,024

Net operating income (loss)	$3,992	$94	$(1,014)	$(4,056)	$(984)

Three Months Ended March 31, 2018
Net revenue	$48,050	$10,394	$5,351	$—	$63,795
Operating expenses	35,750	8,374	5,587	3,921	53,632

Net operating income (loss) before depreciation, amortization and net (gain) loss on the disposition of assets	$12,300	$2,020	$(236)	$(3,921)	$10,163

Depreciation	1,858	802	131	218	3,009
Amortization	10	1,225	243	—	1,478
Net (gain) loss on the disposition of assets	5	—	—	—	5

Net operating income (loss)	$10,427	$(7)	$(610)	$(4,139)	$5,671

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2019
Inventories, net	$—	$—	$533	$—	$533
Property and equipment, net	80,505	6,093	866	8,082	95,546
Broadcast licenses	372,025	—	—	—	372,025
Goodwill	2,957	21,592	1,888	8	26,445
Other indefinite-lived intangible assets	—	—	277	—	277
Amortizable intangible assets, net	295	7,533	1,809	2	9,639
As of December 31, 2018
Inventories, net	$—	$290	$387	$—	$677
Property and equipment, net	81,269	6,184	933	7,958	96,344
Broadcast licenses	376,316	—	—	—	376,316
Goodwill	2,960	21,933	1,888	8	26,789
Other indefinite-lived intangible assets	—	—	277	—	277
Amortizable intangible assets, net	303	8,937	2,021	3	11,264

NOTE 22. SUBSEQUENT EVENTS

At the annual meeting of the Company held on May 8, 2019, the company’s stockholders approved a revision to the Plan increasing the number of shares authorized under the Plan by 3,000,000. As a result, a maximum of 8,000,000 shares are authorized under the Plan.

On April 29, 2019, we entered an agreement to exchange FM Translator W276CR, in Bradenton, FL with FM Translator W262CP in Bayonet Point, FL. No cash will be exchanged for the assets.

On April 3, 2019, we entered a TBA effective April 12, 2019, under which radio station WSPZ-AM in Washington DC, is operated by the buyer pending the closing of the sale of the station.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-Q and our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Our Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Consolidated Financial Statements on Form 10-Q for details of each of these transactions.

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

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets, our national networks and our national sales firms including Salem Surround. Revenues generated from our radio stations, networks and sales firms are reported as broadcast media revenue in our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange air time or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter air time or digital campaign in favor of customers who purchase the air time or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the three months ended March 31, 2019, 97% of our broadcast revenue was sold for cash as compared to 96% during the same period of the prior year.

Broadcast operating expenses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease cost and utilities, (iii) marketing and promotional expenses, (iv) production and programming expenses, and (v) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities.

Digital Media

Web-based and digital content continues to be a focus of future development. Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Revenues generated this segment are reported as digital media revenue in our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q.

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

Digital media operating expenses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease costs and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with e-commerce sites.

Publishing

Our publishing operations include book publishing through Regnery® Publishing, a print magazine and our self-publishing services. Revenues generated from this segment are reported as publishing revenue in our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q.

Publishing revenue is impacted by the retail price of books and e-books sold, the number of books and e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are published. Regnery® Publishing revenue is impacted by elections as it generates higher levels of interest and demand for publications containing conservative and political based opinions.

Publishing operating expenses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease costs and utilities, (iii) marketing and promotional expenses; and (iv) cost of goods sold that includes printing and production costs, fulfillment costs, author royalties and inventory reserves.

Known Trends and Uncertainties

We believe that broadcast revenue growth remains challenged due to several factors, including increasing competition from other forms of content distribution and time spent listening by audio streaming services, podcasts and satellite radio. This increase in competition and mix of radio listening time may lead advertisers to conclude that the effectiveness of radio has diminished. To minimize the impact of these factors, we continue to enhance our digital assets to complement our broadcast content. The increase use of voice activated platforms, or smart speakers, that provide audiences with the ability to access AM and FM radio stations show increased potential for broadcasters to reach audiences.

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 14.3% and 20.4%, respectively, of our net broadcast advertising revenue for the three month period ended March 31, 2019.

Revenues from print magazines, including advertising revenue and subscription revenues, are challenged due to lower demand from the audiences that increasingly use other mediums that deliver comparable information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Because digital media has been a growth area for us, decreases in digital revenue streams could adversely affect our operating results, financial condition and results of operations. Digital revenue is impacted by the nature and delivery of page views. We have experienced a shift in the number of page views from desktop devices to mobile devices. While mobile page views have increased dramatically, they carry a lower number of advertisements per page which are generally sold at lower rates. Digital media revenue is impacted by page views and the number of advertisements per page. Declines in desktop page views negatively impact revenue as mobile devices carry lower rates and less advertisement per page. To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs.

We may from time to time, depending on market conditions and prices, seek to renew or renegotiate lease terms under a “blend and extend” option that we believe provides us with favorable lease terms over an extended period from five to twenty years. As lease expense is recorded on a straight-line basis over the lease term, we expect our lease expense to increase by approximately $0.6 million per annum as compared to prior periods. Actual cash payments for leased properties are expected to remain consistent with annual increases of generally up to 3% or a percentage of the Consumer Price Index.

Key Financial Performance Indicators – Same-Station Definition

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

We define EBITDA as net income before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA before gains or losses on the sale or disposition of assets, before changes in the estimated fair value of contingent earn-out consideration, before gains on bargain purchases, before the change in fair value of interest rate swaps, before impairments, before net miscellaneous income and expenses, before (gain) loss on early retirement of debt, before (gain) loss from discontinued operations and before non-cash compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP and should be viewed as a supplement to and not a substitute for or superior to our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.

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

	Three Months Ended March 31,
	2018	2019
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$48,050	$46,093
Net broadcast revenue – acquisitions	(162)	(173)
Net broadcast revenue – dispositions	(656)	(25)
Net broadcast revenue – format change	(388)	(419)

Same Station net broadcast revenue	$46,844	$45,476

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$35,750	$36,449
Broadcast operating expenses – acquisitions	(271)	(269)
Broadcast operating expenses – dispositions	(756)	6
Broadcast operating expenses – format change	(647)	(582)

Same Station broadcast operating expenses	$34,076	$35,604

Reconciliation of Operating Income (Loss) to Same Station Operating Income
Station Operating Income	$12,300	$9,644
Station operating loss –acquisitions	109	96
Station operating (income) loss – dispositions	100	(31)
Station operating loss – format change	259	163

Same Station – Station Operating Income	$12,768	$9,872

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2018	2019
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net broadcast revenue	$48,050	$46,093
Less broadcast operating expenses	(35,750)	(36,449)

Station Operating Income	$12,300	$9,644

Net digital media revenue	$10,394	$10,240
Less digital media operating expenses	(8,374)	(8,058)

Digital Media Operating Income	$2,020	$2,182

Net publishing revenue	$5,351	$4,136
Less publishing operating expenses	(5,587)	(4,822)

Publishing Operating Loss	$(236)	$(686)

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2018	2019
	(Dollars in thousands)
Reconciliation of Net Income to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income	$828	$322
Plus provision for (benefit from) income taxes	402	(5,303)
Plus net miscellaneous income and (expenses)	(75)	(1)
Plus gain on early retirement of long-term debt	—	(426)
Plus interest expense, net of capitalized interest	4,518	4,425
Less interest income	(2)	(1)

Net operating income (loss)	$5,671	$(984)

Plus net (gain) loss on the disposition of assets	5	4,024
Plus depreciation and amortization	4,487	4,229

Plus unallocated corporate expenses	3,921	3,871

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$14,084	$11,140

Station Operating Income	$12,300	$9,644
Digital Media Operating Income	2,020	2,182
Publishing Operating Loss	(236)	(686)

	$14,084	$11,140

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2018	2019
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income	$828	$322
Plus interest expense, net of capitalized interest	4,518	4,425
Plus provision for (benefit from) income taxes	402	(5,303)
Plus depreciation and amortization	4,487	4,229
Less interest income	(2)	(1)

EBITDA	$10,233	$3,672

Plus net (gain) loss on the disposition of assets	5	4,024
Plus net miscellaneous (income) and expenses	(75)	(1)
Plus gain on early retirement of long-term debt	—	(426)
Plus non-cash stock-based compensation	46	176
Plus ASC 842 lease adoption	—	171

Adjusted EBITDA	$10,209	$7,616

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following factors affected our results of operations and cash flows for the three months ended March 31, 2019 as compared to the same period of the prior year:

Financing

Based on the then existing market conditions, we completed repurchases of the Notes at amounts less than face value as follows during the three months ended March 31, 2019:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
March 28, 2019	$2,000	$1,830	91.50%	$37	$134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35

	$6,670	$6,123

Acquisitions, Divestitures and Other Transactions

•

On March 21, 2019, we sold Newport Natural Health for $0.9 million in cash. We recognized a pre-tax gain of $0.1 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs.

•	On March 18, 2019, we acquired the pjmedia.com website for $0.1 million in cash.

•

On March 19, 2019, we entered into an agreement to sell radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million. We recognized an estimated pre-tax loss of $3.8 million as of March 31, 2019, based on the probability of the sale, which reflects the sales price as compared to the carrying value of the radio station assets and the estimated closing costs. The sale is expected to close in the second quarter of 2019.

•

On February 28, 2019, we sold Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets. We received no cash from the buyer who assumed all deferred subscription liabilities for Mike Turner’s investment products. We recognized a pre-tax loss of $0.2 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs.

•

On February 27, 2019, we sold HumanEvents.com, for $0.3 million in cash. We recognized a pre-tax loss of $0.2 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs.

Net Broadcast Revenue

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$48,050	$46,093	$(1,957)	(4.1)%	75.3%	76.2%
Same Station Net Broadcast Revenue	$46,844	$45,476	$(1,368)	(2.9)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2018		2019
	(Dollars in thousands)
Block Programming:
National	$12,406	25.8%	$12,233	26.5%
Local	8,374	17.4%	7,910	17.2%

	20,780	43.2%	20,143	43.7%
Broadcast Advertising:
National	4,133	8.6%	3,900	8.5%
Local	13,235	27.5%	12,062	26.2%

	17,368	36.1%	15,962	34.7%
Station Digital (local)	1,846	3.9%	2,824	6.1%
Infomercials	499	1.0%	390	0.8%
Network	4,610	9.6%	4,306	9.3%
Other Revenue	2,947	6.2%	2,468	5.4%

Net Broadcast Revenue	$48,050	100.0%	$46,093	100.0%

The net decline in block programming revenue of $0.6 million reflects a $0.4 million decline in local programming revenue and a $0.2 million decrease in national programming revenue. Declines in local programming revenue include $0.1 million previously generated from stations we no longer operate (KCRO-AM and KOTK-AM, in Omaha, Nebraska and KHTE-FM, in Little Rock, Arkansas) and the remainder due to cancellations that we believe are due to increased competition from other broadcasters. The decrease in national programming revenue includes a $0.1 million decrease from our Christian Teaching and Talk format radio stations impacted by the sale of KCRO-AM in Omaha, Nebraska and a $0.1 million decrease from our Business format radio stations that have increased restrictions on content to ensure compliance with securities rules and regulation.

Total advertising revenue, net of agency commissions, declined by $1.4 million, which includes a $0.4 million decrease in political advertising. Excluding political, net advertising revenue declined by $1.0 million due to declines in local advertising. Declines in local advertising, net of political, include a $0.4 million decline from our CCM format radio stations that were largely attributable to lower spot rates charged due to competition from other broadcasters that offer lower rates primarily in the Dallas and Los Angeles markets, a $0.3 million decline from our News Talk format radio stations and a $0.2 million decline from our Christian Teaching and Talk format radio stations. Additionally, $0.1 million of the decline resulted from the sale of radio station KGBI-FM in Omaha, Nebraska.

Station digital revenue, or digital revenue generated locally from our radio stations and networks, increased $1.0 million over the prior year due to the launch of Salem Surround during 2018. Salem Surround is our national multimedia digital advertising agency that offers digital marketing services to our customers. We continue to expand our digital product offerings to include social media campaigns, search engine optimization, retargeted advertising and other services to address the move of advertising dollars from broadcast to digital. There were no significant changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the same period of the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue declined by $0.3 million due to declines in national advertising revenue attributable to a change in network hosts effective January 1 of this year. The number of affiliates carrying network programming initially declined upon this change, but we have been growing the number of affiliates. With fewer affiliates, the rate we can charge advertisers is reduced.

Other revenue declined by $0.5 million due to a $0.3 million decrease in listener purchase program revenue due to lower demand from listeners to participate in sales incentives and discounts offered under vendor discount programs, a $0.2 million decrease in event revenue due to a reduction in the number of events held and a $0.1 million decrease in LMA fees associated with radio station WQVN-AM, Miami, Florida offset by a $0.1 million increase in broadcast tower lease revenue. Event revenue varies from period to period based on the nature and timing of the events, audience demand, and in some cases, the weather that can affect attendance.

On a Same Station basis, net broadcast revenue decreased $1.4 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,394	$10,240	$(154)	(1.5)%	16.3%	16.9%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended March 31,
	2018		2019
	(Dollars in thousands)
Digital Advertising, net	$5,440	52.3%	$5,317	51.9%
Digital Streaming	1,142	11.0	1,011	9.9
Digital Subscriptions	1,885	18.1	2,084	20.4
Digital Downloads	1,298	12.5	1,275	12.4
e-commerce	538	5.2	410	4.0
Other Revenues	91	0.9	143	1.4

Net Digital Media Revenue	$10,394	100.0%	$10,240	100.0%

Digital advertising revenue, net of agency commissions, decreased $0.1 million on a consolidated basis including a $0.3 million decline from our conservative opinion websites within Townhall Media that were offset by a $0.1 million increase from Salem Web Network and a net increase of $26,000 from Eagle Financial Publications due to a $46,000 increase from Traders Crux that was offset by a $20,000 decrease from Investing Channel. The decline at Townhall Media was largely attributable to loss of advertisers who moved spending to digital programmatic advertisers, specifically Facebook and Google, and an increase in advertisers deciding to cut or eliminate advertising on political content websites. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Acquisitions of mobile applications and digital media assets are discussed in Note 3 of our Condensed Consolidated Financial Statements. Mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop. As a result, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.1 million as compared to the same period of the prior year based on lower usage of content available on our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue increased by $0.2 million on a consolidated basis reflecting a $0.4 million increase from our August 2018 acquisition of Hilary Kramer financial newsletter which was offset by a $0.2 million decline in revenue from a reduction in the number of subscribers to other digital publications, including a 18% decline in the number of subscribers to Dr. Mark Skousen and a 33% decline in the number of subscribers James Woods.

Digital download revenue increased by $0.4 million due to our July 2018 acquisition of Childrens-Ministry-Deals.com which was offset by a $0.4 million decline in revenue generated from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. Revenue from our church product websites is impacted by the timing of the Easter holiday, which falls in the second quarter of 2019 as compared to generating $0.3 million of revenue in the first quarter of 2018. There were no significant changes in rates as compared to the same period of the prior year.

E-commerce revenue decreased by $0.1 million due to a 32% decrease in volume which was partially offset by a 2% increase in average price per unit sold. The decrease in the number of products sold was due to a reduction in the discounts offered during the period and a lower volume of new customers as compared to the prior year. On March 21, 2019, we sold Newport Natural Health, an e-commerce website operated by Eagle Wellness.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. We recognized revenue of $31,000 related to transfer services provided to the buyer of Newport Natural Health. SWN revenues increased $24,000 due to the acquisition of the Just1Word mobile application in August 2018. There were no changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$5,351	$4,136	$(1,215)	(22.7)%	8.4%	6.8%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended March 31,
	2018		2019
	(Dollars in thousands)
Book Sales	$3,916	73.2%	$2,762	66.8%
Estimated Sales Returns & Allowances	(1,024)	(19.1)	(921)	(22.3)
E-Book Sales	344	6.4	162	3.9
Self-Publishing Fees	1,427	26.6	1,477	35.7
Print Magazine Subscriptions	251	4.7	201	4.9
Print Magazine Advertisements	135	2.5	135	3.3
Digital Advertising	110	2.1	85	2.0
Other Revenue	192	3.6	235	5.7

Net Publishing Revenue	$5,351	100.0%	$4,136	100.0%

On a consolidated basis, book sales declined by $1.2 million of which $0.9 million was from Regnery® Publishing and $0.2 million was from Salem Author Services. The $0.2 million decrease in Salem Author Service book sales was due to a reduction in the number of new authors obtained, the number of books sold and the phase-out of operations for BookPrinting.com, a small printing-only division of Hillcrest Media, for which our operating margins did not meet our expectations. Regnery® Publishing book sales decreased 34% in volume with no change in the average price per unit sold. We recognized a decrease of $0.1 million or 10% in the estimated sales returns and allowances based on the lower volume of print book sales. Book sales through Regnery® Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Regnery® Publishing e-book sales decreased $0.2 million due to a decrease of 14% in the average price per unit sold due to sales incentives offered and 20% decrease in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees increased $0.1 million due to an increase in sales volume from Xulon Press™. Self-publishing fees charged to authors were comparable with the same period of the prior year.

Declines in print magazine subscription declined due to lower demand and distribution levels resulted in corresponding declines in advertising revenues.

Print magazine advertisements was consistent with the same period of the prior year with no notable changes in volume or rates.

Declines in digital adverting revenue were primarily due to the discontinuation of the Conservative Book Club website operated by Regnery® Publishing which was partially offset by increases in digital advertising from the History on the Net website. Sales volume and rates were comparable to the same period of the prior year.

Other revenue includes change fees, video trailers, public-relation services and website revenues. Regnery® Publishing recognized an increase of $61,000 in other revenues from royalties. There were no changes in volume or rates as comparted to the same period of the prior year.

Broadcast Operating Expenses

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$35,750	$36,449	$699	2.0%	56.0%	60.3%
Same Station Broadcast Operating Expenses	$34,076	$35,604	$1,528	4.5%

Broadcast operating expenses increased by $0.7 million including a $0.4 million increase in costs associated with Salem Surround, a $0.4 million increase in lease expense including a $0.2 million increase from lease renewals, a $0.2 million increase in bad debt expense, a $0.1 million increase in employee-related expenses from higher per-employee costs of salary, hourly wages and benefits, and a $0.1 million increase in production and programming expenses, that was offset by a $0.2 million decline in non-lease facility related costs, a $0.1 million decrease in acquisition-related expenses, a $0.1 million decrease in professional services and a $0.1 million decrease in advertising expenses.

On a same-station basis, broadcast operating expenses increased by $1.5 million. This increase reflects these expenses net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,374	$8,058	$(316)	(3.8)%	13.1%	13.3%

Digital media operating expense declined by $0.3 million due to a $0.2 million decrease in costs of sales consistent with lower revenues, a $0.1 million decrease in streaming and hosting fees, a $0.1 million decrease in royalties and a $0.1 million decrease in facility-related expenses, that was partially offset by a $0.1 million increase in software fees, a $0.1 million increase sales-based commissions and incentives and a $0.1 million increase in professional services.

Publishing Operating Expenses

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,587	$4,822	$(765)	(13.7)%	8.8%	8.0%

Publishing operating expenses declined by $0.8 million of which $0.6 million was due to a reduction in the consolidated cost of goods sold. Cost of goods sold includes a $0.5 million decrease from a lower sales volume for Regnery® Publishing and a $0.1 million decrease from a lower sales volume for Salem Author Services. The gross profit margin for Regnery® Publishing was 59% for the three months ended March 31, 2019 as compared to 53% for the same period of the prior year as declines in sales volume resulted in comparable savings in material costs. Regnery® Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was 68% for the three months ended March 31, 2019, as compared to 66% for the same period of the prior year due to lower print costs based on sales volume. Additionally, there was a $0.1 million decline in payroll-related expenses due to reductions in headcount and a $36,000 decline in advertising and promotion expenses.

Unallocated Corporate Expenses

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,921	$3,871	$(50)	(1.3)%	6.1%	6.4%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The decrease of $0.1 million includes a $0.2 million decrease in professional services offset by a $0.1 million increase in non-cash stock-based compensation.

Depreciation Expense

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,009	$2,933	$(76)	(2.5)%	4.7%	4.9%

Depreciation expense decreased $0.1 million compared to the same period of the prior year. The decrease reflects the higher depreciation expense recognized in 2018 related to data processing equipment and computer software that are depreciated over a shorter estimated useful lives than other assets and fully depreciated at the end of 2018. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,478	$1,296	$(182)	(12.3)%	2.3%	2.1%

Amortization expense decreased by $0.2 million compared to the same period of the prior year. Decreases in amortization expense reflect fully amortized domain names, customer lists and contracts and subscriber base lists that have estimated useful lives of from one to five years. These items were fully amortized at or near the beginning of the 2019 calendar year resulting in lower amortization expense for this year. This was offset by acquisitions, including Childrens-Ministry-Deals.com in July 2018 and Hilary Kramer in August 2018. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$5	$4,024	$4,019	80,380.0%	—%	6.7%

The net (gain) loss on the disposition of assets of $4.0 million for the three month period ending March 31, 2019 includes a $3.8 million estimated loss on the sale of radio station WSPZ-AM in Washington, D.C., a $0.2 million pre-tax loss on the sale Mike Turner’s line of investment products, a $0.2 million pre-tax loss on the sale of HumanEvents.com offset by a $0.1 million pre-tax gain on the sale of Newport Natural Health.

The net (gain) loss on the disposition of assets for the three month period ending March 31, 2018, represents various fixed asset disposals.

Other Income (Expense)

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$2	$1	$(1)	(50.0)%	—%	—%
Interest Expense	(4,518)	(4,425)	93	(2.1)%	(7.1)%	(7.3)%
Gain on Early Retirement of Long-Term Debt	—	426	426	100.0%	—%	0.7%
Net Miscellaneous Income and (Expenses)	75	1	(74)	(98.7)%	0.1%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The increase of $0.1 million reflects the balance of the Notes, ABL and finance lease obligations outstanding during the period ending March 31, 2019. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges.

The gain on the early retirement of long-term debt reflects $6.7 million of repurchases of the Notes at prices below face value resulting in a pre-tax gain of $0.4 million.

Net miscellaneous income and expenses includes miscellaneous receipts including usage fees for real estate properties.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$402	$(5,303)	$(5,705)	(1,419.2)%	0.6%	(8.8)%

We recognized a tax benefit of $5.3 million for the three months ended March 31, 2019 compared to a provision for income taxes of $0.4 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 106.5% for the three months ended March 31, 2019 compared to 32.7% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards. State income tax provision is an accumulation of applicable state income taxes calculated in accordance with each state tax laws; and it amounts to 62.4% of the effective tax rate of 106.5%. Additionally, certain expenses are not deductible for income tax purposes; and they represent 25.5% of the effective tax rate of 106.5%

Net Income

	Three Months Ended March 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$828	$322	$(506)	(61.1)%	1.3%	0.5%

Net income decreased by $0.5 million to $0.3 million for the three months ended March 31, 2019 compared to $0.8 million during the same period of the prior year as described above.

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

Significant areas for which management uses estimates include:

•	revenue recognition,

•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;

•	probabilities associated with the potential for contingent earn-out consideration;

•	fair value measurements;

•	contingency reserves;

•	allowance for doubtful accounts;

•	sales returns and allowances;

•	barter transactions;

•	inventory reserves;

•	reserves for royalty advances;

•	fair value of equity awards;

•	self-insurance reserves;

•	estimated lives for tangible and intangible assets;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting Right-Of-Use (“ROU”) assets and lease liabilities,

•	determining the Incremental Borrowing Rate (“IBR”) for calculating ROU assets and lease liabilities

•	income tax valuation allowances; and

•	uncertain tax positions

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

We make significant estimates related to variable consideration at the point of sale, including estimates for refunds and product returns. Under ASC Topic 606, estimates of variable consideration are to be recognized before contingencies are resolved in certain circumstances, including when it is probable that a significant reversal in the amount of any estimated cumulative revenue will not occur.

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

Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 65% of our total assets at March 31, 2019 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures as Level 3 inputs discussed in Note 15 of our Financial Statements and Supplementary Data.

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

Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurements includes inputs that are Level 3 measurement as discussed in Note 15 in the notes of our Condensed Consolidated Financial Statements contained in Part 1 in this quarterly report on Form 10-Q.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. There were no changes in our estimates during the three month period ended March 31, 2019. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 4 – Contingent Earn-Out Consideration in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 15 in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

Inventory Reserves

Inventories consist of finished goods, including published books and wellness products. Inventory is recorded at the lower of cost or net realizable value as determined on a First-In First-Out cost method. We reviewed historical data associated with book and wellness product inventories held by Regnery® Publishing and our e-commerce wellness entities, as well as our own experiences to estimate the fair value of inventory on hand. Our analysis includes a review of actual sales returns, our allowances, royalty reserves, overall economic conditions and product demand. We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.7 million and $0.8 million at March 31, 2019 and December 31, 2018, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

Lease

We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) issued under ASU 2016-02 on January 1, 2019. Under ASC 842, we consider all relevant facts and circumstances, to determine whether a contract is or contains a lease at inception. Our analysis includes whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. This consideration involves judgment with respect to whether we have the right to obtain substantially all of the economic benefits from the use of the identified asset and whether we have has the right to direct the use of the identified asset.

Lease Term – Impact on Right-of-Use Assets and Lease Liabilities

The lease term can materially impact the value of the Right-of-Use (“ROU”) assets and lease liabilities recorded on our balance sheet as required under ASC 842. We calculate the term for each lease agreement to include the noncancellable period specified in the agreement together with (1) the periods covered by options to extend the lease if we are reasonably certain to exercise that option, (2) periods covered by an option to terminate if we are reasonably certain not to exercise that option and (3) period covered by an option to extend (or not terminate) if controlled by the lessor. The assessment of whether we are reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors and market-based factors. These factors, detailed below, are evaluated based on the facts and circumstances at the time we enter a lease agreement.

Contract-Based Factors:

•	The existence of a bargain renewal option

•	The existence of contingent or variable payments

•	The nature and terms of renewal or termination options

•	The costs the lessee would incur to restore the asset before returning it to the lessor

Asset-Based Factors:

•	The existence of significant lessee-installed leasehold improvements that would still have economic value when the option becomes exercisable

•	The physical location of the asset

•	The costs that would be incurred to replace or find an alternative asset

Entity-Based Factors:

•	Historical practice

•	Management’s intent

•	Common industry practice

•	The financial impact on the entity of extending or terminating the lease

•	The importance of the leased asset to the entity’s operations

Market-Based Factors:

•	Market rental or purchase rates for comparable assets

•	Potential implications of local regulations and statutory requirements

We have not modified our estimate methodology since adopting ASC 842 on January 1, 2019.

Incremental Borrowing Rate

The ROU asset and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s Incremental Borrowing Rate (“IBR”). IBR is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

We performed an analysis as of January 1, 2019 to estimate the IBR applicable to Salem upon transition to ASC 842. Our analysis required the use of significant judgement and estimates, including the estimated value of the underlying leased asset, and the following available evidence:

The credit history of Salem Media Group

Our most recent credit facility consisted of 6.75% Senior Secured Notes and an ABL revolver. As of each month end, the weighted average interest rate on outstanding debt was calculated. The weighted average interest rate on the outstanding debt ranged from a low of 2.97% for the ABL to a high of 6.75% for the Notes. On a combined basis, the weighted average interest rate for the ABL and the Notes ranged from 99 to 257 basis points above prime.

Based on market conditions and prevailing interest rates in 2018 that were higher than our Notes, we completed various open-market repurchases of the Notes at prices below face value. At December 31, 2018, the Notes were trading at 91.5% of the face value.

The credit worthiness of Salem Media Group

At January 1, 2019, our Moody’s rating was “B2,” consistent with the last ten years. A B2 credit rating is considered speculative in nature and subject to high credit risk.

Class of the underlying asset and the remaining term of the arrangement

We elected to use a portfolio approach applying a single IBR to leases with reasonably similar characteristics, including the remaining lease term, the underlying assets and the economic environment. As of the date of adoption, we grouped each lease according to the nature of leased asset and further grouped the items by the remaining lease term as of the date of adoption.

We have six main categories of leases:

Building

Equipment

Land

Other (Parking Facilities)

Tower

Vehicle

We considered vehicles to have a higher risk for collateral that is mitigated by the shorter term of the lease that would typically range from three to five years. We considered building and towers to have a higher risk based on (1) the longer lease term of up to thirty years and (2) a higher outstanding balance that is mitigated by the lower risk that the collateralized asset would lose significant value.

The debt incurred under the lease liability as compared to amounts that would be borrowed

We reviewed the cost to finance comparable amounts under our ABL and based on the current market environment as derived from available economic data.

We referred to the Bloomberg Single B Rated Communications Yield Curve (unsecured) and considered adjustments for industry risk factors and the estimated value of the underlying leased asset to be collateral for the debt incurred.

From this analysis, we developed a matrix to estimate the IBR for each major category of leases. We will review our IBR estimates on a quarterly basis and update as necessary. We have not modified our estimate methodology since adopting ASC 842 on January 1, 2019.

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

For financial reporting purposes, we recorded a valuation allowance of $5.4 million as of March 31, 2019 to offset the deferred tax assets related to the state net operating loss carryforwards.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the three months ended March 31, 2019, we did not recognize liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at March 31, 2019. Our evaluation was performed for all tax years that remain subject to examination, which range from 2014 through 2017. There is currently one tax examination in process. The City of New York began their audit of Salem’s 2013 and 2014 tax filings. We do not anticipate any material or significant results from the audit.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds have been operating cash flow, borrowings under credit facilities and proceeds from the sale of selected assets or businesses. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from these sources. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have assessed the current and expected economic outlook and our current and expected needs for funds and we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months, including our working capital deficit at March 31, 2019.

Generally, we keep the balance of cash and cash equivalents low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents decreased to $4,000 as of March 31, 2019 as compared to $0.1 million at December 31, 2018. Working capital decreased $17.4 million to $(26.6 million) at March 31, 2019 compared to ($9.2 million) at December 31, 2018 due to the recognition of ROU assets of $9.5 million, the derecognition of prepaid rent of $1.1 million, a decrease in trade account receivables of $2.6 million, an increase in accounts payable of $3.0 million and a $3.8 million increase in accrued interest associated with the bi-annual payments due on the Notes, that was partially offset with a $3.7 million decrease in the outstanding balance on the ABL.

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

Net cash provided by operating activities during the three month period ended March 31, 2019 decreased by $3.9 million to $9.0 million compared to $12.9 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Total net revenue declined by $3.3 million,

•	Operating expenses exclusive of depreciation, amortization and net gain (loss) on the disposition of assets, decreased by $0.4 million;

•	Trade accounts receivables, net of allowances, decreased by $2.6 million;

•	Unbilled revenue decreased $0.4 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, remained consistent at 59 days at March 31, 2019 and 2018;

•	Net accounts payable and accrued expenses increased $3.7 million to $23.6 million from $19.9 million as of the prior year including a $1.5 million increase in accrued compensation; and

•	Net inventories on hand decreased $0.1 million to $0.5 million at March 31, 2019 compared to an increase of $0.1 million to $0.8 million for the same period of the prior year.

Investing Cash Flows

Our primary source of investing cash inflows includes proceeds from the sale of assets or businesses. Investing cash outflows include cash payments made to acquire businesses, to acquire property and equipment and to acquire intangible assets such as domain names. While our focus continues to be on deleveraging the company, we remain committed to explore and pursue strategic acquisitions.

In recent years, we entered acquisition agreements that contain contingent earn-out arrangements that are payable in the future based on the achievement of predefined operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should these acquisitions not meet our operational expectations.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur additional capital expenditures of approximately $5.7 million during the remainder of 2019.

We plan to fund future purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities.

Net cash used in investing activities decreased from $2.4 million during the three month period ended March 31, 2018 to $1.4 million during the three month period ended March 31, 2019. The decrease in cash used for investing activities was the result of:

•

We received $1.3 million in cash from asset sales during the current period compared to a $0.5 million escrow receipt for the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida during the prior year;

•	We paid $0.1 million for acquisitions compared to no acquisition activity during the same period of the prior year; and

•	Cash paid for capital expenditures decreased $0.1 million to $2.4 million compared to $2.5 million during the same period of the prior year.

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

During the three month period ending March 31, 2019, the principal balances outstanding under the Notes and ABL Facility ranged from $244.4 million to $258.2 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

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

Net cash used in financing activities decreased $2.8 million to $7.7 million during the three month period ended March 31, 2019 from $10.5 million during the same period of the prior year. The decrease in cash used for financing activities includes:

•	A $3.6 million increase in the book overdraft to $3.8 million from $0.2 million of the prior year;

•	We used $6.1 million of cash to repurchase $6.7 million in face value of the 6.75% Senior Secured Notes; and

•	Net repayments on our ABL Facility were $3.6 million during the three months ended March 31, 2019 compared to $9.0 million during the same period of the prior year.

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

Based on the balance of the Notes currently outstanding, we are required to pay $15.7 million per year in interest on the Notes. As of March 31, 2019, accrued interest on the Notes was $5.2 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three month period ended March 31, 2019 and 2018, $0.2 million of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
March 28, 2019	$2,000	$1,830	91.50%	$37	$134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$23,100	$21,566

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three month period ended March 31, 2019 and 2018, $51,000 and $46,000, respectively, of debt issue costs associated with the Notes was amortized to interest expense. At March 31, 2019, the blended interest rate on amounts outstanding under the ABL Facility was 4.2%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2018	As of March 31, 2019
	(Dollars in thousands)
6.75% Senior Secured Notes	$238,570	$231,900
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(4,540)	(4,217)

6.75% Senior Secured Notes net carrying value	234,030	227,683

Asset-Based Revolving Credit Facility principal outstanding	19,660	16,000

Total long-term debt less unamortized debt issuance costs	253,690	243,683

Less current portion	(19,660)	(16,000)

Long-term debt less unamortized debt issuance costs, net of current portion	$234,030	$227,683

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2019:

•	$16.0 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$231.9 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

In anticipation of the expected phase-out of LIBOR in 2021, we are monitoring alternative indexes that may apply to our ABL Facility. The ABL Facility matures on May 19, 2022, providing the opportunity to enter a new credit arrangement with terms that are tied to alternative indexes.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2019 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2020	$16,000
2021	—
2022	—
2023	—
2024	—
Thereafter	231,900

$247,900

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

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 15.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies

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

Changes in Internal Control over Financial Reporting On January 1, 2019, we adopted the lease accounting guidance in ASC 842 described elsewhere in this report. The implementation of this guidance had a material impact on our balance sheet as of March 31, 2019. The impact on our results of operations and cash flows for the three months ended March 31, 2019 was not material.

During the quarter ended March 31, 2019, we implemented changes to our internal controls related to the implementation ASC 842 to provide reasonable assurance that we have properly applied the guidance in our financial statements. These changes included: (i) monitoring the adoption process and developing new disclosures required under the standard; (ii) performing an analysis of our leases; (iii) establishing policies and procedures to determine the incremental borrowing rate when an implicit rate cannot be readily determined and (iv) establishing internal controls surrounding the implementation and use of a new lease accounting system.to calculate Right-of-Use assets and lease liabilities.

As the implementation process continues, there may be additional changes in internal control over financial reporting. We will continue to evaluate the impact of any related changes to our internal control over financial reporting. Other than any changes in our internal control over financial reporting related to the implementation of the amended accounting guidance for leases, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three months ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.
May 10, 2019

By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)
May 10, 2019

By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)