Form 10-Q
period 2019-06-30
SALEM MEDIA GROUP, INC. /DE/
filed 2019-08-09
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 1, 2019
Common Stock, $0.01 par value per share	21,063,000 shares

Class B	Outstanding at August 1, 2019
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2018 (Note 1)	June 30, 2019 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117	$9
Trade accounts receivable (net of allowances of $9,732 in 2018 and $9,328 in 2019)	33,020	32,154
Unbilled revenue	2,513	2,158
Other receivables (net of allowances of $158 in 2018 and $4 in 2019)	806	876
Inventories (net of reserves of $994 in 2018 and $1,159 in 2019)	677	630
Prepaid expenses	6,504	5,383

Total current assets	43,637	41,210

Notes receivable (net of allowance of $733 in 2018 and $996 in 2019)	218	889
Property and equipment (net of accumulated depreciation of $170,756 in 2018 and $174,275 in 2019)	96,344	94,591
Operating lease right-of-use assets	—	61,581
Financing lease right-of-use assets	164	199
Broadcast licenses	376,316	372,325
Goodwill	26,789	26,445
Other indefinite-lived intangible assets	277	277
Amortizable intangible assets (net of accumulated amortization of $53,180 in 2018 and $53,402 in 2019)	11,264	9,061
Deferred financing costs	381	304
Other assets	3,638	4,177

Total assets	$559,028	$611,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,187	$5,736
Accrued expenses	10,104	8,647
Accrued compensation and related expenses	7,582	7,457
Accrued interest	1,375	1,341
Contract liabilities	11,537	10,437
Deferred rent income	108	110
Income taxes payable	267	299
Current portion of operating lease liabilities	—	9,651
Current portion of financing (capital) lease liabilities	58	69
Current portion of long-term debt	19,660	22,416

Total current liabilities	52,878	66,163

Long-term debt, less current portion	234,030	227,887
Operating lease liabilities, less current portion	—	59,991
Financing (capital) lease liabilities, less current portion	105	141
Deferred income taxes	35,272	34,726
Deferred rent expense, long term	9,382	—
Contract liabilities, long-term	1,379	1,366
Deferred rent income, less current	4,049	4,002
Other long-term liabilities	64	554

Total liabilities	337,159	394,830

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,950,066 and 23,339,327 issued and 20,632,416 and 21,021,677 outstanding at December 31, 2018 and June 30, 2019, respectively	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2018 and June 30, 2019	56	56
Additional paid-in capital	245,220	246,332
Accumulated earnings	10,372	3,620
Treasury stock, at cost (2,317,650 shares at December 31, 2018 and June 30, 2019)	(34,006)	(34,006)

Total stockholders’ equity	221,869	216,229

Total liabilities and stockholders’ equity	$559,028	$611,059

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net broadcast revenue	$50,563	$49,082	$98,613	$95,175
Net digital media revenue	10,260	9,960	20,654	20,200
Net publishing revenue	5,449	5,638	10,800	9,774

Total net revenue	66,272	64,680	130,067	125,149

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $574 and $536 for the three months ended June 30, 2018 and 2019, respectively, and $1,135 and $972 for the six months ended June 30, 2018 and 2019, respectively, paid to related parties)	37,243	37,707	72,993	74,156
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,397	7,648	16,771	15,706
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,522	5,773	11,109	10,595
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $94 and $60 for the three months ended June 30, 2018 and 2019, respectively, and $157 and $67 for the six months ended June 30, 2018 and 2019, respectively, paid to related parties)	4,030	4,332	7,951	8,203
Depreciation	3,035	2,852	6,044	5,785
Amortization	1,476	1,124	2,954	2,420
Change in the estimated fair value of contingent earn-out consideration	72	—	72	—
Net (gain) loss on the disposition of assets	5,154	(357)	5,159	3,667

Total operating expenses	64,929	59,079	123,053	120,532

Operating income	1,343	5,601	7,014	4,617
Other income (expense):
Interest income	—	—	2	1
Interest expense	(4,754)	(4,371)	(9,272)	(8,796)
Gain on early retirement of long-term debt	234	—	234	426
Net miscellaneous income and (expenses)	(88)	18	(13)	19

Net income (loss) before income taxes	(3,265)	1,248	(2,035)	(3,733)
Provision for (benefit from) income taxes	(1,098)	4,892	(696)	(411)

Net loss	$(2,167)	$(3,644)	$(1,339)	$(3,322)

Basic loss per share data:
Basic loss per share	$(0.08)	$(0.14)	$(0.05)	$(0.13)
Diluted loss per share data:
Diluted loss per share	$(0.08)	$(0.14)	$(0.05)	$(0.13)
Basic weighted average shares outstanding	26,177,247	26,525,564	26,174,393	26,355,838

Diluted weighted average shares outstanding	26,177,247	26,525,564	26,174,393	26,355,838

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Earnings	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2018	22,950,066	$227	5,553,696	$56	$245,220	$10,372	$(34,006)	$221,869
Stock-based compensation	—	—	—	—	176	—	—	176
Cash distributions	—	—	—	—	—	(1,702)	—	(1,702)
Net income	—	—	—	—	—	322	—	322

Stockholders’ equity, March 31, 2019	22,950,066	$227	5,553,696	$56	$245,396	$8,992	$(34,006)	$220,665

Distributions per share	$0.065		$0.065

Stock-based compensation	—	—	—	—	936	—	—	936
Options exercised	200	—	—	—	—	—	—	—
Lapse of restricted shares	389,061	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	(1,728)	—	(1,728)
Net (loss)	—	—	—	—	—	(3,644)	—	(3,644)

Stockholders’ equity, June 30, 2019	23,339,327	$227	5,553,696	$56	$246,332	$3,620	$(34,006)	$216,229

Distributions per share	$0.065		$0.065

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Earnings	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2017	22,932,451	$227	5,553,696	$56	$244,634	$20,370	$(34,006)	$231,281
Stock-based compensation	—	—	—	—	46	—	—	46
Options exercised	8,125	—	—	—	19	—	—	19
Cash distributions	—	—	—	—	—	(1,701)	—	(1,701)
Net income	—	—	—	—	—	828	—	828

Stockholders’ equity, March 31, 2018	22,940,576	$227	5,553,696	$56	$244,699	$19,497	$(34,006)	$230,473

Distributions per share	$0.065		$0.065

Stock-based compensation	—	—	—	—	126	—	—	126
Options exercised	625	—	—	—	2	—	—	2
Cash distributions	—	—	—	—	—	(1,701)	—	(1,701)
Net (loss)	—	—	—	—	—	(2,167)	—	(2,167)

Stockholders’ equity, June 30, 2018	22,941,201	$227	5,553,696	$56	$244,827	$15,629	$(34,006)	$226,733

Distributions per share	$0.065		$0.065

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2019
OPERATING ACTIVITIES
Net loss	$(1,339)	$(3,322)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	172	1,112
Depreciation and amortization	8,998	8,205
Amortization of deferred financing costs	587	513
Non-cash lease expense	—	4,448
Accretion of acquisition-related deferred payments and contingent consideration	18	2
Provision for bad debts	796	737
Deferred income taxes	(812)	(546)
Change in the estimated fair value of contingent earn-out consideration	72	—
Gain on early retirement of long-term debt	(234)	(426)
Net (gain) loss on the disposition of assets	5,159	3,667
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(1,099)	3
Inventories	(223)	(353)
Prepaid expenses and other current assets	(383)	1,078
Accounts payable and accrued expenses	488	(459)
Deferred rent expense	(120)	—
Operating lease liabilities	—	(5,765)
Contract liabilities	(1,970)	(1,081)
Deferred rent income	(46)	(84)
Other liabilities	(13)	—
Income taxes payable	20	32

Net cash provided by operating activities	10,071	7,761

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(4,680)	(4,697)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(7)	—
Escrow deposits paid related to acquisitions	(185)	—
Escrow deposits received related to radio station sale	2,045	—
Purchases of broadcast assets and radio stations	(1,100)	—
Purchases of digital media businesses and assets	(70)	(650)
Proceeds from sale of assets	1,791	2,872
Other	(399)	(728)

Net cash used in investing activities	(2,605)	(3,203)

FINANCING ACTIVITIES
Payments to repurchase 6.75% Senior Secured Notes	(9,550)	(6,123)
Proceeds from borrowings under ABL Facility	69,277	54,295
Payments on ABL Facility	(66,374)	(51,539)
Refund (payments) of debt issuance costs	21	(30)
Proceeds from the exercise of stock options	21	—
Payments of deferred installments due from acquisition activity	(15)	—
Payments on financing lease liabilities	(59)	(43)
Payment of cash distribution on common stock	(3,402)	(3,430)
Book overdraft	2,621	2,204

Net cash used in financing activities	(7,460)	(4,666)

Net increase (decrease) in cash and cash equivalents	6	(108)
Cash and cash equivalents at beginning of year	3	117

Cash and cash equivalents at end of period	$9	$9

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$8,632	$8,312
Cash paid for interest on finance lease liabilities	$18	$5
Cash paid for income taxes	$95	$103
Other supplemental disclosures of cash flow information:
Barter revenue	$3,631	$2,730
Barter expense	$2,755	$2,469
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$7	$—
Right-of-use assets acquired through operating leases	$—	$1,064
Right-of-use assets acquired through financing leases	$56	$2
Non-cash capital expenditures for property & equipment acquired under trade agreements	$9	$—

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

The accompanying Condensed Consolidated Financial Statements of Salem include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Information with respect to the three and six months ended June 30, 2019 and 2018 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2018. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

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

Step 2 – Test for Recoverability

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

Step 3 – Measurement of an Impairment Loss

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

There were no indications of impairment during the period ended June 30, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which is also effective with the adoption of ASU 2016-13. We plan to adopt this ASU on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

NOTE 3. RECENT TRANSACTIONS

During the six month period ended June 30, 2019, we completed or entered into the following transactions:

Debt Transactions

Based on the then existing market conditions, we completed repurchases of the Notes at amounts less than face value as follows during the six months ended June 30, 2019:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
March 28, 2019	$2,000	$1,830	91.50%	$37	$134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35

	$6,670	$6,123		$122	$426

Equity Transactions

Based upon their current assessment of our business, our Board of Directors’ declared equity distributions as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
May 14, 2019	June 14, 2019	June 28, 2019	$0.0650	$1,728
March 7, 2019	March 19, 2019	March 29, 2019	0.0650	1,702

				$3,430

Acquisitions

On June 6, 2019, we acquired the InvestmentHouse.com website and the related financial newsletter assets and deferred subscription liabilities for $0.6 million in cash. As part of the purchase agreement, we may pay an additional incentive payment equal to 10% of revenue earned in excess of a predetermined amount during the incentive period ending May 31, 2020. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of InvestmentHouse.com to achieve revenue in excess of the targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $2,500, which approximated the present value based on the earn-out period of less than twelve months.

On March 18, 2019, we acquired the pjmedia.com website for $0.1 million in cash.

A summary of our business acquisitions and asset purchases during the six months ended June 30, 2019, none of which were individually or in the aggregate material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
June 6, 2019	InvestmentHouse.com (business acquisition)	$553
March 18, 2019	pjmedia.com (asset acquisition)	100

		$653

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $24,000 during the six month period ended June 30, 2019 compared to $0.1 million during the same period of the prior year, which are included in unallocated corporate expenses in the accompanying Condensed Consolidated Statements of Operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 15 - Fair Value Measurements.

The following table summarizes the total acquisition consideration for the six month period ended June 30, 2019:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$650
Present value of estimated fair value of contingent earn-out consideration	3

Total purchase price consideration	$653

The fair value of the net assets acquired was allocated as follows:

		Net Digital
		Assets Acquired
		(Dollars in thousands)
Assets
	Property and equipment	$26
	Customer lists and contracts	185
	Domain and brand names	44
	Subscriber base and lists	416

		$671

Liabilities
	Contract liabilities, short-term	(18)

		$653

Divestitures

On June 27, 2019, we sold a portion of land on our transmitter site in Miami, Florida, for $0.9 million in cash. We recognized a pre-tax gain of $0.4 million reflecting the sales price as compared to the carrying value of the land.

On May 14, 2019, we sold radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million in cash. The buyer began programming the station under a Time Brokerage Agreement (“TBA”) on April 12, 2019. We recorded an estimated pre-tax loss of $3.8 million on March 19, 2019, based on our plan to sell the station and the probability of the sale, which reflected the sales price as compared to the carrying value of the radio station assets and the estimated closing costs. We recorded an additional loss of $32,000 upon closing based on the actual closing costs incurred. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of TBA date from the broadcast operating segment.

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

Other Transactions

On April 30, 2018, we ceased programming radio station KHTE-FM, in Little Rock, Arkansas. We programmed the station under a TBA beginning on April 1, 2015. We had the option to acquire the station for $1.2 million in cash during the TBA period. We paid the licensee a $0.1 million fee for not exercising our purchase option for the station. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this station during the TBA period within the broadcast operating segment.

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

On April 26, 2018, we entered an agreement to exchange radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. No cash will be exchanged for the assets. We are currently operating radio station KPAM-AM under an LMA as described above. The exchange transaction is subject to the approval of the FCC and is expected to close in the second half of 2019.

On January 3, 2017, Word Broadcasting began operating our Louisville radio stations (WFIA-AM; WFIA-FM; WGTK-AM) under a twenty-four month TBA. We received $0.5 million in cash associated with an option for Word Broadcasting Network to acquire the radio stations during the term. In December 2018, Word Broadcasting notified us of their intent to purchase our Louisville radio stations. The TBA contained an extension clause that allowed Word Broadcasting to continue operating the station until the purchase agreement was executed and the transaction closed. On June 28, 2019, the TBA was amended to include an additional 24 months under which Word Broadcasting will program the radio stations with the option to acquire the stations extended to December 31, 2020.

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

InvestmentHouse.com

We acquired the InvestmentHouse.com website and the related financial newsletter assets and deferred subscription liabilities on June 6, 2019. We paid $0.6 million in cash upon closing and may pay an additional incentive payment equal to 10% of revenue earned in excess of a predetermined amount during the incentive period ending May 31, 2020. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of InvestmentHouse.com to achieve revenue in excess of the targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $2,500, which approximated the present value based on the earn-out period of less than twelve months.

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

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the six month period ended June 30, 2019.

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

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. We recorded an increase of $4,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for the period ended December 31, 2018. There were no changes in our estimates of the fair value of the contingent earn-out consideration as of the six month period ended June 30, 2019.

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

Contract Assets

Contract Assets - Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At June 30, 2019, our prepaid commission expense was $0.7 million.

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

Significant changes in our contract liabilities balances during the period are as follows:

	Short-Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2019	$11,537	$1,379
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(4,254)	—
Additional amounts recognized during the period	9,710	479
Revenue recognized during the period that was recorded during the period	(7,048)	—
Transfers	492	(492)

Balance, end of period June 30, 2019	$10,437	$1,366

Amount refundable at beginning of period	$11,410	$1,379
Amount refundable at end of period	$10,347	$1,366

We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2020	$10,437
2021	381
2022	475
2023	230
2024	117
Thereafter	163

$11,803

Significant Financing Component

The length of our typical sales agreement is less than 12 months, however, we may sell subscriptions with a two-year term. The balance of our long-term contract liabilities represent the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between July 1, 2020 and June 30, 2024. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC Topic 606.

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

Trade and barter revenues and expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Net broadcast barter revenue	$1,841	$1,415	$3,531	$2,714
Net digital media barter revenue	48	—	93	—
Net publishing barter revenue	6	5	7	16
Net broadcast barter expense	$1,487	$1,112	$2,753	$2,468
Net digital media barter expense	—	—	—	—
Net publishing barter expense	2	1	2	1

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

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following table presents our revenues disaggregated by revenue source for each of our three operating segments:

	Six Months Ended June 30, 2019
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$24,319	$—	$—	$24,319
Block Programming - Local	15,320	—	—	15,320
Spot Advertising - National	7,988	—	—	7,988
Spot Advertising - Local	25,686	—	—	25,686
Infomercials	751	—	—	751
Network	9,261	—	—	9,261
Digital Advertising	5,370	10,316	182	15,868
Digital Streaming	345	1,981	—	2,326
Digital Downloads and eBooks	—	2,964	468	3,432
Subscriptions	549	4,071	393	5,013
Book Sales and e-commerce, net of estimated sales returns and allowances	232	443	5,171	5,846
Self-Publishing Fees	—	—	2,725	2,725
Print Advertising	3	—	280	283
Other Revenues	5,351	425	555	6,331

	$95,175	$20,200	$9,774	$125,149

Timing of Revenue Recognition
Point in Time	$94,045	$20,172	$9,774	$123,991
Rental Income (1)	1,130	28	—	1,158

	$95,175	$20,200	$9,774	$125,149

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

The following table provides details of inventory on hand by segment:

	December 31, 2018	June 30, 2019
	(Dollars in thousands)
Regnery® Publishing book inventories	$1,317	$1,789
Reserve for obsolescence – Regnery® Publishing	(930)	(1,159)

Inventory, net - Regnery® Publishing	387	630

Newport Natural Health Wellness products	$354	$—
Reserve for obsolescence –Wellness products	(64)	—

Inventory, net –Wellness products	290	—

Consolidated inventories, net	$677	$630

NOTE 7. PROPERTY AND EQUIPMENT

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment.

The following is a summary of the categories of our property and equipment:

	As of December 31, 2018	As of June 30, 2019
	(Dollars in thousands)
Land	$31,822	$31,437
Buildings	30,104	30,208
Office furnishings and equipment	36,756	37,240
Antennae, towers and transmitting equipment	85,998	86,266
Studio, production and mobile equipment	29,040	29,566
Computer software and website development costs	27,603	27,555
Record and tape libraries	17	17
Automobiles	1,570	1,553
Leasehold improvements	19,357	19,353
Construction-in-progress	4,833	5,671

	$267,100	$268,866
Less accumulated depreciation	(170,756)	(174,275)

	$96,344	$94,591

Depreciation expense was approximately $2.9 million and $3.0 million for the three month periods ended June 30, 2019 and 2018, respectively, and $5.8 million and $6.0 million for the six month periods ended June 30, 2019 and 2018, respectively. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Our review requires us to estimate the fair value of assets when events or circumstances indicate that they may be impaired. The fair value measurements for our long-lived assets use significant observable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the period ended June 30, 2019.

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

Balance Sheet

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to operating lease ROU assets and operating lease liabilities of $65.0 million and $74.4 million, respectively. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expense and prepaid rent that was derecognized upon adoption. During the six month period ended June 30, 2019, we recorded additional ROU assets and corresponding lease liabilities of $1.1 million.

Supplemental balance sheet information related to leases was as follows:

	June 30, 2019
	(Dollars in thousands)
	Related Party	Other	Total
Operating Leases
Operating leases ROU assets	$10,085	$51,496	$61,581
Operating lease liabilities (current)	993	8,658	9,651
Operating lease liabilities (non-current)	9,523	50,468	59,991

Total operating lease liabilities	$10,516	$59,126	$69,642

Weighted Average Remaining Lease Term
Operating leases	9.1 years
Finance leases	3.8 years
Weighted Average Discount Rate
Operating leases	8.14%
Finance leases	4.31%

Lease Expense

The components of lease expense were as follows:

Six Months Ended June 30, 2019
(Dollars in thousands)
Amortization of finance lease ROU Assets	$55
Interest on finance lease liabilities	5

Finance lease expense	60
Operating lease expense	6,969
Variable lease expense	472
Short-term lease expense	483

Total lease expense	$7,984

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,038
Operating cash flows from finance leases	8
Financing cash flows from finance leases	43
Leased assets obtained in exchange for new operating lease liabilities	$1,064
Leased assets obtained in exchange for new finance lease liabilities	2

Maturities

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2019, are as follows:

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2019 (July-Dec)	$835	$6,342	$7,177	$41	$7,218
2020	1,696	12,930	14,626	66	14,692
2021	1,701	11,910	13,611	51	13,662
2022	1,680	10,323	12,003	43	12,046
2023	1,240	9,160	10,400	22	10,422
Thereafter	7,519	39,164	46,683	3	46,686

Undiscounted Cash Flows	$14,671	$89,829	$104,500	$226	$104,726

Less: imputed interest	(4,155)	(30,703)	(34,858)	(16)	(34,874)

Total	$10,516	$59,126	$69,642	$210	$69,852

Reconciliation to lease liabilities:
Lease liabilities - current	$993	$8,658	$9,651	$69	$9,720
Lease liabilities - long-term	9,523	50,468	59,991	141	60,132

Total Lease Liabilities	$10,516	$59,126	$69,642	$210	$69,852

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

NOTE 9. BROADCAST LICENSES

We account for broadcast licenses in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. In the case of our broadcast radio stations, we would not be able to operate the properties without the related broadcast license for each property. Broadcast licenses are renewed with the Federal Communications Commission (“FCC”) every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal and all of our broadcast licenses have been renewed at the end of their respective periods. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our broadcast licenses. There were no indications of impairment during the period ended June 30, 2019.

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2018	Six Months Ended June 30, 2019
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$486,455	$484,691
Accumulated loss on impairment, beginning of period	(105,541)	(108,375)

Balance after cumulative loss on impairment, beginning of period	380,914	376,316

Acquisitions of radio stations	6,270	—
Acquisitions of FM translators and construction permits	19	300
Abandoned capital projects	(40)	—
Dispositions of radio stations	(8,013)	(4,291)
Impairments based on the estimated fair value of broadcast licenses	(2,834)	—

Balance before cumulative loss on impairment, end of period	484,691	480,700

Accumulated loss on impairment, end of period	(108,375)	(108,375)

Balance after cumulative loss on impairment, end of period	$376,316	$372,325

NOTE 10. GOODWILL

We account for goodwill in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. There were no indications of impairment during the period ended June 30, 2019.

The following table presents the changes in goodwill including business acquisitions and dispositions as discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2018	Six Months Ended June 30, 2019
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$28,453	$28,818
Accumulated loss on impairment, beginning of period	(2,029)	(2,029)

Balance after cumulative loss on impairment, beginning of period	26,424	26,789

Acquisitions of radio stations	7	—
Acquisitions of digital media entities	986	—
Dispositions of radio stations	(628)	(3)
Dispositions of digital media entities	—	(341)

Balance before cumulative loss on impairment, end of period	28,818	28,474

Accumulated loss on impairment, end of period	(2,029)	(2,029)

Balance after cumulative loss on impairment, end of period	$26,789	$26,445

NOTE 11. OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Other indefinite-lived intangible consists of mastheads, or the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our mastheads. We account for mastheads in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize mastheads, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. There were no indications of impairment during the period ended June 30, 2019.

NOTE 12. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of June 30, 2019
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,641	$(21,197)	$2,444
Domain and brand names	20,280	(16,891)	3,389
Favorable and assigned leases	2,188	(1,903)	285
Subscriber base and lists	9,886	(7,727)	2,159
Author relationships	2,771	(2,532)	239
Non-compete agreements	2,031	(1,718)	313
Other amortizable intangible assets	1,666	(1,434)	232

	$62,463	$(53,402)	$9,061

	As of December 31, 2018
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,673	$(21,798)	$2,875
Domain and brand names	21,358	(16,758)	4,600
Favorable and assigned leases	2,256	(1,953)	303
Subscriber base and lists	9,672	(7,198)	2,474
Author relationships	2,771	(2,454)	317
Non-compete agreements	2,048	(1,641)	407
Other amortizable intangible assets	1,666	(1,378)	288

	$64,444	$(53,180)	$11,264

Amortization expense was approximately $1.1 million and $1.5 million for the three month periods ended June 30, 2019 and 2018, respectively, and $2.4 million and $3.0 million for the six month periods ended June 30, 2019 and 2018, respectively. Based on the amortizable intangible assets as of June 30, 2019, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2019 (July – Dec)	$2,190
2020	3,203
2021	1,723
2022	1,098
2023	588
Thereafter	259

Total	$9,061

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

The Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors (the “Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation.

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

Based on the balance of the Notes currently outstanding, we are required to pay $15.4 million per year in interest on the Notes. As of June 30, 2019, accrued interest on the Notes was $1.3 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and six month periods ended June 30, 2019, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and six month periods ended June 30, 2018, $0.3 million and $0.5 million, respectively of debt issuance costs associated with the Notes was amortized to interest expense.

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

Asset-Based Revolving Credit Facility

On May 19, 2017, the Company entered into the Asset Based Loan (“ABL”) Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.

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

Availability under the ABL is subject to a borrowing base consisting of (a) 85% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of June 30, 2019, the amount available under the ABL was $26.3 million of which $22.4 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and six month periods ended June 30, 2019, $51,000 and $0.1 million, respectively, of debt issue costs associated with the Notes was amortized to interest expense. During the three and six month periods ended June 30, 2018, $52,000 and $0.1 million of debt issue costs associated with the Notes was recognized as interest expense. At June 30, 2019, the blended interest rate on amounts outstanding under the ABL Facility was 4.47%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2018	As of June 30, 2019
	(Dollars in thousands)
6.75% Senior Secured Notes	$238,570	$231,900
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(4,540)	(4,013)

6.75% Senior Secured Notes net carrying value	234,030	227,887

Asset-Based Revolving Credit Facility principal outstanding	19,660	22,416

Total long-term debt less unamortized debt issuance costs	253,690	250,303

Less current portion	(19,660)	(22,416)

Long-term debt less unamortized debt issuance costs, net of current portion	$234,030	$227,887

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2019:

•	$22.4 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$231.9 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2019 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2020	$22,416
2021	—
2022	—
2023	—
2024	231,900
Thereafter	—

$254,316

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

As of June 30, 2019, we did not have any outstanding derivative instruments.

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

As of June 30, 2019, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at June 30, 2019 was $231.9 million compared to the estimated fair value of $203.5 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	June 30, 2019
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$277	—	—	$277
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	58	—	—	58
Long-term debt less unamortized debt issuance costs	250,303	—	221,895	—

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

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $5.4 million as of June 30, 2019 to offset the deferred tax assets related to the state net operating loss carryforwards. We regularly review our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 Compensation—Stock Compensation. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(Dollars in thousands)		(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$76	$79	$100	$186
Restricted stock shares compensation expense included in unallocated corporate expenses	—	423	—	423
Stock option compensation expense included in broadcast operating expenses	29	29	42	68
Restricted stock shares compensation expense included in broadcast operating expenses	—	383	—	383
Stock option compensation expense included in digital media operating expenses	18	20	23	46
Stock option compensation expense included in publishing operating expenses	3	2	7	6

Total stock-based compensation expense, pre-tax	$126	$936	$172	$1,112

Tax expense for stock-based compensation expense	(33)	(243)	(45)	(289)

Total stock-based compensation expense, net of tax	$93	$693	$127	$823

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018	June 30, 2019	June 30, 2019
Expected volatility	41.82%	41.84%	n/a	47.54%
Expected dividends	8.0%	7.89%	n/a	9.22%
Expected term (in years)	7.4	7.4	n/a	7.5
Risk-free interest rate	2.95%	2.93%	n/a	2.61%

Activity with respect to the Company’s option awards during the six month period ended June 30, 2019 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2019	1,980,972	$4.63	$2.61	4.1 years	$—
Granted	5,000	2.82	1.43		—
Exercised	(200)	2.38	2.05		—
Forfeited or expired	(159,625)	6.39	4.50		$2

Outstanding at June 30, 2019	1,826,147	$4.49	$2.46	3.9 years	$3

Exercisable at June 30, 2019	1,289,269	$4.88	$2.77	2.8 years	$3

Expected to Vest	509,766	$4.51	$2.47	3.9 years	$3

On May 14, 2019, a restricted stock award of 119,049 shares was granted to the chief executive officer and chairman of the board that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until 10 days from vesting date. Recipients of these restricted stock awards were entitled to all the rights of absolute ownership of the restricted stock from the date of grant including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

On May 8, 2019, a restricted stock award of 270,012 shares was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned until 10 days from vesting date. Recipients of these restricted stock awards were entitled to all the rights of absolute ownership of the restricted stock from the date of grant including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the vest date of grant.

Activity with respect to the Company’s restricted stock awards during the six month period ended June 30, 2019 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2019	—	$—	—	$—
Granted	389,061	2.07	—	806
Lapsed	(389,061)	2.07	—	919
Forfeited	—	—	—	—

Outstanding at June 30, 2019	—	$—	—	$—

There were no restricted stock awards granted during the period ended June 30, 2018.

The aggregate intrinsic value represents the difference between the Company’s closing stock price on June 30, 2019 of $2.43 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended June 30, 2019 and 2018 was $0.7 million and $0.3 million, respectively.

As of June 30, 2019, there was $15,000 of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 19. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.9 million and $1.1 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six month periods ended June 30, 2019, respectively, in comparison to $0.1 million and $0.2 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six month periods ended June 30, 2018, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2018:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
May 14, 2019	June 28, 2019	$0.0650	$1,728
March 7, 2019	March 29, 2019	$0.0650	1,702
November 26, 2018	December 21, 2018	$0.0650	1,702
September 5, 2018	September 28, 2018	$0.0650	1,702
May 31, 2018	June 29, 2018	$0.0650	1,701
February 28, 2018	March 28, 2018	$0.0650	1,701

Based on the number of shares of Class A and Class B currently outstanding, we expect to pay total annual distributions of approximately $6.9 million during the year ended December 31, 2019.

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

Options to purchase 1,826,147 and 2,011,087 shares of Class A common stock were outstanding at June 30, 2019 and 2018, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

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

The table below presents financial information for each operating segment as of June 30, 2019 and 2018 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2019
Net revenue	$49,082	$9,960	$5,638	$—	$64,680
Operating expenses	37,707	7,648	5,773	4,332	55,460

Net operating income (loss) before depreciation, amortization and net (gain) loss on the disposition of assets	$11,375	$2,312	$(135)	$(4,332)	$9,220

Depreciation	1,819	764	93	176	2,852
Amortization	9	903	211	1	1,124
Net (gain) loss on the disposition of assets	(371)	15	1	(2)	(357)

Net operating income (loss)	$9,918	$630	$(440)	$(4,507)	$5,601

Three Months Ended June 30, 2018
Net revenue	$50,563	$10,260	$5,449	$—	$66,272
Operating expenses	37,243	8,397	5,522	4,030	55,192

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$13,320	$1,863	$(73)	$(4,030)	$11,080

Depreciation	1,911	767	129	228	3,035
Amortization	10	1,223	242	1	1,476
Change in the estimated fair value of contingent earn-out consideration	—	72	—	—	72
Net (gain) loss on the disposition of assets	5,154	—	—	—	5,154

Net operating income (loss)	$6,245	$(199)	$(444)	$(4,259)	$1,343

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2019
Net revenue	$95,175	$20,200	$9,774	$—	$125,149
Operating expenses	74,156	15,706	10,595	8,203	108,660

Net operating income (loss) before depreciation, amortization and net (gain) loss on the disposition of assets	$21,019	$4,494	$(821)	$(8,203)	$16,489

Depreciation	3,679	1,538	209	359	5,785
Amortization	18	1,978	423	1	2,420
Net (gain) loss on the disposition of assets	3,412	254	1	—	3,667

Net operating income (loss)	$13,910	$724	$(1,454)	$(8,563)	$4,617

Six Months Ended June 30, 2018
Net revenue	$98,613	$20,654	$10,800	$—	$130,067
Operating expenses	72,993	16,771	11,109	7,951	108,824

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$25,620	$3,883	$(309)	$(7,951)	$21,243

Depreciation	3,769	1,569	260	446	6,044
Amortization	20	2,448	485	1	2,954
Change in the estimated fair value of contingent earn-out consideration	—	72	—	—	72
Net (gain) loss on the disposition of assets	5,159	—	—	—	5,159

Net operating income (loss)	$16,672	$(206)	$(1,054)	$(8,398)	$7,014

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2019
Inventories, net	$—	$—	$630	$—	$630
Property and equipment, net	79,872	6,083	826	7,810	94,591
Broadcast licenses	372,325	—	—	—	372,325
Goodwill	2,957	21,592	1,888	8	26,445
Other indefinite-lived intangible assets	—	—	277	—	277
Amortizable intangible assets, net	286	7,175	1,598	2	9,061
As of December 31, 2018
Inventories, net	$—	$290	$387	$—	$677
Property and equipment, net	81,269	6,184	933	7,958	96,344
Broadcast licenses	376,316	—	—	—	376,316
Goodwill	2,960	21,933	1,888	8	26,789
Other indefinite-lived intangible assets	—	—	277	—	277
Amortizable intangible assets, net	303	8,937	2,021	3	11,264

NOTE 22. SUBSEQUENT EVENTS

On July 25, 2019, we acquired the Journeyboxmedia.com website and related assets for $0.5 million in cash.

On July 25, 2019, we entered into an agreement to sell radio stations WWMI-AM and WLCC-AM in Tampa Florida and WZAB-AM and WKAT-AM in Miami, Florida for $8.2 million in cash. We recognized an estimated pre-tax loss of $4.7 million on July 25, 2019, which reflects the sales price as compared to the carrying value of the assets of the radio stations and the estimated closing costs. This transaction is subject to the approval of the FCC and is expected to close in the third quarter of 2019.

On July 10, 2019, we entered into an agreement to sell radio station WORL-AM in Orlando, Florida for $0.9 million in cash. We recognized an estimated pre-tax loss of $1.6 million on July 10, 2019, which reflects the sales price as compared to the carrying value of the radio station assets and the estimated closing costs. We also entered a LMA effective September 2, 2019, under which the radio station will be operated by the buyer pending the closing of the sale of the station. This transaction is subject to the approval of the FCC and is expected to close in the third quarter of 2019.

On July 10, 2019 we acquired certain assets including a digital content library from Steelehouse Productions, Inc. for $0.1 million in cash.

On July 5, 2019, we issued 41,323 restricted shares that vested immediately was made to our Chief Executive Officer under an election made pursuant to his employment agreement. The fair value of the restricted stock award was measured based on the grant date market price of our common shares. The restricted stock award contains transfer restrictions under which they cannot be sold, pledged, transferred or assigned until two years from the vesting date. The restricted stock awards provide all of the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the vest date of grant.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-Q and our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Our Condensed Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Condensed Consolidated Financial Statements on Form 10-Q for details of each of these transactions.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange air time or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter air time or digital campaign in favor of customers who purchase the air time or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the six months ended June 30, 2019, 97% of our broadcast revenue was sold for cash as compared to 96% during the same period of the prior year.

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

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 14.9% and 20.4%, respectively, of our net broadcast advertising revenue during the six month period ended June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$50,563	$49,082	$98,613	$95,175
Net broadcast revenue – acquisitions	(85)	(73)	(247)	(246)
Net broadcast revenue – dispositions	(577)	(24)	(1,233)	(49)
Net broadcast revenue – format change	(68)	(90)	(456)	(509)

Same Station net broadcast revenue	$49,833	$48,895	$96,677	$94,371

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$37,243	$37,707	$72,993	$74,156
Broadcast operating expenses – acquisitions	(100)	(98)	(371)	(367)
Broadcast operating expenses – dispositions	(585)	(43)	(1,341)	(37)
Broadcast operating expenses – format change	(93)	(195)	(740)	(777)

Same Station broadcast operating expenses	$36,465	$37,371	$70,541	$72,975

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$13,320	$11,375	$25,620	$21,019
Station operating loss –acquisitions	15	25	124	121
Station operating (income) loss – dispositions	8	19	108	(12)
Station operating loss – format change	25	105	284	268

Same Station – Station Operating Income	$13,368	$11,524	$26,136	$21,396

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net broadcast revenue	$50,563	$49,082	$98,613	$95,175
Less broadcast operating expenses	(37,243)	(37,707)	(72,993)	(74,156)

Station Operating Income	$13,320	$11,375	$25,620	$21,019

Net digital media revenue	$10,260	$9,960	$20,654	$20,200
Less digital media operating expenses	(8,397)	(7,648)	(16,771)	(15,706)

Digital Media Operating Income	$1,863	$2,312	$3,883	$4,494

Net publishing revenue	$5,449	$5,638	$10,800	$9,774
Less publishing operating expenses	(5,522)	(5,773)	(11,109)	(10,595)

Publishing Operating Loss	$(73)	$(135)	$(309)	$(821)

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Reconciliation of Net Loss to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net loss	$(2,167)	$(3,644)	$(1,339)	$(3,322)
Plus provision for (benefit from) income taxes	(1,098)	4,892	(696)	(411)
Plus net miscellaneous income and (expenses)	88	(18)	13	(19)
Plus (gain) on early retirement of long-term debt	(234)	—	(234)	(426)
Plus interest expense, net of capitalized interest	4,754	4,371	9,272	8,796
Less interest income	—	—	(2)	(1)

Net operating income	$1,343	$5,601	$7,014	$4,617

Plus net (gain) loss on the disposition of assets	5,154	(357)	5,159	3,667
Plus change in the estimated fair value of contingent earn-out consideration	72	—	72	—
Plus depreciation and amortization	4,511	3,976	8,998	8,205
Plus unallocated corporate expenses	4,030	4,332	7,951	8,203

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$15,110	$13,552	$29,194	$24,692

Station Operating Income	$13,320	$11,375	$25,620	$21,019
Digital Media Operating Income	1,863	2,312	3,883	4,494
Publishing Operating Loss	(73)	(135)	(309)	(821)

	$15,110	$13,552	$29,194	$24,692

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Loss
Net loss	$(2,167)	$(3,644)	$(1,339)	$(3,322)
Plus interest expense, net of capitalized interest	4,754	4,371	9,272	8,796
Plus provision for (benefit from) income taxes	(1,098)	4,892	(696)	(411)
Plus depreciation and amortization	4,511	3,976	8,998	8,205
Less interest income	—	—	(2)	(1)

EBITDA	$6,000	$9,595	$16,233	$13,267

Plus net (gain) loss on the disposition of assets	5,154	(357)	5,159	3,667
Plus change in the estimated fair value of contingent earn-out consideration	72	—	72	—
Plus net miscellaneous (income) and expenses	88	(18)	13	(19)
Plus (gain) on early retirement of long-term debt	(234)	—	(234)	(426)
Plus non-cash stock-based compensation	126	936	172	1,112
Plus ASC 842 lease adoption	—	—	—	171

Adjusted EBITDA	$11,206	$10,156	$21,415	$17,772

RESULTS OF OPERATIONS

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following factors affected our results of operations and cash flows for the three months ended June 30, 2019 as compared to the same period of the prior year:

Acquisitions, Divestitures and Other Transactions

•

On June 27, 2019, we sold a portion of land on our transmitter site in Miami, Florida, for $0.9 million in cash. We recognized a pre-tax gain of $0.4 million reflecting the sales price as compared to the carrying value of the land.

•	On June 6, 2019, we acquired InvestmentHouse.com website and related financial newsletter assets for $0.6 million in cash.

•

On May 14, 2019, we sold radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million in cash. The buyer began programming the station on April 12, 2019 under a TBA. We recorded an estimated pre-tax loss of $3.8 million on March 19, 2019, based on our plan to sell the station and the probability of the sale, which reflects the sales price as compared to the carrying value of the radio station assets and the estimated closing costs. We recorded an additional loss of $32,000 upon closing based on the actual closing costs incurred.

Net Broadcast Revenue

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$50,563	$49,082	$(1,481)	(2.9)%	76.3%	75.9%
Same Station Net Broadcast Revenue	$49,833	$48,895	$(938)	(1.9)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,
	2018		2019
	(Dollars in thousands)
Block Programming:
National	$12,396	24.5%	$12,086	24.6%
Local	7,928	15.7%	7,410	15.1%

	20,324	40.2%	19,496	39.7%
Broadcast Advertising:
National	4,123	8.1%	4,088	8.3%
Local	14,554	28.8%	13,624	27.8%

	18,677	36.9%	17,712	36.1%
Station Digital (local)	2,430	4.8%	3,672	7.5%
Infomercials	507	1.0%	361	0.7%
Network	4,989	9.9%	4,955	10.1%
Other Revenue	3,636	7.2%	2,886	5.9%

Net Broadcast Revenue	$50,563	100.0%	$49,082	100.0%

The net decline in block programming revenue of $0.8 million includes a $0.5 million decline in local programming revenue and a $0.3 million decline in national programming revenue. Declines in local programming revenue includes $0.1 million previously generated from stations we no longer operate (KCRO-AM and KOTK-AM, in Omaha, Nebraska) and the remainder due to program cancellations from certain programs discontinuing their ministry efforts and due to what we believe is increased competition from other broadcasters. The decline in national programming revenue includes a $0.2 million decrease from our Christian Teaching and Talk format radio stations impacted by the sale of KCRO-AM in Omaha, Nebraska on October 31, 2018 and a $0.1 million decrease from our Business format radio stations. Business format program revenue is impacted by restrictions on the nature and type of content that can be placed to ensure compliance with securities rules and regulation.

Total advertising revenue, net of agency commissions, declined by $1.0 million, including a $0.7 million decline in political advertising. Excluding political, the $0.3 million net decline includes a $0.7 million decline in local advertising offset by a $0.4 million increase in national advertising revenue. Declines in local advertising net of political, include a $0.2 million decline from our Contemporary Christian Music (“CCM”) format radio stations that were largely attributable to lower spot rates charged due to competition from other broadcasters that offer lower rates primarily in the Dallas and Atlanta markets and a $0.2 million decline from the sale of radio station KGBI-FM in Omaha, Nebraska, and a $0.3 million decline from our News Talk format radio stations primarily in our Chicago and Denver markets.

Station digital revenue, or local digital revenue generated from our radio stations and networks, increased by $1.2 million primarily due to the launch of Salem Surround during 2018. Salem Surround is our national multimedia digital advertising agency that provides digital marketing services to our customers. We continue to expand our digital product offerings including social media campaigns, search engine optimization, retargeted advertising and other services to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. There were no significant changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the same period of the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, was consistent with the same period of the prior year with a $0.1 million decline in network political advertising offset by a $0.1 million increase in program delivery revenue.

Other revenue declined by $0.8 million due to a $0.3 million decrease in event revenue due to a reduction in the number of events held, a $0.2 million decrease in listener purchase program revenue due to lower demand from listeners to participate in sales incentives and discounts offered under vendor discount programs, and a $0.1 million decrease in LMA fees associated with radio station WQVN-AM, Miami, Florida, which was sold on August 28, 2018. Event revenue varies from period to period based on the nature and timing of the events, audience demand, and in some cases, the weather that can affect attendance.

On a Same Station basis, net broadcast revenue decreased $0.9 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,260	$9,960	$(300)	(2.9)%	15.5%	15.4%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended June 30,
	2018		2019
	(Dollars in thousands)
Digital Advertising, net	$5,437	53.0%	$4,999	50.2%
Digital Streaming	1,121	10.9	970	9.7
Digital Subscriptions	1,914	18.7	1,987	20.0
Digital Downloads	1,198	11.7	1,689	17.0
e-commerce	504	4.9	33	0.3
Other Revenues	86	0.8	282	2.8

Net Digital Media Revenue	$10,260	100.0%	$9,960	100.0%

Digital advertising revenue, net of agency commissions, or national digital revenue generated from Salem Web Network (“SWN”), related content sites and digital publications, decreased by $0.4 million on a consolidated basis. SWN digital advertising revenue declined by $0.5 million including a $0.2 million decline in digital banner advertising and a $0.2 million decline in digital email advertising revenue due to a reduction in the number of advertisements placed. This was offset by a $54,000 net increase from our conservative opinion websites within Townhall Media, which includes a $0.1 million increase from our March 2019 acquisition of pjmedia.com partially offset by $0.1 million consolidated decline including the impact of the sale of HumanEvents.com on February 27, 2019. Reductions in the number of advertisements placed on SWN reflect the loss of advertisers who moved spending to digital programmatic advertisers, specifically Facebook and Google, and an increase in advertisers deciding to cut or eliminate advertising on political content websites. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Acquisitions of mobile applications and digital media assets are discussed in Note 3 of our Condensed Consolidated Financial Statements. Because mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop, our growth in mobile page views exceeds our growth in revenue generated from mobile applications.

Digital streaming revenue decreased by $0.2 million as compared to the same period of the prior year based on lower usage of content available from our Christian content websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue increased by $0.1 million on a consolidated basis reflecting a $0.4 million increase from our August 2018 acquisition of Hilary Kramer financial newsletter which was offset by a $0.3 million decline in revenue from a reduction in the number of subscribers to other digital publications, including a 17% decline in the number of subscribers to Dr. Mark Skousen and a 33% decline in the number of subscribers to James Woods.

Digital download revenue increased by $0.5 million including $0.4 million from our acquisition of Childrens-Ministry-Deals.com in July 2018 and $0.1 million from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. Our church product websites benefited from the timing of the Easter holiday, which fell in the second quarter of 2019 as compared to the first quarter of 2018. There were no significant changes in rates as compared to the same period of the prior year.

E-commerce revenue decreased by $0.5 million due to the sale of Newport Natural Health, an e-commerce website operated by Eagle Wellness in the first quarter of 2019.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. We recognized revenue of $0.2 million related to transfer services provided to the buyer of Newport Natural Health. There were no changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$5,449	$5,638	$189	3.5%	8.2%	8.7%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended June 30,
	2018		2019
	(Dollars in thousands)
Book Sales	$3,688	67.7%	$4,747	84.2%
Estimated Sales Returns & Allowances	(524)	(9.6)	(1,417)	(25.1)

Net Book Sales	3,164	58.1	3,330	59.1

E-Book Sales	298	5.5	306	5.4
Self-Publishing Fees	1,353	24.8	1,248	22.1
Print Magazine Subscriptions	232	4.3	192	3.4
Print Magazine Advertisements	133	2.4	145	2.6
Digital Advertising	126	2.3	97	1.7
Other Revenue	143	2.6	320	5.7

Net Publishing Revenue	$5,449	100.0%	$5,638	100.0%

On a consolidated basis, net book sales increased by $0.2 million, including a $0.4 million net increase from Regnery® Publishing that was partially offset by a $0.2 million decline from Salem Author Services. Regnery® Publishing book sales reflect a 30% increase in volume with a 15% increase in the average price per unit sold. Book sales through Regnery® Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The decline in book sales from Salem Author Services was due to a reduction in the number of new authors obtained, the number of books sold and the phase-out of operations during the second half of 2018 for BookPrinting.com, a small printing-only division of Hillcrest Media, for which our operating margins did not meet our expectations.

Regnery® Publishing e-book sales was consistent with the same period of the prior year. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.1 million due to a decrease in sales volume from Salem Author Services. Self-publishing fees charged to authors were comparable with the same period of the prior year.

Declines in print magazine subscription revenue reflect lower sales volume from declining consumer demand and distribution levels.

Print magazine advertisements were consistent with the same period of the prior year with no notable changes in volume or rates.

Declines in digital adverting revenue were primarily due to the discontinuation of the Conservative Book Club website operated by Regnery® Publishing in November 2018, partially offset by increases in digital advertising from the History on the Net website. Sales volume and rates were comparable to the same period of the prior year.

Other revenue includes change fees, video trailers, public-relation services and website revenues. Regnery® Publishing recognized an increase of $0.2 million in other revenues from royalties. There were no changes in volume or rates as compared to the same period of the prior year.

Broadcast Operating Expenses

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$37,243	$37,707	$464	1.2%	56.2%	58.3%
Same Station Broadcast Operating Expenses	$36,465	$37,371	$906	2.5%

Broadcast operating expenses increased by $0.5 million including a $0.6 million increase in costs associated with Salem Surround, a $0.3 million net increase in employee-related expenses of which a $0.4 million increase from non-cash stock based compensation was partially offset by savings of $0.1 million from reductions in headcount, a $0.3 million increase in music license fees, a $0.1 million net increase in lease expense and a $0.1 million increase in production and programming expenses, that were offset by a $0.6 million decrease in advertising expenses, a $0.2 million decrease in bad debt expense, a $0.1 million decrease in non-lease facility related costs and a $0.1 million decrease in acquisition-related expenses. The net increase in lease expense of $0.1 million includes a $0.2 increase from lease renewals entered in late 2018 offset by savings of $0.1 million from radio stations that we no longer operate.

On a same-station basis, broadcast operating expenses increased by $0.9 million. This increase reflects these expenses net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,397	$7,648	$(749)	(8.9)%	12.7%	11.8%

Digital media operating expense declined by $0.7 million including a $0.4 million decrease in costs of sales consistent with lower revenues and the sale of Newport Natural Health, a $0.1 million decrease in streaming, hosting and software fees, a $0.1 million decrease in bad debt expense and a $0.1 million decrease in facility-related expenses.

Publishing Operating Expenses

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,522	$5,773	$251	4.5%	8.3%	8.9%

Publishing operating expenses increased by $0.3 million of which $0.4 million was due to an increase in the consolidated cost of goods sold. Cost of goods sold includes a $0.5 million increase from a higher sales volume for Regnery® Publishing offset by a $0.1 million decrease from a lower sales volume for Salem Author Services. The gross profit margin for Regnery® Publishing was consistent at 53% for the three months ended June 30, 2019 and 2018. Regnery® Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was 65% for the three months ended June 30, 2019, as compared to 67% for the same period of the prior year due to lower sales volume. Additionally, there was a $0.1 million decline in payroll-related expenses due to reductions in headcount and a $0.1 million decline in advertising and promotion expenses.

Unallocated Corporate Expenses

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,030	$4,332	$302	7.5%	6.1%	6.7%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.3 million includes a $0.4 million increase in non-cash stock-based compensation associated with restricted stock awards that was offset by a $0.1 million decrease in employee-related benefits associated with the cash surrender value of split dollar life insurance.

Depreciation Expense

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,035	$2,852	$(183)	(6.0)%	4.6%	4.4%

Depreciation expense declined by $0.2 million compared to the same period of the prior year due to the depreciation expense recognized in 2018 on data processing equipment and computer software that were fully depreciated by the end of 2018. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,476	$1,124	$(352)	(23.8)%	2.2%	1.7%

Amortization expense declined by $0.4 million on a consolidated basis due to a $0.6 million decrease in the current period for domain names, customer lists and contracts and subscriber base lists that were fully amortized at or near the beginning of the 2019 calendar year that were included in the prior year amortization expense that were offset by amortization of $0.2 million for intangible assets acquired with Childrens-Ministry-Deals.com in July 2018 and Hilary Kramer in August 2018. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$5,154	$(357)	$(5,511)	(106.9)%	7.8%	(0.6)%

The net gain on the disposition of assets of $0.4 million for the three month period ended June 30, 2019 includes a $0.4 million pre-tax gain from the sale of a portion of land on our transmitter site in Miami, Florida.

The net loss on the disposition of assets of $5.1 million for the three months period ended June 30, 2018 includes a $4.8 million pre-tax loss on the sale of radio stations in Omaha, Nebraska, a $0.3 million pre-tax loss on the sale of land in Muth Valley, California, and a $0.2 million pre-tax loss on the sale of land in Covina, California that were partially offset by a $0.2 million pre-tax gain from the sale of radio station WBIX-AM in Boston, Massachusetts.

Other Income (Expense)

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Interest Expense	$(4,754)	$(4,371)	$383	(8.1)%	(7.2)%	(6.8)%
Gain on Early Retirement of Long-Term Debt	234	—	(234)	(100.0)%	0.4%	—%
Net Miscellaneous Income and (Expenses)	(88)	18	106	(120.5)%	(0.1)%	—%

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $0.4 million reflects the impact of the lower outstanding balance on the Notes, the outstanding balances on the ABL, and finance lease obligations outstanding during the period ended June 30, 2019. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges.

The gain on early retirement of long-term debt reflects repurchases of our 6.75% Senior Secured Notes at a price below face value resulting in a net pre-tax gain of $0.2 million during the three months ended June 30, 2018.

Net miscellaneous income and expenses includes miscellaneous receipts including usage fees for real estate properties and other miscellaneous expenses. During the three months ended June 30, 2018, we paid a contract termination fee of $0.1 million for not exercising our option right to purchase radio station KHTE-FM in Little Rock, Arkansas.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$(1,098)	$4,892	$5,990	(545.5)%	(1.7)%	7.6%

We recognized a provision for income taxes of $4.9 million for the three months ended June 30, 2019 compared to a tax benefit of $1.1 million for the same period of the prior year. The provision for (benefit from) income taxes as a percentage of income before income taxes, or the effective tax rate was 392.0% for the three months ended June 30, 2019 compared to 33.6% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards. The state income tax provision is an accumulation of applicable state income taxes calculated in accordance with each state’s tax laws and each state’s pre-tax income that ranges from various losses to income levels.

Net Loss

	Three Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Loss	$(2,167)	$(3,644)	$(1,477)	(68.2)%	(3.3)%	(5.6)%

Net loss increased by $1.5 million to $3.6 million for the three months ended June 30, 2019 compared to $2.1 million during the same period of the prior year as described above.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

The following factors affected our results of operations and cash flows for the six months ended June 30, 2018 as compared to the same period of the prior year:

Financing

Based on the then existing market conditions, we completed repurchases of the Notes at amounts less than face value as follows during the six months ended June 30, 2019 compared to the six months ended June 30, 2018:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
March 28, 2019	$2,000	$1,830	91.50%	$37	$134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35

	$6,670	$6,123		$122	$426

Acquisitions, Divestitures and Other Transactions

•

On June 27, 2019, we sold a portion of land on our transmitter site in Miami, Florida, for $0.9 million in cash. We recognized a pre-tax gain of $0.4 million reflecting the sales price as compared to the carrying value of the land.

•	On June 6, 2019, we acquired InvestmentHouse.com website and related financial newsletter assets for $0.6 million in cash.

•

On May 14, 2019, we sold radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million in cash. The buyer began programming the station on April 12, 2019 under a TBA. We recorded an estimated pre-tax loss of $3.8 million on March 19, 2019 based on our plan to sell the station and the probability of the sale, which reflects the sales price as compared to the carrying value of the radio station assets and the estimated closing costs. We recorded an additional loss of $32,000 upon closing based on the actual closing costs incurred.

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

Net Broadcast Revenue

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$98,613	$95,175	$(3,438)	(3.5)%	75.8%	76.0%
Same Station Net Broadcast Revenue	$96,677	$94,371	$(2,306)	(2.4)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2018		2019
	(Dollars in thousands)
Block Programming:
National	$24,802	25.2%	$24,319	25.6%
Local	16,302	16.5%	15,320	16.1%

	41,104	41.7%	39,639	41.6%
Broadcast Advertising:
National	8,256	8.4%	7,988	8.4%
Local	27,789	28.2%	25,686	27.0%

	36,045	36.6%	33,674	35.4%
Station Digital	4,276	4.3%	6,496	6.8%
Infomercials	1,006	1.0%	751	0.8%
Network	9,599	9.7%	9,261	9.7%
Other Revenue	6,583	6.7%	5,354	5.6%

Net Broadcast Revenue	$98,613	100.0%	$95,175	100.0%

The net decline in block programming revenue of $1.5 million reflects a $1.0 million decline in local programming revenue and a $0.5 million decline in national programming revenue. The decline in local programming revenue includes $0.1 million previously generated from stations that we no longer operate (KCRO-AM and KOTK-AM, in Omaha, Nebraska and KHTE-FM, in Little Rock, Arkansas) and the remainder from certain programs discontinuing their ministry efforts and due to what we believe is increased competition from other broadcasters. The decrease in national programming revenue includes a $0.3 million decrease from our Christian Teaching and Talk format radio stations impacted by the sale of KCRO-AM in Omaha, Nebraska and a $0.2 million decrease from our Business format radio stations that are impacted by restrictions on the nature and type of content that can be placed to ensure compliance with securities rules and regulation.

Total advertising revenue, net of agency commissions, declined by $2.4 million, which includes a $1.0 million decrease in political advertising. Excluding political advertising, the $1.4 million net decline includes a $1.7 million decline in local advertising offset by a $0.3 million increase in national advertising revenue. Declines in local advertising net of political, include a $0.5 million decline from our CCM format radio stations that were largely attributable to lower spot rates charged due to competition from other broadcasters that offer lower rates primarily in the Dallas and Los Angeles markets, a $0.6 million decline from our News Talk format radio stations, a $0.2 million decline from our Christian Teaching and Talk format radio stations and a $0.1 million decrease in our Business News format radio stations. Additionally, $0.3 million of the decline resulted from the sale of radio station KGBI-FM in Omaha, Nebraska.

Station digital revenue, or local digital revenue generated from our radio stations and networks, increased by $2.2 million due to the launch of Salem Surround during 2018. Salem Surround is our national multimedia digital advertising agency that offers digital marketing services to our customers. We continue to expand our digital product offerings including social media campaigns, search engine optimization, retargeted advertising and other services to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. There were no significant changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the same period of the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, declined by $0.3 million due to declines in national advertising revenue attributable to a change in network hosts effective January 1 of this year. The number of affiliates carrying network programming initially declined upon this change, but we have been growing the number of affiliates. With fewer affiliates, the rate we can charge advertisers is reduced.

Other revenue declined by $1.2 million due to a $0.5 million decrease in event revenue due to a reduction in the number of events held, a $0.5 million decrease in listener purchase program revenue due to lower demand from listeners to participate in sales incentives and discounts offered under vendor discount programs, and a $0.2 million decrease in LMA fees associated with radio station WQVN-AM, Miami, Florida, which was sold on August 28, 2018, offset by a $0.1 million increase in broadcast tower lease revenue. Event revenue varies from period to period based on the nature and timing of the events, audience demand, and in some cases, the weather that can affect attendance.

On a Same Station basis, net broadcast revenue decreased $2.3 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$20,654	$20,200	$(454)	(2.2)%	15.9%	16.1%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Six Months Ended June 30,
	2018		2019
	(Dollars in thousands)
Digital Advertising, net	$10,877	52.7%	$10,316	51.1%
Digital Streaming	2,263	11.0	1,981	9.8
Digital Subscriptions	3,799	18.4	4,071	20.1
Digital Downloads	2,496	12.1	2,964	14.7
e-commerce	1,042	5.0	443	2.2
Other Revenues	177	0.8	425	2.1

Net Digital Media Revenue	$20,654	100.0%	$20,200	100.0%

Digital advertising revenue, net of agency commissions, or national digital revenue, declined by $0.6 million on a consolidated basis including a $0.4 million decline from Salem Web Network and a $0.2 million net decline from our conservative opinion websites within Townhall Media. The net decline from Townhall Media includes a $0.2 million increase from our March 2019 acquisition of pjmedia.com offset by $0.4 million decline largely attributable to the loss of advertisers who moved spending to digital programmatic advertisers, specifically Facebook and Google, and an increase in advertisers deciding to cut or eliminate advertising on political content websites. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Acquisitions of mobile applications and digital media assets are discussed in Note 3 of our Condensed Consolidated Financial Statements. Mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop. As a result, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.3 million as compared to the same period of the prior year based on lower usage of content available on our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue increased by $0.3 million on a consolidated basis reflecting a $0.8 million increase from our August 2018 acquisition of Hilary Kramer financial newsletter which was offset by a $0.5 million decline in revenue from a reduction in the number of subscribers to other digital publications, including a 17% decline in the number of subscribers to Dr. Mark Skousen and a 33% decline in the number of subscribers to James Woods.

Digital download revenue increased by $0.5 million including $0.7 million from our acquisition of Childrens-Ministry-Deals.com in July 2018 offset by a decrease of approximately $0.1 million from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. There were no significant changes in rates as compared to the same period of the prior year.

E-commerce revenue decreased by $0.6 million due to the sale of Newport Natural Health, an e-commerce website operated by Eagle Wellness in the first quarter of 2019.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. We recognized revenue of $0.2 million related to transfer services provided to the buyer of Newport Natural Health. There were no changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$10,800	$9,774	$1,026	(9.5)%	8.3%	7.8%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Six Months Ended June 30,
	2018		2019
	(Dollars in thousands)
Book Sales	$7,604	70.4%	$7,509	76.8%
Estimated Sales Returns & Allowances	(1,548)	(14.3)	(2,338)	(23.9)

Net Book Sales	6,056	56.1	5,171	52.9

E-Book Sales	642	5.9	468	4.8
Self-Publishing Fees	2,780	25.7	2,725	27.9
Print Magazine Subscriptions	483	4.5	393	4.0
Print Magazine Advertisements	268	2.5	280	2.8
Digital Advertising	236	2.2	182	1.9
Other Revenue	335	3.1	555	5.7

Net Publishing Revenue	$10,800	100.0%	$9,774	100.0%

On a consolidated basis, net book sales declined by $0.9 million that includes a $0.5 million net decline from Regnery Publishing and a $0.4 million decline from Salem Author Services. Regnery Publishing book sales reflect a 9% increase in the average price per unit sold with a 5% decrease in volume. Sales of books through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The $0.8 million increase in the estimated sales returns and allowances was based on a higher number of sales of Regnery Publishing print books. The $0.4 million decline in book sales from Salem Author Services was due to a reduction in the number of new authors obtained and the number of books sold with no significant changes in sale prices as compared to the same period of the prior year.

Regnery Publishing e-book sales declined by $0.2 million due to a 15% decrease in the average price per unit sold from sales incentives offered during the period and a 28% decrease in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.1 million due to a decline in sales volume from Salem Author Services. Self-publishing fees charged to authors were comparable with the same period of the prior year.

Declines in print magazine subscription revenues reflect lower consumer demand and distribution levels. There were no significant changes in print magazine advertising revenues.

Declines in digital adverting revenue were primarily due to the discontinuation of the Conservative Book Club website operated by Regnery® Publishing in November 2018 partially offset by increases in digital advertising from the History on the Net website. Sales volume and rates were comparable to the same period of the prior year.

Other revenue includes change fees, video trailers and website revenues. There were no changes in volume or rates as compared to the same period of the prior year. Regnery® Publishing recognized an increase of $0.3 million in other revenues from royalties.

Broadcast Operating Expenses

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$72,993	$74,156	$1,163	1.6%	56.1%	59.3%
Same Station Broadcast Operating Expenses	$70,541	$72,975	$2,434	3.5%

Broadcast operating expenses increased by $1.2 million including a $1.0 million increase in costs associated with Salem Surround, a $0.4 million net increase in lease expense, a $0.4 million increase in employee-related expenses from non-cash stock based compensation, a $0.3 million increase in music license fees and a $0.3 million increase in production and programming expenses, that were offset by a $0.8 million decrease in advertising expenses, a $0.2 million decline in non-lease facility related costs and a $0.2 million decrease in acquisition-related expenses. The net increase in lease expense of $0.4 million includes an increase of approximately $0.6 million from lease renewals offset savings of $0.2 million from radio stations that we no longer operate.

On a same-station basis, broadcast operating expenses increased by $2.4 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$16,771	$15,706	$(1,065)	(6.4)%	12.9%	12.5%

Digital media operating expense declined by $1.1 million due to a $0.6 million decrease in costs of sales consistent with lower revenues and the sale of Newport Natural Health, a $0.2 million decrease in facility-related expenses, a $0.1 million decrease in streaming and hosting fees, and a $0.1 million decrease in bad debt expense.

Publishing Operating Expenses

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$11,109	$10,595	$(514)	(4.6)%	8.5%	8.5%

Publishing operating expenses declined by $0.5 million of which $0.2 million was due to a reduction in the consolidated cost of goods sold from lower sales volume for Salem Author Services and a $0.3 million decline in payroll-related expenses due to reductions in headcount. The gross profit margin for Regnery Publishing was 55% for the six months ended June 30, 2019 as compared to 53% for the same period of the prior year as revenue growth outpaced material costs. Regnery Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our Salem Author Services was consistent at 67% for the six months ended June 30, 2019 and 2018.

Unallocated Corporate Expenses

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$7,951	$8,203	$252	3.2%	6.1%	6.6%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.3 million includes a $0.5 million increase in non-cash stock-based compensation associated with restricted stock awards that was offset a $0.1 million decrease in professional services and a $0.1 million decrease in employee-related benefits associated with the cash surrender value of split dollar life insurance.

Depreciation Expense

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$6,044	$5,785	$(259)	(4.3)%	4.6%	4.6%

Depreciation expense declined by $0.3 million compared to the same period of the prior year due to the depreciation expense recognized in 2018 on data processing equipment and computer software that were fully depreciated by the end of 2018. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,954	$2,420	$(534)	(18.1)%	2.3%	1.9%

Amortization expense declined by $0.5 million compared to the same period of the prior year. Decreases in amortization expense reflect fully amortized domain names, customer lists and contracts and subscriber base lists that have estimated useful lives of three to five years. These items were fully amortized at or near the beginning of the 2019 calendar year resulting in lower amortization expense for this year. This was offset by acquisitions, including Childrens-Ministry-Deals.com in July 2018 and Hilary Kramer in August 2018. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$72	$—	$(72)	(100.0)%	0.1%	—%

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

Net (Gain) Loss on the Disposition of Assets

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$5,159	$3,667	$(1,492)	(28.9)%	4.0%	2.9%

The net loss on the disposition of assets of $3.7 million for the six month period ended June 30, 2019 includes a $3.8 million pre-tax loss on the sale of radio station WSPZ-AM in Washington, D.C., a $0.2 million pre-tax loss on the sale Mike Turner’s line of investment products and a $0.2 million pre-tax loss on the sale of HumanEvents.com offset by a $0.4 million pre-tax gain on the sale of a portion of land on our transmitter site in Miami, Florida and a $0.1 million pre-tax gain on the sale of Newport Natural Health.

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

Other Income (Expense)

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$2	$1	$(1)	(50.0)%	—%	—%
Interest Expense	(9,272)	(8,796)	476	(5.1)%	(7.1)%	(7.0)%
Gain on Early Retirement of Long-Term Debt	234	426	192	82.1%	0.2%	0.3%
Net Miscellaneous Income and (Expenses)	(13)	19	32	(246.2)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $0.5 million reflects the outstanding balance of the Notes, the outstanding balance of the ABL and finance lease obligations outstanding during the period ended June 30, 2019. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges.

The gain on the early retirement of long-term debt reflects $6.7 million of repurchases of the Notes at prices below face value resulting in a pre-tax gain of $0.4 million for the six month period ended June 30, 2019, compared to $0.2 million for the same period of the prior year.

Net miscellaneous income and expenses includes miscellaneous receipts such as usage fees for real estate properties and miscellaneous expenses. During the period ended June 30, 2018, we paid a contract termination fee of $0.1 million for not exercising our option right to purchase radio station KHTE-FM in Little Rock, Arkansas. This was offset by insurance proceeds associated with claims made as a result of hurricane Irma in the Tampa, Florida market.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$(696)	$(411)	$285	(40.9)%	(0.5)%	(0.3)%

Our benefit from income taxes decreased $0.3 million to $0.4 million for the six months ended June 30, 2019 from $0.7 million for the same period of the prior year. The benefit from income taxes as a percentage of income before income taxes, or the effective tax rate was 11.0% for the six months ended June 30, 2019 compared to 34.2% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards. The state income tax provision is an accumulation of applicable state income taxes calculated in accordance with each state’s tax laws and each state’s pre-tax income that ranges from various losses to income levels.

Net Loss

	Six Months Ended June 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Loss	$(1,339)	$(3,322)	$(1,983)	(148.1)%	(1.0)%	(2.7)%

Net loss increased by $2.0 million to $3.3 million for the six months ended June 30, 2019 compared to $1.3 million during the same period of the prior year as described above.

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

Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 65% of our total assets at June 30, 2019 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. There were no changes in our estimates during the period ended June 30, 2019. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 4 – Contingent Earn-Out Consideration in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.7 million and $0.8 million at June 30, 2019 and December 31, 2018, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

Leases

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

Class of the underlying asset and the remaining term of the arrangement

We elected to use a portfolio approach applying a single IBR to leases with reasonably similar characteristics, including the remaining lease term, the underlying assets and the economic environment. As of the date of adoption, we grouped each lease according to the nature of leased asset and further grouped the items by the remaining lease term as of the date of adoption. We have six main categories of leases, (1) Buildings, (2) Equipment, (3) Land, (4) Other (Parking Facilities), (5) Towers and (6) Vehicles.

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

For financial reporting purposes, we recorded a valuation allowance of $5.4 million as of June 30, 2019 to offset the deferred tax assets related to the state net operating loss carryforwards.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the three months ended June 30, 2019, we did not recognize liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at June 30, 2019. Our evaluation was performed for all tax years that remain subject to examination, which range from 2014 through 2017. There is currently one tax examination in process. The City of New York began their audit of Salem’s 2013 and 2014 tax filings. We do not anticipate any material or significant results from the audit.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are operating cash flows, borrowings under credit facilities and proceeds from the sale of selected assets or businesses. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from these sources. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have assessed the current and expected economic outlook and our current and expected needs for funds and we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months, including our working capital deficit at June 30, 2019.

Generally, we keep the balance of cash and cash equivalents low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents decreased to $9,000 as of June 30, 2019 as compared to $0.1 million at December 31, 2018. Working capital decreased $15.7 million to $(24.9 million) at June 30, 2019 compared to ($9.2 million) at December 31, 2018 due to the recognition of ROU assets of $9.5 million, the derecognition of prepaid rent of $1.1 million, an increase in accounts payable and accrued expenses of $1.9 million and a $2.8 million increase in the outstanding balance on the ABL.

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

Net cash provided by operating activities during the six month period ended June 30, 2019 decreased by $2.3 million to $7.8 million compared to $10.1 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Total net revenue declined by $4.9 million,

•	Operating expenses exclusive of depreciation, amortization and net gain (loss) on the disposition of assets, decreased by $0.2 million;

•	Trade accounts receivables, net of allowances, decreased by $0.9 million compared to an increase of $32,000 for the same period of the prior year;

•	Unbilled revenue decreased $0.4 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, was consistent at 60 days at June 30, 2019 and 2018;

•	Net accounts payable and accrued expenses increased $1.9 million to $21.8 million from $19.9 million as of the prior year; and

•	Net inventories on hand decreased $47,000 to $0.6 million at June 30, 2019 compared to an increase of $0.2 million to $1.0 million for the same period of the prior year.

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

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur additional capital expenditures of approximately $3.8 million during the remainder of 2019.

We plan to fund future purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities.

Net cash used in investing activities increased $0.6 million to $3.2 million during the six month period ended June 30, 2019 from $2.6 million during the same period of the prior year. The increase in cash used for investing activities was the result of:

•	Receipt of $2.9 million in cash from asset sales during the six month period ended June 30, 2019 compared to $1.8 million in cash from asset sales during the same period of the prior year;

•	Receipt of $2.0 million in cash escrow pending the sale of radio station WQVN-AM (formerly WKAT-AM) in Miami, Florida in the prior year;

•	Cash paid for acquisitions decreased $0.5 million to $0.7 million compared to $1.2 million during the same period of the prior year; and

•	Cash paid for capital expenditures was consistent at $4.7 million during the six month period ended June 30, 2019 compared to the same period of the prior year.

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

During the six month period ended June 30, 2019, the principal balances outstanding under the Notes and ABL Facility ranged from $244.4 million to $258.2 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Any future equity distributions are likely to be comparable to prior declarations unless there are changes in expected future earnings, cash flows, financial and legal requirements. Based on the number of shares of Class A and Class B common stock currently outstanding we expect to pay total annual equity distributions of approximately $6.9 million in 2019. However, the actual declaration of dividends and equity distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and depend upon future earnings, cash flows, financial and legal requirements, and other factors.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash used in financing activities decreased $2.8 million to $4.7 million during the six month period ended June 30, 2019 from $7.5 million during the same period of the prior year. The decrease in cash used for financing activities includes:

•	A $0.4 million decrease in the book overdraft to $2.2 million from $2.6 million of the prior year;

•

We used $6.1 million of cash to repurchase $6.7 million in face value of the 6.75% Senior Secured Notes compared to $9.5 million of cash to repurchase $10.0 million the same period of the prior year; and

•	Net proceeds on our ABL Facility were $2.8 million during the six months ended June 30, 2019 compared to $2.9 million during the same period of the prior year.

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

The Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors (the “Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation.

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

Based on the balance of the Notes currently outstanding, we are required to pay $15.4 million per year in interest on the Notes. As of June 30, 2019, accrued interest on the Notes was $1.3 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and six month periods ended June 30, 2019, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and six month periods ended June 30, 2018, $0.3 million and $0.5 million, respectively of debt issuance costs associated with the Notes was amortized to interest expense.

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

Asset-Based Revolving Credit Facility

On May 19, 2017, the Company entered into the Asset Based Loan (“ABL”) Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.

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

Availability under the ABL is subject to a borrowing base consisting of (a) 85% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of June 30, 2019, the amount available under the ABL was $26.3 million of which $22.4 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

We incurred debt issue costs of $0.7 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and six month periods ended June 30, 2019, $51,000 and $0.1 million, respectively, of debt issue costs associated with the Notes was amortized to interest expense. During the three and six month periods ended June 30, 2018, $52,000 and $0.1 million of debt issue costs associated with the Notes was recognized as interest expense. At June 30, 2019, the blended interest rate on amounts outstanding under the ABL Facility was 4.47%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2018	As of June 30, 2019
	(Dollars in thousands)
6.75% Senior Secured Notes	$238,570	$231,900
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(4,540)	(4,013)

6.75% Senior Secured Notes net carrying value	234,030	227,887

Asset-Based Revolving Credit Facility principal outstanding	19,660	22,416

Total long-term debt less unamortized debt issuance costs	253,690	250,303

Less current portion	(19,660)	(22,416)

Long-term debt less unamortized debt issuance costs, net of current portion	$234,030	$227,887

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2019:

•	$22.4 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$231.9 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2019 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2020	$22,416
2021	—
2022	—
2023	—
2024	231,900
Thereafter	—

$254,316

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and six months ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.
August 8, 2019
	By:	/s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)
August 8, 2019
	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)