Form 10-Q
period 2019-09-30
SALEM MEDIA GROUP, INC. /DE/
filed 2019-11-12
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒	Emerging Growth Company	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 1, 2019
Common Stock, $0.01 par value per share	21,129,667 shares

Class B	Outstanding at November 1, 2019
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2018 (Note 1)	September 30, 2019 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117	$7
Trade accounts receivable (net of allowances of $9,732 in 2018 and $10,547 in 2019)	33,020	33,465
Unbilled revenue	2,513	2,273
Other receivables (net of allowances of $158 in 2018 and $0 in 2019)	806	9,224
Inventories (net of reserves of $994 in 2018 and $1,263 in 2019)	677	649
Prepaid expenses	6,504	6,165
Assets held for sale	—	8,731
Total current assets	43,637	60,514
Notes receivable (net of allowance of $733 in 2018 and $978 in 2019)	218	797
Property and equipment (net of accumulated depreciation of $170,756 in 2018 and $170,478 in 2019)	96,344	88,317
Operating lease right-of-use assets	—	56,800
Financing lease right-of-use assets	164	189
Broadcast licenses	376,316	340,354
Goodwill	26,789	26,425
Other indefinite-lived intangible assets	277	277
Amortizable intangible assets (net of accumulated amortization of $53,180 in 2018 and $54,547 in 2019)	11,264	8,170
Deferred financing costs	381	268
Other assets	3,638	4,134
Total assets	$559,028	$586,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,187	$4,305
Accrued expenses	10,104	9,449
Accrued compensation and related expenses	7,582	9,767
Accrued interest	1,375	5,231
Contract liabilities	11,537	9,377
Deferred rent income	108	108
Income taxes payable	267	354
Current portion of operating lease liabilities	—	8,191
Current portion of financing (capital) lease liabilities	58	69
Current portion of long-term debt	19,660	18,065
Total current liabilities	52,878	64,916
Long-term debt, less current portion	234,030	228,091
Operating lease liabilities, less current portion	—	56,343
Financing (capital) lease liabilities, less current portion	105	133
Deferred income taxes	35,272	35,759
Deferred rent expense, long term	9,382	—
Contract liabilities, long-term	1,379	1,807
Deferred rent income, less current portion	4,049	3,979
Other long-term liabilities	64	546
Total liabilities	337,159	391,574
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,950,066 and 23,380,650 issued and 20,632,416 and 21,063,000 outstanding at December 31, 2018 and September 30, 2019, respectively	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2018 and September 30, 2019	56	56
Additional paid-in capital	245,220	246,509
Accumulated earnings	10,372	(18,115)
Treasury stock, at cost (2,317,650 shares at December 31, 2018 and September 30, 2019)	(34,006)	(34,006)
Total stockholders’ equity	221,869	194,671
Total liabilities and stockholders’ equity	$559,028	$586,245

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net broadcast revenue	$48,812	$47,679	$147,425	$142,854
Net digital media revenue	10,397	9,149	31,051	29,349
Net publishing revenue	6,319	7,288	17,119	17,062
Total net revenue	65,528	64,116	195,595	189,265
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $564 and $454 for the three months ended September 30, 2018 and 2019, respectively, and $1,699 and $1,426 for the nine months ended September 30, 2018 and 2019, respectively, paid to related parties)	37,158	37,310	110,151	111,466
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,021	7,282	24,792	22,988
Publishing operating expenses, exclusive of depreciation and amortization shown below	6,210	6,517	17,319	17,112
Unallocated corporate expenses, exclusive of depreciation and amortization shown below (including $41 and $27 for the three months ended September 30, 2018 and 2019, respectively, and $198 and $94 for the nine months ended September 30, 2018 and 2019, respectively, paid to related parties)	3,987	4,183	11,938	12,386
Depreciation	3,032	2,744	9,076	8,529
Amortization	1,604	1,147	4,558	3,567
Change in the estimated fair value of contingent earn-out consideration	—	(40)	72	(40)
Impairment of indefinite-lived long-term assets other than goodwill	—	1,915	—	1,915
Net (gain) loss on the disposition of assets	(759)	17,545	4,400	21,212
Total operating expenses	59,253	78,603	182,306	199,135
Operating income	6,275	(14,487)	13,289	(9,870)
Other income (expense):
Interest income	2	—	4	1
Interest expense	(4,507)	(4,410)	(13,779)	(13,206)
Gain on early retirement of long-term debt	—	—	234	426
Net miscellaneous income and (expenses)	1	—	(12)	19
Net income (loss) before income taxes	1,771	(18,897)	(264)	(22,630)
Provision for (benefit from) income taxes	564	1,108	(132)	697
Net income (loss)	$1,207	$(20,005)	$(132)	$(23,327)

Basic earnings (loss) per share data:
Basic earnings (loss) per share	$0.05	$(0.75)	$(0.01)	$(0.88)
Diluted earnings (loss) per share data:
Diluted earnings (loss) per share	$0.05	$(0.75)	$(0.01)	$(0.88)
Basic weighted average shares outstanding	26,183,910	26,616,696	26,177,565	26,442,791
Diluted weighted average shares outstanding	26,312,194	26,616,696	26,177,565	26,442,791

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Total
Stockholders’ equity, December 31, 2018	22,950,066	$227	5,553,696	$56	$245,220	$10,372	$(34,006)	$221,869
Stock-based compensation	—	—	—	—	176	—	—	176
Cash distributions	—	—	—	—	—	(1,702)	—	(1,702)
Net income	—	—	—	—	—	322	—	322
Stockholders’ equity, March 31, 2019	22,950,066	$227	5,553,696	$56	$245,396	$8,992	$(34,006)	$220,665
Distributions per share	$0.065		$0.065

Stock-based compensation	—	—	—	—	936	—	—	936
Options exercised	200	—	—	—	—	—	—	—
Lapse of restricted shares	389,061	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	(1,728)	—	(1,728)
Net (loss)	—	—	—	—	—	(3,644)	—	(3,644)
Stockholders’ equity, June 30, 2019	23,339,327	$227	5,553,696	$56	$246,332	$3,620	$(34,006)	$216,229
Distributions per share	$0.065		$0.065

Stock-based compensation	—	—	—	—	177	—	—	177
Options exercised	—	—	—	—	—	—	—	—
Lapse of restricted shares	41,323	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	(1,730)	—	(1,730)
Net (loss)	—	—	—	—	—	(20,005)	—	(20,005)
Stockholders’ equity, September 30, 2019	23,380,650	$227	5,553,696	$56	$246,509	$(18,115)	$(34,006)	$194,671
Distributions per share	$0.065		$0.065

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Total
Stockholders’ equity, December 31, 2017	22,932,451	$227	5,553,696	$56	$244,634	$20,370	$(34,006)	$231,281
Stock-based compensation	—	—	—	—	46	—	—	46
Options exercised	8,125	—	—	—	19	—	—	19
Cash distributions	—	—	—	—	—	(1,701)	—	(1,701)
Net income	—	—	—	—	—	828	—	828
Stockholders’ equity, March 31, 2018	22,940,576	$227	5,553,696	$56	$244,699	$19,497	$(34,006)	$230,473
Distributions per share	$0.065		$0.065

Stock-based compensation	—	—	—	—	126	—	—	126
Options exercised	625	—	—	—	2	—	—	2
Cash distributions	—	—	—	—	—	(1,701)	—	(1,701)
Net (loss)	—	—	—	—	—	(2,167)	—	(2,167)
Stockholders’ equity, June 30, 2018	22,941,201	$227	5,553,696	$56	$244,827	$15,629	$(34,006)	$226,733
Distributions per share	$0.065		$0.065

Stock-based compensation	—	—	—	—	191	—	—	191
Options exercised	8,865	—	—	—	22	—	—	22
Cash distributions	—	—	—	—	—	(1,702)	—	(1,702)
Net income	—	—	—	—	—	1,207	—	1,207
Stockholders’ equity, September 30, 2018	22,950,066	$227	5,553,696	$56	$245,040	$15,134	$(34,006)	$226,451
Distributions per share	$0.065		$0.065

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2019
OPERATING ACTIVITIES
Net income (loss)	$(132)	$(23,327)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock-based compensation	363	1,289
Depreciation and amortization	13,634	12,096
Amortization of deferred financing costs	855	766
Non-cash lease expense	—	6,735
Accretion of acquisition-related deferred payments and contingent consideration	24	2
Provision for bad debts	1,498	1,407
Deferred income taxes	(301)	487
Change in the estimated fair value of contingent earn-out consideration	72	(40)
Impairment of indefinite-lived long-term assets other than goodwill	—	1,915
Gain on early retirement of long-term debt	(234)	(426)
Net (gain) loss on the disposition of assets	4,400	21,212
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(3,829)	(2,363)
Inventories	(161)	(372)
Prepaid expenses and other current assets	(560)	338
Accounts payable and accrued expenses	7,224	4,504
Deferred rent expense	(235)	—
Operating lease liabilities	—	(7,983)
Contract liabilities	(2,380)	(1,710)
Deferred rent income	(69)	(130)
Other liabilities	(40)	(16)
Income taxes payable	69	87
Net cash provided by operating activities	20,198	14,471
INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(6,513)	(6,064)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(77)	(3)
Purchases of broadcast assets and radio stations	(6,534)	(35)
Purchases of digital media businesses and assets	(4,320)	(1,250)
Proceeds from sale of assets	8,518	4,202
Other	(398)	(725)
Net cash used in investing activities	(9,324)	(3,875)
FINANCING ACTIVITIES
Payments to repurchase 6.75% Senior Secured Notes	(9,550)	(6,123)
Proceeds from borrowings under ABL Facility	111,337	86,367
Payments on ABL Facility	(110,137)	(87,962)
Refund (payments) of debt issuance costs	(11)	(43)
Proceeds from the exercise of stock options	43	—
Payments of acquisition-related contingent earn-out consideration	(140)	—
Payments on financing lease liabilities	(73)	(65)
Payment of cash distribution on common stock	(5,104)	(5,160)
Book overdraft	2,775	2,280
Net cash used in financing activities	(10,860)	(10,706)
Net increase (decrease) in cash and cash equivalents	14	(110)
Cash and cash equivalents at beginning of year	3	117
Cash and cash equivalents at end of period	$17	$7

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$8,772	$8,568
Cash paid for interest on finance lease liabilities	$22	$7
Cash paid for income taxes	$99	$122
Other supplemental disclosures of cash flow information:
Barter revenue	$5,018	$4,113
Barter expense	$4,223	$3,673
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$77	$3
Deferred payments on acquisitions	$326	$—
Right-of-use assets acquired through operating leases	$—	$1,854
Right-of-use assets acquired through financing leases	$56	$14
Non-cash capital expenditures for property & equipment acquired under trade agreements	$90	$—

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

Information with respect to the three and nine months ended September 30, 2019 and 2018 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2018. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

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

Separating Consideration between Lease and Non-Lease Components

We elected to include the lease and non-lease components (or the fixed and variable consideration) as a single component accounted for as a lease. This practical expedient is elected by class of underlying assets as an accounting policy election and applies to all arrangements in that class of underlying assets that qualify for the expedient. ASC 842 provides this expedient to alleviate concerns that the costs and administrative burden of allocating consideration to the separate lease and non-lease components may not justify the benefit of more precisely reflecting the ROU asset and the lease liability.

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

Other indicators should be considered if we believe that the carrying amount of an asset (asset group) may not be recoverable.

Step 2 - Test for Recoverability

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

Step 3 - Measurement of an Impairment Loss

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

There were no indications of impairment during the period ended September 30, 2019.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which is also effective with the adoption of ASU 2016-13. In October 2019, the FASB voted to delay the implementation date for certain companies, including those that qualify as a smaller reporting company under SEC rules, until January 1, 2023, with revised ASU’s expected to be issued in November 2019. We expect to continue to qualify as a smaller reporting company and will adopt this ASU on its effective date of January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

NOTE 3.  RECENT TRANSACTIONS

During the nine month period ended September 30, 2019, we completed or entered into the following transactions:

Debt Transactions

Based on the then existing market conditions, we completed repurchases of the Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
March 28, 2019	$2,000	$1,830	91.50%	$37	$134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
	$6,670	$6,123		$122	$426

Equity Transactions

Based upon their current assessment of our business, our Board of Directors’ declared equity distributions as follows:

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
September 11, 2019	September 23, 2019	September 30, 2019	$0.0650	$1,730
May 14, 2019	June 14, 2019	June 28, 2019	0.0650	1,728
March 7, 2019	March 19, 2019	March 29, 2019	0.0650	1,702
				$5,160

Acquisitions

On September 27, 2019, we closed on the acquisition of KPAM-AM in Portland, Oregon, valued at $1.0 million, in a non-cash exchange for radio station KKOL-AM in Seattle, Washington. We began operating KPAM-AM under a Local Marketing Agreement (“LMA”) on January 2, 2018. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this station as of the LMA date within our broadcast segment.

On September 9, 2019, we closed on the acquisition of a construction permit for an FM translator in Louisville, Kentucky for $35,000 in cash. The FM translator will be used by WGTK-AM in Louisville, Kentucky.

On July 25, 2019, we acquired the Journeyboxmedia.com website and related assets for $0.5 million in cash. We recorded goodwill of approximately $4,000 associated with the expected synergies to be realized upon combining the operations of Journeyboxmedia.com into our digital media platform within Salem Web Network (“SWN”) and from brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

On July 10, 2019 we acquired selected assets from the digital content library from Steelehouse Productions, Inc. for $0.1 million in cash. We recorded goodwill of approximately $2,000 associated with the expected synergies to be realized upon combining the operations of Steelehouse Productions into our digital media platform with SWN and from brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

On June 6, 2019, we acquired the InvestmentHouse.com website and the related financial newsletter assets and deferred subscription liabilities for $0.6 million in cash. As part of the purchase agreement, we may pay an additional incentive payment equal to 10% of revenue earned in excess of a predetermined amount during the incentive period ending May 31, 2020. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of InvestmentHouse.com to achieve revenue in excess of the targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $2,500, which approximated the present value based on the earn-out period of less than twelve months. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

On March 18, 2019, we acquired the pjmedia.com website for $0.1 million in cash. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

A summary of our business acquisitions and asset purchases during the nine months ended September 30, 2019, none of which were individually or in the aggregate material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
September 27, 2019	KPAM-AM, Portland, Oregon (asset acquisition)	$965
September 9, 2019	FM Translator construction permit, Louisville, Kentucky (asset acquisition)	35
July 25, 2019	Journeyboxmedia.com (business acquisition)	500
July 10, 2019	Steelehouse Productions, Inc. (business acquisition)	100
June 6, 2019	InvestmentHouse.com (business acquisition)	553
March 18, 2019	pjmedia.com (asset acquisition)	100
		$2,253

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

Fair value estimates include the discounted cash flows expected to be generated by the assets over their expected useful lives based on historical experience, market trends and the impact of any synergies believed to be achieved from the acquisition. Acquisitions may include contingent consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts.

We may retain a third-party appraiser to estimate the fair value of the net assets acquired as of the acquisition date. As part of this valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various assets acquired. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third-party reports for reasonableness of the assigned values. We believe that these valuations and analysis provide appropriate estimates of the fair value for the net assets acquired as of the acquisition date.

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $48,000 during the nine month period ended September 30, 2019 compared to $0.2 million during the same period of the prior year, which are included in unallocated corporate expenses or broadcast operating expense based on the nature of the acquisition in the accompanying Condensed Consolidated Statements of Operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model as discussed in Note 4 – Contingent Earn Out Consideration. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 15 - Fair Value Measurements.

The following table summarizes the total acquisition consideration for the nine month period ended September 30, 2019:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$1,285
Non-cash consideration (asset exchange)	965
Present value of estimated fair value of contingent earn-out consideration	3
Total purchase price consideration	$2,253

The fair value of the net assets acquired was allocated as follows:

		Net Digital Media	Net Broadcast	Total
		Assets Acquired	Assets Acquired	Net Assets
		(Dollars in thousands)
Assets
	Property and equipment	$373	$348	$721
	Broadcast licenses	-	652	652
	Goodwill	6	-	6
	Customer lists and contracts	322	-	322
	Domain and brand names	99	-	99
	Subscriber base and lists	471	-	471
	Non-compete agreements	10	-	10
		$1,281	$1,000	$2,281
Liabilities
	Contract liabilities, short-term	(28)	-	(28)
		$1,253	$1,000	$2,253

Divestitures

On September 27, 2019, we closed on the exchange of radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. No cash was exchanged for the assets. We recognized a non-cash pre-tax loss of $1.3 million on the exchange based on the estimated fair value of KPAM-AM as compared to the carrying value of KKOL-AM and the closing costs. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of KKOL-AM as of the closing date from the broadcast operating segment. We programmed radio stations KPAM-AM and KKOV-AM in Portland, Oregon under LMAs beginning on January 2, 2018. The LMA’s terminated on March 30, 2018 when the radio stations were sold to another party. We entered a second LMA with the new owner as of March 30, 2018 to continue programming radio station KPAM-AM. The accompanying Condensed Consolidated Statements of Operations reflects the operating results of these stations during the LMA terms in the broadcast operating segment.

On September 26, 2019, we sold radio stations WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida for $8.2 million in cash. We recognized a pre-tax loss of $4.7 million, which reflects the sales price as compared to the carrying value of the assets of the radio stations and the closing costs. We received $0.4 million in cash upon closing. The remaining $7.8 million in cash was held in escrow until October 23, 2019 pending finalization of the assignment applications with the Federal Communications Commission (“FCC”). The accompanying Condensed Consolidated Statements of Operations excludes the operating results of these stations as of the closing date from the broadcast operating segment.

On September 18, 2019, we sold radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida for $0.9 million in cash. We recognized a pre-tax loss of $1.6 million, which reflects the sales price as compared to the carrying value of the radio station assets and the closing costs. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of WDYZ-AM (formerly WORL-AM) as of the closing date from the broadcast operating segment.

On August 15, 2019 we closed on the exchange of FM Translator W276CR, in Bradenton, FL for FM Translator W262CP in Bayonet Point, FL. No cash was exchanged for the assets.

On June 27, 2019, we sold a portion of land on our transmitter site in Miami, Florida, for $0.9 million in cash. We recognized a pre-tax gain of $0.4 million reflecting the sales price as compared to the carrying value of the land.

On May 14, 2019, we sold radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million in cash. The buyer began programming the station under a Time Brokerage Agreement (“TBA”) on April 12, 2019. We recorded an estimated pre-tax loss of $3.8 million on March 19, 2019, based on our plan to sell the station and the probability of the sale, which reflected the sales price as compared to the carrying value of the radio station assets and the estimated closing costs. We recorded an additional loss of $32,000 at closing based on the actual costs incurred. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this station as of TBA date from the broadcast operating segment.

On March 21, 2019, we sold Newport Natural Health, an e-commerce website operated by Eagle Wellness for $0.9 million in cash. We recognized a pre-tax gain of $0.1 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this entity as of the closing date from the digital media operating segment.

On February 28, 2019, we sold Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets. We received no cash from the buyer, who assumed all deferred subscription liabilities for Mike Turner’s investment products. We recognized a pre-tax loss of $0.2 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this entity as of the closing date from the digital media operating segment.

On February 27, 2019, we sold HumanEvents.com, a conservative opinion website for $0.3 million in cash. We recognized a pre-tax loss of $0.2 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs. The accompanying Condensed Consolidated Statements of Operations excludes the operating results of this entity as of the closing date from the digital media operating segment.

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

Pending Transactions

On August 13, 2019, we entered into an agreement to sell radio stations WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in  Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri for $8.7 million in cash. We recognized an estimated pre-tax loss of $9.9 million in the third quarter of 2019, which reflects the sales price as compared to the carrying value of the assets of the radio stations and the estimated closing costs. This transaction is subject to the approval of the FCC and is expected to close in the fourth quarter of 2019.

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

We will review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified. During the period ending September 30, 2019, we recorded a net increase of $700 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

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

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. During the period ending September 30, 2019, we recorded a net decrease of $30,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

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

We review the fair value of the contingent earn-out consideration quarterly over the earn-out period to compare actual revenues achieved and projected to the estimated revenues used in our forecasts. Any changes in the estimated fair value of the contingent earn-out consideration will be reflected in our results of operations in the period they are identified, up to the maximum future value outstanding under the contract of $0.1 million. We recorded an increase of $4,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for the period ended December 31, 2018. During the period ending

September 30, 2019, we recorded a net decrease of $10,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period.

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

Contract Assets

Contract Assets - Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At September 30, 2019, our prepaid commission expense was $0.6 million.

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

Significant changes in our contract liabilities balances during the period are as follows:

	Short-Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2019	$11,537	$1,379
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(7,145)	—
Additional amounts recognized during the period	14,392	590
Revenue recognized during the period that was recorded during the period	(9,569)	—
Transfers	162	(162)
Balance, end of period September 30, 2019	$9,377	$1,807

Amount refundable at beginning of period	$11,410	$1,379
Amount refundable at end of period	$9,287	$1,807

We expect to satisfy these performance obligations as follows:

For the Twelve Months Ended September 30,	Amount
(Dollars in thousands)
2020	$9,377
2021	667
2022	601
2023	248
2024	126
Thereafter	165
$11,184

Significant Financing Component

The length of our typical sales agreement is less than 12 months, however, we may sell subscriptions with two-year terms. The balance of our long-term contract liabilities represent the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between October 1, 2020 and September 30, 2024. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC Topic 606.

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

Trade and barter revenues and expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Net broadcast barter revenue	$1,384	$1,366	$4,915	$4,080
Net digital media barter revenue	—	—	93	—
Net publishing barter revenue	3	17	10	33

Net broadcast barter expense	$1,458	$1,199	$4,211	$3,667
Net digital media barter expense	3	—	3	—
Net publishing barter expense	7	5	9	6

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

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following table presents our revenues disaggregated by revenue source for each of our three operating segments:

	Nine Months Ended September 30, 2019
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:
Block Programming - National	$36,517	$—	$—	$36,517
Block Programming - Local	22,867	—	—	22,867
Spot Advertising - National	11,956	—	—	11,956
Spot Advertising - Local	38,467	—	—	38,467
Infomercials	1,091	—	—	1,091
Network	13,923	—	—	13,923
Digital Advertising	8,558	15,136	290	23,984
Digital Streaming	557	2,947	—	3,504
Digital Downloads and eBooks	—	4,196	1,232	5,428
Subscriptions	825	6,076	581	7,482
Book Sales and e-commerce, net of estimated sales returns and allowances	294	468	9,342	10,104
Self-Publishing Fees	—	—	4,258	4,258
Print Advertising	25	—	474	499
Other Revenues	7,774	526	885	9,185
	$142,854	$29,349	$17,062	$189,265

Timing of Revenue Recognition
Point in Time	$141,161	$29,301	$17,062	$187,524
Rental Income (1)	1,693	48	—	1,741
	$142,854	$29,349	$17,062	$189,265

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

e-Commerce. We recognize revenue from the sale of products sold through our digital platform. Payments for products are due in advance of shipping. We record a contract liability for customer payments received in advance of shipment. The time frame from the receipt of payment to shipment is typically one business day based on the time that an order is placed as compared to fulfillment. E-Commerce revenue is recognized at the time of shipment, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Revenue is reported net of estimated returns, which are based on our experience and historical return rates. Returned products are recorded in inventory if they are unopened and re-saleable with a corresponding reduction in the cost of goods sold.

Self-Publishing Fees. We recognize revenue from self-publishing services through Salem Author Services (“SAS”), including book publishing and support services to independent authors. Services include book cover design, interior layout, printing, distribution, marketing services and editing for print books and eBooks. As each book and related support services are unique to each author, authors must make payments in advance of the performance. Payments are typically made in installments over the expected production time line for each publication. We record contract liabilities equal to the amount of payments received, including those amounts that are fully or partially refundable. Contract liabilities were historically recorded under the caption “deferred revenue” and are reported as current liabilities or long-term liabilities on our consolidated financial statements based on the time to fulfill the performance obligations under terms of the contract. Refunds are limited based on the percentage completion of each publishing project.

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

The following table provides details of inventory on hand by segment:

	December 31, 2018	September 30, 2019
	(Dollars in thousands)
Regnery® Publishing book inventories	$1,317	$1,912
Reserve for obsolescence – Regnery® Publishing	(930)	(1,263)
Inventory, net - Regnery® Publishing	387	649
Newport Natural Health Wellness products	$354	$—
Reserve for obsolescence –Wellness products	(64)	—
Inventory, net –Wellness products	290	—
Consolidated inventories, net	$677	$649

NOTE 7.  PROPERTY AND EQUIPMENT

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment.

The following is a summary of the categories of our property and equipment:

	As of December 31, 2018	As of September 30, 2019
	(Dollars in thousands)
Land	$31,822	$30,913
Buildings	30,104	30,009
Office furnishings and equipment	36,756	36,758
Antennae, towers and transmitting equipment	85,998	78,055
Studio, production and mobile equipment	29,040	29,059
Computer software and website development costs	27,603	27,914
Record and tape libraries	17	12
Automobiles	1,570	1,453
Leasehold improvements	19,357	18,665
Construction-in-progress	4,833	5,957
	$267,100	$258,795
Less accumulated depreciation	(170,756)	(170,478)
	$96,344	$88,317

Depreciation expense was approximately $2.7 million and $3.0 million for the three month periods ended September 30, 2019 and 2018, respectively, and $8.5 million and $9.1 million for the nine month periods ended September 30, 2019 and 2018, respectively. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the period ended September 30, 2019.

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

Balance Sheet

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to operating lease ROU assets and operating lease liabilities of $65.0 million and $74.4 million, respectively. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expense and prepaid rent that was derecognized upon adoption. During the nine month period ended September 30, 2019, we recorded additional ROU assets and corresponding lease liabilities of $1.9 million.

Supplemental balance sheet information related to leases was as follows:

	September 30, 2019
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$8,224	$48,576	$56,800

Operating lease liabilities (current)	945	7,246	8,191
Operating lease liabilities (non-current)	7,462	48,881	56,343
Total operating lease liabilities	$8,407	$56,127	$64,534

Weighted Average Remaining Lease Term
Operating leases	8.8 years
Finance leases	3.4 years
Weighted Average Discount Rate
Operating leases	8.20%
Finance leases	4.54%

Lease Expense

The components of lease expense were as follows:

Nine Months Ended September 30, 2019
(Dollars in thousands)
Amortization of finance lease ROU Assets	$77
Interest on finance lease liabilities	7
Finance lease expense	84
Operating lease expense	10,389
Variable lease expense	712
Short-term lease expense	629
Total lease expense	$11,814

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,791
Operating cash flows from finance leases	11
Financing cash flows from finance leases	65
Leased assets obtained in exchange for new operating lease liabilities	$1,854
Leased assets obtained in exchange for new finance lease liabilities	14

Maturities

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2019, are as follows:

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2019 (Oct-Dec)	$416	$1,959	$2,375	$75	$2,450
2020	1,602	12,587	14,189	58	14,247
2021	1,619	11,485	13,104	45	13,149
2022	1,612	9,981	11,593	30	11,623
2023	1,169	8,909	10,078	8	10,086
Thereafter	6,112	37,992	44,104	—	44,104
Undiscounted Cash Flows	$12,530	$82,913	$95,443	$216	$95,659
Less: imputed interest	(4,123)	(26,786)	(30,909)	(14)	(30,923)
Total	$8,407	$56,127	$64,534	$202	$64,736
Reconciliation to lease liabilities:
Lease liabilities - current	$945	$7,246	$8,191	$69	$8,260
Lease liabilities - long-term	7,462	48,881	56,343	133	56,476
Total Lease Liabilities	$8,407	$56,127	$64,534	$202	$64,736

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

At September 30, 2019, we performed an interim review of broadcast licenses for certain markets with revenues that were trending below the forecasted amounts used in the 2018 year-end valuations. We also noted station sales that indicate potential declines in market-dependent multiples. We believe that the downward trend noted during the third quarter of 2019 was more likely to prevail throughout the remainder of 2019 as compared to prior periods when the trend was not as prevalent. We performed an assessment of the amount by which the prior year estimated fair value exceeded the carrying value of the broadcast license and the year-to-date market revenues as compared to the forecasted market revenue used in the prior year valuation under the start-up income approach.

Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 15 – Fair Value Measurements.

Based on our assessment, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 7 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to our operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

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

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2018	September 30, 2019
Risk-adjusted discount rate	9.0%	9.0%
Operating profit margin ranges	4.4% - 34.5%	4.3% - 30.7%
Long-term revenue growth rates	0.5% - 1.2%	0.7% - 1.1%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we determined that the carrying value of broadcast licenses in four of our market clusters were impaired as of the interim testing period ending September 30, 2019. We recorded an impairment charge of $1.9 million to the value of broadcast licenses in Louisville, Philadelphia, Portland and San Francisco. The impairment charges were driven in part by decreases in the projected long-term revenue growth rates in certain markets or by overall market performance during the first nine months of 2019 that was below the market participant estimates used in the year-end valuations in certain markets. We believe that these decreases are indicative of trends in the industry as a whole and not unique to our company or operations.

The table below presents the results of our interim impairment testing under the start-up income approach at September 30, 2019:

Market Cluster	Excess Fair Value September 30, 2019 Estimate
Cleveland, OH	1.5%
Little Rock	15.1%
Louisville, KY	(15.2)%
Philadelphia, PA	(0.8)%
Portland, OR	(2.2)%
Sacramento, CA	6.6%
San Francisco, CA	(3.4)%

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2018	Nine Months Ended September 30, 2019
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$486,455	$484,691
Accumulated loss on impairment, beginning of period	(105,541)	(108,375)
Balance after cumulative loss on impairment, beginning of period	380,914	376,316
Acquisitions of radio stations	6,270	616
Acquisitions of FM translators and construction permits	19	335
Abandoned capital projects	(40)	—
Dispositions of radio stations	(8,013)	(34,998)
Impairments based on the estimated fair value of broadcast licenses	(2,834)	(1,915)
Balance before cumulative loss on impairment, end of period	484,691	444,274
Accumulated loss on impairment, end of period	(108,375)	(103,920)
Balance after cumulative loss on impairment, end of period	$376,316	$340,354

NOTE 10. GOODWILL

We account for goodwill in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. There were no indications of impairment during the period ended September 30, 2019.

The following table presents the changes in goodwill including business acquisitions and dispositions as discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2018	Nine Months Ended September 30, 2019
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$28,453	$28,818
Accumulated loss on impairment, beginning of period	(2,029)	(2,029)
Balance after cumulative loss on impairment, beginning of period	26,424	26,789
Acquisitions of radio stations	7	—
Acquisitions of digital media entities	986	6
Dispositions of radio stations	(628)	(29)
Dispositions of digital media entities	—	(341)
Balance before cumulative loss on impairment, end of period	28,818	28,454
Accumulated loss on impairment, end of period	(2,029)	(2,029)
Balance after cumulative loss on impairment, end of period	$26,789	$26,425

NOTE 11. OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Other indefinite-lived intangible consists of mastheads, or the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our mastheads. We account for mastheads in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize mastheads, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. There were no indications of impairment during the period ended September 30, 2019.

NOTE 12. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of September 30, 2019
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,833	$(21,510)	$2,323
Domain and brand names	20,332	(17,347)	2,985
Favorable and assigned leases	2,188	(1,911)	277
Subscriber base and lists	9,886	(7,988)	1,898
Author relationships	2,771	(2,571)	200
Non-compete agreements	2,041	(1,758)	283
Other amortizable intangible assets	1,666	(1,462)	204
	$62,717	$(54,547)	$8,170

	As of December 31, 2018
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,673	$(21,798)	$2,875
Domain and brand names	21,358	(16,758)	4,600
Favorable and assigned leases	2,256	(1,953)	303
Subscriber base and lists	9,672	(7,198)	2,474
Author relationships	2,771	(2,454)	317
Non-compete agreements	2,048	(1,641)	407
Other amortizable intangible assets	1,666	(1,378)	288
	$64,444	$(53,180)	$11,264

Amortization expense was approximately $1.1 million and $1.6 million for the three month periods ended September 30, 2019 and 2018, respectively, and $3.5 million and $4.6 million for the nine month periods ended September 30, 2019 and 2018, respectively.

Based on the amortizable intangible assets as of September 30, 2019, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2019 (Oct – Dec)	$1,069
2020	3,265
2021	1,783
2022	1,146
2023	627
Thereafter	280
Total	$8,170

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

Based on the balance of the Notes currently outstanding, we are required to pay $15.7 million per year in interest on the Notes. As of September 30, 2019, accrued interest on the Notes was $5.2 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and nine month periods ended September 30, 2019, $0.2 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and nine month periods ended September 30, 2018, $0.2 million and $0.7 million, respectively of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
March 28, 2019	$2,000	$1,830	91.50%	$37	$134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27
	$23,100	$21,566		$461	$1,074

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

The ABL Facility is a five-year $30.0 million revolving credit facility due May 19, 2022, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue at a rate equal to a base rate or LIBOR rate plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings. The LIBOR rate scheduled to be discontinued at the end of calendar year 2021 would result in all outstanding borrowings subject to the higher base rate borrowing. We expect to amend the ABL prior to the LIBOR phaseout based on the ABL maturity date of May 19, 2022.

Availability under the ABL is subject to a borrowing base consisting of (a) 85% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of September 30, 2019, the amount available under the ABL was $26.2 million of which $18.1 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

We incurred debt issue costs of $0.8 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and nine month periods ended September 30, 2019, $50,000 and $0.2 million, respectively, of debt issue costs associated with the Notes was amortized to interest expense. During the three and nine month periods ended September 30, 2018, $53,000 and $0.2 million of debt issue costs associated with the Notes was recognized as interest expense. At September 30, 2019, the blended interest rate on amounts outstanding under the ABL Facility was 4.11%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2018	As of September 30, 2019
	(Dollars in thousands)
6.75% Senior Secured Notes	$238,570	$231,900
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(4,540)	(3,809)
6.75% Senior Secured Notes net carrying value	234,030	228,091
Asset-Based Revolving Credit Facility principal outstanding	19,660	18,065
Total long-term debt less unamortized debt issuance costs	253,690	246,156
Less current portion	(19,660)	(18,065)
Long-term debt less unamortized debt issuance costs, net of current portion	$234,030	$228,091

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2019:

•	$18.1 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;
•	$231.9 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and
•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2019 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2020	$18,065
2021	—
2022	—
2023	—
2024	231,900
Thereafter	—
$249,965

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

As of September 30, 2019, we did not have any outstanding derivative instruments.

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
•

Level 2 Inputs—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

•

Level 3 Inputs—unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

Under ASC 820, a fair value measurement of a nonfinancial asset considers a market participant’s ability to generate economic benefits by using the asset in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use. Therefore, fair value is a market-based measurement and not an entity-specific measurement. It is determined based on assumptions that market participants would use in pricing the asset or liability. The exit price objective of a fair value measurement applies regardless of the reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date.

As of September 30, 2019, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at September 30, 2019 was $231.9 million compared to the estimated fair value of $202.3 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	September 30, 2019
	Carrying Value	Fair Value Measurement Category
	on Balance Sheet	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$277	—	—	$277
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	19	—	—	19
Long-term debt less unamortized debt issuance costs	246,156	—	216,589	—

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

At December 31, 2018, we had net operating loss carryforwards for federal income tax purposes of approximately $148.1 million that expire in 2021 through 2038 and for state income tax purposes of approximately $783.8 million that expire in years 2019 through 2038. For financial reporting purposes at December 31, 2018, we had a valuation allowance of $5.4 million, net of federal benefit, to offset the deferred tax assets related to the state net operating loss carryforwards. Our evaluation was performed for tax years that remain subject to examination by major tax jurisdictions, which range from 2014 through 2017. As a result of our adjusted cumulative three-year pre-tax book loss as of September 30, 2019, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on this assessment, we concluded that additional deferred tax assets of $5.4 million are not more likely than not to be realized. As such, an additional valuation allowance of $5.4 million for a total valuation allowance of $10.8 million, is recorded for the period ended September 30, 2019.

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

Valuation Allowance (Deferred Taxes)

For financial reporting purposes a valuation allowance of $10.8 million offsets deferred tax assets at September 30, 2019. We regularly review our financial forecasts to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards.

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

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 Compensation—Stock Compensation. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$120	$43	$220	$229
Restricted stock shares compensation expense included in unallocated corporate expenses	—	100	—	523
Stock option compensation expense included in broadcast operating expenses	40	20	82	88
Restricted stock shares compensation expense included in broadcast operating expenses	—	—	—	383
Stock option compensation expense included in digital media operating expenses	27	12	50	58
Stock option compensation expense included in publishing operating expenses	4	2	11	8
Total stock-based compensation expense, pre-tax	$191	$177	$363	$1,289
Tax expense for stock-based compensation expense	(49)	(46)	(94)	(335)
Total stock-based compensation expense, net of tax	$142	$131	$269	$954

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

The fair value of each award is estimated as of the date of the grant using the Black-Scholes valuation model. The expected volatility reflects the consideration of the historical volatility of our common stock as determined by the closing price over a six to ten year term commensurate with the expected term of the award. Expected dividends reflect the amount of quarterly distributions authorized and declared on our Class A and Class B common stock as of the grant date. The expected term of the awards is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the award are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have used historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the valuation model. These estimates have approximated our actual forfeiture rates.

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Expected volatility	n/a	41.84%	50.45%	50.07%
Expected dividends	n/a	7.89%	15.75%	14.91%
Expected term (in years)	n/a	7.4	7.7	7.7
Risk-free interest rate	n/a	2.93%	1.71%	1.83%

Activity with respect to the Company’s option awards during the nine month period ended September 30, 2019 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2019	1,980,972	$4.63	$2.61	4.1 years	$—
Granted	38,750	1.80	0.30		—
Exercised	(200)	2.38	2.05		—
Forfeited or expired	(185,050)	5.81	4.14		$2
Outstanding at September 30, 2019	1,834,472	$4.47	$2.42	3.8 years	$—
Exercisable at September 30, 2019	1,264,344	$4.93	$2.79	2.5 years	$—
Expected to Vest	541,337	$4.49	$2.43	3.7 years	$—

On July 5, 2019, we issued 41,323 restricted shares that vested immediately to our Chief Executive Officer under an election made pursuant to his employment agreement. The fair value of the restricted stock award was measured based on the grant date market price of our common shares. The restricted stock award contains transfer restrictions under which they cannot be sold, pledged, transferred or assigned for two years. The restricted stock awards provide all of the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the date of grant.

On May 14, 2019, a restricted stock award of 119,049 shares was granted to our Chief Executive Officer and Chairman of the board that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned for 10 days. Recipients of these restricted stock awards were entitled to all the rights of absolute ownership of the restricted stock from the date of grant including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the date of grant.

On May 8, 2019, a restricted stock award of 270,012 shares was granted to certain members of management that vested immediately. The fair value of each restricted stock award was measured based on the grant date market price of our common shares and expensed as of the vesting date. These restricted stock awards contained transfer restrictions under which they could not be sold, pledged, transferred or assigned for 10 days. Recipients of these restricted stock awards were entitled to all the rights of absolute ownership of the restricted stock from the date of grant including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards were considered issued and outstanding from the date of grant.

Activity with respect to the Company’s restricted stock awards during the nine month period ended September 30, 2019 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2019	—	$—	—	$—
Granted	430,384	2.11	—	906
Lapsed	(389,061)	2.07	—	919
Forfeited	—	—	—	—
Outstanding at September 30, 2019	41,323	$2.42	1.76	$63

The aggregate intrinsic value represents the difference between the Company’s closing stock price on September 30, 2019 of $1.53 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended September 30, 2019 and 2018 was $0.7 million and $0.3 million, respectively.

As of September 30, 2019, there was $58,000 of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 19. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.2 million and $1.3 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine month periods ended September 30, 2019, respectively, in comparison to $0.2 million and $0.4 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine month periods ended September 30, 2018, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2018:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
September 11, 2019	September 30, 2019	$0.0650	$1,730
May 14, 2019	June 28, 2019	$0.0650	1,728
March 7, 2019	March 29, 2019	$0.0650	1,702
November 26, 2018	December 21, 2018	$0.0650	1,702
September 5, 2018	September 28, 2018	$0.0650	1,702
May 31, 2018	June 29, 2018	$0.0650	1,701
February 28, 2018	March 28, 2018	$0.0650	1,701

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

Options to purchase 1,834,472 and 1,989,472 shares of Class A common stock were outstanding at September 30, 2019 and 2018, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

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

The table below presents financial information for each operating segment as of September 30, 2019 and 2018 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2019
Net revenue	$47,679	$9,149	$7,288	$—	$64,116
Operating expenses	37,310	7,282	6,517	4,183	55,292
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the disposition of assets	$10,369	$1,867	$771	$(4,183)	$8,824
Depreciation	1,720	764	80	180	2,744
Amortization	8	929	210	—	1,147
Change in the estimated fair value of contingent earn-out consideration	—	(40)	—	—	(40)
Impairment of indefinite-lived long-term assets other than goodwill	1,915	—	—	—	1,915
Net (gain) loss on the disposition of assets	17,539	6	—	—	17,545
Net operating income (loss)	$(10,813)	$208	$481	$(4,363)	$(14,487)

Three Months Ended September 30, 2018
Net revenue	$48,812	$10,397	$6,319	$—	$65,528
Operating expenses	37,158	8,021	6,210	3,987	55,376
Net operating income (loss) before depreciation, amortization and net (gain) loss on the disposition of assets	$11,654	$2,376	$109	$(3,987)	$10,152
Depreciation	1,923	777	128	204	3,032
Amortization	9	1,370	225	—	1,604
Net (gain) loss on the disposition of assets	(759)	—	—	—	(759)
Net operating income (loss)	$10,481	$229	$(244)	$(4,191)	$6,275
	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Nine Months Ended September 30, 2019
Net revenue	$142,854	$29,349	$17,062	$—	$189,265
Operating expenses	111,466	22,988	17,112	12,386	163,952
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the disposition of assets	$31,388	$6,361	$(50)	$(12,386)	$25,313
Depreciation	5,399	2,302	289	539	8,529
Amortization	26	2,907	633	1	3,567
Change in the estimated fair value of contingent earn-out consideration	—	(40)	—	—	(40)
Impairment of indefinite-lived long-term assets other than goodwill	1,915	—	—	—	1,915
Net (gain) loss on the disposition of assets	20,951	260	1	—	21,212
Net operating income (loss)	$3,097	$932	$(973)	$(12,926)	$(9,870)

Nine Months Ended September 30, 2018
Net revenue	$147,425	$31,051	$17,119	$—	$195,595
Operating expenses	110,151	24,792	17,319	11,938	164,200
Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$37,274	$6,259	$(200)	$(11,938)	$31,395
Depreciation	5,692	2,346	388	650	9,076
Amortization	29	3,818	710	1	4,558
Change in the estimated fair value of contingent earn-out consideration	—	72	—	—	72
Net (gain) loss on the disposition of assets	4,400	—	—	—	4,400
Net operating income (loss)	$27,153	$23	$(1,298)	$(12,589)	$13,289

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2019
Inventories, net	$—	$—	$649	$—	$649
Property and equipment, net	73,383	6,301	817	7,816	88,317
Broadcast licenses	340,354	—	—	—	340,354
Goodwill	2,930	21,599	1,888	8	26,425
Other indefinite-lived intangible assets	—	—	277	—	277
Amortizable intangible assets, net	277	6,503	1,388	2	8,170

As of December 31, 2018
Inventories, net	$—	$290	$387	$—	$677
Property and equipment, net	81,269	6,184	933	7,958	96,344
Broadcast licenses	376,316	—	—	—	376,316
Goodwill	2,960	21,933	1,888	8	26,789
Other indefinite-lived intangible assets	—	—	277	—	277
Amortizable intangible assets, net	303	8,937	2,021	3	11,264

NOTE 22. SUBSEQUENT EVENTS

On October 31, 2019, we entered into an agreement to sell radio station WBZW-AM in Orlando, Florida, and an FM translator construction permit for $0.2 million in cash. We expect to recognize a pre-tax loss of approximately $1.7 million in the fourth quarter of 2019, which reflects the sale price as compared to the carrying value of the assets less the estimated closing costs. The transaction is subject to the approval of the FCC and is expected to close in mid-2020.

On October 17, 2019, we entered into a TBA with the buyer of radio station WWDJ-AM in Boston, Massachusetts, under which the buyer began programming the station on October 25, 2019. The TBA is expected to continue through the closing date.

On October 17, 2019, we entered into a TBA with the buyer of radio station KEXB-AM (formerly KTNO-AM) in Dallas, Texas, under which the buyer began programming the station on October 24, 2019. The TBA is expected to continue through the closing date.

On October 17, 2019, we entered into a TBA with the buyer of radio station WAFS-AM in Atlanta, Georgia, under which the buyer began programming the station on October 23, 2019. The TBA is expected to continue through the closing date.

On October 17, 2019, we entered into a TBA with the buyer of radio KRDY-AM in San Antonio, Texas, under which the buyer began programming the station on October 22, 2019. The TBA is expected to continue through the closing date.

On October 5, 2019, we issued 66,667 restricted shares that vested immediately to our Chief Executive Officer under an election made pursuant to his employment agreement. The fair value of the restricted stock award was measured based on the grant date market price of our common shares. The restricted stock award contains transfer restrictions under which they cannot be sold, pledged, transferred or assigned for two years. The restricted stock awards provide all of the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the date of grant.

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

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our ABL Facility, reductions in revenue forecasts, our ability to renew our broadcast licenses, changes in interest rates including the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, the timing of, our ability to complete any acquisitions or dispositions, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changes in consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, and the future write off of any material portion of the fair value of our FCC broadcast licenses and goodwill.

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

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;
•	the sale of digital streaming advertisements on websites and mobile applications;
•	the support and promotion to stream third-party content on our websites;
•	the sale of advertisements included in digital newsletters;
•	the digital delivery of newsletters to subscribers; and
•	the number of video and graphic downloads.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;
•	publishing fees from authors;
•	the sale of digital advertising on our magazine websites and digital newsletters;
•	subscription fees for our print magazine; and
•	the sale of print magazine advertising.

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

Nielsen Audio uses the Portable People Meter TM (“PPM”) technology to collect data for its ratings service. PPM is a small device that is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals encoded by the broadcaster. The PPM offers a number of advantages over traditional diary ratings collection systems, including ease of use, more reliable ratings data, shorter time periods between when advertising runs and actual listening data, and little manipulation of data by users. A disadvantage of the PPM includes data fluctuations from changes to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time. We subscribe to Nielsen Audio for ratings services in only 22 of our markets.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange air time or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter air time or digital campaign in favor of customers who purchase the air time or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the nine months ended September 30, 2019 and 2018, 97% of our broadcast revenue was sold for cash.

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

Publishing revenue is impacted by the number and the retail price of books and e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are published. Regnery® Publishing revenue is impacted by elections as it generates higher levels of interest and demand for publications containing conservative and political based opinions.

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

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 15.1% and 20.5%, respectively, of our net broadcast advertising revenue during the nine month period ended September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$48,812	$47,679	$147,425	$142,854
Net broadcast revenue – acquisitions	(10)	(28)	(257)	(274)
Net broadcast revenue – dispositions	(1,102)	(557)	(2,335)	(606)
Net broadcast revenue – format change	(543)	(593)	(999)	(1,102)
Same Station net broadcast revenue	$47,157	$46,501	$143,834	$140,872

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$37,158	$37,310	$110,151	$111,466
Broadcast operating expenses – acquisitions	(11)	(31)	(382)	(398)
Broadcast operating expenses – dispositions	(1,379)	(762)	(2,720)	(799)
Broadcast operating expenses – format change	(591)	(635)	(1,331)	(1,412)
Same Station broadcast operating expenses	$35,177	$35,882	$105,718	$108,857

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$11,654	$10,369	$37,274	$31,388
Station operating loss –acquisitions	1	3	125	124
Station operating loss – dispositions	277	205	385	193
Station operating loss – format change	48	42	332	310
Same Station – Station Operating Income	$11,980	$10,619	$38,116	$32,015

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$48,812	$47,679	$147,425	$142,854
Less broadcast operating expenses	(37,158)	(37,310)	(110,151)	(111,466)
Station Operating Income	$11,654	$10,369	$37,274	$31,388

Net digital media revenue	$10,397	$9,149	$31,051	$29,349
Less digital media operating expenses	(8,021)	(7,282)	(24,792)	(22,988)
Digital Media Operating Income	$2,376	$1,867	$6,259	$6,361

Net publishing revenue	$6,319	$7,288	$17,119	$17,062
Less publishing operating expenses	(6,210)	(6,517)	(17,319)	(17,112)
Publishing Operating Income (Loss)	$109	$771	$(200)	$(50)

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Reconciliation of Net Income (Loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income (loss)	$1,207	$(20,005)	$(132)	$(23,327)
Plus provision for (benefit from) income taxes	564	1,108	(132)	697
Plus net miscellaneous income and (expenses)	(1)	―	12	(19)
Plus (gain) on early retirement of long-term debt	―	―	(234)	(426)
Plus interest expense, net of capitalized interest	4,507	4,410	13,779	13,206
Less interest income	(2)	―	(4)	(1)
Net operating income (loss)	$6,275	$(14,487)	$13,289	$(9,870)
Plus net (gain) loss on the disposition of assets	(759)	17,545	4,400	21,212
Plus change in the estimated fair value of contingent earn-out consideration	―	(40)	72	(40)
Plus impairment of indefinite-lived long-term assets other than goodwill	―	1,915	―	1,915
Plus depreciation and amortization	4,636	3,891	13,634	12,096
Plus unallocated corporate expenses	3,987	4,183	11,938	12,386
Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$14,139	$13,007	$43,333	$37,699

Station Operating Income	$11,654	$10,369	$37,274	$31,388
Digital Media Operating Income	2,376	1,867	6,259	6,361
Publishing Operating Income (Loss)	109	771	(200)	(50)
	$14,139	$13,007	$43,333	$37,699

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Net income (loss)	$1,207	$(20,005)	$(132)	$(23,327)
Plus interest expense, net of capitalized interest	4,507	4,410	13,779	13,206
Plus provision for (benefit from) income taxes	564	1,108	(132)	697
Plus depreciation and amortization	4,636	3,891	13,634	12,096
Less interest income	(2)	—	(4)	(1)
EBITDA	$10,912	$(10,596)	$27,145	$2,671
Plus net (gain) loss on the disposition of assets	(759)	17,545	4,400	21,212
Plus change in the estimated fair value of contingent earn-out consideration	—	(40)	72	(40)
Plus impairment of indefinite-lived long-term assets other than goodwill	—	1,915	—	1,915
Plus net miscellaneous (income) and expenses	(1)	—	12	(19)
Plus (gain) on early retirement of long-term debt	—	—	(234)	(426)
Plus non-cash stock-based compensation	191	177	363	1,289
Plus ASC 842 lease adoption	—	—	—	171
Adjusted EBITDA	$10,343	$9,001	$31,758	$26,773

RESULTS OF OPERATIONS

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following factors affected our results of operations and cash flows for the three months ended September 30, 2019 as compared to the same period of the prior year:

Acquisitions, Divestitures and Other Transactions

•

On September 27, 2019, we closed on the exchange of radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. No cash was exchanged for the assets. We recognized a non-cash pre-tax loss of $1.3 million on the exchange based on the estimated fair value of KPAM-AM as compared to the carrying value of KKOL-AM and the closing costs.

•

On September 26, 2019, we sold radio stations WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida for $8.2 million in cash. We recognized a pre-tax loss of $4.7 million, which reflects the sales price as compared to the carrying value of the assets of the radio stations and the closing costs. We received $0.4 million in cash upon closing and will receive the remaining $7.8 million in cash upon finalization of the assignment applications with the FCC.

•

On September 18, 2019, we sold radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida for $0.9 million in cash. We recognized a pre-tax loss of $1.6 million, which reflects the sales price as compared to the carrying value of the radio station assets and the closing costs.

•	On August 15, 2019 we closed on the exchange of FM Translator W276CR, in Bradenton, FL for FM Translator W262CP in Bayonet Point, FL. No cash was exchanged for the assets.
•	On July 25, 2019, we acquired the Journeyboxmedia.com website and related assets for $0.5 million in cash.
•	On July 10, 2019 we acquired certain assets including a digital content library from Steelehouse Productions, Inc. for $0.1 million in cash.

Net Broadcast Revenue

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$48,812	$47,679	$(1,133)	(2.3)%	74.5%	74.4%
Same Station Net Broadcast Revenue	$47,157	$46,501	$(656)	(1.4)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,
	2018		2019
	(Dollars in thousands)
Block Programming:
National	$12,516	25.6%	$12,198	25.6%
Local	8,341	17.1	7,547	15.8
	20,857	42.7	19,745	41.4
Broadcast Advertising:
National	3,870	7.9	3,968	8.3
Local	13,435	27.5	12,781	26.8
	17,305	35.4	16,749	35.1
Station Digital (local)	2,221	4.6	3,738	7.8
Infomercials	458	0.9	340	0.8
Network	4,902	10.1	4,662	9.8
Other Revenue	3,069	6.3	2,445	5.1
Net Broadcast Revenue	$48,812	100.0%	$47,679	100.0%

Block programming revenue declined by $1.1 million including a $0.8 million decline in local programming revenue and a $0.3 million decline in national programming revenue. Declines in local programming revenue include a $0.4 million decrease from our Christian Teaching and Talk format radio stations, a $0.2 million decrease from our News Talk format radio stations and a $0.1 million decrease from our Business format radio stations. The declines were due to the impact of stations that we no longer operate and program cancellations, including certain programs discontinuing their ministry efforts and due to what we believe is increased competition from other broadcasters and podcasts. Declines in national programming revenue, also resulting from an increase in competition from other broadcasters, include a $0.2 million decrease from our Christian Teaching and Talk format radio stations and a $0.1 million decrease from our Business format radio stations.

Total advertising revenue, net of agency commissions, declined by $0.5 million, including a $0.4 million decline in political advertising. Excluding political, the $0.1 million net decline includes a $0.4 million decline in local advertising offset by a $0.3 million increase in national advertising revenue. Declines in local advertising net of political, include a $0.1 million decline from our Contemporary Christian Music (“CCM”) format radio stations that were largely attributable to lower spot rates charged due to competition from other broadcasters that offer lower rates primarily in the Dallas market and a $0.1 million decline from the sale of radio station KGBI-FM in Omaha, Nebraska, and a $0.2 million decline from our News Talk format radio stations primarily in our Chicago and Los Angeles markets.

Station digital revenue, or local digital revenue generated from our radio stations and networks, increased by $1.5 million from the growth of digital product offerings through Salem Surround, our national multimedia digital advertising agency launched in 2018 that provides digital marketing services to our customers. We continue to expand our digital product offerings including social media campaigns, search engine optimization, retargeted advertising and other services to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. There were no significant changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the same period of the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, exclusive of digital, declined by $0.2 million due to a $0.6 million decline in political advertising that was offset with a $0.4 million increase in national spot sales for network programs.

Other revenue declined by $0.6 million due to a $0.4 million decrease in event revenue due to a reduction in the number of events held, a $0.1 million decrease in listener purchase program revenue due to lower demand from listeners to participate in sales incentives and discounts offered under vendor discount programs, and a $0.1 million decrease in LMA fees associated with radio station WQVN-AM, Miami, Florida, which was sold on August 28, 2018. Event revenue varies from period to period based on the nature and timing of the events, audience demand, and in some cases, the weather that can affect attendance.

On a Same Station basis, net broadcast revenue decreased $0.7 million, which reflects these items net of the impact of stations acquired or disposed and net of the impact of stations subject to format changes.

Net Digital Media Revenue

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,397	$9,149	$(1,248)	(12.0)%	15.9%	14.3%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended September 30,
	2018		2019
	(Dollars in thousands)
Digital Advertising, net	$5,282	50.8%	$4,820	52.7%
Digital Streaming	1,053	10.1	966	10.5
Digital Subscriptions	2,253	21.7	2,005	21.9
Digital Downloads	1,226	11.8	1,232	13.5
e-commerce	491	4.7	25	0.3
Other Revenues	92	0.9	101	1.1
Net Digital Media Revenue	$10,397	100.0%	$9,149	100.0%

Digital advertising revenue, net of agency commissions, or national digital revenue generated from SWN, related content sites and digital publications, decreased by $0.5 million on a consolidated basis. SWN digital advertising revenue declined by $0.6 million including a $0.2 million decline in digital banner advertising and a $0.4 million decline in digital email advertising revenue due to a reduction in the number of advertisements placed. This was offset by a $0.1 million net increase from our conservative opinion websites within Townhall Media, which includes a $0.2 million increase from our March 2019 acquisition of pjmedia.com partially offset by $0.1 million consolidated decline that includes the impact of the February 27, 2019 sale of HumanEvents.com. Reductions in the number of advertisements placed are the result of advertisers moving spending to digital programmatic advertisers, specifically Facebook and Google, and advertisers deciding to cut or eliminate advertising on political content websites. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian and Conservative mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Acquisitions of mobile applications and digital media assets are discussed in Note 3 of our Condensed Consolidated Financial Statements. Because mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop, our growth in mobile page views exceeds our growth in revenue generated from mobile applications.

Digital streaming revenue decreased by $0.1 million as compared to the same period of the prior year based on lower usage of content available from our Christian content websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue decreased by $0.2 million on a consolidated basis reflecting a $0.3 million decline in revenue from a reduction in the number of subscribers including a 20% decline in subscribers to Dr. Mark Skousen and a 37% decline in subscribers to James Woods, offset with a $0.1 million increase in revenue from our June 2019 acquisition of InvestmentHouse.com.

Digital download revenue was consistent with the same period of the prior year including a $0.1 million increase from our acquisition of Childrens-Ministry-Deals.com in July 2018 offset by a $0.1 million decline from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. There were no significant changes in rates as compared to the same period of the prior year.

E-commerce revenue decreased by $0.5 million due to the sale of Newport Natural Health, an e-commerce website operated by Eagle Wellness in the first quarter of 2019.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. There were no changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$6,319	$7,288	$969	15.3%	9.6%	11.4%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended September 30,
	2018		2019
	(Dollars in thousands)
Book Sales	$6,089	96.4%	$6,129	84.1%
Estimated Sales Returns & Allowances	(2,472)	(39.1)	(1,958)	(26.9)
Net Book Sales	3,617	57.3	$4,171	57.2
E-Book Sales	513	8.1	764	10.5
Self-Publishing Fees	1,451	23.0	1,533	21.0
Print Magazine Subscriptions	216	3.4	188	2.6
Print Magazine Advertisements	186	2.9	194	2.7
Digital Advertising	110	1.7	108	1.5
Other Revenue	226	3.6	330	4.5
Net Publishing Revenue	$6,319	100.0%	$7,288	100.0%

On a consolidated basis, net book sales increased by $0.5 million, including a $0.6 million net increase from Regnery® Publishing offset by a $0.1 million decline from Salem Author Services. Regnery® Publishing book sales reflect a 134% increase in volume with a 21% increase in the average price per unit sold. Book sales through Regnery® Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The decline in book sales from Salem Author Services was due to a reduction in the number of new authors obtained and a decline in the number of books sold.

Sales of e-books through Regnery® Publishing increased by $0.3 million. E-book sales vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees increased $0.1 million due to an increase in the number of authors adding services, such as social media and banner advertising, to promote their publications.

Declines in print magazine subscription revenue reflect lower sales volume from declining consumer demand and distribution levels.

Print magazine advertisements were consistent with the same period of the prior year with no notable changes in volume or rates.

Digital adverting revenue was consistent with the same period of the prior year with no notable changes in volume or rates.

Other revenue includes change fees, video trailers, public-relation services and website revenues. Regnery® Publishing recognized an increase of $0.1 million in other revenues from royalties. There were no changes in volume or rates as compared to the same period of the prior year.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$37,158	$37,310	$152	0.4%	56.7%	58.2%
Same Station Broadcast Operating Expenses	$35,177	$35,882	$705	2.0%

Broadcast operating expenses increased by $0.2 million including a $0.6 million increase in costs associated with Salem Surround, a $0.1 million increase in FCC filing fees and a $0.1 million increase in production and programming expenses, that were offset by a $0.5 million decrease in advertising and a $0.1 million decrease in acquisition-related expenses.

On a same-station basis, broadcast operating expenses increased by $0.7 million. This increase reflects these expenses net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,021	$7,282	$(739)	(9.2)%	12.2%	11.4%

Digital media operating expense declined by $0.7 million including a $0.3 million decrease in costs of sales consistent with lower revenues and the sale of Newport Natural Health, a $0.1 million decrease in fees for streaming, hosting and software, a $0.1 million decrease in advertising and promotional expenses and a $0.1 million decrease in professional services.

Publishing Operating Expenses

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$6,210	$6,517	$307	4.9%	9.5%	10.2%

Publishing operating expenses increased by $0.3 million of which $0.3 million was due to an increase in the consolidated cost of goods sold associated with the higher sales volume from Regnery® Publishing. The gross profit margin for Regnery® Publishing decreased to 60% for the three months ended September 30, 2019 compared to 64% for the same period of the prior year. Regnery® Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our self-publishing entities was 70% for the three months ended September 30, 2019, as compared to 68% for the same period of the prior year due to lower costs of sales. Additionally, there was a $0.3 million increase in commissions which was offset by a $0.1 million decline in travel and entertainment-related expenses and a $0.1 million decline in advertising and promotion expenses.

Unallocated Corporate Expenses

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,987	$4,183	$196	4.9%	6.1%	6.5%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.2 million includes higher health care costs and professional services such as accounting and public reporting costs.

Depreciation Expense

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,032	$2,744	$(288)	(9.5)%	4.6%	4.3%

Depreciation expense declined by $0.3 million compared to the same period of the prior year due to the depreciation expense recognized in 2018 on data processing equipment and computer software that were fully depreciated by the end of 2018. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,604	$1,147	$(457)	(28.5)%	2.4%	1.8%

Amortization expense declined by $0.5 million on a consolidated basis due to a $0.5 million decrease in the current period for domain names, customer lists and contracts and subscriber base lists that were fully amortized at or near the beginning of the 2019 calendar year that were included in the prior year amortization expense that were offset by amortization of $0.1 million for intangible assets acquired with Childrens-Ministry-Deals.com in July 2018 and Hilary Kramer in August 2018. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$—	$(40)	$(40)	(100.0)%	—%	(0.1)%

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

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$1,915	$1,915	100.0%	—%	3.0%

We performed an interim review of certain broadcast licenses in September 2019 based on market revenues that were trending below the forecasted amounts used in our 2018 year-end valuations. We recorded an impairment charge of $1.9 million in our Louisville, Philadelphia, Portland and San Francisco markets.

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$(759)	$17,545	$18,304	(2,411.6)%	(1.2)%	27.4%

The net loss on the disposition of assets of $17.5 million for the three month period ended September 30, 2019 which includes a $9.9 million estimated pre-tax loss for the pending sale of radio stations WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in  Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri, the $4.7 million pre-tax loss from the sale of radio stations WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida, a $1.6 million pre-tax loss from the sale of radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida and a $1.3 million pre-tax loss on the exchange of radio station KKOL-AM in Seattle, Washington for KPAM-AM in Portland, Oregon.

The net gain on the disposition of assets of $0.8 million for the three months period ended September 30, 2018, reflects the impact of the sale of radio station KGBI-FM in Omaha, Nebraska that was adjusted as of the closing date based on the actual assets sold and a reduction in liabilities associated with the radio station and various other fixed asset disposals.

Other Income (Expense)

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$2	$—	$(2)	(100.0)%	—%	—%
Interest Expense	(4,507)	(4,410)	97	(2.2)%	(6.9)%	(6.9)%
Net Miscellaneous Income and (Expenses)	1	—	(1)	(100.0)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $0.1 million reflects the impact of the lower outstanding balance on the Notes, the outstanding balances on the ABL, and finance lease obligations outstanding during the period ended September 30, 2019. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges. The LIBOR rate scheduled to be discontinued at the end of calendar year 2021 would result in all outstanding borrowings subject to the higher base rate borrowing. We expect to amend the ABL prior to the LIBOR phaseout based on the ABL maturity date of May 19, 2022.

Net miscellaneous income and expenses includes miscellaneous receipts including usage fees for real estate properties and other miscellaneous expenses.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$564	$1,108	$544	96.5%	0.9%	1.7%

Our provision for income taxes increased $0.5 million to $1.1 million for the three months ended September 30, 2019 compared to $0.6 million for the same period of the prior year. As a result of our adjusted cumulative three-year pre-tax book loss as of September 30, 2019, we performed a review of our valuation allowance. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (5.9)% for the three months ended September 30, 2019 compared to 31.8% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (5.9)% includes a federal income tax benefit generated from operations of $3.9 million, a state income tax benefit generated from operations of $0.4 million and an additional valuation allowance of $4.6 million for federal and $0.8 million for state. The state income tax provision is an accumulation of applicable state income taxes calculated in accordance with each state’s tax laws and each state’s pre-tax income that ranges from various losses to income levels.

Net Income (Loss)

	Three Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$1,207	$(20,005)	$(21,212)	(1,757.4)%	1.8%	(31.2%)

Net loss increased by $21.2 million to $20.0 million for the three months ended September 30, 2019 compared to net income of $1.2 million during the same period of the prior year as described above.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following factors affected our results of operations and cash flows for the nine months ended September 30, 2018 as compared to the same period of the prior year:

Financing

Based on the then existing market conditions, we completed repurchases of $6.7 million in principal of the Notes at amounts less than face value as shown below during the nine months ended September 30, 2019 as compared to repurchases of $16.4 million in principal during the nine months ended September 30, 2018:

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

Acquisitions, Divestitures and Other Transactions

•

On September 27, 2019, we closed on the exchange of radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. No cash was exchanged for the assets. We recognized a non-cash pre-tax loss of $1.3 million on the exchange based on the estimated fair value of KPAM-AM as compared to the carrying value of KKOL-AM and the closing costs.

•

On September 26, 2019, we sold radio stations WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida for $8.2 million in cash. We recognized a pre-tax loss of $4.7 million, which reflects the sales price as compared to the carrying value of the assets of the radio stations and the closing costs. We received $0.4 million in cash upon closing and will receive the remaining $7.8 million in cash upon finalization of the assignment applications with the FCC.

•

On September 18, 2019, we sold radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida for $0.9 million in cash. We recognized a pre-tax loss of $1.6 million, which reflects the sales price as compared to the carrying value of the radio station assets and the closing costs.

•	On August 15, 2019 we closed on the exchange of FM Translator W276CR, in Bradenton, FL for FM Translator W262CP in Bayonet Point, FL. No cash was exchanged for the assets.
•	On July 25, 2019, we acquired the Journeyboxmedia.com website and related assets for $0.5 million in cash.
•	On July 10, 2019 we acquired certain assets including a digital content library from Steelehouse Productions, Inc. for $0.1 million in cash.
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

Net Broadcast Revenue

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$147,425	$142,854	$(4,571)	(3.1)%	75.4%	75.5%
Same Station Net Broadcast Revenue	$143,834	$140,872	$(2,962)	(2.1)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2018		2019
	(Dollars in thousands)
Block Programming:
National	$37,318	25.3%	$36,517	25.6%
Local	24,643	16.7	22,867	16.0
	61,961	42.0	59,384	41.6
Broadcast Advertising:
National	12,126	8.2	11,956	8.4
Local	41,224	28.0	38,467	26.9
	53,350	36.2	50,423	35.3
Station Digital	6,497	4.4	10,234	7.2
Infomercials	1,464	1.0	1,091	0.8
Network	14,501	9.8	13,923	9.7
Other Revenue	9,652	6.6	7,799	5.5
Net Broadcast Revenue	$147,425	100.0%	$142,854	100.0%

The net decline in block programming revenue of $2.6 million reflects a $1.8 million decline in local programming revenue and a $0.8 million decline in national programming revenue. The decline in local programming revenue includes $0.1 million previously generated from stations that we no longer operate (KCRO-AM and KOTK-AM, in Omaha, Nebraska and KHTE-FM, in Little Rock, Arkansas) and the remainder from certain programs discontinuing their ministry efforts and due to what we believe is increased competition from other broadcasters and podcasts. The decrease in national programming revenue includes a $0.5 million decrease from our Christian Teaching and Talk format radio stations impacted by the October 31, 2018 sale of KCRO-AM in Omaha, Nebraska and a $0.2 million decrease from our Business format radio stations that are impacted by restrictions on the nature and type of content that can be placed and a $0.1 million decrease from our Contemporary Christian Music radio station formats.

Total advertising revenue, net of agency commissions, declined by $2.9 million, which includes a $1.4 million decrease in political advertising. Excluding political advertising, the $1.5 million net decline includes a $2.1 million decline in local advertising offset by a $0.6 million increase in national advertising revenue. Declines in local advertising net of political, include a $0.5 million decline from our CCM format radio stations that were largely attributable to lower spot rates charged due to competition from other broadcasters that offer lower rates primarily in the Dallas and Los Angeles markets, a $0.8 million decline from our News Talk format radio stations, a $0.2 million decline from our Christian Teaching and Talk format radio stations and a $0.2 million decrease in our Business News format radio stations. Additionally, $0.4 million of the decline resulted from the sale of radio station KGBI-FM in Omaha, Nebraska.

Station digital revenue, or local digital revenue generated from our radio stations and networks, increased by $3.7 million from the growth of digital product offerings through Salem Surround, our national multimedia digital advertising agency launched in 2018 that provides digital marketing services to our customers. We continue to expand our digital product offerings including social media campaigns, search engine optimization, retargeted advertising and other services to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. There were no significant changes in rates as compared to the same period of the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the same period of the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, declined by $0.6 million from a $0.6 million decline in network political advertising. Net of the impact of political advertising, network revenue is consistent with that of the same period of the prior year. The unfavorable impact to network revenue from the change in network hosts effective January 1 of this year has now been eliminated.

Other revenue declined by $1.9 million due to a $0.9 million decrease in event revenue due to a reduction in the number of events held, a $0.6 million decrease in listener purchase program revenue due to lower demand from listeners to participate in sales incentives and discounts offered under vendor discount programs, a $0.3 million decrease in LMA fees associated with radio station WQVN-AM, Miami, Florida, which was sold on August 28, 2018 and a $0.1 million decrease in talent fees, offset by a $0.1 million increase in broadcast tower lease revenue. Event revenue varies from period to period based on the nature and timing of the events, audience demand, and in some cases, the weather that can affect attendance.

On a Same Station basis, net broadcast revenue decreased $2.9 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$31,051	$29,349	$(1,702)	(5.5)%	15.9%	15.5%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Nine Months Ended September 30,
	2018		2019
	(Dollars in thousands)
Digital Advertising, net	$16,159	52.0%	$15,136	51.6%
Digital Streaming	3,316	10.7	2,947	10.0
Digital Subscriptions	6,052	19.5	6,076	20.7
Digital Downloads	3,722	12.0	4,196	14.3
e-commerce	1,533	4.9	468	1.6
Other Revenues	269	0.9	526	1.8
Net Digital Media Revenue	$31,051	100.0%	$29,349	100.0%

Digital advertising revenue, net of agency commissions, or national digital revenue, declined by $1.0 million on a consolidated basis including a $1.0 million decline from Salem Web Network and a $0.1 million net decline from our conservative opinion websites within Townhall Media offset by a $0.1 million increase from Eagle Financial Publications. The net decline from Townhall Media includes a $0.3 million increase from our March 2019 acquisition of pjmedia.com offset by $0.4 million consolidated decline that includes the impact of the February 27, 2019 sale of HumanEvents.com. Declines in national digital is attributable to a loss of advertisers who have moved spending to digital programmatic advertisers, specifically Facebook and Google, and a loss of advertisers who have decided to reduce or eliminate advertising on political content websites such as ours. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Acquisitions of mobile applications and digital media assets are discussed in Note 3 of our Condensed Consolidated Financial Statements. Mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop. As a result, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.4 million as compared to the same period of the prior year based on lower usage of content available on our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription was consistent with the same period of the prior year on a consolidated basis. We generated a $0.8 million increase in revenues from our August 2018 acquisition of Hilary Kramer financial newsletter and a $0.1 million increase in revenue from our June 2019 acquisition of InvestmentHouse.com. This growth was offset with a $0.9 million decline in revenue from a reduction in the number of subscribers including a 20% decline in the number of subscribers to Dr. Mark Skousen and a 37% decline in the number of subscribers to James Woods.

Digital download revenue increased by $0.5 million overall including a $0.8 million increase from our acquisition of Childrens-Ministry-Deals.com in July 2018 that was offset by a $0.3 million decrease from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. There were no significant changes in rates as compared to the same period of the prior year.

E-commerce revenue decreased by $1.1 million due to the sale of Newport Natural Health, an e-commerce website operated by Eagle Wellness in the first quarter of 2019.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. We recognized revenue of $0.2 million related to transfer services provided to the buyer of Newport Natural Health. There were no changes in volume or rates as compared to the same period of the prior year.

Net Publishing Revenue

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$17,119	$17,062	$(57)	(0.3)%	8.8%	9.0%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Nine Months Ended September 30,
	2018		2019
	(Dollars in thousands)
Book Sales	$13,693	80.0%	$13,638	79.9%
Estimated Sales Returns & Allowances	(4,020)	(23.5)	(4,296)	(25.2)
Net Book Sales	9,673	56.5	$9,342	54.7
E-Book Sales	1,155	6.7	1,232	7.2
Self-Publishing Fees	4,231	24.7	4,258	25.0
Print Magazine Subscriptions	699	4.1	581	3.4
Print Magazine Advertisements	454	2.7	474	2.8
Digital Advertising	346	2.0	290	1.7
Other Revenue	561	3.3	885	5.2
Net Publishing Revenue	$17,119	100.0%	$17,062	100.0%

On a consolidated basis, net book sales declined by $0.3 million that includes a $0.4 million decline from Salem Author Services which was offset by a $0.1 million net increase from Regnery Publishing. Regnery Publishing book sales reflect a 4% increase in the average price per unit sold with a 4% decrease in volume. Sales of books through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The $0.3 million decrease in the estimated sales returns and allowances was based on a lower number of sales of Regnery Publishing print books. The $0.4 million decline in book sales from Salem Author Services was due to a reduction in the number of new authors obtained and the number of books sold with no significant changes in sale prices as compared to the same period of the prior year.

Regnery Publishing e-book sales increased by $0.1 million due to a 10% increase in sales volume which was partially offset by 11% decrease in the average price per unit sold from sales incentives offered during the period. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees remained consistent compared to the same period of the prior year. Self-publishing fees charged to authors were comparable with the same period of the prior year.

Declines in print magazine subscription revenues reflect lower consumer demand and distribution levels which is offset by the stabilization of the print magazine advertisements. There were no significant changes in print magazine advertising revenues.

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

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$110,151	$111,466	$1,315	1.2%	56.3%	58.9%
Same Station Broadcast Operating Expenses	$105,718	$108,857	$3,139	3.0%

Broadcast operating expenses increased by $1.3 million overall including a $1.6 million increase in costs associated with Salem Surround. We continue to invest in Salem Surround, our multi-media advertising agency due to growth in revenue and digital product offerings. Broadcast operating expense net of Salem Surround decreased by $0.3 million overall including a $0.3 million increase in employee-related expenses from non-cash stock based compensation, a $0.4 million net increase in lease expense, a $0.4 million increase in production and programming expenses and a $0.3 million increase in music license fees, that were offset by a $1.3 million decrease in advertising expenses, a $0.3 million decrease in acquisition-related expenses and a $0.1 million decrease in professional services.

On a same-station basis, broadcast operating expenses increased by $3.1 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$24,792	$22,988	$(1,804)	7.3%	12.7%	12.1%

The overall decline of $1.8 million in digital media operating expenses was consistent with lower revenues. Cost of sales decreased by $0.9 million decrease including the impact of the sale of Newport Natural Health, advertising and promotional expenses decreased $0.3 million, facility-related expenses decreased $0.2 million, streaming and hosting fees decreased $.1 million and bad debt expenses decreased by $0.1 million.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$17,319	$17,112	$(207)	(1.2)%	8.9%	9.0%

Publishing operating expenses declined $0.2 million due to a $0.3 million increase in cost of goods sold from higher book sales from Regnery® Publishing that was offset with a $0.2 million decline in cost of goods sold from Salem Author Services due to a lower volume of sales and a $0.1 million cost of goods sold decline from Salem Publishing. The gross profit margin for Regnery Publishing was 57% for the nine months ended September 30, 2019 as compared to 58% for the same period of the prior year. Regnery Publishing margins are impacted by the volume of e-book sales, which have higher margins due to the nature of delivery and lack of sales returns and allowances. The gross profit margin for our Salem Author Services was consistent at 68% for the nine months ended September 30, 2019 as compared to 67% for the same period of the prior year due to lower costs of sales. Additionally, there was a $0.2 million increase in commissions that was offset with a $0.3 million decline overall in advertising and promotion expenses and a $0.2 million decline in payroll-related expenses due to reductions in headcount.

Unallocated Corporate Expenses

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$11,938	$12,386	$448	3.8%	6.1%	6.5%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.4 million includes a $0.5 million increase in non-cash stock-based compensation associated with restricted stock awards and a $0.2 million increase in professional services that was offset by a $0.2 million decrease in travel and entertainment-related expense and a $0.1 million decrease in employee-related benefits associated with the cash surrender value of split-dollar life insurance.

Depreciation Expense

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$9,076	$8,529	$(547)	(6.0)%	4.6%	4.5%

Depreciation expense declined by $0.6 million compared to the same period of the prior year due to the depreciation expense recognized in 2018 on data processing equipment and computer software that were fully depreciated by the end of 2018. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$4,558	$3,567	$(991)	(21.7)%	2.3%	1.9%

Amortization expense declined by $1.0 million compared to the same period of the prior year. Decreases in amortization expense reflect fully amortized domain names, customer lists and contracts and subscriber base lists that have estimated useful lives of three to five years. These items were fully amortized at or near the beginning of the 2019 calendar year resulting in lower amortization expense for this year. This was offset by acquisitions, including Childrens-Ministry-Deals.com in July 2018 and Hilary Kramer in August 2018. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$72	$(40)	$(112)	(155.6)%	—%	—%

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

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long Term Assets Other Than Goodwill	$—	$1,915	$1,915	100.0%	—%	1.0%

We performed an interim review of certain broadcast licenses in September 2019 based on market revenues that were trending below the forecasted amounts used in our 2018 year-end valuations. We recorded an impairment charge of $1.9 million in our Louisville, Philadelphia, Portland and San Francisco markets.

Net (Gain) Loss on the Disposition of Assets

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$4,400	$21,212	$16,812	382.1%	2.2%	11.2%

The net loss on the disposition of assets of $21.2 million for the nine month period ended September 30, 2019 includes a $9.9 million estimated pre-tax loss for the pending sale of radio stations WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in  Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri, the $4.7 million pre-tax loss from the sale of radio stations WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida, a $3.8 million pre-tax loss on the sale of radio station WSPZ-AM in Washington, D.C., a $1.6 million pre-tax loss from the sale of radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida, a $1.3 million pre-tax loss on the exchange of radio station KKOL-AM in Seattle, Washington for KPAM-AM in Portland, Oregon, a $0.2 million pre-tax loss on the sale Mike Turner’s line of investment products and a $0.2 million pre-tax loss on the sale of HumanEvents.com that was partially offset by a $0.4 million pre-tax gain on the sale of a portion of land on our transmitter site in Miami, Florida and a $0.1 million pre-tax gain on the sale of Newport Natural Health.

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

Other Income (Expense)

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$4	$1	$(3)	(75.0)%	—%	—%
Interest Expense	(13,779)	(13,206)	573	(4.2)%	(7.0)%	(7.0)%
Gain on Early Retirement of Long-Term Debt	234	426	192	82.1%	0.1%	0.2%
Net Miscellaneous Income and (Expenses)	(12)	19	31	(258.3)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $0.6 million reflects the outstanding balance of the Notes, the outstanding balance of the ABL and finance lease obligations outstanding during the period ended September 30, 2019. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges. The LIBOR rate scheduled to be discontinued at the end of calendar year 2021 would result in all outstanding borrowings subject to the higher base rate borrowing. We expect to amend the ABL prior to the LIBOR phaseout based on the ABL maturity date of May 19, 2022.

The gain on the early retirement of long-term debt reflects $6.7 million of repurchases of the Notes at prices below face value resulting in a pre-tax gain of $0.4 million for the nine month period ended September 30, 2019, compared to $0.2 million for the same period of the prior year.

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

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$(132)	$697	$829	(628.0)%	(0.1)%	0.4%

We recognized a tax provision of $0.7 million for the nine months ended September 30, 2019 compared to a tax benefit of $0.1 million for the same period of the prior year. As a result of our adjusted cumulative three-year pre-tax book loss as of September 30, 2019, we performed a review of our valuation allowance. The provision for (benefit from) income taxes as a percentage of income before income taxes, or the effective tax rate was (3.1)% for the nine months ended September 30, 2019 compared to 50.0% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. For the nine months ended September 30, 2019 the effective tax rate includes a federal income tax benefit generated from operations of $4.1 million, a state income tax benefit generated from operations of $0.6 million and an additional valuation allowance of $4.6 million for federal and $0.8 million for state. The state income tax provision is an accumulation of applicable state income taxes calculated in accordance with each state’s tax laws and each state’s pre-tax income that ranges from various losses to income levels.

Net Income (Loss)

	Nine Months Ended September 30,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$(132)	$(23,327)	$(23,195)	(17,572.0)%	(0.1)%	(12.3)%

Net loss increased by $23.2 million to $23.3 million for the nine months ended September 30, 2019 compared to $0.1 million during the same period of the prior year as described above.

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

Revenue Recognition

Significant management judgments and estimates must be made in connection with determining the amount of revenue to be recognized in any accounting period. We must assess the promises within each sales contract to determine if they are distinct performance obligations. Once the performance obligation(s) are determined, the transaction price is allocated to the performance obligation(s) based on a relative standalone selling price basis. If a sales contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price. If the stand-alone selling price is not determinable, an estimate is used.

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

Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 63% of our total assets at September 30, 2019 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

The first step of our impairment testing is to perform a qualitative assessment as to whether it is more likely than not that an indefinite-lived intangible asset is impaired. This qualitative assessment requires significant judgment when considering the events and circumstances that may affect the estimated fair value of our indefinite-lived intangible assets. These events and circumstances are not all-inclusive and are not by themselves indicators of impairment. We consider external and internal factors when reviewing the following events and circumstances, which are presented in the order of what we believe to be the strongest to weakest indicators of impairment:

(1)	the difference between any recent fair value calculations and the carrying value;
(2)	financial performance, such as station operating income, including performance as compared to projected results used in prior estimates of fair value;
(3)	macroeconomic economic conditions, including limitations on accessing capital that could affect the discount rates used in prior estimates of fair value;
(4)	industry and market considerations such as a decline in market-dependent multiples or metrics, a change in demand, competition, or other economic factors;
(5)	operating cost factors, such as increases in labor, that could have a negative effect on future expected earnings and cash flows;
(6)	legal, regulatory, contractual, political, business, or other factors;
(7)	other relevant entity-specific events such as changes in management or customers; and
(8)	any changes to the carrying amount of the indefinite-lived intangible asset.

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

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. Under ASU 2017-01, that was effective on January 1, 2018, a fewer number of our radio station acquisitions qualify as business acquisitions and instead are accounted for as asset purchases. Asset purchases are recognized based on their cost to acquire, including transaction costs. The cost to acquire an asset group is allocated to the individual assets acquired based on their relative fair value with no goodwill recognized.

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

Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurements include inputs that are Level 3 measurement as discussed in Note 15 in the notes of our Condensed Consolidated Financial Statements contained in Part 1 in this quarterly report on Form 10-Q.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. During the period ending September 30, 2019, we recorded a net decrease of $40,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 4 – Contingent Earn-Out Consideration in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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
•

Level 2 Inputs—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

•

Level 3 Inputs—unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

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

Allowance for Doubtful Accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally not written-off until all collection efforts have been unsuccessful, including use of a collections agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.7 million and $0.8 million at September 30, 2019 and December 31, 2018, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

Leases

We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) issued under ASU 2016-02 on January 1, 2019. Under ASC 842, we consider all relevant facts and circumstances, to determine whether a contract is or contains a lease at inception. Our analysis includes whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. This consideration involves judgment with respect to whether we have the right to obtain substantially all of the economic benefits from the use of the identified asset and whether we have the right to direct the use of the identified asset.

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

Income Tax Valuation Allowances (Deferred Taxes)

In preparing our condensed consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. Our judgments, assumptions and estimates relative to the current provision for income tax consider current tax laws, our interpretation of current tax laws and possible outcomes of audits conducted by tax authorities. Reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities are established if necessary. Although we believe our judgments, assumptions and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

As a result of our adjusted cumulative three-year pre-tax book loss as of September 30, 2019, we performed a review of our valuation allowance. We recorded an increase to the valuation allowance of $5.4 million, for a total valuation allowance of $10.8 million.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the three months ended September 30, 2019, we did not recognize liabilities associated with uncertain tax positions. Accordingly, we have no liabilities for uncertain tax positions recorded at September 30, 2019. Our evaluation was performed for all tax years that remain subject to examination, which range from 2014 through 2017. There is currently one tax examination in process. In August 10, 2017, the City of New York began its audit of Salem’s 2013 and 2014 tax filings. We do not anticipate any material or significant results from the audit.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are operating cash flows, borrowings under credit facilities and proceeds from the sale of selected assets or businesses. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from these sources. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have assessed the current and expected economic outlook and our current and expected needs for funds and we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months, including our working capital deficit at September 30, 2019.

Generally, we keep the balance of cash and cash equivalents low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents decreased to $7,000 as of September 30, 2019 as compared to $0.1 million at December 31, 2018. Working capital increased $4.8 million to $(4.4 million) at September 30, 2019 compared to ($9.2 million) at December 31, 2018 due to the recognition of ROU assets of $9.5 million, the derecognition of prepaid rent of $1.1 million, an increase in accounts payable and accrued expenses of $3.6 million and a $1.6 million decrease in the outstanding balance on the ABL.

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

Net cash provided by operating activities during the nine month period ended September 30, 2019 decreased by $5.7 million to $14.5 million compared to $20.2 million during the same period of the prior year. Working capital improved to a $4.4 million deficit from a $9.2 million deficit due to the $7.8 million short-term receivable from station sales that closed on September 26, 2019. The decrease in cash provided by operating activities includes the impact of the following items:

•	Total net revenue declined by $6.3 million,
•

Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments and net gain (loss) on the disposition of assets, decreased by $0.2 million;

•

Trade accounts receivables, net of allowances, increased by $0.4 million compared to an increase of $2.5 million for the same period of the prior year due to a change in our Regnery Publishing distributor arrangement under which there is a six month hold back on payment pending the processing of returns;

•	Unbilled revenue decreased $0.2 million;
•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 64 days at September 30, 2019 compared to 68 days at September 30, 2018;
•	Net accounts payable and accrued expenses increased $3.6 million to $23.5 million from $25.0 million as of the prior year; and
•	Net inventories on hand decreased $28,000 to $0.6 million at September 30, 2019 compared to an increase of $0.2 million to $0.9 million for the same period of the prior year.

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

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur additional capital expenditures of approximately $1.7 million during the remainder of 2019.

We plan to fund future purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities.

Net cash used in investing activities decreased $5.4 million to $3.9 million during the nine month period ended September 30, 2019 from $9.3 million during the same period of the prior year. The decrease in cash used for investing activities was the result of:

•	Cash paid for acquisitions decreased $9.6 million to $1.3 million compared to $10.9 million during the same period of the prior year;
•	Cash paid for capital expenditures decreased $0.4 million to $6.1 million during the nine month period ended September 30, 2019 from $6.5 million during the same period of the prior year, and
•	Receipts from asset sales were $4.2 million during the nine month period ended September 30, 2019 compared to $8.5 million during the same period of the prior year;

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

During the nine month period ended September 30, 2019, the principal balances outstanding under the Notes and ABL Facility ranged from $244.4 million to $258.2 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

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

Net cash used in financing activities decreased $0.2 million to $10.7 million during the nine month period ended September 30, 2019 from $10.9 million during the same period of the prior year. The decrease in cash used for financing activities includes:

•	A $0.5 million decrease in the book overdraft to $2.3 million from $2.8 million of the prior year;
•

We used $6.1 million of cash to repurchase $6.7 million in face value of the 6.75% Senior Secured Notes compared to $9.5 million of cash to repurchase $10.0 million the same period of the prior year; and

•	Net borrowings on our ABL Facility were $1.6 million during the nine months ended September 30, 2019 compared to net proceeds of $1.2 million during the same period of the prior year.

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

Based on the balance of the Notes currently outstanding, we are required to pay $15.7 million per year in interest on the Notes. As of September 30, 2019, accrued interest on the Notes was $5.2 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and nine month periods ended September 30, 2019, $0.2 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and nine month periods ended September 30, 2018, $0.2 million and $0.7 million, respectively of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
March 28, 2019	$2,000	$1,830	91.50%	$37	$134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27
	$23,100	$21,566		$461	$1,074

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

The ABL Facility is a five-year $30.0 million revolving credit facility due May 19, 2022, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue at a rate equal to a base rate or LIBOR rate plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings. The LIBOR rate scheduled to be discontinued at the end of calendar year 2021 would result in all outstanding borrowings subject to the higher base rate borrowing. We expect to amend the ABL prior to the LIBOR phaseout based on the ABL maturity date of May 19, 2022.

Availability under the ABL is subject to a borrowing base consisting of (a) 85% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of September 30, 2019, the amount available under the ABL was $26.2 million of which $18.1 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority

Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

We incurred debt issue costs of $0.8million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and nine month periods ended September 30, 2019, $50,000 and $0.2 million, respectively, of debt issue costs associated with the Notes was amortized to interest expense. During the three and nine month periods ended September 30, 2018, $53,000 and $0.2 million of debt issue costs associated with the Notes was recognized as interest expense. At September 30, 2019, the blended interest rate on amounts outstanding under the ABL Facility was 4.11%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2018	As of September 30, 2019
	(Dollars in thousands)
6.75% Senior Secured Notes	$238,570	$231,900
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(4,540)	(3,809)
6.75% Senior Secured Notes net carrying value	234,030	228,091
Asset-Based Revolving Credit Facility principal outstanding	19,660	18,065
Total long-term debt less unamortized debt issuance costs	253,690	246,156
Less current portion	(19,660)	(18,065)
Long-term debt less unamortized debt issuance costs, net of current portion	$234,030	$228,091

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2019:

•	$18.1 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;
•	$231.9 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and
•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2019 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
For the Twelve Months Ended September 30,
2020	$18,065
2021	—
2022	—
2023	—
2024	231,900
Thereafter	—
$249,965

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
23.1	Consent of Bond & Pecaro, Inc.	—	—	—	—	X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X
101	The following financial information from the Quarterly Report on Form 10Q for the three and nine months ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.
November 12, 2019
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 12, 2019
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)