Form 10-K
period 2019-12-31
SALEM MEDIA GROUP, INC. /DE/
filed 2020-03-13
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-26497

SALEM MEDIA GROUP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0121400
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD CAMARILLO, CALIFORNIA	93012
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of the Exchange on which registered
Class A Common Stock, $0.01 par value per share	SALM	The NASDAQ Global Market

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $30,799,477 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at March 5, 2020
Common Stock, $0.01 par value per share	21,129,667 shares

Class B	Outstanding at March 5, 2020
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning the Commonwealth of Puerto Rico, is from the Fall 2019 Radio Market Survey Schedule & Population Rankings published by Nielsen Audio (“Nielsen”). According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2021 by Nielsen.

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

Our goal is to produce and deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk to be considered the market leader for all audiences, programmers and advertisers. Our integrated multimedia platform includes traditional media, such as radio broadcasting, book publishing and print magazines as well as emerging forms of media, such as websites, mobile applications and digital publications. We pursue the ongoing expansion of our media platform as the marketplace evolves while aggressively managing operating costs and cash flows. Expansion opportunities include increasing the strength and reach of our broadcast signals, investing in and building our websites, mobile and tablet applications, promoting our authors and on-air talent, and increasing the distribution and page views for our print and digital content. Our national presence in each of these mediums provides advertisers and programmers with a powerful and integrated platform to reach audiences throughout the United States without compromising the sense of community involvement and branding that we generate through local events and promotions.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We assemble market clusters, or multiple radio stations operating within the same geographic market, to achieve operational efficiencies. Several benefits are achievable when operating market clusters. First, we can offer advertisers and programmers access to multiple audiences by providing airtime on each radio station in that market. Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support, promotional functions and other shared overhead costs, such as facilities and rent, when possible. Third, the addition of new radio stations in existing markets allows us to leverage our hands-on knowledge of that market to increase our appeal to new audiences and advertisers.

Digital Media

The Internet, smartphones and tablets continue to change the way in which content and advertisements are delivered to audiences. Continual advancements with online search engines, social media and mobile applications provide consumers with numerous methods to locate specific content and information online. Our editorial staff, including our on-air personalities, provide digital commentaries, programs, text, audio and video content that we believe to be knowledge-based, credible and reliable. We make strategic decisions to invest in website development, mobile applications and tablet applications given the ongoing shift in consumer demand. We continually seek opportunities to diversify our digital traffic sources to avoid reliance on any one provider.

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

Seasonality

As is typical in the broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising during election years by way of political advertisements. During election years, or even numbered years, we benefit from an increase in political advertising revenue over non-election or odd numbered years. Political advertising revenue varies based on the number and type of candidates as well as the number and type of debated issues. Quarterly block programming revenue tends not to vary significantly because program rates are generally set annually and recognized on a per program basis. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which Easter is observed, as this holiday generates a higher volume of product downloads from our church product sites.

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

Media Strategists

We have assembled an effective, highly trained sales staff that is responsible for converting our audience into revenue. Every media strategist is trained to provide integrated marketing strategies that include all our media platforms and our full-service digital agency. We operate a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure. Our media strategists sell and market our platforms as stand-alone products or in combination with other offerings. We create custom advertising campaigns providing comprehensive solutions for our clients. Campaigns may include specific geographic coverage areas, event sponsorships, special promotions, e-mail sponsorships, print advertisements, and digital media elements such as banner advertisements, social media distribution, site retargeting and search engine marketing.

Significant Community Involvement

We expect our public image to reflect the lifestyle and viewpoints of the target demographic groups that we serve. We regularly collaborate with organizations that serve Christian, conservative, and family-themed audiences as well as sponsor and support events that are important to this group. We believe that our ongoing active involvement and our strong relationships within Christian and conservative communities provide us with a unique competitive advantage that significantly improves the marketability of our media platform to advertisers and programmers targeting such communities. We produce and sponsor a number of local events that we believe are important in building our brand identity. Our sponsored events include listener rallies, speaking tours, pastor appreciation events and concerts such as our Fishfest® concerts. Local events such as these connect us with our audience and enable us to create an enhanced awareness and name recognition in each of our markets. We believe that this brand awareness creates loyalty with our audience and increases our audience share and ratings over time.

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

Our broadcast operations vice presidents, some of whom are also station general managers, are experienced radio broadcasters with expertise in sales, programming, marketing and production. Each of our broadcast operations vice presidents oversees several markets on a regional basis. Our digital and publishing operations vice presidents and general managers are also located throughout the United States at various locations in which we operate.

All our locations receive executive leadership and oversight from our corporate staff. Corporate staff members have experience and expertise in, among other things, accounting and finance, treasury, risk management, insurance, information technology, human resources, legal, engineering, real estate, strategic direction and other support functions designed to provide resources to local management. Corporate staff also oversee the placement and rate negotiations for national block programming on our stations. Centralized oversight of national programming is necessary because many of our key programming partners purchase times in multiple radio markets.

Recent Events

During the year ended December 31, 2019, we completed repurchases of $18.7 million of the Notes for $16.8 million in cash, recognizing a net gain of $1.7 million after adjusting for bond issuance costs as detailed in Note 13—Long-Term Debt in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on Form 10-K.

Dividends of $5.8 million were declared and paid throughout the year ended December 31, 2019 based upon the Board of Directors’ then current assessment of our business as detailed in Note 20—Equity Transactions in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on Form 10-K.

Acquisitions

On September 27, 2019, we closed on the acquisition of KPAM-AM in Portland, Oregon, valued at $1.0 million, in a non-cash exchange for radio station KKOL-AM in Seattle, Washington. We began operating KPAM-AM under a Local Marketing Agreement (“LMA”) on January 2, 2018.

On September 9, 2019, we closed on the acquisition of a construction permit for an FM translator in Louisville, Kentucky, for $35,000 in cash. The FM translator will be used by WGTK-AM in Louisville, Kentucky.

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

Divestitures

On November 14, 2019, we closed on the sale of nine radio stations, WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri for $8.7 million in cash. We recognized an estimated pre-tax loss of $9.9 million in the third quarter of 2019, which reflected the sales price as compared to the carrying value of the assets of the radio stations and the estimated closing costs. We adjusted the pre-tax loss by $0.5 million to $9.4 million upon closing in the fourth quarter of 2019 based on the actual closing costs incurred and a reconciliation of total station assets to assets included in the sale.

On September 27, 2019, we closed on the exchange of radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. No cash was exchanged for the assets. We recognized a non-cash pre-tax loss of $1.3 million on the exchange based on the estimated fair value of KPAM-AM as compared to the carrying value of KKOL-AM and the closing costs.

On September 26, 2019, we closed on the sale of four radio stations, WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida for $8.2 million in cash. We recognized a pre-tax loss of $4.7 million, which reflects the sales price as compared to the carrying value of the assets of the radio stations and the closing costs.

On September 18, 2019, we sold radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida for $0.9 million in cash. We recognized a pre-tax loss of $1.6 million, which reflects the sales price as compared to the carrying value of the radio station assets and the closing costs. We received $0.8 million in cash upon closing. The remaining $0.1 million is payable in four installments with the final payment due December 18, 2020.

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

On May 14, 2019, we sold radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million in cash. We recorded an estimated pre-tax loss of $3.8 million on March 19, 2019, based on our plan to sell the station and the probability of the sale, which reflected the sales price as compared to the carrying value of the radio station assets and the estimated closing costs. We recorded an additional pre-tax loss of $32,000 at closing based on the actual costs incurred.

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

Broadcasting

Our broadcast segment includes the operating results of our radio stations, broadcast networks, and our national sales agencies including our full-service digital agency, Salem Surround. National companies often prefer to advertise across the United States as an efficient and cost effective way to reach their target audiences. Our national platform under which we offer radio airtime, digital campaigns and print advertisements can benefit national companies by reaching audiences throughout the United States.

Radio Stations

We own and/or operate 100 radio stations in 37 markets, including 59 radio stations in 23 of the top 25 markets, consisting of 33 FM radio stations and 67 AM radio stations. We also program the Family Talk® Christian-themed talk format station on SiriusXM Channel 131. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest commercial radio broadcaster in the United States as measured by number of radio stations overall and the third largest operator as measured by number of stations in the top 25 markets.

We program our radio stations in three main formats: (1) Christian Teaching and Talk, (2) News Talk and (3) Contemporary Christian Music (“CCM”). Other radio station formats include Spanish language Christian Teaching and Talk, Business, Country, Urban, and Classic Hits.

Christian Teaching and Talk. We currently program 37 of our radio stations in our foundational format, Christian Teaching and Talk, which is talk programming emphasizing Christian and family themes. Through this format, a listener can hear Bible teachings and sermons, as well as gain insight to questions related to daily life, such as raising children or religious legal rights in education and in the workplace. This format uses block programming time to offer a learning resource and a source of personal support for listeners. Listeners often contact our programmers to donate, ask questions and obtain materials on a subject matter or receive study guides based on what they have learned on the radio.

Block Programming. We recognize revenue from the sale of blocks of airtime to program producers that typically range from 12 1/2, 25 or 50-minutes of time. We sell blocks of airtime on our Christian

Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. National programmers, such as established non-profit religious and educational organizations, typically purchase time on a Monday through Friday basis with supplemental programming blocks available for weekend release. Local programmers, such as community churches and organizations, typically purchase blocks for weekend releases. Historically, more than 95% of these national religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average more than 30 years on-air. Over the last five years, block-programming has generated 41% to 43% of our total net broadcast revenue.

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

The following table sets forth information about each of Salem’s stations, in order of market size:

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
New York, NY	1, 19(3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 36(4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
		KTRB-AM	2018	News Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KTNO-AM (formerly KEXB-AM)	2015	Spanish Language Christian Teaching and Talk s
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
Washington, D.C.	7	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WWRC-AM	2017	News Talk

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
Atlanta, GA	8	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
		WDWD-AM	2015	Christian Teaching and Talk
Philadelphia, PA	9	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
Miami, FL	11	WKAT-AM (formerly WOCN-AM)	2014	Spanish Language Christian Teaching and Talk
Seattle-Tacoma, WA	12	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM(5)	1994	News Talk
		KNTS-AM(5)	1997	Spanish Language Christian Teaching and Talk
Detroit, MI	13	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
		KXXT-AM	2014	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KDIZ-AM	1998	News Talk
		WWTC-AM	2001	News Talk
		KYCR-AM	2015	Business
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Tampa, FL	17	WTWD-AM(6)	2000	Christian Teaching and Talk
		WTBN-AM(6)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Denver-Boulder, CO	18	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM(7)	1999	Spanish Language Christian Teaching and Talk
Portland, OR	20	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
		KDZR-AM	2015	News Talk
		KPAM-AM	2019	News Talk
San Antonio, TX	24	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
Pittsburgh, PA	28	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
		WPGP-AM	2015	News Talk
Orlando, FL	29	WORL-AM (formerly WTLN-AM)	2006	News Talk
		WBZW-AM	2006	Business
		WTLN-AM (formerly WDYZ-AM)	2015	Christian Teaching and Talk
Cleveland, OH	34	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Columbus, OH	35	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM	2013	News Talk
Nashville, TN	39	WBOZ-FM (8)	2000	Contemporary Christian Music
		WFFH-FM (8)	2002	Contemporary Christian Music
		WFFI-FM (8)	2002	Contemporary Christian Music
Louisville, KY	53	WFIA-FM	1999	Operated by a third party under a Time Brokerage Agreement (“TBA”)
		WGTK-AM	2000	Operated by a third party under a TBA
		WFIA-AM	2001	Operated by a third party under a TBA
Greenville, SC	57	WGTK-FM	2013	News Talk
		WRTH-FM	2014	Classic Hits
		WLTE-FM	2014	Classic Hits
Honolulu, HI	63	KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Country
		KHCM-AM	2000	Operated by a third party under a TBA
		KHCM-FM	2004	Country Music
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
		KHNR-AM	2006	News Talk
Sarasota-Bradenton, FL	69	WLSS-AM	2005	News Talk
Colorado Springs, CO	85	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Little Rock, AR	88	KDIS-FM	2014	Christian Teaching and Talk
		KKSP-FM	2015	Contemporary Christian Music
		KDXE-FM	2018	News Talk
		KZTS-AM	2018	Gospel
Oxnard-Ventura, CA	120	KDAR-FM	1974	Christian Teaching and Talk
Warrenton, VA		WRCW-AM	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)

All metropolitan statistical area (“MSA”) rank information used in this annual report on Form 10-K, excluding information concerning the Commonwealth of Puerto Rico, is from the Fall 2019 Radio Market Survey Schedule & Population Rankings published by Nielsen. According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2020 by Nielsen Demographics.

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

(6)	WTBN-AM is simulcast with WTWD-AM, Tampa, FL.
(7)

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

We recognize advertising revenue from radio stations as the spots air or are delivered. For the year ended December 31, 2019, we derived 26.8% of our net broadcast revenue, or $51.8 million, from the sale of local spot advertising and 8.5% of our net broadcast revenue, or $16.4 million, from the sale of national spot advertising.

We recognize programming revenue as the programs air. For the year ended December 31, 2019, we derived 25.0% and 15.8% of our net broadcast revenue, or $48.5 million and $30.5 million, respectively, from the sale of national and local block programming time, respectively. National program revenue is primarily generated from geographically diverse, well-established non-profit religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 12 1/2, 25 or 50-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We generate local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who generally purchase daily releases. Our strategy is to identify and assist quality local programs to expand into national syndication.

Salem Radio NetworkTM

Salem Radio NetworkTM (“SRNTM”), based in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRNTM delivers programming via satellite to approximately 3,100 affiliated radio stations throughout the United States, including several of our Salem-owned stations. SRNTM operates five divisions, SRNTM Talk, SRNTM News, SRNTM Websites, SRNTM Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”) and Singing News® Radio. SRNTM’s net revenue for the year ended December 31, 2019 was $21.6 million, or 8.5% of net broadcast revenue.

Salem Media Representatives

Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 13 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets. SMR’s commission revenue to independent radio station affiliates for the year ended December 31, 2019 was $0.6 million or 0.3% of net broadcast revenue.

Salem Surround

We launched Salem Surround, a national multimedia advertising agency with locations in 34 markets across the United States, during 2018. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed.

Digital Media

Our digital media-based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Revenue generated from our digital media operating segment includes advertising arrangements based on cost-per-click or performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generation advertisements where revenue is dependent upon users registering for, purchasing or demonstrating an interest in our advertisers’ products or services. We also generate revenue from digital subscriptions, streaming, downloads and product sales through our church product sites and investing websites. Revenue is recognized upon digital delivery or page views, downloads and upon shipment of products. Revenue from this operating segment is reported as Digital Media revenue on our consolidated statements of operations included in Item 8 of this annual report on Form 10-K.

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

pjmedia.com is an integrated website that offers conservative news and commentary and is a reliable source for original, unique, and cutting-edge political news and analysis.

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

JourneyBoxMedia.com provides short films to churches to help them communicate the Gospel to their communities.

Playblackmedia.com offers motion backgrounds, stills and countdowns to help churches create a visual worship experience.

Digital Financial Websites and Publications

Our digital platform includes the following investing websites and publications:

Eagle Financial Publications—provides market analysis and investment strategies for individual subscribers to newsletters from a variety of investing commentators including Bob Carlson, Bryan Perry, Jim Woods, Hilary Kramer, Dr. Mark Skousen and Jon Johnson.

www.DividendInvestor.com—offers stock screening tools and dividend information for individual subscribers to obtain dividend information and data.

www.StockInvestor.com—provides market analysis and investment strategies, recommendations, and opinions for individuals interested in the stock market.

Digital Mobile Applications

Our digital mobile applications, available in iOS and/or Android platforms, provide another means by which our content is available to our audiences. Our mobile applications include the following:

•	Daily Bible Devotion

•	King James Bible

•	Daily Bible

•	Christian Radio

•	OnePlace™

•	Light Source

•	¡Citas y Mas Citas!

•	Bíblia Portuguese Bible

•	Bibliya Tagalog Bible

•	Japanese Bible

•	La Bibbia

•	La Biblia Reina Valera

•	Louis Segond French Bible

•	Luther Bible German

•	Spanish Bible Reina Valera

•	Vietnamese Bible

•	Vulgate Latin Bible

•	Twitchy®

•	HotAirTM

•	Townhall®

•	Red State

•	Bible Study Tools

•	Bible Quotes

•	Bible Trivia

•	iBelieve

•	Bible Baseball Trivia

•	Christian Ecards

•	One Bible

•	Bible+1

•	Biblia

Publishing

Our publishing segment operates a distribution network targeting audiences interested in Christian and family-themed content as well as conservative news and opinion. We operate three businesses in our publishing segment.

Regnery® Publishing is a traditional book publisher that has published dozens of bestselling books by leading conservative, Christian and history authors and personalities. Books are sold in traditional printed form and as eBooks with the following categories:

•	Regnery History—Regnery History brings new light to old subjects and introduces stories that deserve attention but may have been ignored or even covered up in the past.

•	Regnery Kids—Regnery Kidsbooks are non-partisan, entertaining, and brilliantly written and illustrated by award-winning authors and artists.

•

Regnery Fiction—Regnery Fiction publishes exciting, thrilling stories with characters who embody American values and plots that explore controversial issues on the forefront of the American consciousness.

•

Gateway Editions—Regnery Gateway, dedicated to serious works of cultural, social, and political analysis, is a reaffirmation of Regnery’s tradition of publishing original and penetrating conservative thinkers.

•	Salem Books—Our goal is to help people grow in their faith, and find comfort, encouragement, practical advice, and timeless wisdom in compelling books by trusted authors.

Salem Author Services is a self-publishing service for authors through Xulon Press and Mill City Press. Xulon Press offers print-on-demand self-publishing services for Christian authors while Mill City Press serves most general market publications.

Singing News® produces and distributes a print magazine for readers interested in southern gospel music.

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

We compete for advertising revenue with other commercial religious format stations as well as general format radio stations. Our competition for advertising dollars includes other radio stations as well as digital websites and social media, broadcast television, cable television, newspapers, magazines, direct mail and billboard advertising, some of which may be controlled by horizontally integrated companies. Several factors can materially affect competitive advantage, including, but not limited to audience ratings, program content, management talent and expertise, sales talent and experience, audience characteristics, signal strength, and the number and characteristics of other radio stations in the same market.

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

DIGITAL MEDIA. SWN and Townhall Media compete for visitors and advertisers with other companies that deliver online audio programming, that deliver Christian and conservative digital content, and providers of general market websites and social media. The online media and distribution business changes quickly and is highly competitive. We compete to attract and maintain interactions with advertisers, consumers, content creators and web publishers. Salem Church Products competes for customers with other online sites that offer resources useful in ministries, preaching, teaching and for employment within the Christian community.

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

From time to time, the renewal of certain licenses may be delayed. We continue to operate these radio stations under their existing licenses until the licenses are renewed. The affected stations are authorized to continue operations until the FCC acts upon the renewal applications. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal. We are currently in the midst of the FCC’s radio renewal cycle, and license renewal applications for certain of our stations will be pending during the course of the renewal cycle. We expect all of our broadcast licenses to be renewed by its conclusion.

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

(“ERP”) of the radio station’s antenna and the Height Above Average Terrain (“HAAT”) of the radio station’s antenna.

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
New York, NY	WMCA	AM	570	June 2022	B	n/a	5/5
	WNYM	AM	970	June 2022	B	n/a	50/5
Los Angeles, CA	KKLA	FM	99.5	December 2021	B	2,959	10
	KRLA	AM	870	December 2021	B	n/a	50/3
	KFSH	FM	95.9	December 2021	A	328	6
Chicago, IL	WYLL	AM	1160	December 2020	B	n/a	50/50
	WIND	AM	560	December 2020	B	n/a	5/5
San Francisco, CA	KFAX	AM	1100	December 2021	B	n/a	50/50
	KDOW	AM	1220	December 2021	D	n/a	5/0.145
	KTRB	AM	860	December 2021	B	n/a	50/50
Dallas-Fort Worth, TX	KLTY	FM	94.9	August 2021	C	1,667	100
	KWRD	FM	100.7	August 2021	C	1,988	98
	KSKY	AM	660	August 2021	B	n/a	20/0.7
	KTNO	AM	620	August 2021	B	n/a	5/4.5
Houston-Galveston, TX	KNTH	AM	1070	August 2021	B	n/a	10/5
	KKHT	FM	100.7	August 2021	C	1,952	100
Washington, D.C.	WAVA	FM	105.1	October 2019(1)	B	604	33
	WAVA	AM	780	October 2019(1)	D	n/a	12
	WWRC	AM	570	October 2027	B	n/a	5/1
Atlanta, GA	WNIV	AM	970	April 2020	D	n/a	5/0.039
	WLTA	AM	1400	April 2020	C	n/a	1/1
	WFSH	FM	104.7	April 2020	C1	1,657	24
	WGKA	AM	920	April 2020	B	n/a	14/0.49
	WDWD	AM	590	April 2020	B	n/a	12/4.5
Philadelphia, PA	WFIL	AM	560	August 2022	B	n/a	5/5
	WNTP	AM	990	August 2022	B	n/a	50/10
Boston, MA	WEZE	AM	590	April 2022	B	n/a	5/5
	WROL	AM	950	April 2022	D	n/a	5/0.09
Miami, FL	WKAT	AM	1450	February 2020(1)	C	n/a	1/1
Seattle-Tacoma, WA	KGNW	AM	820	February 2022	B	n/a	50/5
	KLFE(2)	AM	1590	February 2022	B	n/a	20/5
	KNTS(2)	AM	1680	February 2022	B	n/a	10/1
Detroit, MI	WDTK	AM	1400	October 2020	C	n/a	1/1
	WLQV	AM	1500	October 2020	B	n/a	50/10
Phoenix, AZ	KKNT	AM	960	October 2021	B	n/a	5/5
	KPXQ	AM	1360	October 2021	B	n/a	50/1
	KXXT	AM	1010	October 2021	B	n/a	15/0.25
Minneapolis-St. Paul, MN	KKMS	AM	980	April 2021	B	n/a	5/5
	KDIZ	AM	1570	April 2021	B	n/a	4.0/0.22
	WWTC	AM	1280	April 2021	B	n/a	10/15
	KYCR	AM	1440	April 2021	B	n/a	5/0.5
San Diego, CA	KPRZ	AM	1210	December 2021	B	n/a	20/10
	KCBQ	AM	1170	December 2021	B	n/a	50/2.9
Tampa, FL	WTWD	AM	910	February 2020(1)	B	n/a	5/5
	WTBN	AM	570	February 2020(1)	B	n/a	5/5
	WGUL	AM	860	February 2020(1)	B	n/a	5/1.5

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
Denver-Boulder, CO	KRKS	FM	94.7	April 2021	C	984	100
	KRKS(2)	AM	990	April 2021	B	n/a	6.5/0.39
	KNUS	AM	710	April 2021	B	n/a	5/5
	KBJD(2)	AM	1650	April 2021	B	n/a	10/1
Portland, OR	KPDQ	FM	93.9	February 2022	C1	1,270	52
	KPDQ	AM	800	February 2022	B	n/a	1/0.5
	KFIS	FM	104.1	February 2022	C2	1266	6.9
	KRYP	FM	93.1	February 2022	C3	1,270	1.6
	KDZR	AM	1640	February 2022	B	n/a	10/1
	KPAM	AM	860	February 2022	B	n/a	50/15
San Antonio, TX	KSLR	AM	630	August 2021	B	n/a	5/4.3
	KLUP	AM	930	August 2021	B	n/a	5/1
Riverside-San Bernardino, CA	KTIE	AM	590	December 2021	B	n/a	2.5/0.96
Sacramento, CA	KFIA	AM	710	December 2021	B	n/a	25/1
	KTKZ	AM	1380	December 2021	B	n/a	5/5
	KSAC	FM	105.5	December 2021	B1	1,010	2.55
	KKFS	FM	103.9	December 2021	A	328	6
Pittsburgh, PA	WORD	FM	101.5	August 2022	B	535	43
	WPIT	AM	730	August 2022	D	n/a	5/0.024
	WPGP	AM	1250	August 2022	B	n/a	5/5
Orlando, FL	WORL	AM	950	February 2020(1)	B	n/a	12/5
	WTLN	AM	990	February 2020(1)	B	n/a	50/14
	WBZW	AM	1520	February 2020(1)	B	n/a	5/0.35
Cleveland, OH	WHKW	AM	1220	October 2020	B	n/a	50/50
	WFHM	FM	95.5	October 2020	B	620	31
	WHK	AM	1420	October 2020	B	n/a	5/5
Columbus, OH	WRFD	AM	880	October 2020	D	n/a	23
	WTOH	FM	98.9	October 2020	A	505	2.6
Nashville, TN	WBOZ	FM	104.9	August 2020	A	328	6
	WFFH	FM	94.1	August 2020	A	453	3.2
	WFFI	FM	93.7	August 2020	A	755	1.15
Louisville, KY	WFIA	FM	94.7	August 2020	A	394	3.3
	WGTK	AM	970	August 2020	B	n/a	5/5
	WFIA	AM	900	August 2020	D	n/a	0.93/0.162
Greenville, SC	WGTK	FM	94.5	December 2019(1)	C	1,490	100
	WRTH	FM	103.3	December 2019(1)	A	479	2.7
	WLTE	FM	95.9	December 2019(1)	A	233	6
Honolulu, HI	KAIM	FM	95.5	February 2022	C	1,854	100
	KGU	AM	760	February 2022	B	n/a	10/10
	KHCM	AM	880	February 2022	B	n/a	2/2
	KHCM	FM	97.5	February 2022	C1	46	80
	KGU	FM	99.5	February 2022	C	1,965	100
	KKOL	FM	107.9	February 2022	C	1,965	100
	KHNR	AM	690	February 2022	B	n/a	10/10
Sarasota-Bradenton, FL	WLSS	AM	930	February 2020(1)	B	n/a	5/3
Little Rock, AR	KDIS	FM	99.5	June 2020	A	312	6
	KKSP	FM	93.3	June 2020	C3	699	22
	KDXE	FM	101.1	June 2020	A	876	0.85
	KZTS	AM	1380	June 2020	B	n/a	5/2.5

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
Colorado Springs, CO	KGFT	FM	100.7	April 2021	C	2,218	78
	KBIQ	FM	102.7	April 2021	C	2,280	72
	KZNT	AM	1460	April 2021	B	n/a	5/0.5
Oxnard-Ventura, CA	KDAR	FM	98.3	December 2021	B1	1,289	1.5
Warrenton, Virginia	WRCW	AM	1250	October 2027	D	n/a	3/0.125

(1)	FCC Renewal pending

(2)

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

The following table sets forth information with respect to each of our radio stations FM translators for which we are the licensee and/or operate:

Market	Station Call Letters	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day	Power (in Kilowatts) Night
Boston	W262CV (WROL)	100.3	4/1/2022	D	164	0.25	0.25
Cleveland	W245CY (WHKW)	96.9	10/1/2020	D	520	0.005	0.005
Cleveland	W273DG (WHK)	102.5	10/1/2020	D	520	0.005	0.005
Colorado Springs	K266CK (KZNT)	101.1	4/1/2021	D	-191	0.099	0.099
Columbus	W240CX (WTOH)	95.9	10/1/2020	D	505	0.99	0.525
Columbus	W283CL (WRFD)	104.5	10/1/2020	D	545	0.25	0.25
Dallas-Ft. Worth	K273BJ (KLTY-FM)	102.5	8/1/2021	D	434	0.25	0.25
Detroit	W224CC (WLQV)	92.7	10/1/2020	D	924	0.099	0.099
Detroit	W268CN (WDTK)	101.5	10/1/2020	D	914	0.099	0.099
Greenville	W245CH (WGTK-FM)	96.9	12/1/2019(1)	D	1,364	0.25	0.25
Greenville	W275BJ (WGTK-FM)	102.9	12/1/2019(1)	D	1,390	0.25	0.25
Honolulu	K232FL (KHNR)	94.3	2/1/2022	D	204	0.25	0.25
Honolulu	K236CR (KGU-AM)	95.1	2/1/2022	D	204	0.25	0.25
Houston	K277DE (KNTH)	103.3	8/1/2021	D	514	0.25	0.25
Little Rock	K288EZ (KZTS)	105.5	6/1/2020	D	332	0.25	0.25
Little Rock	K277DP (KZTS)	103.3	6/0/2020	D	323	0.25	0.25
Louisville	W297BV (WFIA)	107.3	8/1/2020	D	286	0.25	0.25
Louisville	W228EO (WGTK)	93.5	9/9/2022	D	191	0.099	0.099
Miami	W270CV (WKAT)	101.9	2/1/2020(1)	D	531	0.25	0.25
Minneapolis	K298CO (WWTC)	107.5	4/1/2021	D	176	0.25	0.25
New York	W272DX (WMCA)	102.3	6/1/2022	D	357	0.25	0.25
Orlando	W268CT (WTLN)	101.5	2/1/2020(1)	D	323	0.25	0.25
Orlando	W235CR (WORL)	94.9	2/1/2020(1)	D	434	0.225	0.225
Orlando	W264DU (WBZW)	100.7	10/31/2021	D	328	0.25	0.25
Pittsburgh	W223CS (WPGP)	92.5	8/1/2022	D	455	0.11	0.11
Pittsburgh	W243BW (WPIT)	96.5	8/1/2022	D	466	0.25	0.25
Portland	K292HH (KPDQ)	106.3	2/1/2022	D	1,150	0.099	0.099

Market	Station Call Letters	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day	Power (in Kilowatts) Night
Sacramento	K289CT (KFIA)	105.7	10/3/2021	D	291	0.25	0.25
San Diego	K241CT (KCBQ)	96.1	12/1/2021	D	826	0.25	0.25
San Diego	K291CR (KPRZ)	106.1	12/1/2021	D	820	0.25	0.25
San Francisco	K237GZ (KDOW)	95.3	12/1/2021	D	1,263	0.04	0.04
Seattle	K281CQ (KGNW)	104.1	2/1/2022	D	1,248	0.099	0.099
Tampa	W271CY (WTWD)	102.1	2/1/2020(1)	D	271	0.125	0.125
Tampa	W229DJ (WGUL)	93.7	2/1/2020(1)	D	272	0.099	0.099
Tampa/Sarasota	W229BR (WLSS)	93.7	2/1/2020(1)	D	212	0.099	0.099
Tampa/Sarasota	W262CP (WTBN)	100.3	2/1/2020(1)	D	1,074	0.25	0.25
Washington DC	W244EB (WAVA)	96.7	4/10/2021	D	641	0.15	0.15

(1)	FCC Renewal pending

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

Cross-Ownership: The newspaper/broadcast cross-ownership rule prohibits an individual or entity from having an attributable interest in either a radio or television station and a daily newspaper located in the same market, subject to certain exceptions and with waivers available in particular cases. The radio/television cross-ownership rule limits common ownership of television stations and same market radio stations. In general, an individual or entity may hold attributable interests in one television station and up to seven same-market radio stations (or two television stations and up to six same-market radio stations), depending on the number of independently owned radio, television and other specified media “voices” in the market.

Review of Media Ownership Rules: The FCC is required by statute to review all of its broadcast ownership rules on a quadrennial basis (i.e., every four years) and to repeal or modify any of its rules that are no longer “necessary in the public interest.” Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned in a local market have remained largely intact since their initial adoption following the 1996 Act. The FCC’s previous ownership reviews have been subject to litigation. The most recent court decisions were issued by the United States Court of Appeals for the Third Circuit in September and November 2019 and concerned the FCC’s 2014 review. These decisions may be the subject of further litigation. The FCC initiated its 2018 quadrennial review in December 2018 and that proceeding remains pending. Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. We cannot predict whether the appeal or forthcoming review proceeding will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.

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

Geographic Financial Information

Our customers are based in various locations throughout the United States. While no one customer currently accounts for 10% or more of our total revenues individually or in the aggregate, our broadcast operating segment is particularly dependent on revenue generated from our Los Angeles and Dallas broadcast markets. Our Los Angeles radio stations generated 11.6% of our total net broadcasting revenue for the year ended December 31, 2019 and 12.0% of our total net broadcasting revenue for the year ended December 31, 2018. Our Dallas radio stations generated 10.1% of our total net broadcasting revenue for the year ended December 31, 2019 and 10.4% of our total net broadcasting revenue for the year ended December 31, 2018.

Because substantial portions of our broadcast advertising revenues are derived from our Los Angeles and Dallas markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns in these areas.

Employees

As of February 18, 2020, we employed 1,487 total employees of which 1,133 were full time and 354 were part time. These employees consisted of 1,062 in broadcasting, 146 in digital media, 112 in publishing, and 167 corporate employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

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

ITEM 1A. RISK FACTORS.

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

Corporate

Our corporate headquarters are in Camarillo, California where we own an approximately 46,000 square foot office building.

Broadcasting

Our broadcast facilities include offices and studios, transmitter locations, antenna sites and tower sites. Offices and studios are typically located in buildings that are in a downtown or business district. Transmitter, antenna and tower sites are located in areas that provide maximum market coverage. Our radio stations broadcast from 89 tower sites, including 44 tower sites in which we own the land.

Our SRNTM and SMR offices, Salem Consumer Products, and our Dallas radio stations studios and offices are in the Dallas, Texas metropolitan area, where we own an approximately 43,000 square foot office building. We also own office buildings in Honolulu, Hawaii; Tampa, Florida; Orlando, Florida and Greenville, South Carolina from which our radio stations studios and offices operate. Our national radio network operates from various offices and studios. These studios may be used to generate programming or programming can also be relayed from a remote point of origination. Our network also leases satellite transponders used in the delivery of its programming. Our current lease agreements range from five months to twenty nine years remaining on the lease term. We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in Note 18, Related Party Transactions in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on Form 10-K.

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

Digital Media

Our digital media entities operate from office buildings and require additional data storage centers. SWN operates from leased office facilities in Richmond, Virginia and Nashville, Tennessee. Townhall Media operates from a leased facility in Washington D.C. that is shared with our radio stations in that market. Eagle Financial Publications operates from a leased office in Washington D.C. Our current lease agreements range from one to seven years remaining on the lease term.

Publishing

Regnery® Publishing operates from leased facilities in Washington, D.C. with inventory fulfillment managed by a third-party in Delran, New Jersey. Salem Author Services operates from leased facilities in Orlando, Florida. Singing News® operates from leased office facilities in Nashville, Tennessee. Our current lease agreements range from one to four years remaining on the lease term.

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

ITEM 4. MINE AND SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On February 10, 2020, we had approximately 50 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 21,129,667 outstanding shares of Class A common stock and two stockholders of record and 5,553,696 outstanding shares of Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2018				2019
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High (mid-day)	$4.80	$5.80	$6.25	$3.64	$3.26	$2.67	$2.50	$1.70
Low (mid-day)	$3.55	$3.10	$3.35	$2.03	$2.08	$1.85	$1.48	$1.35

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

The following table shows the equity distributions that have been declared and paid to all stockholders of record of our Class A and Class B common stock during the years ended December 31, 2019 and 2018.

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 10, 2019	December 23, 2019	December 30, 2019	$ 0.0250	$ 667
September 11, 2019	September 23, 2019	September 30, 2019	$ 0.0650	$ 1,730
May 14, 2019	June 14, 2019	June 28, 2019	$ 0.0650	$ 1,728
March 7, 2019	March 19, 2019	March 29, 2019	$ 0.0650	$ 1,702
November 26, 2018	December 7, 2018	December 21, 2018	$ 0.0650	$ 1,702
September 5, 2018	September 17, 2018	September 28, 2018	$ 0.0650	$ 1,702
May 31, 2018	June 15, 2018	June 29, 2018	$ 0.0650	$ 1,701
February 28, 2018	March 14, 2018	March 28, 2018	$ 0.0650	$ 1,701

Based on the number of shares of Class A and Class B common stock currently outstanding, we expect to pay total annual equity distributions of approximately $2.7 million in 2020 if approved by our Board at the amount per share of our most recent payment.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K. Our Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Consolidated Financial Statements under Item 8 of this annual report on Form 10-K for details of each of these transactions. We have elected the presentation requirements under Rule 12b-2 of the Exchange Act as a smaller reporting company and have herein included a two year discussion of our financial condition and results of operations. Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our ABL Facility, reductions in revenue forecasts, our ability to renew our broadcast licenses, changes in interest rates, the timing of, our ability to complete any acquisitions or dispositions, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changes in consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, and the future write off of any material portion of the fair value of our FCC broadcast licenses and goodwill.

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

•

other revenue such as events, including ticket sales and sponsorships, listener purchase programs, where revenue is generated from special discounts and incentives offered to our listeners from our advertisers; talent fees for voice-overs or custom endorsements from our on-air personalities and production services, and lease income for studios, towers or office space.

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

In each of our operating segments, the rates we can charge for air-time, advertising and other products and services are dependent upon several factors, including:

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

Nielsen Audio uses the Portable People Meter TM (“PPM”) technology to collect data for its ratings service. PPM is a small device that is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals encoded by the broadcaster. The PPM offers a number of advantages over traditional diary ratings collection systems, including ease of use, more reliable ratings data, shorter time periods between when advertising runs and actual listening data, and little manipulation of data by users. A disadvantage of the PPM includes data fluctuations from changes to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time. We subscribe to Nielsen Audio for ratings services in 7 of our broadcast markets.

As is typical in the broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising during election years by way of political advertisements. During election years, or even numbered years, we benefit from an increase in political advertising revenue over non-election or odd numbered years. Political advertising revenue varies based on the number and type of candidates as well as the number and type of debated issues. Quarterly block programming revenue tends not to vary significantly because program rates are generally set annually and recognized on a per program basis.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During each of the years ended December 31, 2019 and 2018, 97% of our broadcast revenue was sold for cash.

Broadcast operating expenses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses, (iv) production and programming expenses, and (v) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities.

Digital Media

Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. Refer to Item 1. Business of this annual report for a description of each of our digital media websites and operations.

Revenues generated from this segment are reported as digital media revenue in our Consolidated Statements of Operations included in this annual report on Form 10-K. Digital media revenues are impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered or the number of products sold and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which Easter is observed, as this holiday generates a higher volume of product downloads from our church product sites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred by our digital media businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with e-commerce sites.

Publishing

Our publishing operations include book publishing through Regnery® Publishing, self-publishing services through Salem Author Services and Singing News Magazine. Refer to Item 1. Business of this annual report for a description of each of our publishing operations.

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

The primary operating expenses incurred by our Publishing businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses; and (iv) cost of goods sold that includes printing and production costs, fulfillment costs, author royalties and inventory reserves.

Known Trends and Uncertainties

Broadcast revenue growth remains challenged from what we believe to be several factors, including increasing competition from other forms of content distribution and time spent listening by audio streaming services, podcasts and satellite radio. This increase in competition and mix of radio listening time may lead advertisers to conclude that the effectiveness of radio has diminished. To minimize the impact of these factors, we continue to enhance our digital assets to complement our broadcast content. The increase use of voice activated platforms, or smart speakers, that provide audiences with the ability to access AM and FM radio stations show increased potential for broadcasters to reach audiences.

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 11.6% and 10.1%, respectively, of our net broadcast revenue during the year ended December 31, 2019. During the year ending December 31, 2019, we closed on the sale of 16 radio stations and had one sale pending at year end. These sales were pursued to generate cash flows from underperforming stations that was used to pay down outstanding debt. The sold stations generated $4.3 million of revenue during the year ended December 31, 2019 while incurring operating expenses of $5.6 million. We expect the station sales to have a favorable impact on our net operating results in future years.

Revenues from print magazines, including advertising revenue and subscription revenues, are challenged due to lower demand from the audiences that increasingly use other mediums that deliver comparable information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Decreases in digital revenue could adversely affect our operating results, financial condition and results of operations. Digital revenue is impacted by the nature and delivery of page views. We have experienced a shift in the number of page views from desktop devices to mobile devices. While mobile page views have increased dramatically, they carry a lower number of advertisements per page which are generally sold at lower rates. Digital media revenue is impacted by page views and the number of advertisements per page. Declines in desktop page views negatively impact revenue as mobile devices carry lower rates and less advertisement per page. To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs.

A portion of our indebtedness under the ABL, accrues interest at a variable rate based on LIBOR. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. At this time, it is not possible to predict the financial impact of the discontinuance, modification or other reforms to LIBOR, will have. However, the discontinuance of the LIBOR rate at the end of calendar year 2021 would result in all outstanding borrowings subject to a higher base rate adversely affecting our borrowing costs. We expect to amend the ABL prior to the LIBOR phaseout based on the ABL maturity date of May 19, 2022.

Key Financial Performance Indicators—Same-Station Definition

In the discussion of our results of operations below, we compare our broadcast operating results between periods on an as-reported basis, which includes the operating results of all radio stations and networks owned or operated at any time during either period and on a Same Station basis. Same Station is a Non-GAAP financial measure used both in presenting our results to stockholders and the investment community as well as in our internal evaluations and management of the business. We believe that Same Station Operating Income provides a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of Same Station Operating Income is not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP. Refer to “NON-GAAP FINANCIAL MEASURES” below for definitions and a reconciliation of these non-GAAP performance measures to the most comparable GAAP measures.

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

The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate SOI. We define SOI as net broadcast revenue less broadcast operating expenses. Accordingly, changes in net broadcast revenue and broadcast operating expenses, as explained above, have a direct impact on changes in SOI. SOI is not a measure of performance calculated in accordance with GAAP. SOI should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. We believe that SOI is a useful non-GAAP financial measure to investors when considered in conjunction with operating income (the most directly comparable GAAP financial measures to SOI), because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. SOI is commonly used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. We use SOI as one of the key measures of operating efficiency and profitability, including our internal reviews for potential impairment of indefinite-lived intangible assets and our internal reviews to approve capital expenditures. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance prepared in accordance with GAAP. Our definition of SOI is not necessarily comparable to similarly titled measures reported by other companies.

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

We apply a similar methodology to our digital media and publishing group. Digital Media Operating Income is defined as net digital media revenue less digital media operating expenses. Publishing Operating Loss is defined as net publishing revenue less publishing operating expenses. Digital Media Operating Income and Publishing Operating Income are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP financial performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Operating Income are useful non-GAAP financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal reviews for impairment of indefinite-lived intangible assets and our internal reviews to approve capital expenditures. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of Digital Media Operating Income and Publishing Operating Loss are not necessarily comparable to similarly titled measures reported by other companies.

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

Reconciliation of Non-GAAP Financial Measures:

In the tables below, we present a reconciliation of net broadcast revenue, the most comparable GAAP measure, to Same Station net broadcast revenue, and broadcast operating expenses, the most comparable GAAP measure to Same Station broadcast operating expense. We show our calculation of Station Operating Income and Same Station Operating Income, which is reconciled from net income, the most comparable GAAP measure in the table following our calculation of Digital Media Operating Income and Publishing Operating (Loss). Our presentation of these non-GAAP measures are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2018	2019
	(Dollars in thousands)
Net broadcast revenue	$198,502	$193,339
Less broadcast operating expenses	(148,614)	(149,439)

Station Operating Income	$49,888	$43,900

Net digital media revenue	$42,595	$39,165
Less digital media operating expenses	(33,296)	(30,801)

Digital Media Operating Income	$9,299	$8,364

Net publishing revenue	$21,686	$21,394
Less publishing operating expenses	(22,396)	(22,348)

Publishing Operating (Loss)	$(710)	$(954)

In the table below, we present a reconciliation of net income (loss), the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2018	2019
	(Dollars in thousands)
Net loss	$(3,192)	$(27,839)
Plus provision for income taxes	2,473	3,977
Plus net miscellaneous (income) and expenses	10	(163)
Plus (gain) loss on early retirement of long-term debt	(648)	(1,670)
Plus interest expense, net of capitalized interest	18,328	17,496
Less interest income	(5)	(2)

Net operating income (loss)	$16,966	$(8,201)

Plus net (gain) loss on the disposition of assets	4,653	22,326
Plus impairment of indefinite-lived long-term assets other than goodwill	2,870	2,925
Plus impairment of goodwill	—	2,427
Plus change in the estimated fair value of contingent earn-out consideration	76	(41)
Plus depreciation and amortization	18,226	15,934
Plus unallocated corporate expenses	15,686	15,940

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating (Loss)	$58,477	$51,310

Station Operating Income	$49,888	$43,900
Digital Media Operating Income	9,299	8,364
Publishing Operating (Loss)	(710)	(954)

	$58,477	$51,310

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Loss, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2018	2019
	(Dollars in thousands)
Net loss	$(3,192)	$(27,839)
Plus interest expense, net of capitalized interest	18,328	17,496
Plus provision for income taxes	2,473	3,977
Plus depreciation and amortization	18,226	15,934
Less interest income	(5)	(2)

EBITDA	$35,830	$9,566

Plus net (gain) loss on the disposition of assets	4,653	22,326
Plus change in the estimated fair value of contingent earn-out consideration	76	(41)
Plus impairment of indefinite-lived long-term assets other than goodwill	2,870	2,925
Plus impairment of goodwill	—	2,427
Plus net miscellaneous (income) and expenses	10	(163)
Plus gain on early retirement of long-term debt	(648)	(1,670)
Plus non-cash stock-based compensation	543	1,460
Plus ASC 842 lease adoption	—	171

Adjusted EBITDA	$43,334	$37,001

RESULTS OF OPERATIONS

Year Ended December 31, 2019 compared to the year ended December 31, 2018

The following factors affected our results of operations and our cash flows for the year ended December 31, 2019 as compared to the prior year:

Financing

During the year ended December 31, 2019, we completed repurchases of $18.7 million of the Notes for $16.8 million in cash, recognizing a net gain of $1.7 million after adjusting for bond issuance costs as detailed in Note 13—Long-Term Debt in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on Form 10-K.

During the year ended December 31, 2018, we completed repurchases of $16.4 million of the Notes for $15.4 million in cash, recognizing a net gain of $0.6 million after adjusting for bond issuance costs as detailed in Note 13—Long-Term Debt in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on Form 10-K.

Acquisitions, Divestitures and Other Transactions

•

On November 14, 2019, we closed on the sale of nine radio stations, WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri for

$8.7 million in cash. We recognized an estimated pre-tax loss of $9.9 million in the third quarter of 2019, which reflects the sales price as compared to the carrying value of the assets of the radio stations and the estimated closing costs. We adjusted the pre-tax loss by $0.5 million to $9.4 million upon closing in the fourth quarter of 2019 based on the actual closing costs incurred and a reconciliation of total station assets to assets included in the sale.

•

On September 27, 2019, we closed on the exchange of radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. No cash was exchanged for the assets. We recognized a non-cash pre-tax loss of $1.3 million on the exchange based on the estimated fair value of KPAM-AM as compared to the carrying value of KKOL-AM and the closing costs.

•

On September 26, 2019, we closed on the sale of four radio stations, WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida for $8.2 million in cash. We recognized a pre-tax loss of $4.7 million, which reflects the sales price as compared to the carrying value of the assets of the radio stations and the closing costs. We received $0.4 million in cash upon closing and the remaining $7.8 million in cash upon finalization of the assignment applications with the FCC.

•

On September 18, 2019, we sold radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida for $0.9 million in cash. We recognized a pre-tax loss of $1.6 million, which reflects the sales price as compared to the carrying value of the radio station assets and the closing costs. We received $0.8 million in cash upon closing. The remaining $0.1 million is payable in four installments with the final payment due December 18, 2020.

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

•

On August 6, 2018, we closed on the sale of radio station KGBI-FM in Omaha, Nebraska for $3.2 million. We recognized a pre-tax loss of $2.4 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs.

•	On July 25, 2018, we acquired radio station KZTS-AM (formerly KDXE-AM) and an FM Translator in Little Rock, Arkansas for $0.2 million in cash.

•

On July 24, 2018, we acquired the Childrens-Ministry-Deals.com website and related assets for $3.7 million in cash. We paid $3.5 million in cash upon closing with an additional $0.2 million in cash due within twelve months from the closing date if the seller met certain post-closing requirements with regard to intellectual property.

•	On June 28, 2018, we closed on the sale of land in Lakeside, California for $0.3 million in cash resulting in a pre-tax loss of $0.3 million.

•	On June 25, 2018, we acquired radio station KDXE-FM (formerly KZTS-FM) in Little Rock, Arkansas for $1.1 million in cash. We have programmed the station under an LMA beginning April 1, 2018.

•

On June 20, 2018, we closed on the sale of radio station WBIX-AM in Boston, Massachusetts for $0.7 million in cash. We recorded a pre-tax gain on the sale of $0.2 million which reflected the sales price as compared to the carrying value of the assets and closing costs.

•

On May 24, 2018, we closed on the sale of land in Covina, California for $0.8 million in cash resulting in a $0.2 million pre-tax loss which reflected the sales price as compared to the carrying value of the assets and closing costs.

•

On April 30, 2018, we ceased programming radio station KHTE-FM, in Little Rock, Arkansas. We programmed the station under a TBA beginning on April 1, 2015. We had the option to acquire the station for $1.2 million in cash during the TBA period. We paid the licensee a $0.1 million fee for not exercising our purchase option for the station.

•	On April 19, 2018, we acquired the HearItFirst.com domain name and related social media assets for $70,000 in cash.

•	On January 2, 2018, we began programming radio stations KPAM-AM and KKOV-AM in Portland, Oregon under LMAs entered on December 29, 2017, with original terms of up to 12 months. The

LMAs terminated on March 30, 2018 when the radio stations were sold to another party. We entered a second LMA with the new owner as of the closing date under which we continue to program radio station KPAM-AM.

Net Broadcast Revenue

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$198,502	$193,339	$(5,163)	(2.6)%	75.5%	76.1%
Same Station Net Broadcast Revenue	$192,649	$190,249	(2,400)	(1.2)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2018		2019
	(Dollars in thousands)
Block Programming:
National	$49,864	25.1%	$48,465	25.0%
Local	33,274	16.8	30,502	15.8

	83,138	41.9	78,967	40.8
Broadcast Advertising:
National	16,333	8.2	16,352	8.5
Local	55,863	28.2	51,824	26.8

	72,196	36.4	68,176	35.3
Station Digital (local)	9,463	4.8	14,892	7.7
Infomercials	1,824	0.9	1,409	0.7
Network	19,293	9.7	19,078	9.9
Other Revenue	12,588	6.3	10,817	5.6

Net Broadcast Revenue	$198,502	100.0%	$193,339	100.0%

Block programming revenue declined by $4.2 million including a $2.8 million decline in local programming revenue and a $1.4 million decline in national programming revenue. The decline in local programming revenue includes $0.2 million generated in 2018 from stations that we ceased operating in 2018 (KCRO-AM, KOTK-AM, and KGBI-FM in Omaha, Nebraska and KHTE-FM, in Little Rock, Arkansas) and a $1.0 million decline in revenue during 2019 as compared to 2018 for stations that were sold during 2019. Station sales, once announced, negatively impact our ability to enter sales contracts with customers. The decline in national programming revenue includes $0.2 million generated in 2018 from stations that we ceased operating in 2018 (KCRO-AM, KOTK-AM, and KGBI-FM in Omaha, Nebraska and KHTE-FM, in Little Rock, Arkansas) and a $0.3 million decline in revenue during 2019 as compared to 2018 for stations that were sold during 2019. Station sales, once announced, negatively impact our ability to enter sales contracts with customers. The remainder of the decline, including a $0.9 million decline in national program revenue and $0.9 million decline in local program revenue from our Christian Teaching and Talk format stations, a $0.7 million decline in local program revenue from our News Talk format stations, and $0.2 million combined from our Business News format stations was due to certain programmers discontinuing their ministry efforts and increased competition from other broadcasters and podcasts that resulted in lost programs and lower rates.

Advertising revenue, net of agency commissions, declined by $4.0 million, $1.9 million net of political, due to a $3.0 million decline in local advertising net of political offset by a $1.1 million increase in national advertising revenue net of political. Local advertising net of political, declined by $0.9 million on our CCM format radio stations, $0.9 million on our News Talk format radio stations, $0.5 million on our Christian Teaching and Talk format radio stations and $0.2 million on our Business News format radio stations due to lower spot rates charged to compete with other broadcasters that offered lower rates, primarily in the Dallas and Los Angeles markets. The remainder of the decline was due to stations sold during 2018 and 2019.

Station digital revenue, or local digital revenue generated from our radio stations and networks, increased by $5.4 million due to the growth of digital product offerings through Salem Surround, our national multimedia digital advertising agency launched in 2018 to provide digital marketing services to our customers. Our product offerings include social media campaigns, search engine optimization, retargeted advertising and other services intended to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. There were no significant changes in digital rates as compared to the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, declined by $0.2 million due to a $1.3 million decline in political advertising offset by a $1.1 million increase in revenue due to the continued strength of our nationally syndicated host programs and our share of revenue for a listener trip to Israel during 2019.

Other revenue declined by $1.8 million due to a $0.7 million decrease in listener purchase program revenue from lower listener participation, a $0.5 million decrease in event revenue from a reduction in the number of events held, a $0.3 million decrease in LMA fees associated with radio station WQVN-AM, Miami, Florida, sold on August 28, 2018 and a $0.1 million decrease in talent fees. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather which can affect attendance.

On a Same Station basis, net broadcast revenue decreased $2.4 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$42,595	$39,165	$(3,430)	(8.1)%	16.2%	15.4%

The following table shows the dollar amount and percentage of national net digital media revenue, or revenue generated from our websites and digital subscriptions, for each digital media revenue source.

	Year Ended December 31,
	2018		2019
	(Dollars in thousands)
Digital Advertising, net	$22,351	52.5%	$20,454	52.2%
Digital Streaming	4,347	10.2	3,873	10.0
Digital Subscriptions	8,205	19.2	8,044	20.5
Digital Downloads	5,354	12.6	5,694	14.5
e-commerce	1,949	4.6	480	1.2
Other Revenue	389	0.9	620	1.6

Net Digital Media Revenue	$42,595	100.0%	$39,165	100.0%

Digital advertising revenue, net of agency commissions, or national digital revenue declined by $1.9 million on a consolidated basis including a $1.8 million decline from Salem Web Network and a $0.1 million net decline from our conservative opinion websites within Townhall Media. The net decline from Townhall Media includes a $0.6 million increase from our March 2019 acquisition of pjmedia.com offset by $0.7 million consolidated decline that includes the impact of the February 27, 2019 sale of HumanEvents.com. Declines in national digital are attributable to a loss of advertisers who moved advertising spending to digital programmatic advertisers, such as Facebook and Google, and to a loss of advertisers who reduced or eliminated advertising on political-content websites such as ours. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Acquisitions of mobile applications and digital media assets are discussed in Note 3 of our Consolidated Financial Statements. Mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop. As a result, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.5 million as compared to the prior year based on lower demand for content available from our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue decreased $0.2 million on a consolidated basis reflecting a $0.8 million increase in revenues from our August 2018 acquisition of Hilary Kramer financial newsletter and a $0.2 million increase in revenue from our June 2019 acquisition of InvestmentHouse.com and $0.1 million increase in revenues from Townhall Media. This growth was offset with a $1.3 million decline in revenue from a reduction in the number of subscribers including a 6% decline in the number of subscribers to Dr. Mark Skousen and a 32% decline in the number of subscribers to James Woods.

Digital download revenue increased by $0.3 million overall including a $0.7 million increase from our acquisition of Childrens-Ministry-Deals.com in July 2018 that was offset by a $0.4 million decrease from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. There were no significant changes in rates as compared to the prior year.

E-commerce revenue decreased by $1.5 million due to the sale of Newport Natural Health, an e-commerce website operated by Eagle Wellness, during the first quarter of 2019.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. We recognized revenue of $0.2 million in 2019 related to transfer services provided to the buyer of Newport Natural Health. There were no changes in volume or rates as compared to the prior year.

Net Publishing Revenue

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$21,686	$21,394	$(292)	(1.3%)	8.3%	8.4%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2018		2019
	(Dollars in thousands)
Book Sales	$16,864	77.8%	$17,418	81.4%
Estimated Sales Returns & Allowances	(4,998)	(23.1)	(5,739)	(26.8)

Net Book Sales	11,866	54.7	11,679	54.6

E-Book Sales	1,481	6.8	1,428	6.7
Self-Publishing Fees	5,609	25.9	5,474	25.6
Print Magazine Subscriptions	907	4.2	763	3.6
Print Magazine Advertisements	574	2.6	609	2.8
Digital Advertising	473	2.2	405	1.9
Other Revenue	776	3.6	1,036	4.8

Net Publishing Revenue	$21,686	100.0%	$21,394	100.0%

Net book sales declined by $0.2 million including a $0.6 million decline from Salem Author Services offset by a $0.4 million net increase from Regnery Publishing. Regnery Publishing book sales reflect a 3% increase in the average price per unit sold and a 1% increase in volume. Book sales through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The increase of $0.7 million to the estimated sales returns and allowances reflects the higher number of print books sold through Regnery Publishing. The decline in book sales from Salem Author Services was due to a reduction in the number of new authors obtained and a reduction in the number of books sold with no significant changes in sale prices as compared to the prior year.

Regnery Publishing e-book sales decreased by $0.1 million due to a 6% decrease in the average price per unit sold from sales incentives offered that was offset by a 9% increase in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.1 million due a decline in the number of authors with fees charged to authors that were comparable to the prior year.

Declines in print magazine subscription revenues reflect lower consumer demand and distribution levels which were offset by a stabilization of print magazine advertisements. There were no significant changes in rates over the prior year.

Declines in digital adverting revenue were due to the discontinuation of the Conservative Book Club website operated by Regnery® Publishing in November 2018 partially offset with increases in digital advertising from the History on the Net website. Sales volume and rates were comparable to the prior year.

Other revenue includes change fees, video trailers and website revenues. There were no changes in volume or rates as compared to the prior year. Regnery® Publishing recognized an increase of $0.3 million in other revenues from royalties.

Broadcast Operating Expenses

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$148,614	$149,439	825	(0.6%)	56.6%	58.9%
Same Station Broadcast Operating Expenses	$141,660	$145,428	3,768	2.7%

Broadcast operating expenses increased by $0.8 million including a $3.8 million increase in costs associated with Salem Surround offset with other cost savings of $3.0 million. We continue to invest in Salem Surround, our multi-media advertising agency to grow revenue through new and enhanced digital product offerings. The decrease in broadcast operating expense, net of Salem Surround, includes a $1.8 million decrease in employee related costs including commissions consistent with lower sales, a $1.1 million decrease in discretionary advertising spending, a $0.7 million decrease in facility costs, and a $0.2 million decrease in acquisition costs offset with a $0.4 million increase in non-cash stock based compensation costs, a $0.3 million increase in production and programming expenses and a $0.2 million increase in music license fees.

On a same-station basis, broadcast operating expenses increased by $3.8 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$33,296	$30,801	(2,495)	(7.5%)	12.7%	12.1%

The decline in digital media operating expenses of $2.5 million is consistent with lower revenues. Cost of sales, including fulfillment and inventory costs, decreased $1.0 million due to the sale of Newport Natural Health, royalties decreased $0.2 million, advertising and promotional expenses decreased $0.2 million, streaming and hosting fees decreased $0.2 million, bad debt expenses decreased by $0.2 million, sales-based commissions and incentives decreased by $0.1 million consistent with lower revenues and facility-related expenses decreased $0.1 million.

Publishing Operating Expenses

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$22,396	$22,348	(48)	(0.2)%	8.5%	8.8%

Publishing operating expenses were consistent with the prior year. Cost of goods sold increased $0.1 million including a $0.5 million increase from print books sold by Regnery® Publishing, offset with a $0.3 million decline from Salem Author Services due to a lower volume of book sales and a $0.1 million decline in costs associated with lower distribution of Singing News. The gross profit margin for Regnery Publishing remained consistent at 58%. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 68% from 66% due to lower paper costs for print book sales. Additional savings were realized with a $0.2 million decline in advertising and promotion expenses.

Unallocated Corporate Expenses

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$15,686	$15,940	254	1.6%	6.0%	6.3%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.3 million includes a $0.6 million increase in non-cash stock-based compensation associated with restricted stock awards that was offset by a $0.1 million decrease in professional services, a $0.1 million decrease in travel and entertainment-related expense and a $0.1 million decrease in employee-related benefits associated with the cash surrender value of split-dollar life insurance.

Depreciation Expense

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$12,034	$11,297	(737)	(6.1)%	4.6%	4.4%

The decrease in depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$6,192	$4,637	$(1,555)	(25.1)%	2.4%	1.8%

The decrease in amortization expense reflects the impact of fully amortized domain names, customer lists and contracts, and subscriber base lists that had estimated useful lives of three to five years. These items were fully amortized at or near the beginning of the 2019 calendar year resulting in lower amortization expense for this year. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$76	$(41)	$(117)	(153.9)%	—%	—%

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

At December 31, 2019, our estimated contingent earn-out was $19,000 compared to $55,000 at December 31, 2018. We recorded a net decrease to our estimated contingent earn-out liabilities of $41,000 for the year ended December 31, 2019 and a net increase of $76,000 for the year ended December 31, 2018. The changes in our estimate of the contingent earn-out reflect volatility from variables, including revenue growth, page views or session time. We made no cash payments for contingent earn-out consideration during the year ended December 31, 2019 compared to $0.1 million paid in the prior year.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long Term Assets Other Than Goodwill	$2,870	$2,925	$55	1.9%	1.1%	1.2%

The impairment charge of $2.9 million for the year ended December 31, 2019 includes a $1.9 million impairment to broadcast licenses in our Louisville, Philadelphia, Portland and San Francisco markets recorded during interim testing in September 2019 based on market revenues that were trending below the forecasted amounts used in our 2018 year-end valuations, a $1.0 million impairment to broadcast licenses in our Tampa market recognized during annual testing in the fourth quarter of 2019 and a $17,300 impairment of mastheads recognized during our annual testing in the fourth quarter of 2019. The impairment charge of $2.9 million for the year ended December 31, 2018 includes $2.8 million of impairments associated with our broadcast licenses in Cleveland, Louisville and Portland and a $36,000 impairment of mastheads that were recognized during our annual testing period in the fourth quarter of 2018. Based on our review and analysis, we determined that the carrying value of broadcast licenses in Cleveland, Louisville and Portland were impaired.

These impairment charges were driven by decreases in the projected long-term revenue growth rates for the broadcast and publishing industries. We believe that these decreases are indicative of trends in the industry as a whole and are not unique to our company or operations.

Impairment of Goodwill

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$—	$2,427	$2,427	100.0%	—%	1.0%

During our annual testing in the fourth quarter of 2019, we identified operating losses within Eagle Financial Publications and Salem Author Services that indicated that the value of goodwill may be impaired. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Based on this review and analysis, we recorded an impairment charge of $2.1 million associated with the value of goodwill for Eagle Financial Publications and $0.3 million to the value of goodwill with Salem Author Services.

We believe that these decreases are indicative of trends in the industry as a whole and are not unique to our company or operations.

Net (Gain) Loss on the Disposition of Assets

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$4,653	$22,326	17,673	379.8%	1.8%	8.8%

The net loss on the disposition of assets of $22.3 million for the year ended December 31, 2019 includes a $9.4 million pre-tax loss from the sale of nine radio stations, WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri, a $4.7 million pre-tax loss from the sale of four radio stations WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida, a $3.8 million pre-tax loss on the sale of radio station WSPZ-AM in Washington, D.C., a $1.6 million pre-tax loss from the sale of radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida, a $1.3 million pre-tax loss on the exchange of radio station KKOL-AM in Seattle, Washington for KPAM-AM in Portland, Oregon, a $0.2 million pre-tax loss on the sale Mike Turner’s line of investment products, a $0.2 million pre-tax loss on the sale of HumanEvents.com, and a $1.5 million estimated pre-tax loss on the pending sale of radio station WBZW-AM in Orlando, Florida, that was partially offset by a $0.4 million pre-tax gain on the sale of a portion of land on our transmitter site in Miami, Florida and a $0.1 million pre-tax gain on the sale of Newport Natural Health.

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

Other Income (Expense)

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$5	$2	(3)%	(60.0)%	—%	—%
Interest Expense	(18,328)	(17,496)	832%	(4.5)%	(7.0)%	(6.9)%
Gain on Early Retirement of Long-Term Debt	648	1,670	1,022%	157.7%	0.2%	0.7%
Net Miscellaneous Income and (Expenses)	(10)	163	173%	(1,730.0)%	—%	0.1%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $0.8 million reflects the outstanding balance of the Notes, the outstanding balance of the ABL and finance lease obligations outstanding during the year ended December 31, 2019. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges. The LIBOR rate scheduled to be discontinued at the end of calendar year 2021 could result in all outstanding borrowings subject to the higher base rate borrowing. We expect to amend the ABL prior to the LIBOR phaseout based on the ABL maturity date of May 19, 2022.

The gain on the early retirement of long-term debt reflects $18.7 million of repurchases of the Notes at prices below face value resulting in a pre-tax gain of $1.7 million for the year ended December 31, 2019, compared to $0.6 million for the prior year.

Net miscellaneous income and expenses includes miscellaneous receipts such as usage fees for real estate properties and miscellaneous expenses. During the year ended December 31, 2019, we received $0.1 million in insurance proceeds associated with water damage to one of our radio stations in Los Angeles, California. During the year ended December 31, 2018, we paid a contract termination fee of $0.1 million for not exercising our option right to purchase radio station KHTE-FM in Little Rock, Arkansas. This was offset by insurance proceeds associated with hurricane Irma in Tampa, Florida market.

Provision for Income Taxes

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$2,473	$3,977	1,504	60.8	0.9%	1.6%

We recognized provision for income tax of $4.0 million for the year ended December 31, 2019 compared to $2.5 million for the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (16.7)% for the year ended December 31, 2019 compared to (343.9)% for the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. For the year ended December 31, 2019, the primary drivers of the effective tax rate include a federal income tax benefit generated from operations of $5.0 million, an additional valuation allowance of $4.1 million for federal and $3.5 million valuation allowance for state along with permanent differences and other state statutory rate adjustments. The state income tax provision is an accumulation of applicable state income taxes calculated in accordance with each state’s tax laws and each state’s pre-tax income that ranges from various losses to income levels.

Net Loss

	Year Ended December 31,
	2018	2019	Change $	Change %	2018	2019
	(Dollars in thousands)				% of Total Net Revenue
Net Loss	$(3,192)	$(27,839)	$(24,647)	772.1%	(1.2)%	(11.0)%

Net loss increased by $24.6 million to $27.8 million for the year ended December 31, 2019 compared to $3.2 million during the prior year due to the changes described above.

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

Trade and Barter Transactions

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.

Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 65% of our total assets at December 31, 2019 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in Note 14 of our Financial Statements and Supplementary Data.

The first step of our impairment testing is to perform a qualitative assessment as to whether it is more likely than not that an indefinite-lived intangible asset is impaired. This qualitative assessment requires significant judgment when considering the events and circumstances that may affect the estimated fair value of our indefinite-lived intangible assets. These events and circumstances are not all-inclusive and are not by themselves indicators of impairment. We consider external and internal factors when reviewing the following events and circumstances, which are presented in the order of what we believe to be the strongest to weakest indicators of impairment:

(1)	the difference between any recent fair value calculations and the carrying value;

(2)	financial performance, such as station operating income, including performance as compared to projected results used in prior estimates of fair value;

(3)	macroeconomic economic conditions, including limitations on accessing capital that could affect the discount rates used in prior estimates of fair value;

(4)	industry and market considerations such as declines in market-dependent multiples or metrics, a change in demand, competition, or other economic factors;

(5)	operating cost factors, such as increases in labor, that could have a negative effect on future expected earnings and cash flows;

(6)	legal, regulatory, contractual, political, business, or other factors;

(7)	other relevant entity-specific events such as changes in management or customers; and

(8)	any changes to the carrying amount of the indefinite-lived intangible asset.

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

As part of our qualitative assessment, we calculate the excess fair value, or the amount by which our prior year estimated fair value exceeds the current year carrying value. Based on our analysis and review, including the financial performance of each market, we believe that a 25% excess fair value margin is a reasonable benchmark for our qualitative analysis. Markets with an excess fair value of 25% or more, which have had no significant changes in the prior year assumptions and key estimates, are not likely to be impaired.

Next, we review the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or Station Operating Income (“SOI”) defined as net broadcast revenue less broadcast operating expenses. See Item 6—Selected Financial Data within this annual report for information on SOI, a non-GAAP measure. Numerous trade organizations and analysts review these radio station sales to track SOI multiples applicable to each transaction. Based on published reports and an analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a reasonable indicator of fair value. Markets with an SOI multiple of four or less, which have had no significant changes in the prior year assumptions and key estimates, are not likely to be impaired.

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

When performing a quantitative review of broadcast licenses, we estimate the fair value of each market cluster using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to the operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or lease all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

The primary assumptions used in the Greenfield Method are:

(1)	gross operating revenue in the station’s designated market area;

(2)	normalized market share;

(3)	normalized profit margin;

(4)	duration of the “ramp-up” period to reach normalized operations, which was assumed to be three years,

(5)	estimated start-up costs based on market size;

(6)	ongoing replacement costs of fixed assets and working capital;

(7)	the calculations of yearly net free cash flows to invested capital; and

(8)	amortization of the intangible asset, or the broadcast license.

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2018	September 30, 2019	December 31, 2019
Risk-adjusted discount rate	9.0%	9.0%	9.0%
Operating profit margin ranges	4.4% - 34.5%	4.3% - 30.7%	4.0% - 33.8%
Long-term revenue growth rates	0.5% - 1.2%	0.7% - 1.1%	0.7% - 1.1%

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

The first step of our impairment testing is to perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets, including goodwill, are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entity’s operating income to estimate the fair value. We believe that a multiple of four is a reasonable indicator of fair value as described above.

If the results of our qualitative assessment indicate that the fair value of a reporting unit may be less than its carrying value, we perform a second quantitative review of the reporting unit. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.

Goodwill—Broadcast Markets

The unit of accounting we use to test goodwill associated with our radio stations is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. Fifteen of our 32 market clusters have goodwill associated with them as of our annual testing period ended December 31, 2019. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Broadcast Markets Enterprise Valuations	December 31, 2018	December 31, 2019
Risk-adjusted discount rate	9.0%	9.0%
Operating profit margin ranges	(4.1%) - 45.1%	(31.1%) - 38.7%
Long-term revenue growth rates	0.5% - 1.1%	0.7% - 0.9%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Goodwill—Broadcast Networks

The unit of accounting we use to test goodwill in our radio networks is the entity level, which includes Salem Radio NetworkTM (“SRNTM”), Todays Christian Music (“TCM”) and Singing News® Radio. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available. One of our networks has goodwill associated with it as of our annual testing period ended December 31, 2019. The first step of our qualitative review, in which we calculate excess fair value, or the amount by which the prior year estimated fair value exceeds the current year carrying value, when there are no significant changes in the prior year assumptions and key estimates, we determined that the value of broadcast network goodwill is not likely to be impaired.

Based on our analysis and review, the estimated fair value of the reporting unit exceeds the carrying value and Step 2 of the impairment testing was not necessary. We did not perform a sensitivity analysis for the current year, as such changes in the assumptions would have no impact on the carrying value of goodwill associated with our broadcast networks.

Goodwill —Digital Media

The unit of accounting we use to test goodwill in our digital media segment is the entity level, which includes SWN, SWN Spanish, Townhall.com®, and Eagle Financial Publications. The financial statements for SWN include the operating results and cash flows for our Christian content websites and our church product websites. The financial statements for Townhall.com® reflect the operating results for each of our conservative opinion websites. Eagle Financial Publications include our investing websites and related digital publications. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available. Three of our four digital entities have goodwill associated with them as of our annual testing period ended December 31, 2019. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Digital Media Enterprise Valuations	December 31, 2018	December 31, 2019
Risk adjusted discount rate	10.0%	10.0%
Operating profit margin ranges	8.5% - 17.2%	3.7% - 28.8%
Long-term revenue growth rates	1.0%	0.5% - 1.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Goodwill—Publishing

The unit of accounting we use to test goodwill in our publishing segment is the entity level, which includes Regnery® Publishing, Salem Author Services and Singing News®. Regnery® Publishing is a book publisher based in Washington DC that operates from a stand-alone facility under one general manager, with operating results and cash flows of reported at the entity level. Salem Author Services operates from a stand-alone facility in Orlando, Florida under one general manager who is responsible for the operating results and cash flows. Singing News® produces and distributes a print magazine. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available. Two of our publishing entities have goodwill associated with them as of our annual testing period ended December 31, 2019. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Publishing Enterprise Valuations	December 31, 2018	December 31, 2019
Risk adjusted discount rate	10.0%	10.0%
Operating margin ranges	4.0% - 5.0%	1.5% - 3.9%
Long-term revenue growth rates	1.0%	0.5%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Other Indefinite-Lived Intangible Assets Impairment Testing

Other indefinite-lived intangible consists of mastheads, or the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We test the value of mastheads at the publishing entity level, which is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. We print one magazine as of the testing period ended December 31, 2019 for which we have recorded masthead value.

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

Pre-tax royalty income is based on a 10-year revenue forecast and assumed to carry on into perpetuity. Revenue beyond the projection period (terminal year) is based on estimated long-term industry growth rates. The analysis also incorporates the present value of the tax amortization benefit associated with mastheads. The key estimates and assumptions are as follows:

Mastheads	December 31, 2018	December 31, 2019
Risk-adjusted discount rate	10.0%	10.0%
Long-term revenue growth rates	(4.0%) - (1.0%)	(4.0%) - (1.0%)
Royalty rate	3.0%	3.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Sensitivity of Key Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets Assumptions

When estimating the fair value of broadcast licenses, goodwill, and other indefinite-lived intangible assets, we make assumptions regarding future revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment that may differ materially from actual results. The following sensitivity analysis shows the incremental impact and the hypothetical non-cash impairment charge that would have result if our estimates were to change by 100 basis points as of the annual testing period in the fourth quarter of 2019:

	Sensitivity Analysis (1)
	Increase in Risk- Adjusted Discount Rate	Decrease in Operating Profit Margins	Decrease in Long-Term Revenue Growth Rates
	(Dollars in thousands)
Incremental broadcast licenses impairment	$10,903	$4,098	$5,389
Incremental goodwill impairment	2,808	3,494	2,645
Incremental Mastheads impairment	29	—	—

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

The same discount rate was used in each of our broadcast markets. The discount rate applied to our digital media and publishing entities was higher given the perceived additional risks associated with the cash flows of these businesses.

Operating profit margin is defined as operating income before interest, depreciation, amortization, income tax and corporate allocation charges divided by net revenue. For the fair value analysis, the projections of operating profit margin that are used are based upon industry expectations. These margin projections are not specific to the performance of our radio stations or segments in a market but are predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor. If actual future margins are lower than our estimates, we may recognize future impairment charges, the amount of which may be material.

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

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. As of January 1, 2018, under the guidance effective under ASU 2017-01, a fewer number of our radio station acquisitions qualify as business acquisitions and instead be accounted for as asset purchases. Asset purchases are recognized based on their cost to acquire, including transaction costs. The cost to acquire an asset group is allocated to the individual assets acquired based on their relative fair value with no goodwill recognized.

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

Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurements include inputs that are Level 3 measurement as discussed in Note 14, Fair Value Measurements and Disclosures in the notes of our Consolidated Financial Statements contained in Item 8 in this annual report on Form 10-K.

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

At December 31, 2019, our estimated contingent earn-out was $19,000 compared to $55,000 at December 31, 2018. We recorded a net decrease to our estimated contingent earn-out liabilities of $41,000 for the year ended

December 31, 2019 and a net increase of $76,000 for the year ended December 31, 2018. The changes in our estimate of the contingent earn-out reflect volatility from variables, including revenue growth, page views or session time. We made no cash payments for contingent earn-out consideration during the year ended December 31, 2019 compared to $0.1 million paid in the prior year.

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of all remaining contingent earn-out consideration however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) established a single definition of fair value in generally accepted accounting principles and requires expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value.

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

ASC 820 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the ASC 820 hierarchy are as follows:

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 14, Fair Value Measurements and Disclosures in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report on Form 10-K.

Contingency Reserves

In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration and other claims that are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. Certain of these proceedings are discussed in Note 16, Commitments and Contingencies, contained in our Consolidated Financial Statements.

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

While we believe that the final resolution of any known maters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources.

Allowance for Doubtful Accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally not written-off until all of our collection efforts have been unsuccessful, including use of a collection agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Sales Returns and Allowances

Books sold through Regnery® Publishing allow for a right of return. We record an estimate of book returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance of our products. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Inventory Reserves

Inventories consist of finished books recorded at the lower of cost or net realizable value as determined on a First-In First-Out (“FIFO”) cost method. We reviewed historical data associated with book inventories held by Regnery® Publishing as well as our own experiences to estimate the fair value of inventory on hand. Our analysis includes a review of actual sales returns, our allowances, royalty reserves, overall economic conditions and product demand. We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million and $0.8 million at December 31, 2019 and 2018, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

Leases

We adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”) issued under ASU 2016-02 on January 1, 2019. Under ASC 842, we consider all relevant facts and circumstances, to determine whether a contract is or contains a lease at inception. Our analysis includes whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. This consideration involves judgment with respect to whether we have the right to obtain substantially all of the economic benefits from the use of the identified asset and whether we have the right to direct the use of the identified asset.

Lease Term—Impact on Right-of-Use Assets and Lease Liabilities

The lease term can materially impact the value of the ROU assets and lease liabilities recorded on our balance sheet as required under ASC 842. We calculate the term for each lease agreement to include the noncancellable period specified in the agreement together with (1) the periods covered by options to extend the lease if we are reasonably certain to exercise that option, (2) periods covered by an option to terminate if we are reasonably certain not to exercise that option and (3) period covered by an option to extend (or not terminate) if controlled by the lessor. The assessment of whether we are reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors and market-based factors. These factors, detailed below, are evaluated based on the facts and circumstances at the time we enter a lease agreement.

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

Incremental Borrowing Rate

The ROU asset and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s IBR. IBR is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

The credit worthiness of Salem Media Group

At January 1, 2019, our Moody’s rating was “B2,” consistent with the last ten years. A B2 credit rating is considered speculative in nature and subject to high credit risk. On May 15, 2019, Moody’s downgraded Salem from a “B2” rating to a “B3” rating. The “B3” rating is also speculative in nature and subject to high credit risk. The “B3” rating is the lowest end of the range before “Caa1,” or poor quality with very high credit risk. At December 31, 2019, Salem’s Moody’s rating was unchanged at a “B3” rating.

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

From this analysis, we developed a matrix to estimate the IBR for each major category of leases. We review our IBR estimates on a quarterly basis and update as necessary. We have not modified our estimate methodology since adopting ASC 842 on January 1, 2019.

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

For financial reporting purposes, we recorded a valuation allowance of $13.0 million as of December 31, 2019 to offset the deferred tax assets related to the federal and state net operating loss carryforwards. As a result of our adjusted cumulative three-year pre-tax book loss as of December 31, 2019, we performed a review of our valuation allowance. We recorded an increase to the valuation allowance of $7.6 million, for a total valuation allowance of $13.0 million.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2019, we recognized liabilities associated with uncertain tax positions around our subsidiary Salem Communications Holding Company’s Pennsylvania tax filing. The position taken on the tax returns follows Pennsylvania Notice 2016-01 which provides guidance for reversal of intercompany interest income and associated expense yielding a net loss for Pennsylvania. The current liability recognized for the tax position is

$0.2 million including interest and penalties. Our evaluation was performed for all tax years that remain subject to examination, which range from 2015 through 2018. On August 10, 2017, the City of New York began its audit of Salem’s 2013 and 2014 tax filings. On October 30, 2019, the City of New York finalized its audit of Salem’s 2013 and 2014 tax filings with no changes.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are operating cash flows, borrowings under credit facilities and proceeds from the sale of selected assets or businesses. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from these sources. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. We have assessed the current and expected economic outlook and our current and expected needs for funds and we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months, including our working capital deficit at December 31, 2019.

Generally, we keep the balance of cash and cash equivalents low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents were $6,000 at December 31, 2019 compared to $0.1 million at December 31, 2018. Our working capital decreased by $2.2 million to ($11.4) million at December 31, 2019 compared to ($9.2) million at December 31, 2018 due to the recognition of current operating lease liabilities of $8.5 million, the derecognition of prepaid rent of $1.1 million, an increase in accounts payable and accrued expenses of $0.9 million and a $7.2 million decrease in the outstanding balance on the ABL.

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

Net cash provided by operating activities during the year ended December 31, 2019 decreased by $6.0 million to $17.0 million from $23.0 million during the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Total net revenue declined by $8.9 million;

•

Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments and net gain (loss) on the disposition of assets, decreased by $1.5 million;

•	Trade accounts receivables, net of allowances, decreased by $2.2 million compared to an increase of $0.5 million for the prior year;

•	Unbilled revenue increased $0.2 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, was unchanged at 60 days at December 31, 2019 and 2018;

•	Net accounts payable and accrued expenses increased $0.9 million to $20.8 million from $19.9 million as of the prior year; and

•	Net inventories on hand increased $40,000 to $0.7 million at December 31, 2019 compared to a decrease of $0.1 million to $0.7 million at December 31, 2018.

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

In recent years, we have entered acquisition agreements that contain contingent earn-out arrangements that are payable in the future based on the achievement of predefined operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should these acquisitions not meet our operational expectations.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $9.0 million during 2020.

We plan to fund future purchases and any acquisitions from cash on hand, operating cash flow or our credit facilities.

Net cash provided by investing activities was $10.9 million during the year ended December 31, 2019 compared to net cash used in investing activities of $10.7 million during the prior year. The $21.7 million increase in cash provided by (used in) investing activities includes:

•	Cash received from radio station and asset sales were $20.7 million during the year ended December 31, 2019 compared to $9.9 million during the prior year;

•	Cash paid for acquisitions decreased $9.6 million to $1.3 million compared to $10.9 million during the prior year; and

•	Cash paid for capital expenditures decreased $1.5 million to $7.8 million compared to $9.3 million during the prior year.

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

During the year ended December 31, 2019, the principal balances outstanding under the Notes and ABL Facility ranged from $231.1 million to $258.2 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

The actual declaration of dividends and equity distributions, as well as the establishment of per share amounts, dates of record, and payment dates are subject to final determination by our Board of Directors and depend upon future earnings, cash flows, financial and legal requirements, and other factors. Based on the number of shares of Class A and Class B common stock currently outstanding, we expect to pay total annual equity distributions of approximately $2.7 million in 2020 if approved by our Board at the amount per share of our most recent payment.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash used in financing activities during the year ended December 31, 2019 increased $15.9 million to $28.0 million compared to $12.1 million during the prior year. The increase in cash used for financing activities includes:

•	Net payments on our ABL Facility were $7.2 million during the year ended December 31, 2019 compared to net proceeds of $10.7 million during the prior year;

•	A $2.2 million increase in the book overdraft to $1.9 million at December 31, 2019 compared to $0.3 million at December 31, 2018; and

•	We used $16.8 million of cash to repurchase $18.7 million in face value of the 6.75% Senior Secured Notes compared to $15.4 million of cash to repurchase $16.4 million during the prior year.

•

We used the proceeds from the sale of radio stations to pay down our debt, both the ABL and the Notes. This resulted in a reduction of our leverage ratio from 6.57 at the end of the third quarter to 6.18 at the end of the year.

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

Based on the balance of the Notes currently outstanding, we are required to pay $14.8 million per year in interest on the Notes. As of December 31, 2019, accrued interest on the Notes was $1.2 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the years ended December 31, 2019 and 2018, $0.9 million of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
December 27, 2019	$3,090	$2,874	93.00%	$48	$167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$35,164	$32,194		$652	$2,318

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

The ABL Facility is a five-year $30.0 million revolving credit facility due May 19, 2022, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue interest at a rate equal to a base rate or LIBOR rate plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings. The LIBOR rate scheduled to be discontinued at the end of calendar year 2021 could result in all outstanding borrowings subject to the higher base rate borrowing. We expect to amend the ABL prior to the LIBOR phaseout based on the ABL maturity date of May 19, 2022.

Availability under the ABL is subject to a borrowing base consisting of (a) 85% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of December 31, 2019, the amount available under the ABL was $26.4 million of which $12.4 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

We incurred debt issue costs of $0.8 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the years ended December 31, 2019 and 2018, $0.2 million of debt issuance costs associated with the Notes was amortized to interest expense. At December 31, 2019, the blended interest rate on amounts outstanding under the ABL Facility was 3.98%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2018	2019
	(Dollars in thousands)
6.75% Senior Secured Notes	$238,570	$219,836
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(4,540)	(3,368)

6.75% Senior Secured Notes net carrying value	234,030	216,468

Asset-Based Revolving Credit Facility principal outstanding	19,660	12,426

Long-term debt less unamortized debt issuance costs	253,690	228,894

Less current portion	(19,660)	(12,426)

Long-term debt less unamortized debt issuance costs, net of current portion	$234,030	$216,468

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2019:

•	$12.4 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$219.8 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2019 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2020	$12,426
2021	—
2022	—
2023	—
2024	219,836
Thereafter	—

$232,262

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

We have incurred impairment losses associated with goodwill and indefinite lived assets, including broadcast licenses and mastheads. These impairment losses were attributable to declines in the projected long-term revenue growth rates for the broadcast, digital and publishing industries. The long-term revenue growth rates are specific for each market and ranged from 0.5%—1.2% as of the 2018 testing period to a range of 0.7%—1.1% as of the 2019 testing period resulting in a decline in operating profit margins from 4.4%—34.5% in 2018 to 4.0%—33.8% in 2019. Long-term revenue growth rates for digital media entities were 1.0% during the 2018 annual testing to a range of 0.5%—1.0% as of the 2019 testing period while publishing long-term revenue growth rates were 1.0% during the 2018 annual testing period to 0.5% during the 2019 testing period. Declines in excess of these amounts and/or failure to achieve the anticipated growth rates may result in future impairment losses, the amount of which may be material.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 14 of our Consolidated Financial Statements under Item 8 of this annual report on Form 10-K. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units.

While the impairment charges we have recognized are non-cash in nature and have not violated any debt covenants, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the potential for an economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2019 and 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

Not required for smaller reporting companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

Salem Media Group, Inc.

Camarillo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salem Media Group, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph—Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification No. 842 Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Sherman Oaks, California

March 12, 2020

SALEM MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$117	$6
Trade accounts receivable (net of allowances of $9,732 in 2018 and $10,947 in 2019)	33,020	30,824
Unbilled revenue	2,513	2,749
Other receivables (net of allowances of $158 in 2018 and $— in 2019)	806	1,352
Inventories (net of reserves of $994 in 2018 and $1,271 in 2019)	677	717
Prepaid expenses	6,504	5,890
Assets held for sale	—	185

Total current assets	43,637	41,723

Notes receivable (net of allowance of $733 in 2018 and $954 in 2019)	218	667
Property and equipment (net of accumulated depreciation of $170,756 in 2018 and $173,122 in 2019)	96,344	87,673
Operating lease right-of-use assets	—	54,550
Financing lease right-of-use assets	164	180
Broadcast licenses	376,316	337,858
Goodwill	26,789	23,998
Other indefinite-lived intangible assets	277	260
Amortizable intangible assets (net of accumulated amortization of $53,180 in 2018 and $55,617 in 2019)	11,264	7,100
Deferred financing costs	381	224
Other assets	3,638	4,197

Total assets	$559,028	$558,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,187	$3,468
Accrued expenses	10,104	9,395
Accrued compensation and related expenses	7,582	7,895
Accrued interest	1,375	1,262
Contract liabilities	11,537	9,493
Deferred rent income	108	110
Income taxes payable	267	531
Current portion of operating lease liabilities	—	8,485
Current portion of financing (capital) lease liabilities	58	69
Current portion of long-term debt	19,660	12,426

Total current liabilities	52,878	53,134

Long-term debt, less current portion	234,030	216,468
Operating lease liabilities, less current portion	—	54,050
Financing (capital) lease liabilities, less current portion	105	124
Deferred income taxes	35,272	38,778
Deferred rent expense, long-term	9,382	—
Contract liabilities, long-term	1,379	1,744
Deferred rent income, less current portion	4,049	3,956
Other long-term liabilities	64	513

Total liabilities	337,159	368,767

Commitments and contingencies (Note 16)
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 22,950,066 and 23,447,317 issued and 20,632,416 and 21,129,667 outstanding at December 31, 2018 and 2019, respectively	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2018 and 2019, respectively	56	56
Additional paid-in capital	245,220	246,680
Accumulated earnings (deficit)	10,372	(23,294)
Treasury stock, at cost (2,317,650 shares at December 31, 2018 and 2019)	(34,006)	(34,006)

Total stockholders’ equity	221,869	189,663

Total liabilities and stockholders’ equity	$559,028	$558,430

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2018	2019
Net broadcast revenue	$198,502	$193,339
Net digital media revenue	42,595	39,165
Net publishing revenue	21,686	21,394

Total net revenue	262,783	253,898

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $2,142 and $1,873 for the years ended December 31, 2018 and 2019, respectively, paid to related parties)	148,614	149,439
Digital media operating expenses, exclusive of depreciation and amortization shown below	33,296	30,801
Publishing operating expenses exclusive of depreciation and amortization shown below	22,396	22,348
Unallocated corporate expenses, exclusive of depreciation and amortization shown below (including $198 and $135 for the years ended December 31, 2018 and 2019, respectively, paid to related parties)	15,686	15,940
Depreciation	12,034	11,297
Amortization	6,192	4,637
Change in the estimated fair value of contingent earn-out consideration	76	(41)
Impairment of indefinite-lived long-term assets other than goodwill	2,870	2,925
Impairment of goodwill	—	2,427
Net (gain) loss on the disposition of assets	4,653	22,326

Total operating expenses	245,817	262,099

Operating income (loss)	16,966	(8,201)
Other income (expense):
Interest income	5	2
Interest expense	(18,328)	(17,496)
Gain on early retirement of long-term debt	648	1,670
Net miscellaneous income and (expenses)	(10)	163

Net loss from operations before income taxes	(719)	(23,862)
Provision for income taxes	2,473	3,977

Net loss	$(3,192)	$(27,839)

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2018	2019
Basic loss per share data:
Basic loss per share Class A and Class B common stock	$(0.12)	$(1.05)
Diluted loss per share data:
Diluted loss per share Class A and Class B common stock	$(0.12)	$(1.05)
Basic weighted average Class A and Class B shares outstanding	26,179,702	26,502,934

Diluted weighted average Class A and Class B shares outstanding	26,179,702	26,502,934

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2017	22,932,451	$227	5,553,696	$56	$244,634	$20,370	$(34,006)	$231,281
Stock-based compensation	—	—	—	—	543	—	—	543
Options exercised	17,615	—	—	—	43	—	—	43
Cash distributions	—	—	—	—	—	(6,806)	—	(6,806)
Net loss	—	—	—	—	—	(3,192)	—	(3,192)

Stockholders’ equity, December 31, 2018	22,950,066	$227	5,553,696	$56	$245,220	$10,372	$(34,006)	$221,869

Distributions per share	$0.26	—	$0.26	—	—	—	—
Stock-based compensation	—	—	—	—	1,460	—	—	1,460
Options exercised	200	—	—	—	—	—	—	—
Lapse of restricted shares	497,051	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	(5,827)	—	(5,827)
Net loss	—	—	—	—	—	(27,839)	—	(27,839)

Stockholders’ equity, December 31, 2019	23,447,317	$227	5,553,696	$56	$246,680	$(23,294)	$(34,006)	$189,663

Distributions per share	$0.22		$0.22

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2018	2019
OPERATING ACTIVITIES
Net loss	$(3,192)	$(27,839)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	543	1,460
Depreciation and amortization	18,226	15,934
Amortization of deferred financing costs	1,114	1,060
Non-cash lease expense	—	9,026
Accretion of acquisition-related deferred payments and contingent earn-out consideration	24	5
Provision for bad debts	2,098	2,066
Deferred income taxes	2,191	3,506
Impairment of indefinite-lived long-term assets other than goodwill	2,870	2,925
Impairment of goodwill	—	2,427
Change in the estimated fair value of contingent earn-out consideration	76	(41)
Net (gain) loss on the disposition of assets	4,653	22,326
Gain on early retirement of debt	(648)	(1,670)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(2,814)	(595)
Inventories	53	(440)
Prepaid expenses and other current assets	308	617
Accounts payable and accrued expenses	1,031	(2,009)
Deferred rent expense	(152)	—
Operating lease liabilities	—	(10,112)
Contract liabilities	(3,365)	(1,657)
Deferred rent income	(135)	(209)
Other liabilities	(15)	(34)
Income taxes payable	95	264

Net cash provided by operating activities	22,961	17,010

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(9,267)	(7,757)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(77)	(28)
Purchases of broadcast assets and radio stations	(6,534)	(35)
Purchases of digital media businesses and assets	(4,320)	(1,250)
Proceeds from sale of assets	9,894	20,741
Other	(420)	(738)

Net cash provided by (used in) investing activities	(10,724)	10,933

FINANCING ACTIVITIES
Payments to repurchase 6.75% Senior Secured Notes	(15,443)	(16,751)
Proceeds from borrowings under ABL Facility	153,650	111,790
Payments on ABL Facility	(142,990)	(119,024)
Refunds (payments) of debt issuance costs	(50)	(44)
Payments of acquisition-related contingent earn-out consideration	(140)	—
Proceeds from the exercise of stock options	43	—
Payment of cash distribution on common stock	(6,806)	(5,827)
Payments on financing lease liabilities	(85)	(83)
Book overdraft	(302)	1,885

Net cash used in financing activities	(12,123)	(28,054)

Net increase (decrease) in cash and cash equivalents	114	(111)
Cash and cash equivalents at beginning of year	3	117

Cash and cash equivalents at end of year	$117	$6

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2018	2019
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Cash paid for interest, net of capitalized interest	$17,208	$16,530
Cash paid for interest on finance lease liabilities	$23	$9
Cash paid for income taxes, net of refunds	$186	$207
Other supplemental disclosures of cash flow information:
Barter revenue	$6,837	$5,688
Barter expense	$6,184	$5,075

Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$77	$28
Non-cash capital expenditures for property & equipment acquired under trade agreements	$33	$45
Deferred payments on acquisitions	$275	$—
Right-of-use assets acquired through operating leases	$—	$1,882
Right-of-use assets acquired through financing leases	$154	$24
Estimated present value of contingent-earn out consideration	$52	$19

See accompanying notes

SALEM MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Salem Media Group, Inc. (“Salem” “we,” “us,” “our” or the “company”) is a domestic multimedia company specializing in Christian and conservative content. Our media properties include radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 21. Segment Data.

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

Significant areas for which management uses estimates include:

•	revenue recognition,

•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;

•	probabilities associated with the potential for contingent earn-out consideration;

•	fair value measurements;

•	contingency reserves;

•	allowance for doubtful accounts;

•	sales returns and allowances;

•	barter transactions;

•	inventory reserves;

•	reserves for royalty advances;

•	fair value of equity awards;

•	self-insurance reserves;

•	estimated lives for tangible and intangible assets;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting ROU assets and lease liabilities,

•	determining the IBR for calculating ROU assets and lease liabilities

•	income tax valuation allowances; and

•	uncertain tax positions.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally not written-off until all collection efforts have been exhausted, including use of a collection agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected. We do not include extended payment terms in our contracts with customers.

Inventory

Inventories consist of published books recorded at the lower of cost or net realizable value as determined on a First-In First-Out (“FIFO”) cost method.

Inventory Reserves

We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We review historical data associated with book inventories and our own experiences to estimate the fair value of inventory on hand. Our analysis includes a review of actual sales returns, our allowances, royalty reserves, overall economic conditions and product demand. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Property and Equipment

We account for property and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment.” Property and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt. We capitalized interest of $0.2 million and $0.1 million during the years ended December 31, 2019 and 2018. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized if they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Estimated Life
Buildings	40 years
Office furnishings and equipment	5 -10 years
Antennae, towers and transmitting equipment	10-20 years
Studio, production and mobile equipment	5-7 years
Computer software and website development costs	3 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	Lesser of the useful life or remaining lease term

The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and business units for indicators of impairment. When indicators of impairment are present, and the cash flows estimated to be generated from these assets is less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded. See Note 7, Property and Equipment.

Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40 “Internal-Use Software.” Capitalized costs are generally depreciated over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. We capitalized $2.7 million and $2.1 million during the years ended December 31, 2019, and 2018, related to internally developed software and website development costs. Depreciation expense of the amounts capitalized was $2.6 million and $2.8 million for each of the years ending December 31, 2019, and 2018.

Broadcast Licenses

We account for broadcast licenses in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired.

Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 14, Fair Value Measurements and Disclosures.

We perform our annual impairment testing during the fourth quarter of each year as discussed in Note 9, Broadcast Licenses.

Goodwill

We account for goodwill in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.

Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 14, Fair Value Measurements and Disclosures.

We perform our annual impairment testing during the fourth quarter of each year as discussed in Note 10, Goodwill.

Other Indefinite-Lived Intangible Assets

We account for mastheads in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize mastheads, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year as discussed in Note 11, Other Indefinite Lived Intangible Assets.

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

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the year ended December 31, 2019.

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

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the Note proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. We incurred debt issue costs of $0.8 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. See Note 13, Long-Term Debt.

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

For financial reporting purposes, we recorded a valuation allowance of $13.0 million as of December 31, 2019 to offset the deferred tax assets related to the federal and state net operating loss carryforwards. As a result of our adjusted cumulative three-year pre-tax book loss as of December 31, 2019, we performed a review of our valuation allowance. We recorded an increase to the valuation allowance of $7.6 million, for a total valuation allowance of $13.0 million.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2019, we recognized liabilities associated with uncertain tax positions around our subsidiary Salem Communications Holding Company’s Pennsylvania tax filing. The position taken on the tax returns follows Pennsylvania Notice 2016-01 which provides guidance for reversal of intercompany interest income and associated expense yielding a net loss for Pennsylvania. The current liability recognized for the tax position is $0.2 million including interest and penalties. Our evaluation was performed for all tax years that remain subject to examination, which range from 2015 through 2018. On August 10, 2017, the City of New York began its audit of Salem’s 2013 and 2014 tax filings. On October 30, 2019, the City of New York finalized its audit of Salem’s 2013 and 2014 tax filings with no changes.

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

Business Acquisitions

We account for business acquisitions in accordance with the acquisition method of accounting as specified in FASB ASC Topic 805 “Business Combinations.” The total acquisition consideration is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. Transactions that do not meet the definition of a business in ASU 2017-01 “Business Combinations (Topic 805) Clarifying the

Definition of a Business” are recorded as asset purchases. Asset purchases are recognized based on their cost to acquire, including transaction costs. The cost to acquire an asset group is allocated to the individual assets acquired based on their relative fair value with no goodwill recognized.

Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. Acquisitions may include contingent consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in in Note 14, Fair Value Measurements.

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

Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $0.1 million during the year ended December 31, 2019 compared to $0.2 million during the year ended December 31, 2018, which are included in unallocated corporate expenses in the accompanying Consolidated Statements of Operations.

Contingent Earn-Out Consideration

Our acquisitions may include contingent earn-out consideration as part of the purchase price under which we will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The present value of the expected future payouts is accreted to interest expense over the earn-out period. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 14, Fair Value Measurements and Disclosures.

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

At December 31, 2019, our estimated contingent earn-out was $19,000 compared to $55,000 at December 31, 2018. We recorded a net decrease to our estimated contingent earn-out liabilities of $41,000 for the year ended December 31, 2019 and a net increase of $76,000 for the year ended December 31, 2018. The changes in our estimate of the contingent earn-out reflect volatility from variables, including revenue growth, page views or session time. We made no cash payments for contingent earn-out consideration during the year ended December 31, 2019 compared to $0.1 million paid in the prior year.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million and $0.8 million at December 31, 2019 and 2018, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

The following table presents the changes in our partial self-insurance reserves.

	Year Ended December 31,
	2018	2019
	(Dollars in thousands)
Balance, beginning of period	$747	$828
Self-funded costs	9,336	8,087
Claims paid	(9,255)	(8,275)

Ending period balance	$828	$640

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

As of December 31, 2019, we did not have any outstanding derivative instruments.

Fair Value Measurements and Disclosures

As of December 31, 2019, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of the ABL approximates fair value as the related interest rates approximate rates currently available to the company. The carrying amount of the Notes at December 31, 2019 was $219.8 million, compared to the estimated fair value of $203.9 million based on the prevailing interest rates and trading activity of our Notes. See Note 14, Fair Value Measurements and Disclosures.

Long-term Debt and Debt Covenant Compliance

Our classification of outstanding borrowings on our Notes as long-term debt on our balance sheet is based on our assessment that, under the Indenture and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made within the next twelve months. The Notes have a term of seven years, maturing on June 1, 2024. We may redeem the Notes, in whole or in part, at any time on or before June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, we may redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes before June 1, 2020 with the net cash proceeds from certain equity offerings at a redemption price of 106.75% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. See Note 16, Commitments and Contingencies.

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

While we believe that the final resolution of any known maters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources. See Note 16, Commitments and Contingencies.

Revenue Recognition

We adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on January 1, 2018 using the modified retrospective method. Our operating results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported in accordance with our historic accounting under Topic 605. The timing and measurement of our revenues under ASC 606 is similar to that recognized under previous guidance, accordingly, the adoption of ASC 606 did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof at adoption or in the current period. There were no changes in our opening retained earnings balance as a result of the adoption of ASC 606.

ASC 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. Application of ASC 606 requires us to use more judgment and make more estimates than under former guidance. Application of ASC 606 requires a five-step model as discussed in Note 5, Revenue Recognition.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. See Note 17, Stock Incentive Plan.

Advertising and Promotional Cost

Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $9.2 million and $10.9 million for each of the years ended December 31, 2019 and 2018.

Leases

We adopted ASC 842 “Leases,” on January 1, 2019 using the modified retrospective basis and did not restate comparative periods as permitted under Accounting Standards Update (“ASU”) 2018-11. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the FASB including ASC Topic 840, Leases. ASC 842 requires that lessees recognize ROU assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.

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

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to operating lease ROU assets and operating lease liabilities of $65.0 million and $74.4 million, respectively. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expense and prepaid rent that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. Refer to Note 8, Operating and Finance Lease Right-of-Use Assets, for more information.

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

Impairment of ROU Assets

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, “Property, Plant, and Equipment,” as ROU assets are long-lived nonfinancial assets.

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

Step 1—Consider whether Indicators of Impairment are Present

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

Fair Value Considerations

When determining the fair value of a ROU asset, we must estimate what market participants would pay to lease the asset or what a market participant would pay up front in one payment for the ROU asset, assuming no additional lease payments would be due. The ROU asset must be valued assuming its highest and best use, in its current form, even if that use differs from the current or intended use. If no market exists for an asset in its current form, but there is a market for a transformed asset, the costs to transform the asset are considered in the fair value estimate. Refer to Note 14, Fair Value Measurements and Disclosures.

There were no indications of impairment during the period ended December 31, 2019.

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

During the year ended December 31, 2019 we recorded a $9.4 million pre-tax loss for the sale of nine radio stations, WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri, a $4.7 million pre-tax loss from the sale of four radio stations, WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida, a $3.8 million pre-tax loss on the sale of radio station WSPZ-AM in Washington, D.C., a $1.6 million pre-tax loss from the sale of radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida, a $1.3 million pre-tax loss on the exchange of radio station KKOL-AM in Seattle, Washington for KPAM-AM in Portland, Oregon, a $0.2 million pre-tax loss on the sale Mike Turner’s line of investment products, a $0.2 million pre-tax loss on the sale of HumanEvents.com and a $1.5 million estimated pre-tax loss for the pending sale of radio station WBZW-AM in Orlando, Florida that was partially offset by a $0.4 million pre-tax gain on the sale of a portion of land on our transmitter site in Miami, Florida and a $0.1 million pre-tax gain on the sale of Newport Natural Health.

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

Options to purchase 1,860,722 and 1,980,972 shares of Class A common stock were outstanding at December 31, 2019 and 2018. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2018	2019
Weighted average shares	26,179,702	26,502,934
Effect of dilutive securities—stock options	—	—

Weighted average shares adjusted for dilutive securities	26,179,702	26,502,934

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

Variable Interest Entities

We may enter into agreements or investments with other entities that could qualify as variable interest entities (“VIEs”) in accordance with FASB ASC Topic 810 “Consolidation” (“ASC 810.”) A VIE is consolidated in the financial statements if we are deemed to be the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE, either explicitly or implicitly. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with variations in factors other than the amount of investment in the entity. We perform our evaluation for VIE’s upon entry into the agreement or investment. We re-evaluate the VIE when or if events occur that could change the status of the VIE.

We may enter into lease arrangements with entities controlled by our principal stockholders or other related parties. We believe that the requirements of FASB ASC 810 do not apply to these entities because the lease arrangements do not contain explicit guarantees of the residual value of the real estate, do not contain purchase options or similar provisions and the leases are at terms that do not vary materially from leases that would have been available with unaffiliated parties. Additionally, we do not have an equity interest in the entities controlled by our principal stockholders or other related parties and we do not guarantee debt of the entities controlled by our principal stockholders or other related parties.

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

The requirements of FASB ASC 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of December 31, 2019, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC 810.

Concentrations of Business Risks

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2019 and 2018, 35.3% and 36.4%, respectively, of our total broadcast revenues were generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 15.0% and 20.4% for the year ended December 31, 2019 and 14.8% and 19.6% for the year ended December 31, 2018. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

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

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives. We will adopt this standard on its effective date of January 1, 2022. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” to simplify various aspects of accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. We will adopt this standard on its effective date of January 1, 2022. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Tope 818): Clarifying the Interaction Between Topic 808 and Topic 606,” which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, “Targeted Improvements to Related Party Guidance for Variable Interest Entities,” that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes or modifies certain disclosures and in certain instances requires additional disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” ASU 2018-09 provides minor corrections and clarifications that affect a variety of topics in the Codification. Several updates are effective upon issuance of the update while others have transition guidance for effective dates in the future. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326),” which is also effective with the adoption of ASU 2016-13. In October 2019, the FASB voted to delay the implementation date for certain companies, including those that qualify as a smaller reporting company under SEC rules, until January 1, 2023, with revised ASU’s expected to be issued in November 2019. We will adopt this ASU on its effective date of January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

NOTE 3. RECENT TRANSACTIONS

During the year ended December 31, 2019, we completed or entered into the following transactions:

2019 Debt Transactions

During the year ended December 31, 2019, we completed repurchases of $18.7 million of the Notes for $16.8 million in cash, recognizing a net gain of $1.7 million after adjusting for bond issuance costs as detailed in Note 13—Long-Term Debt.

2019 Equity Transactions

Dividends of $5.8 million were declared and paid throughout the year ended December 31, 2019 based upon the Board of Directors’ then current assessment of our business as detailed in Note 20 – Equity Transactions.

2019 Acquisitions

On September 27, 2019, we closed on the acquisition of KPAM-AM in Portland, Oregon, valued at $1.0 million, in a non-cash exchange for radio station KKOL-AM in Seattle, Washington. We began operating KPAM-AM under a LMA on January 2, 2018. The accompanying Consolidated Statement of Operations reflects the operating results of this station as of the LMA date within our broadcast segment.

On September 9, 2019, we closed on the acquisition of a construction permit for an FM translator in Louisville, Kentucky, for $35,000 in cash. The FM translator will be used by WGTK-AM in Louisville, Kentucky.

On July 25, 2019, we acquired the Journeyboxmedia.com website and related assets for $0.5 million in cash. We recorded goodwill of approximately $4,000 associated with the expected synergies to be realized upon combining the operations of Journeyboxmedia.com into our digital media platform within Salem Web Network (“SWN”) and from brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

On July 10, 2019 we acquired selected assets from the digital content library from Steelehouse Productions, Inc. for $0.1 million in cash. We recorded goodwill of approximately $2,000 associated with the expected synergies to be realized upon combining the operations of Steelehouse Productions into our digital media platform with SWN and from brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

On June 6, 2019, we acquired the InvestmentHouse.com website and the related financial newsletter assets and deferred subscription liabilities for $0.6 million in cash. As part of the purchase agreement, we may pay an additional incentive payment equal to 10% of revenue earned in excess of a predetermined amount during the incentive period ending May 31, 2020. Using a probability-weighted discounted cash flow model based on our own assumptions as to the ability of InvestmentHouse.com to achieve revenue in excess of the targets at the time of closing, we estimated the fair value of the contingent earn-out consideration to be $2,500, which approximated the present value based on the earn-out period of less than twelve months. The accompanying Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

On March 18, 2019, we acquired the pjmedia.com website for $0.1 million in cash. The accompanying Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

A summary of our business acquisitions and asset purchases during the year ended December 31, 2019, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
September 27, 2019	KPAM-AM, Portland Oregon (asset acquisition)	$965
September 9, 2019	FM Translator construction permit, Louisville, Kentucky (asset acquisition)	35
July 25, 2019	Journeyboxmedia.com (business acquisition)	500
July 10, 2019	Steelehouse Productions, Inc. (business acquisition)	100
June 6, 2019	InvestmentHouse.com (business acquisition)	553
March 18, 2019	pjmedia.com (asset acquisition)	100

		$2,253

Under the acquisition method of accounting as specified in FASB ASC Topic 805, “Business Combinations,” the total acquisition consideration of a business is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Transactions that do not meet the definition of a business in ASU 2017-01 “Business Combinations (Topic 805) Clarifying the Definition of a Business” are recorded as asset purchases. Asset purchases are recognized based on their cost to acquire, including transaction costs. The cost to acquire an asset group is allocated to the individual assets acquired based on their relative fair value with no goodwill recognized.

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $0.1 million during the year ended December 31, 2019 compared to $0.2 million during the prior year, which are included in unallocated corporate expenses or broadcast operating expense based on the nature of the acquisition in the accompanying Consolidated Statements of Operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model as discussed in Note 4, Contingent Earn Out Consideration. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 14, Fair Value Measurements and Disclosures.

A summary of our business acquisitions and asset purchases during the year ended December 31, 2019, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$1,285
Non-cash consideration (asset exchange)	965
Present value of estimated fair value of contingent earn-out consideration	3

Total purchase price consideration	$2,253

The fair value of the net assets acquired was allocated as follows:

	Net Broadcast Assets Acquired	Net Digital Assets Acquired	Total Net Assets
	(Dollars in thousands)
Assets
Property and equipment	$348	$373	$721
Broadcast licenses	617	—	652
FM Translators	35		35
Goodwill	—	6	6
Customer lists and contracts	—	322	322
Domain and brand names	—	99	99
Subscriber base and lists	—	471	471
Non-compete agreements	—	10	10

	$1,000	$1,281	$2,281

Liabilities
Contract liabilities, short-term	—	(28)	(28)

	$1,000	$1,253	$2,253

2019 Divestitures

On November 14, 2019, we closed on the sale of nine radio stations, WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri for $8.7 million in cash. We recognized an estimated pre-tax loss of $9.9 million in the third quarter of 2019, which reflects the sales price as compared to the carrying value of the assets of the radio stations and the estimated closing costs. We adjusted the pre-tax loss by $0.5 million to $9.4 million upon closing in the fourth quarter of 2019 based on the actual closing costs incurred and a reconciliation of total station assets to assets included in the sale. The accompanying Consolidated Statements of Operations excludes the operating results of these stations as of the closing date from the broadcast operating segment.

On September 27, 2019, we closed on the exchange of radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. No cash was exchanged for the assets. We recognized a non-cash pre-tax loss of $1.3 million on the exchange based on the estimated fair value of KPAM-AM as compared to the carrying value of KKOL-AM and the closing costs. The accompanying Consolidated Statements of Operations excludes the operating results of KKOL-AM as of the closing date from the broadcast operating segment. We programmed radio stations KPAM-AM and KKOV-AM in Portland, Oregon under LMAs beginning on January 2, 2018. The LMA’s terminated on March 30, 2018 when the radio stations were sold to another party. We entered a second LMA with the new owner as of March 30, 2018 to continue programming radio station KPAM-AM. The accompanying Consolidated Statements of Operations reflects the operating results of these stations during the LMA terms in the broadcast operating segment.

On September 26, 2019, we closed on the sale of four radio stations, WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida for $8.2 million in cash. We recognized a pre-tax loss of $4.7 million, which reflects the sales price as compared to the carrying value of the assets of the radio stations and the closing costs. We received $0.4 million in cash upon closing. The remaining $7.8 million in cash was held in escrow until October 23, 2019 pending finalization of the assignment applications with the Federal Communications Commission (“FCC”). The accompanying Consolidated Statements of Operations excludes the operating results of these stations as of the closing date from the broadcast operating segment.

On September 18, 2019, we sold radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida for $0.9 million in cash. We recognized a pre-tax loss of $1.6 million, which reflects the sales price as compared to the carrying value of the radio station assets and the closing costs. The accompanying Consolidated Statements of Operations excludes the operating results of WDYZ-AM (formerly WORL-AM) as of the closing date from the broadcast operating segment. We received $0.8 million in cash upon closing. The remaining $0.1 million is payable in four installments with the final payment due December 18, 2020.

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

On May 14, 2019, we sold radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million in cash. The buyer began programming the station under a Time Brokerage Agreement (“TBA”) on April 12, 2019. We recorded an estimated pre-tax loss of $3.8 million on March 19, 2019, based on our plan to sell the station and the probability of the sale, which reflected the sales price as compared to the carrying value of the radio station assets and the estimated closing costs. We recorded an additional pre-tax loss of $32,000 at closing based on the actual costs incurred. The accompanying Consolidated Statements of Operations excludes the operating results of this station as of TBA date from the broadcast operating segment.

On March 21, 2019, we sold Newport Natural Health, an e-commerce website operated by Eagle Wellness for $0.9 million in cash. We recognized a pre-tax gain of $0.1 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs. The accompanying Consolidated Statements of Operations excludes the operating results of this entity as of the closing date from the digital media operating segment.

On February 28, 2019, we sold Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets. We received no cash from the buyer, who assumed all deferred subscription liabilities for Mike Turner’s investment products. We recognized a pre-tax loss of $0.2 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs. The accompanying Consolidated Statements of Operations excludes the operating results of this entity as of the closing date from the digital media operating segment.

On February 27, 2019, we sold HumanEvents.com, a conservative opinion website for $0.3 million in cash. We recognized a pre-tax loss of $0.2 million associated with the sale reflecting the sales price as compared to the carrying value of the assets and the closing costs. The accompanying Consolidated Statements of Operations excludes the operating results of this entity as of the closing date from the digital media operating segment.

Pending Transactions

On October 31, 2019, we entered into an agreement to sell radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash. We recognized an estimated pre-tax loss of approximately $1.5 million in the fourth quarter of 2019, which reflects the sale price as compared to the carrying value of the assets less the estimated closing costs. The buyer began programming the stations under an LMA on March 1, 2020. The transaction is subject to the approval of the FCC and is expected to close later in 2020.

On January 3, 2017, Word Broadcasting began operating our Louisville radio stations (WFIA-AM; WFIA-FM; WGTK-AM) under a twenty-four month TBA. We received $0.5 million in cash associated with an option for Word Broadcasting Network to acquire the radio stations during the term. In December 2018, Word Broadcasting notified us of their intent to purchase our Louisville radio stations. The TBA contained an extension clause that allows Word Broadcasting to continue operating the station until the purchase agreement is executed and the transaction closes. On June 28, 2019, the TBA was amended to include an additional 24 months under which Word Broadcasting will program the radio stations with the option to acquire the stations extended to December 31, 2020.

During the year ended December 31, 2018, we completed or entered into the following transactions:

2018 Debt Transactions

During the year ended December 31, 2018, we completed repurchases of $16.4 million of the Notes for $15.4 million in cash, recognizing a net gain of $0.6 million after adjusting for bond issuance costs as detailed in Note 13—Long-Term Debt.

2018 Equity Transactions

Dividends of $6.8 million were declared and paid throughout the year ended December 31, 2018 based upon the Board of Directors’ then current assessment of our business as detailed in Note 20—Equity Transactions.

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

On July 24, 2018, we acquired the Childrens-Ministry-Deals.com website and related assets for $3.7 million in cash. We paid $3.5 million in cash upon closing and may pay an additional $0.2 million in cash within twelve months from the closing date provided that the seller meets certain post-closing requirements with regard to intellectual property. We recorded goodwill of $0.7 million attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations.

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

		$11,180

Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. During the year ended December 31, 2018, we recognized costs associated with acquisitions of $0.2 million, which are included in unallocated corporate expenses in the accompanying Consolidated Statements of Operations compared to $0.1 million in the prior year.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out consideration. We estimate the fair value of contingent earn-out consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 14, Fair Value Measurements and Disclosures.

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

2018 Divestitures

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

On January 2, 2018, we began programming radio station KKOV-AM in Portland, Oregon under a LMA entered on December 29, 2017, with an original term of up to 12 months. The LMA terminated on March 30, 2018 when the radio station was sold to another party.

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

At December 31, 2019, our estimated contingent earn-out was $19,000 compared to $55,000 at December 31, 2018. We recorded a net decrease to our estimated contingent earn-out liabilities of $41,000 for the year ended December 31, 2019 and a net increase of $76,000 for the year ended December 31, 2018. The changes in our estimate of the contingent earn-out reflect volatility from variables, including revenue growth, page views or session time. We made no cash payments for contingent earn-out consideration during the year ended December 31, 2019 compared to $0.1 million paid in the prior year.

NOTE 5. REVENUE RECOGNITION

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. The application of ASC 606 requires us to use significant judgment and estimates. Application of ASC 606 requires a five-step model applicable to all revenue streams as follows:

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

Principal versus Agent Considerations

When another party is involved in providing goods or services to our customer, we apply the principal versus agent guidance in ASC 606 to determine if we are the principal or an agent to the transaction. When we control the specified goods or services before they are transferred to our customer, we report revenue gross, as principal. If we do not control the goods or services before they are transferred to our customer, revenue is reported net of the fees paid to the other party, as agent. Our evaluation to determine if we control the goods or services within ASC 606 includes the following indicators:

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

Contract Assets

Contract Assets—Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At December 31, 2019, our prepaid commission expense was $0.6 million.

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

Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2019	$11,537	$1,379
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(8,156)	—
Additional amounts recognized during the period	19,341	664
Revenue recognized during the period that was recorded during the period	(13,528)	—
Transfers	299	(299)

Balance, end of period December 31, 2019	$9,493	$1,744

Amount refundable at beginning of period	$11,410	$1,379
Amount refundable at end of period	$9,403	$1,744

We expect to satisfy these performance obligations as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2020	$9,493
2021	1,006
2022	286
2023	205
2024	121
Thereafter	126

$11,237

Significant Financing Component

The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between January 1, 2020 and December 31, 2024. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC 606.

Our self-publishing contracts may exceed a one year term due to the length of time for an author to submit and approve a manuscript for publication. The author may pay for publishing services in installments over the production time line with payments due in advance of performance. The timing of the transfer of goods and services under self-publishing arrangements are at the discretion of the author and based on future events that are not substantially within our control. We require advance payments to provide us with protection from incurring costs for products that are unique and only sellable to the author. Based on these considerations, we have concluded that our self-publishing contracts do not contain a significant financing component under ASC 606.

Variable Consideration

Similar to former revenue recognition guidance, we continue to make significant estimates related to variable consideration at the point of sale, including estimates for refunds and product returns. Under ASC 606, estimates of variable consideration are to be recognized before contingencies are resolved in certain circumstances, including when it is probable that a significant reversal in the amount of any estimated cumulative revenue will not occur.

We enter into agreements under which the amount of revenue we earn is contingent upon the amount of money raised by our customer over the contract term. Our customer is typically a charity or programmer that purchases blocks of programming time or spots to generate revenue from our audience members. Contract terms can range from a few weeks to a few months, depending the charity or programmer. If the campaign does not generate a pre-determined level of donations or revenue to our customer, the consideration that we expect to be entitled to may vary above a minimum base level per the contract. Historically, under ASC Topic 605, we reported variable consideration as revenue when the amount was fixed and determinable. Under ASC 606, variable consideration is to be estimated using the expected value or the most likely amount to the extent it is probable that a significant reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Based on the constraints for using estimates of variable consideration within ASC 606, and our historical experience with these campaigns, we will continue to recognize revenue at the base amount of the campaign with variable consideration recognized when the uncertainty of each campaign is resolved. These constraints include: (1) the amount of consideration received is highly susceptible to factors outside of our influence, specifically the extent to which our audience donates or contributes to our customer or programmer, (2) the length of time in which the uncertainty about the amount of consideration expected is to be resolved, and (3) our experience has shown these contracts have a large number and broad range of possible outcomes.

Trade and Barter Transactions

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.

Trade and barter revenues and expenses were as follows:

	Year Ended December 31,
	2018	2019
Net broadcast barter revenue	$6,702	$5,625
Net digital media barter revenue	124	—
Net publishing barter revenue	11	63
Net broadcast barter expense	$6,161	$5,055
Net digital media barter expense	3	—
Net publishing barter expense	20	20

Practical Expedients and Exemptions

We have elected certain practical expedients and policy elections as permitted under ASC 606 as follows:

•	We applied the transitional guidance to contracts that were not complete at the date of our initial application of ASC 606 on January 1, 2018.

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

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

	Year Ended December 31, 2019
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming—National	$48,465	$—	$—	$48,465
Block Programming—Local	30,502	—	—	30,502
Spot Advertising—National	16,352	—	—	16,352
Spot Advertising—Local	51,824	—	—	51,824
Infomercials	1,409	—	—	1,409
Network	19,078	—	—	19,078
Digital Advertising	12,582	20,454	405	33,441
Digital Streaming	825	3,873	—	4,698
Digital Downloads and eBooks	—	5,694	1,428	7,122
Subscriptions	1,107	8,044	763	9,914
Book Sales and e-commerce, net of estimated sales returns and allowances	378	480	11,679	12,537
Self-Publishing Fees	—	—	5,474	5,474
Print Advertising	28	—	609	637
Other Revenues	10,789	620	1,036	12,445

	$193,339	$39,165	$21,394	$253,898

Timing of Revenue Recognition
Point in Time	$191,010	$39,103	$21,394	$251,507
Rental Income (1)	2,329	62	—	2,391

	$193,339	$39,165	$21,394	$253,898

	Year Ended December 31, 2018
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:
Block Programming—National	$49,864	$—	$—	$49,864
Block Programming—Local	33,274	—	—	33,274
Spot Advertising—National	16,333	—	—	16,333
Spot Advertising—Local	55,863	—	—	55,863
Infomercials	1,824	—	—	1,824
Network	19,293	—	—	19,293
Digital Advertising	7,172	22,351	473	29,996
Digital Streaming	752	4,347	—	5,099
Digital Downloads and eBooks	—	5,354	1,481	6,835
Subscriptions	1,056	8,205	907	10,168
Book Sales and e-commerce, net of estimated sales returns and allowances	483	1,949	11,866	14,298
Self-Publishing fees	—	—	5,609	5,609
Advertising - Print	42	—	574	616
Other Revenues	12,546	389	776	13,711

	$198,502	$42,595	21,686	262,783

Timing of Revenue Recognition
Point in Time	$196,187	42,500	21,640	260,327
Rental Income(1)	2,315	95	46	2,456

	$198,502	$42,595	21,686	262,783

(1)

Rental income is not applicable to ASC 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Consolidated Financial Statements within this report on Form 10-K.

A summary of each of our revenue streams under ASC 606 is as follows:

Block Programming. We recognize revenue from the sale of blocks of airtime to program producers that typically range from 12 1/2, 25 or 50-minutes of time. We separate block program revenue into three categories, National, Local and Infomercial revenue. Our stations are classified by format, including Christian Teaching and Talk, News Talk, Contemporary Christian Music, Spanish Language Christian Teaching and Talk and Business. National and local programming content is complementary to our station format while infomercials are closely associated with long-form advertisements. Block Programming revenue may include variable consideration for charities and programmers that purchase blocks of airtime to generate donations and contributions from our audience. Block programming revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Programming revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.

Spot Advertising. We recognize revenue from the sale of airtime to local and national advertisers who purchase spot commercials of varying lengths. Spot Advertising may include variable consideration for charities and programmers that purchase spots to generate donations and contributions from our audience. Advertising revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

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

Digital Advertising. We recognize revenue from the sale of banner advertising on our owned and operated websites and on our own and operated mobile applications. Each of our radio stations, our digital media entities and certain publishing entities have custom websites and mobile applications that generate digital advertising revenue. Digital advertising revenue is recognized at the time that the banner display is delivered, or the number of impressions delivered meets the previously agreed-upon performance criteria, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Digital advertising revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

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

During 2018, we launched a national multimedia advertising agency with locations in 34 markets across the United States. Salem Surround offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients. In our role as a digital agency, our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign, which we view as one performance obligation. Our advertising campaigns are designed to be “white label” agreements between Salem and our advertiser, meaning we provide special care and attention to the details of the campaign. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed. We may contract directly with a third-party, however, we are responsible for delivering the campaign results to our customer with or without the third-party. We are responsible for any payments due to the third-party regardless of the campaign results and without regard to the status of payment from our customer. We have discretion in setting the price to our customer without input or approval from the third-party. Accordingly, revenue is reported gross, as principal, as the performance obligation is delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation.

Digital Streaming. We recognize revenue from the sale of advertisements and from the placement of ministry content that is streamed on our owned and operated websites and on our owned and operated mobile applications. Each of our radio stations, our digital media entities and certain publishing entities have custom websites and mobile applications that generate streaming revenue. Digital streaming revenue is recognized at the time that the content is delivered, or when the number of impressions delivered meets the previously agreed-upon performance criteria. Delivery of the content represents the point in time that control is transferred to the customer thereby completing our performance obligation. Streaming revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

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

The following table provides details of inventory on hand by segment:

	As of December 31,
	2018	2019
	(Dollars in thousands)
Regnery® Publishing book inventories	$1,317	$1,988
Reserve for obsolescence—Regnery® Publishing	(930)	(1,271)

Inventory, net—Regnery® Publishing	387	717

Wellness products	$354	$—
Reserve for obsolescence—Wellness products	(64)	—

Inventory, net—Wellness products	290	—

Consolidated inventories, net	$677	$717

NOTE 7. PROPERTY AND EQUIPMENT

We account for property and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment.”

The following is a summary of the categories of our property and equipment:

	As of December 31,
	2018	2019
	(Dollars in thousands)
Land	$31,822	$30,936
Buildings	30,104	30,283
Office furnishings and equipment	36,756	36,855
Antennae, towers and transmitting equipment	85,998	78,312
Studio, production and mobile equipment	29,040	30,164
Computer software and website development costs	27,603	29,595
Record and tape libraries	17	17
Automobiles	1,570	1,509
Leasehold improvements	19,357	18,834
Construction-in-progress	4,833	4,290

	$267,100	$260,795
Less accumulated depreciation	(170,756)	(173,122)

	$96,344	$87,673

Depreciation expense was approximately $11.3 million and $12.0 million for the years ended December 31, 2019 and 2018. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the period ended December 31, 2019.

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

Balance Sheet

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to operating lease ROU assets and operating lease liabilities of $65.0 million and $74.4 million, respectively. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expense and prepaid rent that was derecognized upon adoption. During the year ended December 31, 2019, we recorded additional ROU assets and corresponding lease liabilities of $1.9 million.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2019
	(Dollars in thousands)
	Related Party	Other	Total
Operating Leases
Operating leases ROU assets	$7,964	$46,586	$54,550

Operating lease liabilities (current)	$971	$7,514	$8,485
Operating lease liabilities (non-current)	7,210	46,840	54,050

Total operating lease liabilities	$8,181	$54,354	$62,535

Weighted Average Remaining Lease Term
Operating leases	8.6 years
Finance leases	3.4 years
Weighted Average Discount Rate
Operating leases	8.21%
Finance leases	4.61%

Lease Expense

The components of lease expense were as follows:

Twelve Months Ended December 31, 2019
(Dollars in thousands)
Amortization of finance lease ROU Assets	$96
Interest on finance lease liabilities	9

Finance lease expense	105
Operating lease expense	13,845
Variable lease expense	922
Short-term lease expense	822

Total lease expense	$15,694

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Twelve Months Ended December 31, 2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,279
Operating cash flows from finance leases	8
Financing cash flows from finance leases	83

Leased assets obtained in exchange for new operating lease liabilities	$1,882
Leased assets obtained in exchange for new finance lease liabilities	24

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019, are as follows:

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2020	$1,601	$12,637	$14,238	$75	$14,313
2021	1,619	11,481	13,100	55	13,155
2022	1,613	9,935	11,548	46	11,594
2023	1,169	8,858	10,027	25	10,052
2024	1,015	6,497	7,512	7	7,519
Thereafter	5,097	30,863	35,960	—	35,960

Undiscounted Cash Flows	$12,114	$80,271	$92,385	$208	$92,593

Less: imputed interest	(3,933)	(25,917)	(29,850)	(15)	(29,865)

Total	$8,181	$54,354	$62,535	$193	$62,728

Reconciliation to lease liabilities:
Lease liabilities—current	$971	$7,514	$8,485	$69	$8,554
Lease liabilities—long-term	7,210	46,840	54,050	124	54,174

Total Lease Liabilities	$8,181	$54,354	$62,535	$193	$62,728

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

NOTE 9. BROADCAST LICENSES

We account for broadcast licenses in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. In the case of our broadcast radio stations, we would not be able to operate the properties without the related broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal and all of our broadcast licenses have been renewed. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our broadcast licenses. The weighted-average period before the next renewal of our broadcasting licenses is 1.9 years.

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators as described in Note 3 – Recent Transactions.

	Year Ended December 31,
	2018	2019
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$486,455	$484,691
Accumulated loss on impairment	(105,541)	(108,375)

Balance, beginning of period after cumulative loss on impairment	380,914	376,316

Acquisitions of radio stations	6,270	617
Acquisitions of FM translators and construction permits	19	35
Capital Projects	—	300
Abandoned capital projects	(40)	—
Disposition of radio stations	(8,013)	(36,502)
Impairments based on the estimated fair value of broadcast licenses	(2,834)	(2,908)

Balance, end of period after cumulative loss on impairment	$376,316	$337,858

Balance, end of period before cumulative loss on impairment	$484,691	$441,143
Accumulated loss on impairment	(108,375)	(103,285)

Balance, end of period after cumulative loss on impairment	$376,316	$337,858

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

As part of our qualitative assessment, we calculate the excess fair value, or the amount by which our prior year estimated fair value exceeds the current year carrying value. Based on our analysis and review, including the financial performance of each market, we believe that a 25% excess fair value margin is a reasonable benchmark for our qualitative analysis. Markets with an excess fair value of 25% or more, which have had no significant changes in the prior year assumptions and key estimates, are not likely to be impaired.

Of the 26 markets for which an independent third party fair value appraisal was obtained in the prior year, one market was sold, leaving 25 markets applicable to the current year. The table below presents the percentage within a range by which our prior year start-up income estimated fair value exceeds the current year carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2019
	Percentage Range By Which 2018 Estimated Fair Value Exceeds 2019 Carrying Value
	≤ 25%	>26%-50%	>51% to 75%	> +than 76%
Number of accounting units	10	5	2	8
Broadcast license carrying value (in thousands)	$138,730	$76,364	$8,150	$63,869

During the third quarter of 2019 we performed an interim review of broadcast licenses in seven markets that reported revenues that were trending below the amounts forecasted in the 2018 year-end valuations. At that time, we also noted station sales indicating potential declines in market-dependent multiples and we believed that downward revenue trends noted during the first half of 2019 were more likely to prevail throughout the remainder of 2019 as compared to earlier quarters when the trends were not as prevalent. Based on our interim review and analysis, we recorded an impairment charge of $1.9 million to the value of broadcast licenses in Louisville, Philadelphia, Portland and San Francisco. The table below presents the percentage within a range by which our September 30, 2019 start-up income estimated fair value exceeds the current year carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2019
	Percentage Range By Which September 2019 Estimated Fair Value Exceeds 2019 Carrying Value
	≤ 25%	>26%-50%	>51% to 75%	> +than 76%
Number of accounting units	7	—	—	—
Broadcast license carrying value (in thousands)	$101,948	$—	$—	$—

The second part of our qualitative assessment consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or Station Operating Income (“SOI”) defined as net broadcast revenue less broadcast operating expenses. See Item 6 – Selected Financial Data within this annual report for information on SOI, a non-GAAP measure. Numerous trade organizations and analysts review these radio station sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a reasonable indicator of fair value. Based on this qualitative review, we identified 6 markets subject to further testing that were not tested in the prior year and one market for which a valuation was obtained as part of the broadcast goodwill testing.

The table below shows the percentage within a range by which our estimated fair value exceeded the carrying value of our broadcasting licenses for these 6 remaining market clusters:

	Geographic Market Clusters as of December 31, 2019
	Tested due to SOI Multiple and length of time from prior valuation—Percentage Range by Which Prior Valuation Exceeded 2019 Carrying Value
	≤ 25%	>26%-50%	>51% to 75%	> +than 76%
Number of accounting units	—	1	4	1
Broadcast license carrying value (in thousands)	$—	$9,333	$37,945	$4,281

Based on our assessment we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 16 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to our operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

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

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for the broadcast licenses tested in each period were as follows:

Broadcast Licenses	December 31, 2018	September 30, 2019	December 31, 2019
Risk-adjusted discount rate	9.0%	9.0%	9.0%
Operating profit margin ranges	4.4% - 34.5%	4.3% - 30.7%	4.0% - 33.8%
Long-term revenue growth rates	0.5% - 1.2%	0.7% - 1.1%	0.7% - 1.1%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we determined that the carrying value of broadcast licenses in one of our market clusters was impaired as of the annual testing period ending December 31, 2019. We recorded an impairment charge of $1.0 million to the value of the broadcast licenses in Tampa. The impairment charge was driven by a decrease in the projected long-term revenue growth rates for the broadcast industry and a decline in market revenue share for this market. We believe that this decrease is indicative of trends in the industry as a whole and not unique to our company or operations.

The table below presents the results of our impairment testing under the start-up income approach at December 31, 2019:

Market Cluster	Excess Fair Value December 31, 2019 Estimate
Atlanta, GA	73.7%
Boston, MA	31.4%
Chicago, IL	11.2%
Cleveland, OH	1.2%
Col Springs, CO	43.8%
Columbus, OH	40.7%
Little Rock	40.6%
Louisville, KY	6.4%
Miami FL	1071.7%
Minneapolis, MN	125.1%
Orlando FL	62.1%
Philadelphia, PA	15.21
Portland, OR	6.1%
Sacramento, CA	12.2%
San Francisco, CA	28.4%
Tampa, FL	(12.5%)

NOTE 10. GOODWILL

We account for goodwill in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

The following table presents the changes in goodwill including business acquisitions as described in Note 3—Recent Transactions.

	Year Ended December 31,
	2018	2019
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,453	$28,818
Accumulated loss on impairment	(2,029)	(2,029)

Balance, beginning of period after cumulative loss on impairment	26,424	26,789

Acquisitions of radio stations	7	—
Acquisitions of digital media entities	986	6
Disposition of radio stations	(628)	(29)
Disposition of digital media entities	—	(341)
Impairments based on the estimated fair value goodwill	—	(2,427)

Ending period balance	$26,789	$23,998

Balance, end of period before cumulative loss on impairment	28,818	28,454
Accumulated loss on impairment	(2,029)	(4,456)

Ending period balance	$26,789	$23,998

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

The first step of our impairment testing is to perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets, including goodwill, are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entities operating income to estimate the fair value. We believe that a multiple of four is a reasonable indicator of fair value as described above.

If the results of our qualitative assessment indicate that the fair value of a reporting unit may be less than its carrying value, we perform a second quantitative review of the reporting unit. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.

Goodwill—Broadcast Markets

The unit of accounting we use to test goodwill associated with our radio stations is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. Fifteen of our 32 market clusters have goodwill associated with them as of our annual testing period ended December 31, 2019.

The key estimates and assumptions used for our enterprise valuations are as follows:

Broadcast Markets Enterprise Valuations	December 31, 2018	December 31, 2019
Risk-adjusted discount rate	9.0%	9.0%
Operating profit margin ranges	(4.1%) - 45.1%	(31.1%) - 38.7%
Long-term revenue growth rates	0.5% - 1.1%	0.7% - 0.9%

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

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of our broadcast market goodwill as of the annual testing period ended December 31, 2019.

The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2019
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>11% to 20%	>21% to 50%	> than 51%

Number of accounting units	—	—	2	1
Carrying value including goodwill (in thousands)	$—	$—	$62,480	$2,021

Goodwill—Broadcast Networks

The unit of accounting we use to test goodwill in our radio networks is the entity level, which includes Salem Radio NetworkTM (“SRNTM”), Todays Christian Music (“TCM”) and Singing News® Radio. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available. One of our networks has goodwill associated with it as of our annual testing period ended December 31, 2019. The first step of our qualitative review, in which we calculate excess fair value, or the amount by which the prior year estimated fair value exceeds the current year carrying value, when there are no significant changes in the prior year assumptions and key estimates, we determined that the value of broadcast network goodwill is not likely to be impaired.

Based on our analysis and review, the estimated fair value of the reporting unit exceeds the carrying value and Step 2 of the impairment testing was not necessary. We did not perform a sensitivity analysis for the current year, as such changes in the assumptions would have no impact on the carrying value of goodwill associated with our broadcast networks.

Goodwill—Digital Media

The unit of accounting we use to test goodwill in our digital media segment is the entity level, which includes SWN, SWN Spanish, Townhall.com®, and Eagle Financial Publications. The financial statements for SWN include the operating results and cash flows for our Christian content websites and our church product websites. The financial statements for Townhall.com® reflect the operating results for each of our conservative opinion websites. Eagle Financial Publications include our investing websites and related digital publications. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available.

Three of our four digital entities have goodwill associated with them as of our annual testing period ended December 31, 2019. We tested two of the entities for impairment because they were not tested in the prior year and we tested one of the entities because the margin by which the prior year estimated fair value exceeded the carrying value for one of the entities was less than 25%. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value of these entities to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Digital Media Enterprise Valuations	December 31, 2018	December 31, 2019
Risk adjusted discount rate	10.0%	10.0%
Operating profit margin ranges	8.5% - 17.2%	3.7% - 28.8%
Long-term revenue growth rates	1.0%	0.5% - 1.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we recorded an impairment charge of $2.1 million to the carrying value of goodwill associated with Eagle Financial Publications. The impairment charge was driven by a decrease in the projected long-term revenue growth rates within the industry. We believe that this decrease is indicative of trends in the industry as a whole and not unique to our company or operations.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of the remaining accounting units, including goodwill.

	Digital Media Entities as of December 31, 2019
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>21% to 50%	> than 51%
Number of accounting units	1	—	—	1
Carrying value including goodwill (in thousands)	$3,253	$—	$—	$25,671

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

Two of our publishing entities have goodwill associated with them as of our annual testing period ended December 31, 2019. We tested one of these entities because it had not been tested in the prior year. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value this publishing entity to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations are as follows:

Publishing Enterprise Valuations	December 31, 2018	December 31, 2019
Risk adjusted discount rate	10.0%	10.0%
Operating margin ranges	4.0% - 5.0%	1.5% - 3.9%
Long-term revenue growth rates	1.0%	0.5%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we recorded an impairment charge of $0.3 million to the carrying value of goodwill associated with Salem Author Services. The impairment charge was driven by a decrease in the projected long-term revenue growth rates within the industry. We believe that this decrease is indicative of trends in the industry as a whole and not unique to our company or operations.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our remaining accounting units, including goodwill.

	Publishing Entities as of December 31, 2019
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>11% to 20%	>21% to 50%	> than 51%
Number of accounting units	—	—	—	1
Carrying value including goodwill (in thousands)	$—	$—	$—	$686

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

We test the value of mastheads at the publishing entity level, which is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. We print one magazine as of the testing period ended December 31, 2019 for which we have recorded masthead value. We regularly perform quantitative reviews of mastheads due to the low margins by which the estimated fair value has exceeded our carrying value. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the fair value of mastheads as of the annual testing period ended December 31, 2019. The estimated fair value of mastheads is determined using a Relief from Royalty method, a form of the income approach.

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

Pre-tax royalty income is based on a 10-year revenue forecast and assumed to carry on into perpetuity. Revenue beyond the projection period (terminal year) is based on estimated long-term industry growth rates. The analysis also incorporates the present value of the tax amortization benefit associated with mastheads. The key estimates and assumptions are as follows:

Mastheads	December 31, 2018	December 31, 2019
Risk-adjusted discount rate	10.0%	10.0%
Long-term revenue growth rates	(4.0%) - (1.0%)	(4.0%) - (1.0%)
Royalty rate	3.0%	3.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we recorded an impairment charge to mastheads of $17,300 as of the annual testing period ended December 31, 2019. The impairment charge was driven by decreases in the projected long-

term revenue growth rates for the print magazine industry. We believe that these decreases are indicative of trends in the industry as a whole and not unique to our company or operations.

NOTE 12. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of December 31, 2019
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,833	$(21,823)	$2,010
Domain and brand names	20,332	(17,727)	2,605
Favorable and assigned leases	2,188	(1,920)	268
Subscriber base and lists	9,886	(8,251)	1,635
Author relationships	2,771	(2,609)	162
Non-compete agreements	2,041	(1,798)	243
Other amortizable intangible assets	1,666	(1,489)	177

	$62,717	$(55,617)	$7,100

	As of December 31, 2018
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,673	$(21,798)	$2,875
Domain and brand names	21,358	(16,758)	4,600
Favorable and assigned leases	2,256	(1,953)	303
Subscriber base and lists	9,672	(7,198)	2,474
Author relationships	2,771	(2,454)	317
Non-compete agreements	2,048	(1,641)	407
Other amortizable intangible assets	1,666	(1,378)	288

	$64,444	$(53,180)	$11,264

Amortization expense was approximately $4.6 million and $6.2 million for the years ended December 31, 2019 and 2018. Based on the amortizable intangible assets as of December 31, 2019, we estimate amortization expense for the next five years to be as follows:

Year ended December 31,	Amortization Expense
(Dollars in thousands)
2020	$3,265
2021	1,782
2022	1,146
2023	627
2024	78
Thereafter	202

Total	$7,100

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

Based on the balance of the Notes currently outstanding, we are required to pay $14.8 million per year in interest on the Notes. As of December 31, 2019, accrued interest on the Notes was $1.2 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the years ended December 31, 2019 and 2018, $0.9 million of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
December 27, 2019	$3,090	$2,874	93.00%	$48	$167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$35,164	$32,194		$652	$2,318

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

The ABL Facility is a five-year $30.0 million revolving credit facility due May 19, 2022, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue interest at a rate equal to a base rate or LIBOR rate plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings. The LIBOR rate scheduled to be discontinued at the end of calendar year 2021 could result in all outstanding borrowings subject to the higher base rate borrowing. We expect to amend the ABL prior to the LIBOR phaseout based on the ABL maturity date of May 19, 2022.

Availability under the ABL is subject to a borrowing base consisting of (a) 85% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of December 31, 2019, the amount available under the ABL was $26.4 million of which $12.4 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

We incurred debt issue costs of $0.8 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the years ended December 31, 2019 and 2018, $0.2 million of debt issuance costs associated with the Notes was amortized to interest expense. At December 31, 2019, the blended interest rate on amounts outstanding under the ABL Facility was 3.98%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2018	2019
	(Dollars in thousands)
6.75% Senior Secured Notes	$238,570	$219,836
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(4,540)	(3,368)

6.75% Senior Secured Notes net carrying value	234,030	216,468

Asset-Based Revolving Credit Facility principal outstanding	19,660	12,426

Long-term debt less unamortized debt issuance costs	253,690	228,894

Less current portion	(19,660)	(12,426)

Long-term debt less unamortized debt issuance costs, net of current portion	$234,030	$216,468

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2019:

•	$12.4 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$219.8 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2019 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
For the Year Ended December 31,
2020	$12,426
2021	—
2022	—
2023	—
2024	219,836
Thereafter	—

$232,262

NOTE 14. FAIR VALUE MEASURMENTS AND DISCLOSURES

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FASB ASC Topic 820 “Fair Value Measurements and Disclosures,” (“ASC 820”) established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defines three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the ASC 820 hierarchy are as follows:

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

As of December 31, 2019, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at December 31, 2019 was $219.8 million compared to the estimated fair value of $203.9 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	December 31, 2019
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$260	$—	$—	$260
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	19	—	—	19
Long-term debt less unamortized debt issuance costs	$228,894	—	$212,956	—

NOTE 15. INCOME TAXES

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

For financial reporting purposes, we recorded a valuation allowance of $4.1 million as of December 31, 2019 to offset $28.6 million of the deferred tax assets related to the federal net operating loss carryforwards and $8.9 million of the deferred tax assets related to the state net operating loss carryforwards of $16.7 million. For financial reporting purposes, we recorded a valuation allowance of $13.0 million as of December 31, 2019 to offset the deferred tax assets related to the federal and state net operating loss carryforwards.

The consolidated provision for income taxes is as follows:

	Year Ended December 31,
	2018	2019
	(Dollars in thousands)
Current:
Federal	$—	$—
State	282	471

	282	471
Deferred:
Federal	(658)	(1,445)
State	2,849	4,951

	2,191	3,506

Provision for income taxes	$2,473	$3,977

Consolidated deferred tax assets and liabilities consist of the following:

	As of December 31,
	2018	2019
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$6,822	$4,652
Net operating loss, AMT credit and other carryforwards	50,067	45,521
State taxes	124	70
Operating lease liabilities under ASC 842	—	16,618
Other	3,969	6,847

Total deferred tax assets	60,982	73,708
Valuation allowance for deferred tax assets	(5,371)	(12,977)

Net deferred tax assets	$55,611	$60,731

Deferred tax liabilities:
Excess of net book value of property and equipment and software for financial reporting purposes over tax basis	$2,763	$2,391
Excess of net book value of intangible assets for financial reporting purposes over tax basis	88,112	82,939
Operating lease right-of-use assets under ASC 842	—	14,179
Other	8	—

Total deferred tax liabilities	90,883	99,509

Net deferred tax liabilities	$(35,272)	$(38,778)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	As of December 31,
	2018	2019
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$—	$—
Deferred income tax liability per balance sheet	(35,272)	(38,778)

	$(35,272)	$(38,778)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2018	2019
	(Dollars in thousands)
Statutory federal income tax (statutory tax rate)	$(151)	$(5,045)
Effect of state taxes, net of federal	2,284	3,714
Permanent items	318	329
State rate change	248	668
Valuation allowance	(147)	4,105
Tax Cuts and Jobs Act of 2017	—	—
Other, net	(79)	206

Provision for income taxes	$2,473	$3,977

At December 31, 2019, we had net operating loss carryforwards for federal income tax purposes of approximately $136.1 million that expire in years 2021 through 2038 and for state income tax purposes of approximately $793.7 million that expire in years 2020 through 2039. For financial reporting purposes at December 31, 2019, we had a valuation allowance of $8.9 million, net of federal benefit, to offset the deferred tax assets related to the state net operating loss carryforwards along with a valuation allowance of $4.1 million to offset the deferred tax assets related to the federal net operating loss carryforwards. As a result of our adjusted cumulative three-year pre-tax book loss as of December 31, 2019, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on this assessment, we concluded that additional deferred tax assets of $7.6 million are not likely to be realized. As such, an additional valuation allowance of $7.6 million which is comprised of an additional $4.1 million for federal tax purposes and $3.5 million for state tax purposes bringing the total valuation allowance from $5.4 million to $13.0 million, was recorded during the annual period ended December 31, 2019.

The Company has adopted ASC 842 using the modified retrospective basis and has reflected the ROU asset with corresponding lease liability in the balance sheet footnote of the deferred tax balances above. The entry resulted in primarily a full balance sheet reclass between the ROU asset, lease liability and deferred rent accounts. The result of the change resulted in an immaterial impact to the operations of the consolidated financial statements.

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

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.” Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2018	2019
	(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$329	$271
Restricted stock shares compensation expense included in unallocated corporate expenses	—	623
Stock option compensation expense included in broadcast operating expenses	122	111
Restricted stock shares compensation expense included in broadcast operating expenses	—	383
Stock option compensation expense included in digital media operating expenses	77	71
Restricted stock shares compensation expense included in digital media operating expenses	—	—
Stock option compensation expense included in publishing operating expenses	15	1
Restricted stock shares compensation expense included in publishing operating expenses	—	—

Total stock-based compensation expense, pre-tax	$543	$1,460
Tax expense from stock-based compensation expense	(141)	(380)

Total stock-based compensation expense, net of tax	$402	$1,080

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2018	Year Ended December 31, 2019
Expected volatility	41.84%	56.12%
Expected dividends	7.89%	16.27%
Expected term (in years)	7.4	6.7
Risk-free interest rate	2.93%	1.69%

Activity with respect to the company’s option awards during the two years ended December 31, 2019 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,428,462	$5.20	$2.96	3.7 years	$653
Granted	650,000	3.30	1.86		—
Exercised	(17,615)	2.49	2.11		35
Forfeited or expired	(79,875)	4.42	3.20		28

Outstanding at December 31, 2018	1,980,972	$4.63	$2.61	4.1 years	$—

Exercisable at December 31, 2018	1,055,716	5.51	3.38	2.2 years	—

Expected to Vest	878,531	$4.65	$2.63	4.0 years	$—

Outstanding at January 1, 2019	1,980,972	$4.63	$2.61	4.1 years	$—
Granted	88,750	1.63	0.44		—
Exercised	(200)	2.38	2.05		—
Forfeited or expired	(208,800)	5.77	4.06		2

Outstanding at December 31, 2019	1,860,722	$4.39	$2.37	3.6 years	$—

Exercisable at December 31, 2019	1,248,844	4.93	2.78	2.3 years	—

Expected to Vest	580,978	$4.40	$2.38	3.5 years	$—

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

Activity with respect to the company’s restricted stock awards during the year ended December 31, 2019 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2019	—	$—	— years	$—
Granted	497,051	2.02	—	1,006
Lapse of restrictions	(389,061)	2.07	—	919
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2019	107,990	$1.85	1.67 years	$156

Additional information regarding options outstanding as of December 31, 2019, is as follows:

Range of Exercise Prices	Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$2.38 - $3.00	357,005	3.0	$2.43	268,255	$2.70
$3.01 - $3.28	565,000	5.7	3.25	176,500	3.25
$3.29 - $4.63	67,750	5.4	3.78	20,125	3.81
$4.64 - $4.85	411,792	3.7	4.85	324,789	4.85
$4.86 - $6.65	10,750	1.4	5.68	10,750	5.68
$6.66 - $8.76	448,425	1.1	7.00	448,425	7.00

	1,860,722	3.6	$4.39	1,248,844	$4.93

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2019 of $1.44 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2019 and 2018 was $0.7 million and $0.3 million, respectively.

As of December 31, 2019, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 18. RELATED PARTY TRANSACTIONS

Our board of directors has adopted a written policy for review, approval and monitoring of transactions between Salem and its related parties. The policy applies to any transaction or series of transactions in which Salem is a participant, the amount involved exceeds $120,000 and a Related Party (as defined in Item 404(a) of SEC Regulation S-K) has a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and board membership. Related Parties includes our directors, executive officers, nominees to become a director, any person beneficially owning more than 5% of any class of our stock, immediate family members of any of the foregoing, and any entity in which any of the foregoing persons is employed or is a general partner or principal or in which the person has a 10% or greater beneficial ownership interest.

Under the Policy, related party transactions must be reported to our general counsel and be reviewed and approved or ratified by the board of directors in accordance with the terms of the Policy, prior to the effectiveness or consummation of the transaction, whenever practicable. The board of directors will review all relevant information available about the potential related party transaction and may, in its sole discretion, impose such conditions as it deems appropriate on Salem or the Related Party in connection with the approval of the related party transaction. We also poll our directors and executive officers on an annual basis with respect to related party transactions and their service as an officer or director of other entities. Any director involved in a related party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision.

Other than compensation arrangements for our directors and executive officers, the following is a summary of transactions for the years ended December 31, 2019 and December 31, 2018, to which we have been a party in which the amount involved exceeds $120,000 annually and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, or is a general partner or principal or in which the person has a 10% or greater beneficial ownership interest, had or will have a direct or indirect material interest.

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for each of the year’s ending December 31, 2019 and 2018 amounted to $203,000 and $197,000, respectively. Mr. Ted Atsinger, son of the CEO is the beneficiary and/or successor trustee.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board. Rental expense under these leases included in operating expense for each of the years ending December 31, 2019 and 2018 was $1.6 million and $1.5 million, respectively.

Truth For Life—Mr. Riddle

Truth For Life is a non-profit organization that is a customer of Salem Media Group, Inc. During 2019 and 2018, the company billed Truth For Life approximately $2.5 million and $2.4 million for airtime on its stations. The company had receivable balances of $0.2 million related to these sales at December 31, 2019 and 2018. Mr. Riddle, a director of the company, joined the Truth for Life board in October 2010. Mr. Riddle notified the company of his resignation from the Truth for Life board in June 2019.

Know the Truth—Mr. Riddle

Know the Truth is a non-profit organization that is a customer of Salem Media Group, Inc. During 2019 and 2018 the company billed Know the Truth approximately $0.8 million and $1.4 million for airtime on its stations. The company had receivable balances of $1.2 million and $1.1 million at December 31, 2019 and 2018. Mr. Riddle, a director of the company, joined the Know the Truth board in 2010 and remains a member of this board.

Split-Dollar Life Insurance

Salem has maintained split-dollar life insurance policies for its Chairman and Chief Executive Officer since 1997. Since 2003, the company has been the owner of the split-dollar life insurance policies and is entitled to recover all of the premiums paid on these policies. The company records an asset based on the lower of the aggregate premiums paid or the insurance cash surrender value. The premiums were $531,000 and $386,000 for each of the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, and 2018, the company recorded the net cash surrender value of these policies as assets of $2.3 million and $1.8 million, respectively. The cumulative premiums paid on these policies were $3.5 million and $3.1 million, respectively. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Sun Air Jets

From time to time, the company rents aircraft from a company owned by Edward G. Atsinger III, Chief Executive Officer and director of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis for general corporate needs. Total rental expense for these aircraft for the years ended December 31, 2019 and 2018 was approximately $135,000 and $198,000, respectively.

NOTE 19. DEFINED CONTRIBUTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers eligible employees as defined in the 401(k) Plan. Participants are allowed to make non-forfeitable contributions of up to 60% of their annual salary but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company match is currently 50% on the first 5% of the amounts contributed by each participant. During each of the years ended December 31, 2019 and 2018, the company contributed and expensed $1.9 million into the 401(k) Plan.

NOTE 20. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” We recorded non-cash stock based compensation expense of $1.5 million and $0.5 million to additional paid-in capital during the years ended December 31, 2019 and 2018, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2018:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
December 10, 2019	December 30, 2019	$0.0250	$ 667
September 11, 2019	September 30, 2019	$0.0650	1,730
May 14, 2019	June 28, 2019	$0.0650	1,728
March 7, 2019	March 29, 2019	$0.0650	1,702
November 26, 2018	December 21, 2018	$0.0650	1,702
September 5, 2018	September 28, 2018	$0.0650	1,702
May 31, 2018	June 29, 2018	$0.0650	1,701
February 28, 2018	March 28, 2018	$0.0650	1,701

Based on the number of shares of Class A and Class B currently outstanding, we expect to pay total annual distributions of approximately $2.7 million for the year ended December 31, 2020.

NOTE 21. SEGMENT DATA

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

Salem Radio NetworkTM (“SRNTM”), based in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRNTM delivers programming via satellite to approximately 3,100 affiliated radio stations throughout the United States, including several of our Salem-owned stations. SRNTM operates five divisions, SRNTM Talk, SRNTM News, SRNTM Websites, SRNTM Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”) and Singing News® Radio.

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

During 2018, we launched Salem Surround, a national multimedia advertising agency with locations in 34 markets across the United States. Salem Surround offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients.

Digital Media

Our digital media based businesses provide Christian, conservative, investing and health-themed content, e-commerce, audio and video streaming, and other resources digitally through the web. SWN websites include Christian content websites; BibleStudyTools.com, Crosswalk.com®, GodVine.com, iBelieve.com, GodTube®.com, OnePlace™.com, Christianity.com, GodUpdates.com, CrossCards™.com, ChristianHeadlines.com, LightSource.com, AllCreated.com, ChristianRadio.com, CCMmagazine.com, SingingNews®.com and SouthernGospel.com and our conservative opinion websites; collectively known as Townhall Media, include Townhall.com®, HotAir™.com, Twitchy®.com, RedState®.com, BearingArms.com, ConservativeRadio.com and pjmedia.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

Our church e-commerce websites, including SermonSearch™.com, ChurchStaffing.com, WorshipHouseMedia.com, SermonSpice™.com, WorshipHouseKids.com, Preaching.com, ChristianJobs.com, Youthworker.com, JourneyBoxMedia.com and Playblackmedia.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders.

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

The table below presents financial information for each operating segment as of December 31, 2019 and 2018 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2019
Net revenue	$193,339	$39,165	$21,394	$—	$253,898
Operating expenses	149,439	30,801	22,348	15,940	218,528

Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$43,900	$8,364	$(954)	$(15,940)	$35,370

Depreciation	7,128	3,082	354	733	11,297
Amortization	35	3,757	844	1	4,637
Impairment of indefinite-lived long-term assets other than goodwill	2,908	—	17	—	2,925
Impairment of goodwill	—	2,089	338	—	2,427
Change in estimated fair value of contingent earn-out consideration	—	(41)	—	—	(41)
Net (gain) loss on the disposition of assets	22,056	260	10	—	22,326

Operating income (loss)	$11,773	$(783)	$(2,517)	$(16,674)	$(8,201)

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2018
Net revenue	$198,502	$42,595	$21,686	$—	$262,783
Operating expenses	148,614	33,296	22,396	15,686	219,992

Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$49,888	$9,299	$(710)	$(15,686)	$42,791

Depreciation	7,520	3,169	510	835	12,034
Amortization	38	5,227	926	1	6,192
Impairment of indefinite-lived long-term assets other than goodwill	2,834	—	36	—	2,870
Change in estimated fair value of contingent earn-out consideration	—	76	—	—	76
Net (gain) loss on the disposition of assets	4,653	—	—	—	4,653

Operating income (loss)	$34,843	$827	$(2,182)	$(16,522)	$16,966

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2019
Inventories, net	$—	$—	$717	$—	$717
Property and equipment, net	72,816	6,127	801	7,929	87,673
Broadcast licenses	337,858	—	—	—	337,858
Goodwill	2,930	19,509	1,551	8	23,998
Other indefinite-lived intangible assets	—	—	260	—	260
Amortizable intangible assets, net	268	5,653	1,178	1	7,100

As of December 31, 2018
Inventories, net	$—	$290	$387	$—	$677
Property and equipment, net	81,269	6,184	933	7,958	96,344
Broadcast licenses	376,316	—	—	—	376,316
Goodwill	2,960	21,933	1,888	8	26,789
Other indefinite-lived intangible assets	—	—	277	—	277
Amortizable intangible assets, net	303	8,937	2,021	3	11,264

NOTE 22. SUBSEQUENT EVENTS

On March 10, 2020, we announced a quarterly equity distribution in the amount of $0.0250 per share on Class A and Class B common stock. The equity distribution will be paid on March 31, 2020 to all Class A and Class B common stockholders of record as of March 24, 2020.

On February 5, 2020, we entered an APA with Word Broadcasting to sell radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with a $250,000 credit applied to the sale price if closing occurs before March 31, 2020. Additionally, the buyer will receive a credit toward the purchase price of a sum equal to the monthly fees paid under the TBA that began in January 2017 for months 4-29 of the TBA and a sum equal to $2,000 per month for each monthly fee payment for months 30 and thereafter of the TBA; and a credit of the $450,000 option payment. We estimate the loss on sale to be approximately $0.5 million net of tax if the sale closes by March 31, 2020 and $0.3 million net of tax if the sale closes later. The actual loss will be recorded in the period ending March 31, 2020.

Based on the then existing market conditions, we completed repurchases of the Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
January 30, 2020	$2,250	$2,194	97.50%	$35	$22
January 27, 2020	1,245	1,198	96.25%	19	27

	$3,495	$3,392		$54	$49

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019, the end of the period covered by this report.

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

(c) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 16. FORM 10-K SUMMARY.

Not required for smaller reporting companies.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation of the Company.	8-K	333-41733-29	04/14/99	3.1

3.02	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	000-26497	02/23/15	3.1

3.03	Second Amended and Restated Bylaws of the Company.	8-K	000-26497	02/23/15	3.2

4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09

4.02	Indenture, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent	8-K	000-26497	05/23/17	4.1

4.03	Form of 6.750% Senior Secured Note due 2024	8-K	000-26497	05/23/17	4.2

4.04	Security Agreement, dated as of May 19, 2017, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent	8-K	000-26497	05/23/17	4.3

4.05	Description of Debt Securities and Guarantees	—	—	—	—	X

10.00	Employment Agreement, dated July 1, 2019 between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	07/03/19	99.1

10.01	Employment Agreement, dated July 1, 2019 between Salem Communications Holding Corporation and Stuart W. Epperson.	—	—	—	—	X

10.02	Employment Agreement dated January 1, 2020 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	01/06/20	99.1

10.03	Employment Agreement dated January 1, 2020 between Salem Communications Holding Corporation and David Santrella.	8-K	000-26497	01/06/20	99.2

10.04	Employment Agreement, effective as of September 15, 2017, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/19/17	99.1

10.05	Employment Agreement, effective as of July 1, 2018, between Salem Communications Holding Corporation and Christopher J. Henderson.	8-K	000-26497	05/15/18	99.1

10.06.02	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2036.	8-K	000-26497	09/08/16	10.2

10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2023.	8-K	000-26497	04/14/08	10.06.21

10.06.04	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19

10.06.04.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01

10.06.04.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02

10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2023.	8-K	000-26497	04/14/08	10.06.22

10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-26497	04/14/08	10.06.27

10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4/A	333-41733-29	01/29/98	10.05.12

10.06.08	Lease Agreement between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2036.	8-K	000-26497	03/03/16	10.1

10.06.09	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.10	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-26497	04/14/08	10.06.23

10.06.11	Antenna/tower lease between New Inspiration Broadcasting Company, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2036.	8-K	000-26497	09/08/16	10.1

10.06.12	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K	000-26497	03/31/99	10.05.23

10.06.13	Antenna/tower lease between Pennsylvania Media Associates Inc. (WORL-AM / Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25

10.06.14	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20

10.06.15	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21

10.06.16	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.22

10.06.17	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23

10.06.18	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.19	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25

10.06.20	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX/night sight) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26

10.06.21	Lease Agreement, dated January 25, 2017, between Caron Broadcasting, Inc. (KTIE-AM/San Bernardino) and Principal Shareholders expiring 2036.	8-K	000-26497	01/27/2017	10.1

10.06.22	Lease Agreement dated March 1, 2017, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2037.	8-K	000-26497	05/10/2017	10.1

10.07.03	Assignment and Assumption of Real Property Rights and Obligations under Asset Purchase Agreement dated September 12, 2017 between AM 570, LLC and Salem Radio Properties, Inc.	8-K	000-26497	09/20/17	10.1

10.07.04	Local Programming and Marketing Agreement dated September 15, 2017 between AM 570, LLC and Salem Media of Virginia, Inc.	8-K	000-26497	09/20/17	10.2

10.07.05	Asset Purchase Agreement dated September 15, 2017 between AM 570, LLC and Salem Media of Virginia, Inc.	8-K	000-26497	09/20/17	10.3

10.07.06	Transmitter Site Lease Agreement dated September 15, 2017 between Salem Radio Properties, Inc. and AM 570, LLC.	8-K	000-26497	09/20/17	10.4

10.08.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through May 8, 2019).	DEFA14A	000-26497	04/22/19	Appendix A

10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02

10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01

10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11

10.10.01	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	8-K	000-26497	03/14/13	10.1

10.10.02	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.2

10.10.03	Intercreditor Agreement, dated as of May 19, 2017, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent.	8-K	000-26497	05/23/17	10.1

10.10.04	Credit Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., as parent and a borrower, the subsidiaries party thereto, as borrowers, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as lead arranger, and the lenders that are parties thereto.	8-K	000-26497	05/23/17	10.2

10.10.05	Guaranty and Security Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiaries party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	000-26497	05/23/17	10.3

10.10.06	Purchase Agreement, dated May 11, 2017, by and between Salem Media Group, Inc., the subsidiaries party thereto, Wells Fargo Securities, LLC, Barclays Capital Inc. and Noble Capital Markets, Inc.	10-Q	000-26497	08/08/17	10.5

14	Code of Ethics	—	—	—	—	X

21	Subsidiaries of Salem Media Group, Inc.	—	—	—	—	X

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.2	Consent of Bond & Pecaro.	—	—	—	—	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

4.05	Description of Debt Securities and Guarantees

10.01	Employment Agreement, dated July 1, 2019 between Salem Communications Holding Corporation and Stuart W. Epperson

14	Code of Ethics

21	Subsidiaries of Salem Media Group Inc.

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Bond & Pecaro

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM MEDIA GROUP, INC.

March 12, 2020
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer

March 12, 2020
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III Edward G. Atsinger III	Chief Executive Officer (Principal Executive Officer)	March 12, 2020

/s/ EVAN D. MASYR Evan D. Masyr	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2020

/s/ STUART W. EPPERSON Stuart W. Epperson	Chairman	March 12, 2020

/s/ RICHARD A. RIDDLE Richard A. Riddle	Director	March 12, 2020

/s/ ERIC HALVORSON Eric Halvorson	Director	March 12, 2020

/s/ HEATHER W. GRIZZLE Heather W. Grizzle	Director	March 12, 2020