Form 10-Q
period 2020-03-31
SALEM MEDIA GROUP, INC. /DE/
filed 2020-06-02
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 7, 2020
Common Stock, $0.01 par value per share	21,129,667 shares

Class B	Outstanding at May 7, 2020
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM MEDIA GROUP, INC.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

EXPLANATORY NOTE

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”), on May 11, 2020, we delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, due to the impact of the coronavirus COVID-19 (“COVID-19”) pandemic that made it more difficult, and therefore it has taken us more time, to finish our analysis and compile certain information necessary to make key assessments and estimates.

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2019 (Note 1)	March 31, 2020 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6	$1,253
Trade accounts receivable (net of allowances of $10,947 in 2019 and $11,408 in 2020)	30,824	26,862
Unbilled revenue	2,749	2,356
Other receivables	1,352	1,508
Inventories (net of reserves of $1,271 in 2019 and $1,431in 2020)	717	647
Prepaid expenses	5,890	6,477
Assets held for sale	185	185

Total current assets	41,723	39,288

Notes receivable (net of allowance of $954 in 2019 and $930 in 2020)	667	669
Property and equipment (net of accumulated depreciation of $173,122 in 2019 and $175,212 in 2020)	87,673	86,630
Operating lease right-of-use assets	54,550	52,425
Financing lease right-of-use assets	180	161
Broadcast licenses	337,858	320,864
Goodwill	23,998	23,691
Other indefinite-lived intangible assets	260	—
Amortizable intangible assets (net of accumulated amortization of $55,617 in 2019 and $56,604 in 2020)	7,100	6,113
Deferred financing costs	224	183
Other assets	4,197	4,639

Total assets	$558,430	$534,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,468	$2,192
Accrued expenses	9,395	8,064
Accrued compensation and related expenses	7,895	9,578
Accrued interest	1,262	4,902
Contract liabilities	9,493	9,630
Deferred rent income	110	118
Income taxes payable	531	588
Current portion of operating lease liabilities	8,485	8,697
Current portion of financing (capital) lease liabilities	69	65
Current portion of long-term debt	12,426	14,000

Total current liabilities	53,134	57,834

Long-term debt, less current portion	216,468	213,212
Operating lease liabilities, less current portion	54,050	51,557
Financing (capital) lease liabilities, less current portion	124	111
Deferred income taxes	38,778	71,862
Contract liabilities, long-term	1,744	1,740
Deferred rent income, less current portion	3,956	3,933
Other long-term liabilities	513	519

Total liabilities	368,767	400,768

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,447,317 issued and 21,129,667 outstanding at December 31, 2019 and March 31, 2020	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2019 and March 31, 2020	56	56
Additional paid-in capital	246,680	246,783
Accumulated earnings (deficit)	(23,294)	(79,165)
Treasury stock, at cost (2,317,650 shares at December 31, 2019 and March 31, 2020)	(34,006)	(34,006)

Total stockholders’ equity	189,663	133,895

Total liabilities and stockholders’ equity	$558,430	$534,663

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2020
Net broadcast revenue	$46,093	$45,180
Net digital media revenue	10,240	9,104
Net publishing revenue	4,136	3,966

Total net revenue	60,469	58,250

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $436 and $431 for the three months ended March 31, 2019 and 2020, respectively, paid to related parties)	36,449	37,327
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,058	8,326
Publishing operating expenses, exclusive of depreciation and amortization shown below	4,822	5,062
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $7 and $180 for the three months ended March 31, 2019 and 2020, respectively, paid to related parties)	3,871	4,210
Depreciation	2,933	2,713
Amortization	1,296	987
Change in the estimated fair value of contingent earn-out consideration	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	—	17,254
Impairment of goodwill	—	307
Net (gain) loss on the disposition of assets	4,024	79

Total operating expenses	61,453	76,260

Operating loss	(984)	(18,010)
Other income (expense):
Interest income	1	—
Interest expense	(4,425)	(4,032)
Gain on early retirement of long-term debt	426	49
Net miscellaneous income and expenses	1	(52)

Net loss before income taxes	(4,981)	(22,045)
Provision for (benefit from) income taxes	(5,303)	33,159

Net income (loss)	$322	$(55,204)

Basic earnings (loss) per share data:
Basic earnings (loss) per share Class A and Class B common stock	$0.01	$(2.07)
Diluted earnings (loss) per share data:
Diluted earnings (loss) per share Class A and Class B common stock	$0.01	$(2.07)
Basic weighted average Class A and Class B shares outstanding	26,186,112	26,683,363

Diluted weighted average Class A and Class B shares outstanding	26,193,307	26,683,363

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Stock	Total
Stockholders’ equity, December 31, 2019	23,447,317	$227	5,553,696	$56	$246,680	$(23,294)	$(34,006)	$189,663
Stock-based compensation	—	—	—	—	103	—	—	103
Cash distributions	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	(55,204)	—	(55,204)

Stockholders’ equity, March 31, 2020	23,447,317	$227	5,553,696	$56	$246,783	$(79,165)	$(34,006)	$133,895

Distributions per share	$0.025		$0.025

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Total
Stockholders’ equity, December 31, 2018	22,950,066	$227	5,553,696	$56	$245,220	$10,372	$(34,006)	$221,869
Stock-based compensation	—	—	—	—	176	—	—	176
Cash distributions	—	—	—	—	—	(1,702)	—	(1,702)
Net income	—	—	—	—	—	322	—	322

Stockholders’ equity, March 31, 2019	22,950,066	$227	5,553,696	$56	$245,396	$8,992	$(34,006)	$220,665

Distributions per share	$0.065		$0.065

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2020
OPERATING ACTIVITIES
Net income (loss)	$322	$(55,204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock-based compensation	176	103
Depreciation and amortization	4,229	3,700
Amortization of deferred financing costs	258	227
Non-cash lease expense	2,267	2,252
Accretion of acquisition-related deferred payments and contingent consideration	1	—
Provision for bad debts	320	1,900
Deferred income taxes	(5,304)	33,084
Change in the estimated fair value of contingent earn-out consideration	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	—	17,254
Impairment of goodwill	—	307
Gain on early retirement of long-term debt	(426)	(49)
Net (gain) loss on the disposition of assets	4,024	79
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	1,758	2,419
Inventories	(256)	70
Prepaid expenses and other current assets	1,387	(587)
Accounts payable and accrued expenses	3,449	4,478
Operating lease liabilities	(3,458)	(2,407)
Contract liabilities	133	133
Deferred rent income	(43)	(84)
Other liabilities	—	6
Income taxes payable	130	57

Net cash provided by operating activities	8,967	7,733

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(2,404)	(1,587)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	—	(84)
Purchases of digital media businesses and assets	(100)	—
Proceeds from sale of assets	1,255	2
Other	(139)	(428)

Net cash used in investing activities	(1,388)	(2,097)

FINANCING ACTIVITIES
Payments to repurchase 6.75% Senior Secured Notes	(6,123)	(3,392)
Proceeds from borrowings under ABL Facility	22,189	33,319
Payments on ABL Facility	(25,849)	(31,745)
Refund (payments) of debt issuance costs	(13)	(1)
Payments on financing lease liabilities	(21)	(18)
Payment of cash distribution on common stock	(1,702)	(667)
Book overdraft	3,827	(1,885)

Net cash used in financing activities	(7,692)	(4,389)

Net increase (decrease) in cash and cash equivalents	(113)	1,247
Cash and cash equivalents at beginning of year	117	6

Cash and cash equivalents at end of period	$4	$1,253

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$302	$163
Cash paid for interest on finance lease liabilities	$2	$2
Cash paid for income taxes	$130	$18
Other supplemental disclosures of cash flow information:
Barter revenue	$1,310	$1,192
Barter expense	$1,356	$1,034
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$—	$84
Right-of-use assets acquired through operating leases	$288	$575
Non-cash capital expenditures for property & equipment acquired under trade agreements	$—	$4
See accompanying notes

SALEM MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Salem Media Group, Inc. (“Salem” “we,” “us,” “our” or the “company”) is a domestic multimedia company specializing in Christian and conservative content. Our media properties include radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 19 – Segment Data.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. We have experienced declining revenues from advertising, programming, events and book sales. Several advertisers have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down. This was particularly true within our broadcast segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. We are taking all precautionary measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to implement restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

To date, the pandemic has not increased our cost of, or access to, capital under our credit facility. Future availability under our credit facility is contingent upon our eligible receivable balance that will be impacted by lower revenues and longer days to collect. To limit our exposure and ensure that we have adequate cash to meet our debt servicing requirements, we have initiated several strategies to reduce costs and conserve cash including:

•	limiting capital expenditures;

•	reducing discretionary spending, such as travel and entertainment;

•	eliminating open positions and new hires;

•	reducing staffing levels;

•	implementing company-wide pay cuts ranging from 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees that are non-essential at this time;

•	temporarily suspending the company 401K match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors.

•	offering early payment discounts to certain customers in exchange for advance cash payments;

•	offering extended payment terms of up to 90 days to limit cancellations and entice new business;

•	considering sales-leaseback of owned facilities; and

•	suspending the payment of equity distributions until further notice.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on our preliminary analysis of the CARES Act, the benefits we expect to recognize include:

•	deferral of all employer FICA taxes beginning in April 2020 for the remainder of 2020, with 50 percent payable in December 2021 and the remainder payable in December 2022; and

•	relaxation of interest expense deduction limitation for income tax purposes.

We reforecast our 2020 anticipated results extending through June 2021. Our reforecast includes the impact of certain of these cost-cutting measures. We may consider sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at March 31, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for a year from the issuance of the financial statements.

We continue to review and consider any available potential benefit under the CARES Act for which we qualify. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of Salem include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Information with respect to the three months ended March 31, 2020 and 2019 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2019. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2019 included in this report has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can be materially different from these estimates and assumptions.

Significant areas for which management uses estimates include:

•	revenue recognition;

•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;

•	probabilities associated with the potential for contingent earn-out consideration;

•	fair value measurements;

•	contingency reserves;

•	allowance for doubtful accounts;

•	sales returns and allowances;

•	barter transactions;

•	inventory reserves;

•	reserves for royalty advances;

•	fair value of equity awards;

•	self-insurance reserves;

•	estimated lives for tangible and intangible assets;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting Right-Of-Use (“ROU”) assets and lease liabilities;

•	determining the Incremental Borrowing Rate (“IBR”) for calculating ROU assets and lease liabilities,

•	income tax valuation allowances;

•	uncertain tax positions; and

•	estimates used in going concern analysis.

These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

The COVID-19 pandemic continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact our estimates related to, but not limited to, revenue recognition, broadcast licenses, goodwill and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, that have had a material impact on our Condensed Consolidated Financial Statements and related notes.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which makes improvements to financial instruments guidance. The standard is effective immediately for certain amendments and for fiscal years beginning after December 15, 2019. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

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

NOTE 3. RECENT TRANSACTIONS

During the three month period ended March 31, 2020, we completed or entered into the following transactions:

Debt Transactions

We completed repurchases of $3.5 million of the 6.75% Senior Secured Notes (“Notes”) for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs as detailed in Note 13 – Long-Term Debt.

Equity Transactions

Distributions of $0.7 million ($0.025 per share) were declared and paid based upon the Board of Directors’ then current assessment of our business as detailed in Note 18 – Equity Transactions.

Pending Transactions

On October 31, 2019, we entered into an agreement to sell radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash. We recognized an estimated pre-tax loss of approximately $1.5 million in the fourth quarter of 2019, which reflects the sale price as compared to the carrying value of the assets less the estimated closing costs. The buyer began programming the stations under a Local Marketing Agreement (“LMA”) on March 1, 2020. The transaction closed on April 6, 2020.

On February 5, 2020, we entered an Asset Purchase Agreement (“APA”) with Word Broadcasting to sell radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with a $250,000 credit applied to the sale price if closing occurs before March 31, 2020. Additionally, Word Broadcasting would receive a credit toward the purchase price of a sum equal to the monthly fees paid under a Time Brokerage Agreement (“TBA”) that began in January 2017 for months 4-29 of the TBA and a sum equal to $2,000 per month for each monthly fee payment for months 30 and thereafter of the TBA; and a credit of the $450,000 option payment. We estimated the loss on sale to be approximately $0.5 million net of tax if the sale closed by March 31, 2020 and $0.3 million net of tax if the sale closes later. Due to changes in debt markets, the transaction was not funded, and it is uncertain when or if the transaction will close.

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

At March 31, 2020, our estimated contingent earn-out was $14,000 compared to $19,000 at December 31, 2019. We recorded a net decrease to our estimated contingent earn-out liabilities of $5,000 for the three month period ended March 31, 2020. The changes in our estimate of the contingent earn-out reflect volatility from variables, including revenue growth, page views or session time. We made no cash payments for contingent earn-out consideration during the three month period ended March 31, 2020.

NOTE 5. REVENUE RECOGNITION

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606,”) a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to customers at an amount that reflects the consideration expected to be received. The application of ASC 606 requires the use of significant judgment and estimates in applying a five-step model applicable to all revenue streams as follows:

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

A summary of our principal sources of revenue is as follows:

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

Salem Surround, our national multimedia advertising agency, offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients. In our role as a digital agency, our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign, which we view as one performance obligation. Our advertising campaigns are designed to be “white label” agreements between Salem and our advertiser, meaning we provide special care and attention to the details of the campaign. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed. We may contract directly with a third-party, however, we are responsible for delivering the campaign results to our customer with or without the third-party. We are responsible for any payments due to the third-party regardless of the campaign results and without regard to the status of payment from our customer. We have discretion in setting the price to our customer without input or approval from the third-party. Accordingly, revenue is reported gross, as principal, as the performance obligation is delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation.

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

Subscriptions. We recognize revenue from the sale of subscriptions for financial publication digital newsletters, digital magazines, podcast subscriptions for on-air content, and subscriptions to our print magazine. Subscription terms typically range from three months to two years, with a money-back guarantee for the first 30 days. Refunds after the first 30-day period are considered on a pro-rata basis based on the number of publications issued and delivered. Payments are due in advance of delivery and can be made in full upon subscribing or in quarterly installments. Cash received in advance of the subscription term, including amounts that are refundable, is recorded in contract labilities. Revenue is recognized ratably over the subscription term at the point in time that each publication is transmitted or shipped, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Revenue is reported net of estimated cancellations, which are based on our experience and historical cancellation rates during the cancellable period.

Book Sales. We recognize revenue from the sale of books upon shipment, which represents the point in time that control is transferred to the customer thereby completing the performance obligation. Revenue is recorded at the gross amount due from the customer, net of estimated sales returns and allowances based on our historical experience. Major new title releases represent a significant portion of the revenue in the current period. Print-based consumer books are sold on a fully returnable basis. We do not record assets or inventory for the value of returned books as they are considered used regardless of the condition returned. Our experience with unsold or returned books is that their resale value is insignificant and they are often destroyed or disposed of.

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

Self-Publishing Fees. We recognize revenue from self-publishing services through Salem Author Services (“SAS”), including book publishing and support services to independent authors. Services include book cover design, interior layout, printing, distribution, marketing services and editing for print books and eBooks. As each book and related support services are unique to each author, authors must make payments in advance of the performance. Payments are typically made in installments over the expected production timeline for each publication. We record contract liabilities equal to the amount of payments received, including those amounts that are fully or partially refundable. Contract liabilities were historically recorded under the caption “deferred revenue” and are reported as current liabilities or long-term liabilities on our consolidated financial statements based on the time to fulfill the performance obligations under terms of the contract. Refunds are limited based on the percentage completion of each publishing project.

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

Trade and barter revenues and expenses were as follows:

	Three Months Ended March 31,
	2019	2020
Net broadcast barter revenue	$1,299	$1,166
Net digital media barter revenue	—	—
Net publishing barter revenue	11	26
Net broadcast barter expense	$1,356	$1,034
Net digital media barter expense	—	—
Net publishing barter expense	—	—

Contract Assets

Contract Assets—Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At March 31, 2020, our prepaid commission expense was $0.5 million.

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

Significant changes in our contract liabilities balances during the period are as follows:

	Short-Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2020	$9,493	$1,744
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(3,042)	—
Additional amounts recognized during the period	5,196	287
Revenue recognized during the period that was recorded during the period	(2,308)	—
Transfers	291	(291)

Balance, end of period March 31, 2020	$9,630	$1,740

Amount refundable at beginning of period	$9,403	$1,744
Amount refundable at end of period	$9,541	$1,740

We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2021	$9,630
2022	998
2023	378
2024	173
2025	75
Thereafter	116

$11,370

The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Three Months Ended March 31, 2020
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$12,034	$—	$—	$12,034
Block Programming - Local	6,808	—	—	6,808
Spot Advertising - National	3,957	—	—	3,957
Spot Advertising - Local	11,357	—	—	11,357
Infomercials	308	—	—	308
Network	4,388	—	—	4,388
Digital Advertising	3,326	4,713	99	8,138
Digital Streaming	608	915	—	1,523
Digital Downloads and eBooks	—	1,245	254	1,499
Subscriptions	282	2,135	177	2,594
Book Sales and e-commerce, net of estimated sales returns and allowances	76	28	1,723	1,827
Self-Publishing Fees	—	—	1,402	1,402
Print Advertising	1	—	102	103
Other Revenues	2,035	68	209	2,312

	$45,180	$9,104	$3,966	$58,250

Timing of Revenue Recognition
Point in Time	$44,563	$9,104	$3,966	$57,633
Rental Income (1)	617	—	—	617

	$45,180	$9,104	$3,966	$58,250

	Three Months Ended March 31, 2019
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$12,233	$—	$—	$12,233
Block Programming - Local	7,910	—	—	7,910
Spot Advertising - National	3,900	—	—	3,900
Spot Advertising - Local	12,062	—	—	12,062
Infomercials	390	—	—	390
Network	4,306	—	—	4,306
Digital Advertising	2,352	5,317	85	7,754
Digital Streaming	161	1,011	—	1,172
Digital Downloads and eBooks	—	1,275	162	1,437
Subscriptions	274	2,084	201	2,559
Book Sales and e-commerce, net of estimated sales returns and allowances	37	410	1,841	2,288
Self-Publishing Fees	—	—	1,477	1,477
Print Advertising	2	—	135	137
Other Revenues	2,466	143	235	2,844

	$46,093	$10,240	$4,136	$60,469

Timing of Revenue Recognition
Point in Time	$45,472	$10,225	$4,136	$59,833
Rental Income (1)	621	15	—	636

	$46,093	$10,240	$4,136	$60,469

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

Significant Financing Component

The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between April 1, 2021 and March 31, 2025. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC 606.

Our self-publishing contracts may exceed a one-year term due to the length of time for an author to submit and approve a manuscript for publication. The author may pay for publishing services in installments over the production timeline with payments due in advance of performance. The timing of the transfer of goods and services under self-publishing arrangements are at the discretion of the author and based on future events that are not substantially within our control. We require advance payments to provide us with protection from incurring costs for products that are unique and only sellable to the author. Based on these considerations, we have concluded that our self-publishing contracts do not contain a significant financing component under ASC 606.

Variable Consideration

Like former revenue recognition guidance, we continue to make significant estimates related to variable consideration at the point of sale, including estimates for refunds and product returns. Under ASC 606, estimates of variable consideration are to be recognized before contingencies are resolved in certain circumstances, including when it is probable that a significant reversal in the amount of any estimated cumulative revenue will not occur.

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

Practical Expedients and Exemptions

We elected certain practical expedients and policy elections as follows:

•

We do not adjust the promised amount of consideration for the effects of a significant financing component if the period between transfer of product and customer payment is expected to be less than one year at the time of contract inception;

•	We do not assess promised goods or services as performance obligations if they are immaterial in the context of the contract with the customer;

•	We exclude sales and similar taxes from the transaction price;

•	We treat shipping and handling costs that occur after control transfers as fulfillment activities instead of assessing such activities as separate performance obligations; and

•	We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTE 6. INVENTORIES

Inventories consist of finished goods including books from Regnery® Publishing. All inventories are valued at the lower of cost or net realizable value as determined on a First-In First-Out cost method net of estimated reserves for obsolescence.

The following table provides details of inventory on hand by segment:

	December 31, 2019	March 31, 2020
	(Dollars in thousands)
Regnery® Publishing book inventories	$1,988	$2,078
Reserve for obsolescence – Regnery® Publishing	(1,271)	(1,431)

Inventory, net - Regnery® Publishing	$717	$647

NOTE 7. PROPERTY AND EQUIPMENT

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment.

The following is a summary of the categories of our property and equipment:

	As of December 31, 2019	As of March 31, 2020
	(Dollars in thousands)
Land	$30,936	$30,951
Buildings	30,283	30,283
Office furnishings and equipment	36,855	37,215
Antennae, towers and transmitting equipment	78,312	78,423
Studio, production and mobile equipment	30,164	29,713
Computer software and website development costs	29,595	30,587
Record and tape libraries	17	17
Automobiles	1,509	1,556
Leasehold improvements	18,834	18,983
Construction-in-progress	4,290	4,114

	$260,795	$261,842
Less accumulated depreciation	(173,122)	(175,212)

	$87,673	$86,630

Depreciation expense was approximately $2.7 million and $2.9 million for the three month periods ended March 31, 2020 and 2019, respectively. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the period ended March 31, 2020.

NOTE 8. OPERATING AND FINANCE LEASE RIGHT-OF-USE ASSETS

Leases

We account for leases in accordance with ASC 842, “Leases” that requires lessees to recognize Right of Use (“ROU”) assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.

Leasing Transactions

Our leased assets include offices and studios, transmitter locations, antenna sites, tower and tower sites, and land. Our lease portfolio has terms remaining from less than one-year to up to twenty years. Many of these leases contain options under which we can extend the term from five to twenty years. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably assured to exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants. We lease certain properties from our principal stockholders or from trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are designated as Related Party leases in the details provided.

Operating leases are reflected on our balance sheet within operating lease ROU assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the lease terms. Variable lease costs, such as common area maintenance, property taxes and insurance, are expensed as incurred.

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	March 31, 2020
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$7,708	$44,717	$52,425

Operating lease liabilities (current)	$999	$7,698	$8,697
Operating lease liabilities (non-current)	6,948	44,609	51,557

Total operating lease liabilities	$7,947	$52,307	$60,254

Weighted Average Remaining Lease Term
Operating leases	8.6 years
Finance leases	3.2 years
Weighted Average Discount Rate
Operating leases	8.22%
Finance leases	4.60%

Lease Expense

The components of lease expense were as follows:

Three Months Ended March 31, 2020
(Dollars in thousands)
Amortization of finance lease ROU Assets	$18
Interest on finance lease liabilities	2

Finance lease expense	20
Operating lease expense	3,473
Variable lease expense	205
Short-term lease expense	155

Total lease expense	$3,853

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2020
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,636
Operating cash flows from finance leases	2
Financing cash flows from finance leases	18
Leased assets obtained in exchange for new operating lease liabilities	$575
Leased assets obtained in exchange for new finance lease liabilities	—

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2020, are as follows:

	Operating Leases
Future minimum lease	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2020 (Apr-Dec)	$1,203	$9,476	$10,679	$55	$10,734
2021	1,619	11,616	13,235	55	13,290
2022	1,613	10,067	11,680	46	11,726
2023	1,169	8,996	10,165	25	10,190
2024	1,015	6,641	7,656	7	7,663
Thereafter	5,097	30,888	35,985	0	35,985

Undiscounted Cash Flows	$11,716	$77,684	$89,400	$188	$89,588

Less: imputed interest	(3,769)	(25,377)	(29,146)	(12)	(29,158)

Total	$7,947	$52,307	$60,254	$176	$60,430

Reconciliation to lease liabilities:
Lease liabilities - current	$999	$7,698	$8,697	$65	$8,762
Lease liabilities - long-term	6,948	44,609	51,557	111	51,668

Total Lease Liabilities	$7,947	$52,307	$60,254	$176	$60,430

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

We performed an interim review of broadcast licenses for certain markets during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We assessed a variety of factors, including media industry forecasts for the remainder of 2020 and the amount by which the prior estimated fair value exceeded the carrying value under the start-up income approach. Based on our assessment, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 11 of our market clusters.

Impairment testing requires estimates of the fair value of our indefinite-lived intangible assets. We believe that these fair value estimates are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 14 – Fair Value Measurements.

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

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for the broadcast licenses subject to testing were as follows:

Broadcast Licenses	December 31, 2019	March 31, 2020
Risk-adjusted discount rate	9.0%	9.5%
Operating profit margin ranges	4.0% - 33.8%	4.6% - 33.8%
Long-term revenue growth rates	0.7% - 1.1%	0.8% - 1.1%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we determined that the carrying value of broadcast licenses in 7 of our market clusters were impaired as of the interim testing period ending March 31, 2020. We recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento and Tampa. The impairment charges were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

The table below presents the results of our interim impairment testing under the start-up income approach at March 31, 2020:

Market Cluster	Excess Fair Value March 31, Estimate
Boston, MA	4.8%
Chicago, IL	(9.0%)
Cleveland, OH	(18.4%)
Dallas, TX	8.5%
Louisville, KY	(21.8%)
New York, NY	7.3%
Philadelphia, PA	(13.1%)
Portland, OR	(14.8%)
Sacramento, CA	(9.6%)
San Francisco, CA	1.2%
Tampa, FL	(28.0%)

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our broadcast licenses, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our broadcast licenses below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2019	Three Months Ended March 31, 2020
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$484,691	$441,143
Accumulated loss on impairment, beginning of period	(108,375)	(103,285)

Balance after cumulative loss on impairment, beginning of period	376,316	337,858

Acquisitions of radio stations	617	—
Acquisitions of FM translators and construction permits	35	—
Capital projects	300	—
Dispositions of radio stations	(36,502)	—
Impairments based on the estimated fair value of broadcast licenses	(2,908)	(16,994)

Balance, end of period after cumulative loss on impairment	$337,858	$320,864

Balance, end of period before cumulative loss on impairment	$441,143	$441,143
Accumulated loss on impairment, end of period	(103,285)	(120,279)

Balance, end of period after cumulative loss on impairment	$337,858	$320,864

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

We performed an interim review of goodwill during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We assessed a variety of factors, including media industry forecasts for the remainder of 2020 and the amount by which the prior estimated fair value exceeded the carrying value including goodwill.

Impairment testing requires estimates of the fair value of our indefinite-lived intangible assets. We believe that these fair value estimates are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 14 – Fair Value Measurements.

We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value Salem Author Services for the purpose of evaluating if goodwill is impaired. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations for the reporting units subject to testing are as follows:

Publishing Enterprise Valuations	December 31, 2019	March 31, 2020
Risk adjusted discount rate	10.0%	10.5%
Operating margin ranges	1.5% – 3.9%	0.0% – 3.9%
Long-term revenue growth rates	0.5%	0.5%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we recorded an impairment charge of $0.3 million, including a $0.1 million charge to the carrying value of goodwill associated with Salem Author Services. The impairment charges were driven by a decrease in the operating margins due to the impact of COVID-19 on revenue and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of goodwill, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of goodwill below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

The following table presents the changes in goodwill including business acquisitions and dispositions as discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2019	Three Months Ended March 31, 2020
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,818	$28,454
Accumulated loss on impairment	(2,029)	(4,456)

Balance, beginning of period after cumulative loss on impairment	26,789	23,998

Acquisitions of radio stations	—	—
Acquisitions of digital media entities	6	—
Disposition of radio stations	(29)	—
Disposition of digital media entities	(341)	—
Impairments based on the estimated fair value goodwill	(2,427)	(307)

Ending period balance	$23,998	$23,691

Balance, end of period before cumulative loss on impairment	28,454	28,454
Accumulated loss on impairment	(4,456)	(4,763)

Ending period balance	$23,998	$23,691

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

We performed an interim review of mastheads during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We assessed a variety of factors, including media industry forecasts for the remainder of 2020 and the amount by which the prior estimated fair value exceeded the carrying value.

Impairment testing requires estimates of the fair value of our indefinite-lived intangible assets. We believe that these fair value estimates are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 14—Fair Value Measurements.

We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the fair value of mastheads using a Relief from Royalty method, a form of the income approach. The Relief from Royalty method estimates the fair value of mastheads through use of a discounted cash flow model that incorporates a hypothetical “royalty rate” that a third-party owner would be willing to pay in lieu of owning the asset. The royalty rate is based on observed royalty rates for comparable assets as of the measurement date. We adjust the selected royalty rate to account for a percentage of the royalty fee that could be attributed to the use of other intangibles, such as goodwill, time in existence, trade secrets and industry expertise. The adjusted royalty rate represents the royalty fee remaining that could be attributed to the use of the masthead only.

Pre-tax royalty income is based on a 10-year revenue forecast and assumed to carry on into perpetuity. Revenue beyond the projection period (terminal year) is based on estimated long-term industry growth rates. The analysis also incorporates the present value of the tax amortization benefit associated with mastheads. The key estimates and assumptions are as follows:

Mastheads	December 31, 2019	March 31, 2020
Risk-adjusted discount rate	10.0%	10.5%
Long-term revenue growth rates	(4.0%) – (1.0%)	(1.0%) – (25.0%)
Royalty rate	3.00%	3.00%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we recorded an impairment charge to mastheads of $0.3 million as of the interim testing period ended March 31, 2020. The impairment charge was driven by decreases in the projected long-term revenue growth rates for the print magazine industry and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

NOTE 12. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of March 31, 2020
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,833	$(22,076)	$1,757
Domain and brand names	20,332	(18,101)	2,231
Favorable and assigned leases	2,188	(1,929)	259
Subscriber base and lists	9,886	(8,494)	1,392
Author relationships	2,771	(2,648)	123
Non-compete agreements	2,041	(1,838)	203
Other amortizable intangible assets	1,666	(1,518)	148

	$62,717	$(56,604)	$6,113

	As of December 31, 2019
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,833	$(21,823)	$2,010
Domain and brand names	20,332	(17,727)	2,605
Favorable and assigned leases	2,188	(1,920)	268
Subscriber base and lists	9,886	(8,251)	1,635
Author relationships	2,771	(2,609)	162
Non-compete agreements	2,041	(1,798)	243
Other amortizable intangible assets	1,666	(1,489)	177

	$62,717	$(55,617)	$7,100

Amortization expense was approximately $1.0 million and $1.3 million for the three month periods ended March 31, 2020 and 2019, respectively. Based on the amortizable intangible assets as of March 31, 2020, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2020 (Apr – Dec)	$2,278
2021	1,782
2022	1,146
2023	627
2024	78
Thereafter	202

Total	$6,113

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

Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of March 31, 2020, accrued interest on the Notes was $4.9 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three month periods ended March 31, 2020 and 2019, $0.2 million of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. Due to the adverse economic conditions resulting from the COVID-19 pandemic, we are unlikely to repurchase Notes at least through the remainder of 2020, so that we conserve cash.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
January 30, 2020	$2,250	$2,194	97.50%	$35	$22
January 27, 2020	1,245	1,198	96.25%	19	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$38,659	$35,586		$706	$2,367

Asset-Based Revolving Credit Facility

On May 19, 2017, the Company entered into the Asset Based Loan (“ABL”) Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We amended the ABL on April 7, 2020 to increase the advance rate on eligible accounts receivable and to extend the maturity date as discussed in Note 20 – Subsequent Events. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.

The ABL Facility is a five-year $30.0 million revolving credit facility due March 1, 2024, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue interest at a rate equal to a base rate or LIBOR rate plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings. The LIBOR rate scheduled to be discontinued at the end of calendar year 2021 could result in all outstanding borrowings subject to the higher base rate borrowing. The April 7, 2020 amendment allows for an alternative benchmark rate which may include the Secured Overnight Financing Rate (“SOFR.”)

Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of March 31, 2020, the amount available under the ABL was $26.0 million of which $14.0 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

We incurred debt issue costs of $0.8 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three month periods ended March 31, 2020 and 2019, $51,000 and $41,000, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. At March 31, 2020, the blended interest rate on amounts outstanding under the ABL Facility was 2.71%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2019	As of March 31, 2020
	(Dollars in thousands)
6.75% Senior Secured Notes	$219,836	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(3,368)	(3,129)

6.75% Senior Secured Notes net carrying value	216,468	213,212

Asset-Based Revolving Credit Facility principal outstanding	12,426	14,000

Long-term debt less unamortized debt issuance costs	$228,894	$227,212

Less current portion	(12,426)	(14,000)

Long-term debt less unamortized debt issuance costs, net of current portion	$216,468	$213,212

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2020:

•	$14.0 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2020 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended March 31,	(Dollars in thousands)
2021	$14,000
2022	—
2023	—
2024	—
2025	216,341
Thereafter	—

$230,341

NOTE 14. FAIR VALUE MEASUREMENTS

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

As of March 31, 2020, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at March 31, 2020 was $216.3 million compared to the estimated fair value of $175.2 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	March 31, 2020
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$—	—	—	$—
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	14	—	—	14
Long-term debt less unamortized debt issuance costs	227,212	—	184,042	—

NOTE 15. INCOME TAXES

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets and liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change. We continue to evaluate the impact of the CARES Act, including the modifications on the limitation of business interest for tax years beginning in 2019 and 2020 that we have considered in our analysis.

At December 31, 2019, we had net operating loss carryforwards for federal income tax purposes of approximately $136.1 million that expire in 2021 through 2038 and for state income tax purposes of approximately $793.7 million that expire in years 2020 through 2039. For financial reporting purposes at December 31, 2019, we had a valuation allowance of $8.9 million, net of federal benefit, to offset the deferred tax assets related to the state net operating loss carryforwards along with a valuation allowance of $4.1 million to offset the deferred tax assets related to the federal net operating loss carryforwards. As a result of our adjusted cumulative three-year pre-tax book loss as of March 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $37.1 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $37.1 million for a total valuation allowance of $50.1 million, is recorded for the period ended March 31, 2020. The amortization of our indefinite-lived intangible assets for tax purposes, but not for book purposes, creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods exclusive of any impairment losses in future periods. These deferred tax liabilities and net operating loss carryforwards result in differences between our provision for income tax and cash paid for taxes.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes a valuation allowance of $50.1 million offsets deferred tax asset at March 31, 2020. We regularly review our financial forecasts to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards. As a result of our adjusted cumulative three-year pre-tax book loss as of March 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $37.1 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $37.1 million for a total valuation allowance of $50.1 million, is recorded for the period ended March 31, 2020.

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

A maximum of 8,000,000 shares are authorized under the Plan. All awards have restriction periods tied primarily to employment and/or service. The Plan allows for accelerated or continued vesting in certain circumstances as defined in the Plan including death, disability, a change in control, and termination or retirement. The Board of Directors, or a committee appointed by the Board, has discretion subject to limits defined in the Plan, to modify the terms of any outstanding award. Awards granted to non-employee directors are made in exchange for their services to the company as directors and therefore, the guidance in FASB ASC Topic 505-50 Equity Based Payments to Non-Employees is not applicable.

Under the Plan, the Board, or a committee appointed by the Board, may impose restrictions on the exercise of awards during pre-defined blackout periods. Insiders may participate in plans established pursuant to Rule 10b5-1 under the Exchange Act that allow them to exercise awards subject to pre-established criteria.

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 Compensation—Stock Compensation. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2019	2020
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$107	$50
Stock option compensation expense included in broadcast operating expenses	39	37
Stock option compensation expense included in digital media operating expenses	26	15
Stock option compensation expense included in publishing operating expenses	4	1

Total stock-based compensation expense, pre-tax	$176	$103

Tax benefit (expense) for stock-based compensation expense	(46)	(27)

Total stock-based compensation expense, net of tax	$130	$76

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

The Plan also allows for awards of restricted stock that contain transfer restrictions under which they cannot be sold, pledged, transferred or assigned until the period specified in the award, generally from one to five years. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the date of grant.

The fair value of each award is estimated as of the date of the grant using the Black-Scholes valuation model. The expected volatility reflects the consideration of the historical volatility of our common stock as determined by the closing price over a six to ten-year term commensurate with the expected term of the award. Expected dividends reflect the amount of quarterly distributions authorized and declared on our Class A and Class B common stock as of the grant date. The expected term of the awards is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the award are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have used historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the valuation model. These estimates have approximated our actual forfeiture rates.

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2020
Expected volatility	47.54%	53.96%
Expected dividends	9.22%	7.30%
Expected term (in years)	7.5	7.6
Risk-free interest rate	2.61%	1.14%

Activity with respect to the Company’s option awards during the three month period ended March 31, 2020 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2020	1,860,722	$4.63	$2.61	4.1 years	$—
Granted	743,000	1.37	0.35		—
Exercised	—	—	—		—
Forfeited or expired	(212,925)	6.43	4.35		$—

Outstanding at March 31, 2020	2,390,797	$3.27	$1.56	4.9 years	$—

Exercisable at March 31, 2020	1,140,047	$4.62	$2.37	2.7 years	$—

Expected to Vest	1,187,587	$3.30	$1.58	4.9 years	$—

Activity with respect to the Company’s restricted stock awards during the three month period ended March 31, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2020	107,990	$1.85	1.67 years	$156
Granted	—	—	—	—
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2020	107,990	$1.85	1.42 years	$93

The aggregate intrinsic value represents the difference between the Company’s closing stock price on March 31, 2020 of $0.86 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended March 31, 2020 and 2019 was $0.2 million and $0.3 million, respectively.

As of March 31, 2020, there was $32,000 of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 18. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.1 million and $0.2 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three month period ended March 31, 2020 and 2019, respectively.

The declaration of any future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. On May 6, 2020 our Board of Directors voted to discontinue equity distributions until further notice due to the adverse economic impact of the COVID-19 pandemic on our financial position, results of operations, and cash flows.

The following table shows distributions that have been declared and paid since January 1, 2019:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
March 10, 2020	March 31, 2020	$0.0250	$667
December 10, 2019	December 30, 2019	$0.0250	667
September 11, 2019	September 30, 2019	$0.0650	1,730
May 14, 2019	June 28, 2019	$0.0650	1,728
March 7, 2019	March 29, 2019	$0.0650	1,702

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

Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets. Our broadcasting segment includes our national networks and national sales firms. National companies often prefer to advertise across the United States as an efficient and cost-effective way to reach their target audiences. Our national platform under which we offer radio airtime, digital campaigns and print advertisements can benefit national companies by reaching audiences throughout the United States.

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

Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 12 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets.

Salem Surround, our national multimedia advertising agency with locations in 34 markets across the United States, offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients.

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

The table below presents financial information for each operating segment as of March 31, 2020 and 2019 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2020
Net revenue	$45,180	$9,104	$3,966	$—	$58,250
Operating expenses	37,327	8,326	5,062	4,210	54,925

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the disposition of assets	$7,853	$778	$(1,096)	$(4,210)	$3,325

Depreciation	1,645	771	69	228	2,713
Amortization	9	768	210	—	987
Change in the estimated fair value of contingent earn-out consideration	—	(5)	—	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	16,994	—	260	—	17,254
Impairment of goodwill	184	10	105	8	307
Net (gain) loss on the disposition of assets	79	—	—	—	79

Net operating income (loss)	$(11,058)	$(766)	$(1,740)	$(4,446)	$(18,010)

Three Months Ended March 31, 2019
Net revenue	$46,093	$10,240	$4,136	$—	$60,469
Operating expenses	36,449	8,058	4,822	3,871	53,200

Net operating income (loss) before depreciation, amortization and net (gain) loss on the disposition of assets	$9,644	$2,182	$(686)	$(3,871)	$7,269

Depreciation	1,860	774	116	183	2,933
Amortization	9	1,075	212	—	1,296
Net (gain) loss on the disposition of assets	3,783	239	—	2	4,024

Net operating income (loss)	$3,992	$94	$(1,014)	$(4,056)	$(984)

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2020
Inventories, net	$—	$—	$647	$—	$647
Property and equipment, net	71,685	6,040	807	8,098	86,630
Broadcast licenses	320,864	—	—	—	320,864
Goodwill	2,746	19,499	1,446	—	23,691
Other indefinite-lived intangible assets	—	—	—	—	—
Amortizable intangible assets, net	260	4,885	967	1	6,113
As of December 31, 2019
Inventories, net	$—	$—	$717	$—	$717
Property and equipment, net	72,816	6,127	801	7,929	87,673
Broadcast licenses	337,858	—	—	—	337,858
Goodwill	2,930	19,509	1,551	8	23,998
Other indefinite-lived intangible assets	—	—	260	—	260
Amortizable intangible assets, net	268	5,653	1,178	1	7,100

NOTE 20. SUBSEQUENT EVENTS

Subsequent events reflect all applicable transactions through the date of the filing.

We have collected $8.5 million of cash-in-advance payments through the date of this filing that will result in early-payment discounts of 5% or $0.4 million against future revenue for the remainder of 2020.

On May 6, 2020 our Board of Directors voted to discontinue equity distributions until further notice due to the adverse economic impact of the COVID-19 pandemic on our financial position, results of operations, and cash flows.

Due to the adverse economic impact of the COVID-19 pandemic, in April 2020, we began negotiating with landlords for rent concessions. We have elected FASB’s modification guidance to account for rent concessions related to the effects of the COVID-19 pandemic as variable lease expense. We will not apply the lease modification guidance under ASC 842 to rent concessions that result in the total payments required under the modified contract that are substantially the same as or less than total payments required by the original contract. If other terms of the lease are changed or renegotiated in connection with the concession process, then the changes will be treated as a modification in accordance with ASC 842.

We began deferring the employer portion of FICA taxes beginning in April 2020 as allowed under the CARES Act. We have deferred payments of $0.8 million to date. Such amounts will initially be recorded in long-term liabilities based on the repayment dates established in the CARES Act of 50% due December 2021 and the remaining 50% due December 2022.

On April 7, 2020, we amended the ABL to increase the advance rate on eligible accounts receivable from 85% to 90% and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate which may include the SOFR due to the LIBOR rate scheduled to be discontinued at the end of calendar year 2021.

On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-Q and our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Our Condensed Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Condensed Consolidated Financial Statements on Form 10-Q for details of each of these transactions.

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to:

•	the coronavirus COVID-19 (“COVID-19”) is adversely impacting our business,

•	risks and uncertainties relating to the need for additional funds to service our debt,

•	risks and uncertainties relating to the need for additional funds to execute our business strategy,

•	our ability to access borrowings under our ABL Facility,

•	reductions in revenue forecasts,

•	our ability to renew our broadcast licenses,

•	changes in interest rates,

•	the timing of our ability to complete any acquisitions or dispositions,

•	costs and synergies resulting from the integration of any completed acquisitions,

•	our ability to effectively manage costs,

•	our ability to drive and manage growth,

•	the popularity of radio as a broadcasting and advertising medium,

•	changes in consumer tastes,

•	the impact of general economic conditions in the United States or in specific markets in which we do business,

•	industry conditions, including existing competition and future competitive technologies and cancellation,

•	disruptions or postponements of advertising schedules and programming in response to national or world events,

•	our ability to generate revenues from new sources, including local commerce and technology-based initiatives,

•

the impact of regulatory rules or proceedings that may affect our business from time to time, and the future write off of any material portion of the fair value of our FCC broadcast licenses and goodwill.

Because these factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law.

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

In each of our operating segments, the rates we are able to charge for airtime, advertising and other products and services are dependent upon several factors, including:

•	audience share;

•	how well our programs and advertisements perform for our clients;

•	the size of the market and audience reached;

•	the number of impressions delivered;

•	the number of advertisements and programs streamed;

•	the number of page views achieved;

•	the number of downloads completed;

•	the number of events held, the number of event sponsorships sold and the attendance at each event;

•	demand for books and publications;

•	general economic conditions; and

•	supply and demand for airtime on a local and national level.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the three months ended March 31, 2020 and 2019, 97% of our broadcast revenue was sold for cash.

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

Known Trends and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. We have experienced declining revenues from advertising, programming, events and book sales. Several advertisers have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down. This was particularly true within our broadcast segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. We are taking all precautionary measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to implement restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

To date, the pandemic has not increased our cost of, or access to, capital under our credit facility. Future availability under our credit facility is contingent upon our eligible receivable balance that will be impacted by lower revenues and longer days to collect. To limit our exposure and ensure that we have adequate cash to meet our debt servicing requirements, we have initiated several strategies to reduce costs and conserve cash including:

•	limiting capital expenditures;

•	reducing discretionary spending, such as travel and entertainment;

•	eliminating open positions and new hires;

•	reducing staffing levels;

•	implementing company-wide pay cuts ranging from 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees that are non-essential at this time;

•	temporarily suspending the company 401K match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors.

•	offering early payment discounts to certain customers in exchange for advance cash payments;

•	offering extended payment terms of up to 90 days to limit cancellations and entice new business;

•	considering sales-leaseback of owned facilities; and

•	suspending the payment of equity distributions until further notice.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on our preliminary analysis of the CARES Act, the benefits we expect to recognize include:

•	deferral of all employer FICA taxes beginning in April 2020 for the remainder of 2020, with 50 percent payable in December 2021 and the remainder payable in December 2022; and

•	relaxation of interest expense deduction limitation for income tax purposes.

We reforecast our 2020 anticipated results extending through June 2021. Our reforecast includes the impact of certain of these cost-cutting measures. We may consider sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at March 31, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for a year from the issuance of the financial statements.

We continue to review and consider any available potential benefit under the CARES Act for which we qualify. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

The growth of broadcast revenue associated with the sale of airtime remains challenged. We believe this is due to increased competition from other forms of content distribution and the length of time spent listening to audio streaming services, podcasts and satellite radio. Increases in competition and the mix in listening time may lead advertisers to conclude that the effectiveness of radio has diminished. To minimize the impact of these factors, we continue to enhance our digital assets to complement our broadcast content. The increase use of voice activated platforms, or smart speakers, that provide audiences with the ability to access AM and FM radio stations show increased potential for broadcasters to reach audiences.

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 11.7% and 9.9%, respectively, of our total net broadcast revenue during the three month period ended March 31, 2020 compared to 11.4% and 9.9%, respectively, of our total net broadcast revenue during the same period of the prior year.

Revenues from print magazines, including advertising revenue and subscription revenues, are challenged due to lower demand from audiences that increasingly use other mediums that deliver comparable information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Digital revenue is impacted by the nature and delivery of page views and the number of advertisements per page. Decreases in digital revenue streams could adversely affect our operating results, financial condition and results of operations. We have experienced a shift in the number of page views from desktop devices to mobile devices. While mobile page views have increased dramatically, they carry a lower number of advertisements per page and are generally sold at lower rates. Declines in desktop page views negatively impact revenue as mobile devices carry lower rates and less advertisement per page. To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs.

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

Item 10(e) of Regulation S-K defines and prescribes the conditions under which certain non-GAAP financial information may be presented in this report. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Same Station net broadcast revenue, Same Station broadcast operating expenses, Same Station Operating Income, Digital Media Operating Income, and Publishing Operating Loss, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP financial measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance.

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

We apply a similar methodology to our digital media and publishing group. Digital Media Operating Income is defined as net digital media revenue less digital media operating expenses. Publishing Operating Income (Loss) is defined as net publishing revenue less publishing operating expenses. Digital Media Operating Income and Publishing Operating Income (Loss) are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP financial performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Operating Loss are useful non-GAAP financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of Digital Media Operating Income and Publishing Operating Loss are not necessarily comparable to similarly titled measures reported by other companies.

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

	Three Months Ended March 31,
	2019	2020
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$46,093	$45,180
Net broadcast revenue – acquisitions	—	—
Net broadcast revenue – dispositions	(1,457)	(24)
Net broadcast revenue – format change	(592)	(845)

Same Station net broadcast revenue	$44,044	$44,311

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$36,449	$37,327
Broadcast operating expenses – acquisitions	—	(1)
Broadcast operating expenses – dispositions	(1,659)	(83)
Broadcast operating expenses – format change	(646)	(969)

Same Station broadcast operating expenses	$34,144	$36,274

Reconciliation of Operating Income (Loss) to Same Station Operating Income
Station Operating Income	$9,644	$7,853
Station operating loss – acquisitions	—	1
Station operating loss – dispositions	202	59
Station operating loss – format change	54	124

Same Station – Station Operating Income	$9,900	$8,037

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2019	2020
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net broadcast revenue	$46,093	$45,180
Less broadcast operating expenses	(36,449)	(37,327)

Station Operating Income	$9,644	$7,853

Net digital media revenue	$10,240	$9,104
Less digital media operating expenses	(8,058)	(8,326)

Digital Media Operating Income	$2,182	$778

Net publishing revenue	$4,136	$3,966
Less publishing operating expenses	(4,822)	(5,062)

Publishing Operating Loss	$(686)	$(1,096)

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

	Three Months Ended
	March 31,
	2019	2020
	(Dollars in thousands)
Reconciliation of Net Income (Loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net income (loss)	$322	$(55,204)
Plus provision for (benefit from) income taxes	(5,303)	33,159
Plus net miscellaneous income and (expenses)	(1)	52
Plus gain on early retirement of long-term debt	(426)	(49)
Plus interest expense, net of capitalized interest	4,425	4,032
Less interest income	(1)	—

Net operating income (loss)	$(984)	$(18,010)

Plus net (gain) loss on the disposition of assets	4,024	79
Plus change in the estimated fair value of contingent earn-out consideration	—	(5)
Plus impairment of indefinite-lived long-term assets other than goodwill	—	17,254
Plus impairment of goodwill	—	307
Plus depreciation and amortization	4,229	3,700
Plus unallocated corporate expenses	3,871	4,210

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$11,140	$7,535

Station Operating Income	$9,644	$7,853
Digital Media Operating Income	2,182	778
Publishing Operating Loss	(686)	(1,096)

	$11,140	$7,535

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2019	2020
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Net income (loss)	$322	$(55,204)
Plus interest expense, net of capitalized interest	4,425	4,032
Plus provision for (benefit from) income taxes	(5,303)	33,159
Plus depreciation and amortization	4,229	3,700
Less interest income	(1)	—

EBITDA	$3,672	$(14,313)

Plus net (gain) loss on the disposition of assets	4,024	79
Plus change in the estimated fair value of contingent earn-out consideration	—	(5)
Plus impairment of indefinite-lived long-term assets other than goodwill	—	17,254
Plus impairment of goodwill	—	307
Plus net miscellaneous (income) and expenses	(1)	52
Plus gain on early retirement of long-term debt	(426)	(49)
Plus non-cash stock-based compensation	176	103
Plus ASC 842 lease adoption	171	—

Adjusted EBITDA	$7,616	$3,428

RESULTS OF OPERATIONS

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following factors affected our results of operations and cash flows for the three months ended March 31, 2020 as compared to the same period of the prior year:

Acquisitions, Divestitures and Other Transactions

Based on the timing of these transactions, our consolidated financial statements for the three months ended March 31, 2020 do not reflect the net revenues, operating expenses, depreciation and amortization expenses of the divested entities, whereas our consolidated financial statements for the three months ended March 31, 2019 do reflect the net revenues, operating expenses, depreciation and amortization expenses of the divested entities. Likewise, our consolidated financial statements for the three months ended March 31, 2020 reflect the net revenues, operating expenses, depreciation and amortization expenses of acquired entities, whereas our consolidated financial statements for the three months ended March 31, 2019 do not reflect the net revenues, operating expenses, depreciation and amortization expenses of acquired entities.

•

On November 14, 2019, we sold nine radio stations, WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri for $8.7 million in cash.

•	On September 26, 2019, we sold four radio stations, WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida for $8.2 million in cash.

•	On September 18, 2019, we sold radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida for $0.9 million in cash.

•	On July 25, 2019, we acquired the Journeyboxmedia.com website and related assets for $0.5 million in cash.

•	On July 10, 2019 we acquired certain assets including a digital content library from Steelehouse Productions, Inc. for $0.1 million in cash.

•	On June 6, 2019, we acquired InvestmentHouse.com website and related financial newsletter assets for $0.6 million in cash.

•	On May 14, 2019, we sold radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million in cash. The buyer began programming the station on April 12, 2019 under a TBA.

•	On March 21, 2019, we sold Newport Natural Health for $0.9 million in cash.

•	On March 18, 2019, we acquired the pjmedia.com website for $0.1 million in cash.

•

On February 28, 2019, we sold Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets. We received no cash from the buyer who assumed all deferred subscription liabilities for Mike Turner’s investment products.

•	On February 27, 2019, we sold HumanEvents.com, for $0.3 million in cash.

Debt Transactions

During the three month period ended March 31, 2020, we completed repurchases of $3.5 million of the Notes for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs compared to repurchases of $6.7 million of the Notes for $6.1 million in cash, recognizing a net gain of $0.4 million after adjusting for bond issuance costs during the same period of the prior year as detailed in Note 13 – Long-Term Debt.

We amended the ABL on April 7, 2020 to increase the advance rate on eligible accounts receivable and to extend the maturity date as discussed in Note 20 – Subsequent Events.

Equity Transactions

Distributions of $0.7 million ($0.025 per share) were declared and paid throughout the three month period ended March 31, 2020 based upon the Board of Directors’ then current assessment of our business compared to distributions of $1.7 million ($0.065 per share) during the same period of the prior year as detailed in Note 18 – Equity Transactions.

Net Broadcast Revenue

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$46,093	$45,180	$(913)	(2.0)%	76.2%	77.6%
Same Station Net Broadcast Revenue	$44,044	$44,311	$267	0.6%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2019		2020
	(Dollars in thousands)
Block Programming:
National	$12,233	26.5%	$12,034	26.6%
Local	7,910	17.2%	6,808	15.1%

	20,143	43.7%	18,842	41.7%
Broadcast Advertising:
National	3,900	8.5%	3,957	8.8%
Local	12,062	26.2%	11,357	25.1%

	15,962	34.7%	15,314	33.9%
Station Digital (local)	2,824	6.1%	4,293	9.5%
Infomercials	390	0.8%	308	0.7%
Network	4,306	9.3%	4,388	9.7%
Other Revenue	2,468	5.4%	2,035	4.5%

Net Broadcast Revenue	$46,093	100.0%	$45,180	100.0%

Block programming revenue declined by $1.3 million including a $1.1 million decline in local programming revenue and a $0.2 million decline in national programming revenue. The decline in local programming revenue includes a $0.6 million decline in revenue during 2020 as compared to 2019 for stations that were sold during 2019. The decline in national programming revenue includes $0.1 million decline in revenue during 2020 as compared to 2019 for stations that were sold during 2019. Station sales, once announced, negatively impact our ability to enter sales contracts with customers. The remainder of the decline was due to certain programmers discontinuing their ministry efforts, sports programming that was cancelled and an increase in competition from other broadcasters and from podcasts that resulted in lost programs and lower rates.

Advertising revenue, net of agency commissions, declined by $0.6 million, $1.0 million net of political, due to a $0.8 million decline in local advertising net of political and a $0.2 million decline in national advertising revenue net of political. Local advertising net of political, declined by $0.5 million on our Christian Teaching and Talk format radio stations and $0.3 million on our Contemporary Christian Music format radio stations due to lower spot rates charged to compete with other broadcasters that offered lower rates, primarily in the Dallas and Los Angeles markets. The remainder of the decline was due to the impact of stations sold during 2019 that have no activity during the three months ended March 31, 2020 and the impact of cancellations due to the COVID-19 pandemic.

Station digital revenue, or local digital revenue generated from our radio stations and networks, increased by $1.5 million due to the growth of digital product offerings through Salem Surround, our national multimedia digital advertising agency providing digital marketing services to our customers. Our product offerings include social media campaigns, search engine optimization, retargeted advertising and other services intended to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. There were no significant changes in digital rates as compared to the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, increased by $0.1 million due to a $0.2 million increase in revenue due to the continued strength of our nationally syndicated host programs offset by a $0.1 million decline in political advertising.

Other revenue declined by $0.4 million due to a $0.3 million decrease in event revenue from a reduction in the number of events held and a $0.1 million decrease in listener purchase program revenue from lower listener participation. During the first quarter of 2020 we cancelled twenty planned events in response to the COVID-19 pandemic that we had forecasted revenue of $0.2 million. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather which can affect attendance.

On a Same Station basis, net broadcast revenue increased $0.3 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,240	$9,104	$(1,136)	(11.1)%	16.9%	15.6%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended March 31,
	2019		2020
	(Dollars in thousands)
Digital Advertising, net	$5,317	51.9%	$4,713	51.8%
Digital Streaming	1,011	9.9	915	10.0
Digital Subscriptions	2,084	20.4	2,135	23.5
Digital Downloads	1,275	12.4	1,245	13.7
e-commerce	410	4.0	28	0.3
Other Revenues	143	1.4	68	0.7

Net Digital Media Revenue	$10,240	100.0%	$9,104	100.0%

Digital advertising revenue, net of agency commissions, or national digital revenue declined by $0.6 million on a consolidated basis including a $0.9 million decline from Salem Web Network that was offset by a $0.3 million net increase from our conservative opinion websites within Townhall Media. The net increase from Townhall Media includes a $0.3 million increase from our March 2019 acquisition of pjmedia.com. Declines in national digital are attributable to a loss of advertisers who moved advertising spending to digital programmatic advertisers, such as Facebook and Google, and to a loss of advertisers who reduced or eliminated advertising on political-content websites such as ours. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop. As a result, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.1 million as compared to the prior year based on lower demand for content available from our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue increased $0.1 million on a consolidated basis reflecting a $0.2 million increase in revenues from Townhall Media’s launch of Townhall VIP, a new subscription service, and a $0.1 million increase from our June 2019 acquisition of InvesmentHouse.com that was offset by a $0.2 million decrease in revenues from our Eagle Financial Publications. Reductions in the number of subscribers to Eagle Financial Publications include a 27% decline in the number of subscribers to James Woods and 35% decline in the number of subscribers to Hilary Kramer offset by a 12% increase in the number of subscribers to Dr. Mark Skousen.

Digital download revenue decreased by $30,000 from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. There were no significant changes in rates as compared to the prior year.

E-commerce revenue decreased by $0.4 million due to the sale of Newport Natural Health, an e-commerce website operated by Eagle Wellness, during the first quarter of 2019.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. We recognized revenue of $32,000 in 2019 related to transfer services provided to the buyer of Newport Natural Health. There were no changes in volume or rates as compared to the prior year.

Net Publishing Revenue

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$4,136	$3,966	$(170)	(4.1)%	0.4%	0.4%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended March 31,
	2019		2020
	(Dollars in thousands)
Book Sales	$2,762	66.8%	$2,693	67.9%
Estimated Sales Returns & Allowances	(921)	(22.3)	(970)	(24.5)

Net Book Sales	1,841	44.5	1,723	43.4
E-Book Sales	162	3.9	254	6.4
Self-Publishing Fees	1,477	35.7	1,402	35.3
Print Magazine Subscriptions	201	4.9	177	4.5
Print Magazine Advertisements	135	3.3	102	2.6
Digital Advertising	85	2.0	99	2.5
Other Revenue	235	5.7	209	5.3

Net Publishing Revenue	$4,136	100.0%	$3,966	100.0%

Net book sales declined by $0.1 million due to a lower volume of sales from Salem Author Services. Regnery Publishing book sales reflect a 3% decrease in the average price per unit sold and a 2% decrease in volume. Book sales through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The increase of $0.1 million to the estimated sales returns and allowances reflects the higher number of print books sold through Regnery Publishing. The decline in book sales from Salem Author Services was due to a reduction in the number of new authors obtained and a reduction in the number of books sold with no significant changes in sale prices as compared to the prior year.

Regnery Publishing e-book sales increased by $0.1 million with a 6% decrease in the average price per unit sold from sales incentives and a 4% decrease in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.1 million due a decline in the number of authors with fees charged to authors that were comparable to the prior year.

Declines in print magazine subscription revenues and advertising revenues reflect lower consumer demand and distribution levels. There were no significant changes in rates over the prior year.

Digital adverting revenue was consistent with that of the prior year with no changes in sales volume and rates.

Other revenue includes change fees, video trailers and website revenues. There were no changes in volume or rates as compared to the prior year.

Broadcast Operating Expenses

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$36,449	$37,327	$878	2.4%	60.3%	64.1%
Same Station Broadcast Operating Expenses	$34,144	$36,274	$2,130	6.2%

Broadcast operating expenses increased by $0.9 million including a $1.2 million increase in costs associated with Salem Surround offset with other cost savings of $0.3 million. We continue to invest in Salem Surround, our multi-media advertising agency, to grow revenue through new and enhanced digital product offerings. The decrease in broadcast operating expense, net of Salem Surround, includes a $1.0 million decrease in employee related costs, a $0.4 million decrease in facility-related expenses, a $0.2 million decrease in lease expense and a $0.1 million decrease in discretionary advertising spending offset by a $1.4 million increase in bad debt expense, including a $1.1 million additional reserve based on the economic uncertainties of the COVID-19 pandemic.

On a same-station basis, broadcast operating expenses increased by $2.1 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,058	$8,326	$268	3.3%	13.3%	14.3%

The increase in digital media operating expenses of $0.3 million includes a $0.2 million increase in employee-related expenses, a $0.2 million increase in advertising and promotional expenses, a $0.2 million increase in professional services and a $0.1 million increase in facility-related expenses offset by a $0.2 million decrease in sales-based commissions and incentives, a $0.1 million decrease in streaming and hosting fees and a $0.1 million decrease in royalties. The increases in advertising and promotion reflect start-up costs from the launch of Townhall VIP, a premium subscription service.

Publishing Operating Expenses

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$4,822	$5,062	$240	5.0%	8.0%	8.7%

Publishing operating expenses increased by $0.2 million, including a $0.1 million increase in payroll-related costs and a $0.1 million increase in royalties. Cost of goods sold increased $0.1 million including a $0.2 million increase from print books sold by Regnery® Publishing, offset by a $0.1 million decline from Salem Author Services due to a lower volume of book sales. The gross profit margin for Regnery Publishing was 49% for the three months ended March 31, 2020 as compared to 59% for the same period of the prior year as sales volume remained flat and material costs increased. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 72% from 68% due to lower paper costs for print book sales.

Unallocated Corporate Expenses

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,871	$4,210	$339	8.8%	6.4%	7.2%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.3 million includes a $0.2 million increase in travel and entertainment-related expenses due to market visits prior to the travel restrictions from the COVID-19 pandemic and a $0.1 million increase in professional services.

Depreciation Expense

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,933	$2,713	$(220)	(7.5)%	4.9%	4.7%

The decrease in depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended March 31,
	2019	2019	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,296	$987	$(309)	(23.8)%	2.1%	1.7%

The decrease in amortization expense reflects the impact of fully amortized domain names, customer lists and contracts, and subscriber base lists that had estimated useful lives of three to five years. These items were fully amortized at or near the beginning of the 2020 calendar year resulting in lower amortization expense for this year. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$—	$(5)	$(5)	(100.0)%	—%	—%

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

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$17,254	$17,254	100.0%	—%	29.6%

We performed an interim review of broadcast licenses for certain markets during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We engaged an independent third-party appraisal and valuation firm to assist us with determining the fair value of our broadcast licenses. Based on our review and analysis, we recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento and Tampa. We also recorded an impairment charge of $0.3 million to the value of mastheads. These impairments were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations

Impairment of Goodwill

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$—	$307	$307	100.0%	—%	0.5%

We performed an interim review of goodwill for impairment during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value for certain entities. Based on this review and analysis, we recorded an impairment charge of $0.3 million. These impairments were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$4,024	$79	$(3,945)	(98.0)%	6.7%	0.1%

The net (gain) loss on the disposition of assets of $0.1 million for the three month period ending March 31, 2020 reflects various fixed asset disposals.

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

Other Income (Expense)

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$—	$(1)	(100.0)%	—%	—%
Interest Expense	(4,425)	(4,032)	393	(8.9)%	7.3%	6.9%
Gain on Early Retirement of Long-Term Debt	426	49	(377)	(88.5)%	0.7%	0.1%
Net Miscellaneous Income and (Expenses)	1	(52)	(53)	(5,300.0)%	—%	(0.1)%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $0.4 million reflects the impact of the lower outstanding balance on the Notes, the outstanding balances on the ABL, and finance lease obligations outstanding during the period ended March 31, 2020. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges. The LIBOR rate scheduled to be discontinued at the end of calendar year 2021 would result in all outstanding borrowings subject to the higher base rate borrowing. We expect to amend the ABL prior to the LIBOR phaseout based on the ABL maturity date of May 19, 2022.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other miscellaneous expenses.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$(5,303)	$33,159	$38,462	(725.3)%	(8.8)%	56.9%

Our provision for income taxes increased $38.5 million to $33.2 million tax provision for the three months ended March 31, 2020 as compared to a $5.3 million tax benefit for the same period of the prior year. As a result of our adjusted cumulative three-year pre-tax book loss as of March 31, 2020, we performed a review of our valuation allowance. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (150.4%) for the three months ended March 31, 2020 compared to 106.5% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (150.4%) is driven by increases in the valuation allowance of $24.5 million recorded against federal deferred tax assets relating to federal net operating loss carryforwards and $12.6 million of additional valuation allowance relating to state net operating loss carryforwards.

Net Income (Loss)

	Three Months Ended March 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$322	$(55,204)	$(55,526)	(17,244.1)%	0.5%	(94.8)%

Net loss increased by $55.5 million to $55.2 million for the three months ended March 31, 2020 compared to net income of $0.3 million during the same period of the prior year as described above.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results can be materially different from these estimates and assumptions.

Significant areas for which management uses estimates include:

•	going concern evaluations;

•	revenue recognition;

•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;

•	probabilities associated with the potential for contingent earn-out consideration;

•	fair value measurements;

•	contingency reserves;

•	allowance for doubtful accounts;

•	sales returns and allowances;

•	barter transactions;

•	inventory reserves;

•	reserves for royalty advances;

•	fair value of equity awards;

•	self-insurance reserves;

•	estimated lives for tangible and intangible assets;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting Right-Of-Use (“ROU”) assets and lease liabilities;

•	determining the Incremental Borrowing Rate (“IBR”) for calculating ROU assets and lease liabilities

•	income tax valuation allowances; and

•	uncertain tax positions.

These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

The COVID-19 pandemic continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact our estimates related to, but not limited to, revenue recognition, broadcast licenses, goodwill and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

We believe the following accounting policies and the related judgments and estimates are critical accounting policies that affect the preparation of our Condensed Consolidated Financial Statements.

Going Concern

Management is responsible for evaluating conditions or events as related to uncertainties that raise substantial doubt about our ability to continue as a going concern and to provide related footnote disclosures, as applicable. Management’s estimates and assumptions, used in the evaluation of our ability to meet our obligations as they become due within one year after the date our financial statements are issued, are based on the facts and circumstances at such date and are subject to a material and high level of subjectivity and uncertainty due to the matters themselves being uncertain and subject to modification. The effect of any individual or aggregate changes in the estimates and assumptions, or the facts and circumstances, could be material to the financial statements.

Given the expected decreases in revenue caused by the COVID-19 pandemic, we assessed a variety of factors, including media industry forecasts for the remainder of 2020, expected operating results, forecasted net cash flows from operations, future obligations and liquidity, and capital expenditure commitments. We concluded that the potential that we could incur a considerable decrease in operating income and the resulting impact on our ability to fund interest payments on our debt, were probable conditions which gave rise to a need for an assessment of whether substantial doubt existed of our ability to continue as a going concern.

We reforecast our 2020 anticipated results extending through June 2021. Our reforecast includes the impact of certain cost-cutting measures associated with reductions in staffing, reductions in commissions and royalty expenses based on lower revenue forecasts, reductions in travel and entertainment expenses due to stay-at-home mandates, reductions in event costs, company-wide pay cuts, furloughs of certain employees that are non-essential at this time, and the temporary suspension of the company 401K match. We are considering sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for a year from the issuance of the financial statements.

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

Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 64% of our total assets at March 31, 2020 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures as Level 3 inputs discussed in Note 14 of our Financial Statements and Supplementary Data.

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

Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurements include inputs that are Level 3 measurement as discussed in Note 14 in the notes of our Condensed Consolidated Financial Statements contained in Part 1 in this quarterly report on Form 10-Q.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. During the period ending March 31, 2020, we recorded a net decrease of $5,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 4 – Contingent Earn-Out Consideration in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 14 in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

Allowance for Doubtful Accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. We increased our reserve percentages at March 31, 2020 based on the adverse economic conditions due to the COVID-19 pandemic and the expected impact on the ability of our customers to make payments. Past due balances are generally not written-off until all collection efforts have been unsuccessful, including use of a collection agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million at March 31, 2020 and December 31, 2019. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

Leases

We account for leases under the provisions of FASB ASC Topic 842, “Leases” (“ASC 842”). We consider all relevant facts and circumstances, to determine whether a contract is or contains a lease at inception. Our analysis includes whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. This consideration involves judgment with respect to whether we have the right to obtain substantially all of the economic benefits from the use of the identified asset and whether we have the right to direct the use of the identified asset.

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

We estimate the IBR applicable to Salem using significant judgement and estimates, including the estimated value of the underlying leased asset, and the following available evidence:

The credit history of Salem Media Group

Our most recent credit facility consisted of 6.75% Senior Secured Notes and an ABL revolver. As of each month end, the weighted average interest rate on outstanding debt is calculated.

The credit worthiness of Salem Media Group

We review our credit ratings from third parties, including Standard & Poor’s and Moody’s. At January 1, 2020, our Moody’s rating was “B3.” The “B3” rating is speculative in nature and subject to high credit risk. On March 26, 2020, Moody’s downgraded Salem to a “Caa1,” or poor quality with very high credit risk. Our credit rating with Standard & Poor’s remained “B-” during the period ending March 31, 2020,

Class of the underlying asset and the remaining term of the arrangement

We use a portfolio approach applying a single IBR to all leases with reasonably similar characteristics, including the remaining lease term, the underlying assets and the economic environment. We group leases according to the nature of leased asset and the lease term. We have six main categories of leases, (1) Buildings, (2) Equipment, (3) Land, (4) Other (Parking Facilities), (5) Towers and (6) Vehicles.

We consider vehicles to have a higher risk for collateral that is mitigated by the shorter term of the lease that would typically range from three to five years. We consider building and towers to have a higher risk based on (1) the longer lease term of up to thirty years and (2) a higher outstanding balance that is mitigated by the lower risk that the collateralized asset would lose significant value.

The debt incurred under the lease liability as compared to amounts that would be borrowed

We review the cost to finance comparable amounts under our ABL and based on the current market environment as derived from available economic data.

We referred to the Bloomberg Single B Rated Communications Yield Curve (unsecured) and considered adjustments for industry risk factors and the estimated value of the underlying leased asset to be collateral for the debt incurred.

From this analysis, we develop a matrix to estimate the IBR for each major category of leases. We review our IBR estimates on a quarterly basis and update as necessary. We have not modified our estimate methodology since adopting ASC 842 on January 1, 2019.

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

Fair Value Considerations

When determining the fair value of a ROU asset, we must estimate what market participants would pay to lease the asset or what a market participant would pay up front in one payment for the ROU asset, assuming no additional lease payments would be due. The ROU asset must be valued assuming its highest and best use, in its current form, even if that use differs from the current or intended use. If no market exists for an asset in its current form, but there is a market for a transformed asset, the costs to transform the asset are considered in the fair value estimate. Refer to Note 14, Fair Value Measurements.

There were no indications of impairment during the period ended March 31, 2020.

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

As a result of our adjusted cumulative three-year pre-tax book loss as of March 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $37.1 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $37.1 million for a total valuation allowance of $50.1 million, is recorded for the period ended March 31, 2020.

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

In March 2020, the World Health Organization declared the outbreak of coronavirus COVID-19 (“COVID-19”) a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. We have experienced declining revenues from advertising, programming, events and book sales. Several advertisers have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down. This was particularly true within our broadcast segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. For the month of April 2020, our revenues declined 24% due to the economic impact of COVID-19 on advertising, events and book sales.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. We are taking all precautionary measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to implement restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

To date, the pandemic has not increased our cost of, or access to, capital under our credit facility. Future availability under our credit facility is contingent upon our eligible receivable balance that will be impacted by lower revenues and longer days to collect. To limit our exposure and ensure that we have adequate cash to meet our debt servicing requirements, we have initiated several strategies to reduce costs and conserve cash including::

•	limiting capital expenditures;

•	reducing discretionary spending, such as travel and entertainment;

•	eliminating open positions and new hires;

•	reducing staffing levels;

•	implementing company-wide pay cuts ranging from 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees that are non-essential at this time;

•	temporarily suspending the company 401K match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors.

•	offering early payment discounts to certain customers in exchange for advance cash payments;

•	offering extended payment terms of up to 90 days to limit cancellations and entice new business;

•	considering sales-leaseback of owned facilities; and

•	suspending the payment of equity distributions until further notice.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on our preliminary analysis of the CARES Act, the benefits we expect to recognize include:

•	deferral of all employer FICA taxes beginning in April 2020 for the remainder of 2020, with 50 percent payable in December 2021 and the remainder payable in December 2022; and

•	relaxation of interest expense deduction limitation for income tax purposes.

We reforecast our 2020 anticipated results extending through June 2021. Our reforecast includes the impact of certain of these cost-cutting measures. We may consider sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at March 31, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for a year from the issuance of the financial statements.

We continue to review and consider any available potential benefit under the CARES Act for which we qualify. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

Generally, we keep the balance of cash and cash equivalents low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents increased to $1.3 million as of March 31, 2020 as compared to $6,000 at December 31, 2019. Working capital decreased $7.1 million to $(18.5 million) at March 31, 2020 compared to ($11.4 million) at December 31, 2019 due to a $3.6 million increase in accrued interest associated with the bi-annual payments due on the Notes, a $1.6 million increase in the outstanding balance on the ABL offset by a decrease in trade accounts receivable of $3.5 million and a decrease in accounts payable and accrued expenses of $0.9 million.

Operating Cash Flows

Our largest source of operating cash inflows are receipts from customers in exchange for advertising and programming. Other sources of operating cash inflows include receipts from customers for digital downloads and streaming, book sales, subscriptions, self-publishing fees, ticket sales, sponsorships, and vendor promotions. The adverse economic impact of the COVID-19 pandemic has negatively impacted our revenue and cash receipts from customers. A majority of our operating cash outflows consist of payments to employees, such as salaries and benefits, and vendor payments under facility and tower leases, talent agreements, inventory purchases and recurring services such as utilities and music license fees. Our operating cash flows are subject to factors such as fluctuations in preferred advertising media and changes in demand caused by shifts in population, station listenership, demographics, and audience tastes. In addition, our operating cash flows may be affected if our customers are unable to pay, delay payment of amounts owed to us, or if we experience reductions in revenue, or increases in costs and expenses.

Net cash provided by operating activities during the three month period ended March 31, 2020 decreased by $1.2 million to $7.7 million compared to $9.0 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Total net revenue declined by $2.2 million;

•

Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments and net gain (loss) on the disposition of assets, increased by $1.8 million;

•	Trade accounts receivables, net of allowances, decreased by $4.0 million compared to a decrease of $2.6 million for the same period of the prior year;

•	Unbilled revenue decreased $0.4 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, remained consistent at 59 days at March 31, 2020 and 2019;

•	Net accounts payable and accrued expenses decreased $0.9 million to $19.8 million from $20.7 million as of the prior year; and

•	Net inventories on hand decreased $70,000 to $0.6 million at March 31, 2020 compared to a $0.1 million decrease to $0.5 million for the same period of the prior year.

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

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our original 2020 budget, we planned to incur additional capital expenditures of approximately $6.6 million during the remainder of 2020. As noted, we are currently limiting capital expenditures to that of emergency-only type expenses.

We plan to fund any future purchases and any future acquisitions from cash on hand, operating cash flow or our credit facilities.

Net cash used in investing activities increased $0.7 million to $2.1 million during the three month period ended March 31, 2020 from $1.4 million during the same period of the prior year. The increase in cash used for investing activities was the result of:

•	We paid no cash for acquisitions compared to $0.1 million during the same period of the prior year;

•	Cash paid for capital expenditures decreased $0.8 million to $1.6 million from $2.4 million during the same period of the prior year; and

•	Receipts from asset sales provided $1.3 million of cash during the prior year.

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

During the three month period ended March 31, 2020, the principal balances outstanding under the Notes and ABL Facility ranged from $225.5 million to $232.7 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied. On May 6, 2020 our Board of Directors voted to discontinue equity distributions until further notice due to the adverse economic impact of the COVID-19 pandemic on our financial position, results of operations, and cash flows.

Net cash used in financing activities decreased $3.3 million to $4.4 million during the three month period ended March 31, 2020 from $7.7 million during the same period of the prior year. The decrease in cash used for financing activities includes:

•	A $5.7 million decrease in the book overdraft to $(1.9) million from $3.8 million of the prior year;

•

We used $3.4 million of cash to repurchase $3.5 million in face value of the 6.75% Senior Secured Notes compared to $6.1 million of cash to repurchase $6.7 million the same period of the prior year; and

•	Net borrowings on our ABL Facility were $1.6 million during the three months ended March 31, 2020 compared to net repayments of $3.6 million during the same period of the prior year.

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

Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of March 31, 2020, accrued interest on the Notes was $4.9 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three month periods ended March 31, 2020 and 2019, $0.2 million of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. Due to the adverse economic conditions resulting from the COVID-19 pandemic, we are unlikely to repurchase Notes at least through the remainder of 2020, so that we conserve cash.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
January 30, 2020	$2,250	$2,194	97.50%	$35	$22
January 27, 2020	1,245	1,198	96.25%	19	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$38,659	$35,586		$706	$2,367

Asset-Based Revolving Credit Facility

On May 19, 2017, the Company entered into the Asset Based Loan (“ABL”) Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We amended the ABL on April 7, 2020 to increase the advance rate on eligible accounts receivable and to extend the maturity date as discussed in Note 20 – Subsequent Events. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.

The ABL Facility is a five-year $30.0 million revolving credit facility due March 1, 2024, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue interest at a rate equal to a base rate or LIBOR rate plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR rate borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings. The LIBOR rate scheduled to be discontinued at the end of calendar year 2021 could result in all outstanding borrowings subject to the higher base rate borrowing. The April 7, 2020 amendment allows for an alternative benchmark rate which may include the Secured Overnight Financing Rate (“SOFR.”) Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of March 31, 2020, the amount available under the ABL was $26.0 million of which $14.0 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the Company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

We incurred debt issue costs of $0.8 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three month periods ended March 31, 2020 and 2019, $51,000 and $41,000, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. At March 31, 2020, the blended interest rate on amounts outstanding under the ABL Facility was 2.71%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2019	As of March 31, 2020
	(Dollars in thousands)
6.75% Senior Secured Notes	$219,836	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(3,368)	(3,129)

6.75% Senior Secured Notes net carrying value	216,468	213,212

Asset-Based Revolving Credit Facility principal outstanding	12,426	14,000

Long-term debt less unamortized debt issuance costs	$228,894	$227,212

Less current portion	(12,426)	(14,000)

Long-term debt less unamortized debt issuance costs, net of current portion	$216,468	$213,212

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2020:

•	$14.0 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2020 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended March 31,	(Dollars in thousands)
2021	$14,000
2022	—
2023	—
2024	—
2025	216,341
Thereafter	—

$230,341

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

We have incurred significant impairment losses with regards to our indefinite-lived intangible assets. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations. For the three month period ended March 31, 2020, the impairments were driven by declines in 2020 revenue from the impact of the COVID-19 pandemic and an increase in the WACC. While the impairment charges are non-cash in nature and do not violate the covenants on our debt agreements, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Credit Agreement, as amended by as amended by Amendment Number One dated as of July 28, 2017, and as further amended by Amendment Number Two dated as of November 16, 2018 Third Amendment to Credit Agreement					X

23.1	Consent of Bond & Pecaro	—	—	—	—	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three months ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.
June 1, 2020

	By:	/s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

June 1, 2020

	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)