Form 10-Q
period 2020-06-30
SALEM MEDIA GROUP, INC. /DE/
filed 2020-08-10
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 3, 2020
Common Stock, $0.01 par value per share	21,129,667 shares

Class B	Outstanding at August 3, 2020
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM MEDIA GROUP, INC.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Salem” or the “company,” including references to Salem by “we,” “us,” “our,” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2019 (Note 1)	June 30, 2020 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6	$19,048
Trade accounts receivable (net of allowances of $10,947 in 2019 and $12,543 in 2020)	30,824	22,513
Unbilled revenue	2,749	1,984
Other receivables	1,352	1,297
Inventories (net of reserves of $1,271 in 2019 and $1,338 in 2020)	717	707
Prepaid expenses	5,890	5,793
Assets held for sale	185	—

Total current assets	41,723	51,342

Notes receivable (net of allowance of $954 in 2019 and $618 in 2020)	667	753
Property and equipment (net of accumulated depreciation of $173,122 in 2019 and $176,689 in 2020)	87,673	84,380
Operating lease right-of-use assets	54,550	51,899
Financing lease right-of-use assets	180	144
Broadcast licenses	337,858	320,864
Goodwill	23,998	23,691
Other indefinite-lived intangible assets	260	—
Amortizable intangible assets (net of accumulated amortization of $55,617 in 2019 and $57,443 in 2020)	7,100	5,274
Deferred financing costs	224	198
Other assets	4,197	2,755

Total assets	$558,430	$541,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,468	$4,810
Accrued expenses	9,395	8,360
Accrued compensation and related expenses	7,895	7,558
Accrued interest	1,262	1,232
Contract liabilities	9,493	16,567
Deferred rent income	110	141
Income taxes payable	531	686
Current portion of operating lease liabilities	8,485	9,588
Current portion of financing (capital) lease liabilities	69	61
Current portion of long-term debt	12,426	19,000

Total current liabilities	53,134	68,003

Long-term debt, less current portion	216,468	213,396
Operating lease liabilities, less current portion	54,050	51,356
Financing (capital) lease liabilities, less current portion	124	98
Deferred income taxes	38,778	69,407
Contract liabilities, long-term	1,744	1,937
Deferred rent income, less current portion	3,956	3,910
Other long-term liabilities	513	1,717

Total liabilities	368,767	409,824

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,447,317 and 21,129,667 issued and outstanding at December 31, 2019 and June 30, 2020, respectively	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2019 and June 30, 2020	56	56
Additional paid-in capital	246,680	246,879
Accumulated deficit	(23,294)	(81,680)
Treasury stock, at cost (2,317,650 shares at December 31, 2019 and June 30, 2020)	(34,006)	(34,006)

Total stockholders’ equity	189,663	131,476

Total liabilities and stockholders’ equity	$558,430	$541,300

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net broadcast revenue	$49,082	$39,470	$95,175	$84,650
Net digital media revenue	9,960	9,443	20,200	18,547
Net publishing revenue	5,638	3,958	9,774	7,924

Total net revenue	64,680	52,871	125,149	111,121

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $536 and $435 for the three months ended June 30, 2019 and 2020, respectively, and $972 and $866 for the six months ended June 30, 2019 and 2020, respectively, paid to related parties)	37,707	33,094	74,156	70,421
Digital media operating expenses, exclusive of depreciation and amortization shown below	7,648	7,653	15,706	15,979
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,773	5,567	10,595	10,629
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $60 and $0 for the three months ended June 30, 2019 and 2020, respectively, and $67 and $180 for the six months ended June 30, 2019 and 2020, respectively, paid to related parties)	4,332	3,850	8,203	8,060
Depreciation	2,852	2,718	5,785	5,431
Amortization	1,124	840	2,420	1,827
Change in the estimated fair value of contingent earn-out consideration	—	3	—	(2)
Impairment of indefinite-lived long-term assets other than goodwill	—	—	—	17,254
Impairment of goodwill	—	—	—	307
Net (gain) loss on the disposition of assets	(357)	34	3,667	113

Total operating expenses	59,079	53,759	120,532	130,019

Operating income (loss)	5,601	(888)	4,617	(18,898)
Other income (expense):
Interest income	—	—	1	—
Interest expense	(4,371)	(4,013)	(8,796)	(8,045)
Gain on early retirement of long-term debt	—	—	426	49
Net miscellaneous income and (expenses)	18	6	19	(46)

Net income (loss) before income taxes	1,248	(4,895)	(3,733)	(26,940)
Provision for (benefit from) income taxes	4,892	(2,380)	(411)	30,779

Net loss	$(3,644)	$(2,515)	$(3,322)	$(57,719)

Basic loss per share data:
Basic loss per share	$(0.14)	$(0.09)	$(0.13)	$(2.16)
Diluted loss per share data:
Diluted loss per share	$(0.14)	$(0.09)	$(0.13)	$(2.16)
Basic weighted average shares outstanding	26,525,564	26,683,363	26,355,838	26,683,363

Diluted weighted average shares outstanding	26,525,564	26,683,363	26,355,838	26,683,363

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Stockholders’ equity, December 31, 2019	23,447,317	$227	5,553,696	$56	$246,680	$(23,294)	$(34,006)	$189,663
Stock-based compensation	—	—	—	—	103	—	—	103
Cash distributions	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	(55,204)	—	(55,204)

Stockholders’ equity, March 31, 2020	23,447,317	$227	5,553,696	$56	$246,783	$(79,165)	$(34,006)	$133,895

Distributions per share	$0.025		$0.025

Stock-based compensation	—	—	—	—	96	—	—	96
Net loss	—	—	—	—	—	(2,515)	—	(2,515)

Stockholders’ equity, June 30, 2020	23,447,317	$227	5,553,696	$56	$246,879	$(81,680)	$(34,006)	$131,476

	Class A Common Stock		Class B Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Earnings	Treasury Stock	Total
Stockholders’ equity, December 31, 2018	22,950,066	$227	5,553,696	$56	$245,220	$10,372	$(34,006)	$221,869
Stock-based compensation	—	—	—	—	176	—	—	176
Cash distributions	—	—	—	—	—	(1,702)	—	(1,702)
Net income	—	—	—	—	—	322	—	322

Stockholders’ equity, March 31, 2019	22,950,066	$227	5,553,696	$56	$245,396	$8,992	$(34,006)	$220,665

Distributions per share	$0.065		$0.065

Stock-based compensation	—	—	—	—	936	—	—	936
Options exercised	200	—	—	—	—	—	—	—
Lapse of restricted shares	389,061	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	(1,728)	—	(1,728)
Net loss	—	—	—	—	—	(3,644)	—	(3,644)

Stockholders’ equity, June 30, 2019	23,339,327	$227	5,553,696	$56	$246,332	$3,620	$(34,006)	$216,229

Distributions per share	$0.065		$0.065

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2020
OPERATING ACTIVITIES
Net loss	$(3,322)	$(57,719)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	1,112	199
Depreciation and amortization	8,205	7,258
Amortization of deferred financing costs	513	461
Non-cash lease expense	4,448	4,464
Accretion of acquisition-related deferred payments and contingent consideration	2	—
Provision for bad debts	737	3,621
Deferred income taxes	(546)	30,629
Change in the estimated fair value of contingent earn-out consideration	—	(2)
Impairment of indefinite-lived long-term assets other than goodwill	—	17,254
Impairment of goodwill	—	307
Gain on early retirement of long-term debt	(426)	(49)
Net (gain) loss on the disposition of assets	3,667	113
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	3	5,530
Inventories	(353)	10
Prepaid expenses and other current assets	1,078	97
Accounts payable and accrued expenses	(459)	1,720
Operating lease liabilities	(5,765)	(3,403)
Contract liabilities	(1,081)	7,267
Deferred rent income	(84)	(151)
Other liabilities	—	1,204
Income taxes payable	32	155

Net cash provided by operating activities	7,761	18,965

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(4,697)	(2,525)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	—	(94)
Purchases of digital media businesses and assets	(650)	—
Proceeds from sale of assets	2,872	188
Other	(728)	1,979

Net cash used in investing activities	(3,203)	(452)

FINANCING ACTIVITIES
Payments to repurchase 6.75% Senior Secured Notes	(6,123)	(3,392)
Proceeds from borrowings under ABL Facility	54,295	38,349
Payments on ABL Facility	(51,539)	(31,775)
Refund (payments) of debt issuance costs	(30)	(66)
Payments on financing lease liabilities	(43)	(35)
Payment of cash distribution on common stock	(3,430)	(667)
Book overdraft	2,204	(1,885)

Net cash provided by (used in) financing activities	(4,666)	529

Net increase (decrease) in cash and cash equivalents	(108)	19,042
Cash and cash equivalents at beginning of year	117	6

Cash and cash equivalents at end of period	$9	$19,048

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$8,312	$7,600
Cash paid for interest on finance lease liabilities	$5	$4
Cash paid (received) for income taxes	$103	$(5)
Other supplemental disclosures of cash flow information:
Barter revenue	$2,730	$1,705
Barter expense	$2,469	$1,558
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$—	$94
Right-of-use assets acquired through operating leases	$1,064	$2,655
Right-of-use assets acquired through financing leases	$2	$—
Non-cash capital expenditures for property & equipment acquired under trade agreements	$—	$4

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. We have experienced declining revenues from advertising, programming, events and book sales. Several advertisers have reduced or ceased advertising spend due to the outbreak and stay at home orders that effectively shut many businesses down. This was particularly true within our broadcast segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. Although advertising improved toward the end of the second quarter of 2020, it remains significantly below the prior year. The exact timing and pace of the recovery is not determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay at home orders. We are taking all precautionary safety measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

The maximum amount available under our Asset Based Loan (“ABL”) Facility declined from $26.0 million at March 31, 2020 to $23.2 million at June 30, 2020 of which $19.0 million was outstanding at June 30, 2020 compared to $14.0 million outstanding at March 31,2020. Future availability under our credit facility is contingent upon our eligible receivable balance that is negatively impacted by lower revenues and longer days to collect. Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. In response to these developments, beginning in March and continuing throughout the second quarter of 2020, we have implemented several measures to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

•	limiting capital expenditures except for emergency-only requirements;

•	reducing all discretionary spending, including travel and entertainment;

•	eliminating open positions and freezing new hires;

•	reducing staffing levels;

•	implementing company-wide pay cuts ranging from 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees that are non-essential at this time;

•	temporarily suspending the company 401K match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors.

•	offering early payment discounts to certain customers in exchange for advance cash payments;

•	offering extended payment terms of up to 90 days to limit cancellations and entice new business;

•	considering sales-leaseback of owned facilities; and

•	suspending the payment of distributions on our common stock indefinitely.

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

We reforecast our anticipated results extending through August 2021. Our reforecast includes the impact of certain of these cost-cutting measures. We may consider sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at June 30, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of these financial statements.

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

Information with respect to the three and six months ended June 30, 2020 and 2019 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2019. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

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

Significant areas for which management uses estimates include:

•	revenue recognition;

•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;

•	probabilities associated with the potential for contingent earn-out consideration;

•	fair value measurements;

•	contingency reserves;

•	allowance for doubtful accounts;

•	sales returns and allowances;

•	barter transactions;

•	inventory reserves;

•	reserves for royalty advances;

•	fair value of equity awards;

•	self-insurance reserves;

•	estimated lives for tangible and intangible assets;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting Right-Of-Use (“ROU”) assets and lease liabilities;

•	determining the Incremental Borrowing Rate (“IBR”) for calculating ROU assets and lease liabilities;

•	income tax valuation allowances;

•	uncertain tax positions; and

•	estimates used in going concern analysis.

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

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which is also effective with the adoption of ASU 2016-13. In October 2019, the FASB voted to delay the implementation date for certain companies, including those, such as Salem, that qualify as a smaller reporting company under SEC rules, until January 1, 2023, with revised ASU’s expected to be issued in November 2019. We expect to continue to qualify as a smaller reporting company and will adopt this ASU on its effective date of January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

NOTE 3. RECENT TRANSACTIONS

During the six-month period ended June 30, 2020, we completed or entered into the following transactions:

Debt Transactions

On April 7, 2020, we amended the Asset Based Loan (“ABL”) Facility to increase the advance rate on eligible accounts receivable from 85% to 90% and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate that may include the SOFR rate due to the LIBOR rate being scheduled to be discontinued at the end of calendar year 2021.

We completed repurchases of $3.5 million of the 6.75% Senior Secured Notes (“Notes”) for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs as detailed in Note 13 – Long-Term Debt.

Equity Transactions

Distributions of $0.7 million ($0.025 per share) were declared and paid in March 2020 based upon our Board of Directors’ (“Board”) then current assessment of our business as detailed in Note 18 – Equity Transactions.

Divestitures

On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash. We recognized an estimated pre-tax loss of approximately $1.5 million in the fourth quarter of 2019, which reflects the sale price as compared to the carrying value of the assets less the estimated closing costs.

Pending Transactions

On February 5, 2020, we entered an Asset Purchase Agreement (“APA”) with Word Broadcasting to sell radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with a $250,000 credit applied to the sale price if closing occurred before March 31, 2020. Additionally, Word Broadcasting would receive a credit toward the purchase price of a sum equal to the monthly fees paid under a Time Brokerage Agreement (“TBA”) that began in January 2017 for months 4-29 of the TBA and a sum equal to $2,000 per month for each monthly fee payment for months 30 and thereafter of the TBA; and a credit of the $450,000 option payment. We estimated the loss on sale to be approximately $0.5 million net of tax had the sale closed by March 31, 2020 and $0.3 million net of tax if the sale closes later. Due to changes in debt markets, the transaction was not funded, and it is uncertain when, or if, the transaction will close.

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

At June 30, 2020, our estimated contingent earn-out liability was $17,000 compared to $19,000 at December 31, 2019. The changes in our estimate of the contingent earn-out liability reflect volatility from variables, including revenue growth, page views or session time. We made no cash payments for contingent earn-out consideration during the six-month period ended June 30, 2020.

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

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative Stand-Alone Selling Price (“SSP”) basis. We determine SSP based on the price at which the performance obligation would be sold separately. If the SSP is not observable, we estimate the SSP based on available information, including market conditions and any applicable internally approved pricing guidelines.

Recognition of revenue when, or as, we satisfy a performance obligation

We recognize revenue at the point in time that the related performance obligation is satisfied by transferring the promised goods or services to our customer.

A summary of our principal sources of revenue is as follows:

Block Programming. We recognize revenue from the sale of blocks of airtime to program producers that typically range from 12 1/2, 25 or 50-minutes of time. We separate block program revenue into three categories, National, Local and Infomercial revenue. Our stations are classified by format, including Christian Teaching and Talk, News Talk, Contemporary Christian Music, Spanish Language Christian Teaching and Talk and Business. National and local programming content is complementary to our station format while infomercials are closely associated with long-form advertisements. Block programming revenue may include variable consideration for charities and programmers that purchase blocks of airtime to generate donations and contributions from our audience. Block programming revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Block programming revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.

Spot Advertising. We recognize revenue from the sale of airtime to local and national advertisers who purchase spot commercials of varying lengths. Spot Advertising may include variable consideration for charities and programmers that purchase spots to generate donations and contributions from our audience. Advertising revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case revenue is reported net of the commission retained by the agency.

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

Digital Advertising. We recognize revenue from the sale of banner advertising on our owned and operated websites and on our own and operated mobile applications. Each of our radio stations, our digital media entities and certain of our publishing entities have custom websites and mobile applications that generate digital advertising revenue. Digital advertising revenue is recognized at the time that the banner display is delivered, or the number of impressions delivered meets the previously agreed-upon performance criteria, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Digital advertising revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

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

Digital Streaming. We recognize revenue from the sale of advertisements and from the placement of ministry content that is streamed on our owned and operated websites and on our owned and operated mobile applications. Each of our radio stations, our digital media entities and certain of our publishing entities have custom websites and mobile applications that generate streaming revenue. Digital streaming revenue is recognized at the time that the content is delivered, or when the number of impressions delivered meets the previously agreed-upon performance criteria. Delivery of the content represents the point in time that control is transferred to the customer thereby completing our performance obligation. Streaming revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

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

Book Sales. We recognize revenue from the sale of books upon shipment, which represents the point in time that control is transferred to the customer thereby completing the performance obligation. Revenue is recorded at the gross amount due from the customer, net of estimated sales returns and allowances based on our historical experience. Print-based consumer books are sold on a fully returnable basis. We do not record assets or inventory for the value of returned books as they are considered “used” regardless of the condition upon return. Our experience with unsold or returned books is that their resale value is insignificant and they are often destroyed or disposed of.

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

Self-Publishing Fees. We recognize revenue from self-publishing services through Salem Author Services (“SAS”), including book publishing and support services to independent authors. Services include book cover design, interior layout, printing, distribution, marketing services and editing for print books and eBooks. As each book and related support services are unique to each author, authors must make payments in advance of the performance. Payments are typically made in installments over the expected production timeline for each publication. We record contract liabilities equal to the amount of payments received, including those amounts that are fully or partially refundable. Contract liabilities are reported as current liabilities or long-term liabilities on our consolidated financial statements based on the time to fulfill the performance obligations under terms of the contract. Refunds are limited based on the percentage completion of each publishing project.

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

Trade and barter revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(Dollars in thousands)
Net broadcast barter revenue	$1,415	$508	$2,714	$1,674
Net digital media barter revenue	—	—	—	—
Net publishing barter revenue	5	5	16	31
Net broadcast barter expense	$1,112	$524	$2,468	$1,558
Net digital media barter expense	—	—	—	—
Net publishing barter expense	1	—	1	—

Contract Assets

Contract Assets - Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At June 30, 2020, our prepaid commission expense was $0.6 million.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. Additionally, new customers, existing customers without approved credit terms and authors purchasing specific self-publishing services, are required to make payments in advance of the delivery of the products or performance of the services. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, including payments that are refundable if the customer cancels the contract according to the contract terms. Contract liabilities are reported as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. Long-term contract liabilities represent the amount of payments received in excess of revenue earned, including those that are refundable, when the time to fulfill the performance obligation is greater than one year. Our long-term liabilities consist of subscriptions with a term of two-years for which some customers have purchased and paid for multiple years.

Significant changes in our contract liabilities balances during the period are as follows:

	Short-Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2020	$9,493	$1,744
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(4,796)	—
Additional amounts recognized during the period	17,105	573
Revenue recognized during the period that was recorded during the period	(5,615)	—
Transfers	380	(380)

Balance, end of period June 30, 2020	$16,567	$1,937

Amount refundable at beginning of period	$9,403	$1,744
Amount refundable at end of period	$16,477	$1,937

We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2021	$16,567
2022	1,004
2023	476
2024	231
2025	109
Thereafter	117

$18,504

The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Six Months Ended June 30, 2020
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$23,804	$—	$—	$23,804
Block Programming - Local	12,440	—	—	12,440
Spot Advertising - National	6,544	—	—	6,544
Spot Advertising - Local	19,145	—	—	19,145
Infomercials	536	—	—	536
Network	8,614	—	—	8,614
Digital Advertising	6,483	9,260	151	15,894
Digital Streaming	1,229	1,768	—	2,997
Digital Downloads and eBooks	—	3,047	504	3,551
Subscriptions	573	4,292	351	5,216
Book Sales and e-commerce, net of estimated sales returns and allowances	1,663	55	3,861	5,579
Self-Publishing Fees	—	—	2,453	2,453
Print Advertising	1	—	193	194
Other Revenues	3,618	125	411	4,154

	$84,650	$18,547	$7,924	$111,121

Timing of Revenue Recognition
Point in Time	$83,379	$18,547	$7,924	$109,850
Rental Income (1)	1,271	—	—	1,271

	$84,650	$18,547	$7,924	$111,121

	Six Months Ended June 30, 2019
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$24,319	$—	$—	$24,319
Block Programming - Local	15,320	—	—	15,320
Spot Advertising - National	7,988	—	—	7,988
Spot Advertising - Local	25,686	—	—	25,686
Infomercials	751	—	—	751
Network	9,261	—	—	9,261
Digital Advertising	5,370	10,316	182	15,868
Digital Streaming	345	1,981	—	2,326
Digital Downloads and eBooks	—	2,964	468	3,432
Subscriptions	549	4,071	393	5,013
Book Sales and e-commerce, net of estimated sales returns and allowances	232	443	5,171	5,846
Self-Publishing Fees	—	—	2,725	2,725
Print Advertising	3	—	280	283
Other Revenues	5,351	425	555	6,331

	$95,175	$20,200	$9,774	$125,149

Timing of Revenue Recognition
Point in Time	$94,045	$20,172	$9,774	$123,991
Rental Income (1)	1,130	28	—	1,158

	$95,175	$20,200	$9,774	$125,149

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

Significant Financing Component

The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between July 1, 2021 and June 30, 2025. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC 606.

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

The following table provides details of inventory on hand within our publishing segment:

	December 31, 2019	June 30, 2020
	(Dollars in thousands)
Book inventories	$1,988	$2,045
Reserve for obsolescence	(1,271)	(1,338)

Inventory, net	$717	$707

NOTE 7. PROPERTY AND EQUIPMENT

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment.

The following is a summary of the categories of our property and equipment:

	As of December 31, 2019	As of June 30, 2020
	(Dollars in thousands)
Land	$30,936	$30,951
Buildings	30,283	30,283
Office furnishings and equipment	36,855	36,885
Antennae, towers and transmitting equipment	78,312	78,603
Studio, production and mobile equipment	30,164	29,465
Computer software and website development costs	29,595	31,828
Record and tape libraries	17	17
Automobiles	1,509	1,515
Leasehold improvements	18,834	18,960
Construction-in-progress	4,290	2,562

	$260,795	$261,069
Less accumulated depreciation	(173,122)	(176,689)

	$87,673	$84,380

Depreciation expense was approximately $2.7 million and $2.9 million for the three-month periods ended June 30, 2020 and 2019, respectively and $5.4 million and $5.8 million for the six-month periods ended June 30, 2020 and 2019, respectively. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the three- and six-month period ended June 30, 2020.

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

Leasing Transactions

Our leased assets include offices and studios, transmitter locations, antenna sites, towers, tower sites, and land. Our lease portfolio has terms remaining from less than one-year up to twenty years. Many of these leases contain options under which we can extend the term from five to twenty years, the exercise of which is at our sole discretion. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably assured to exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants. We lease certain properties from our principal stockholders or from trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are designated as Related Party leases in the details provided. We are obligated to pay taxes, insurance and common area maintenance charges under a majority of our lease agreements.

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

Due to the adverse economic impact of the COVID-19 pandemic, we began negotiating with landlords in April 2020 to obtain rent concessions in order to improve short-term liquidity. We withheld portions of and/or delayed payments to landlords as we negotiated terms. Total payments withheld at June 30, 2020 were approximately $0.6 million and are included in current lease liabilities. Additional negotiations of payment terms are still in process.

In some instances, the renegotiations have led to agreements with landlords for rent abatements or rental deferrals. In accordance with the FASB’s recent Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, we will not apply the lease modification guidance under ASC 842 to rent concessions that result in the total payments required under the modified contract that are substantially the same as or less than total payments required by the original contract. If other terms of the lease are changed or renegotiated in connection with the concession process, then the changes will be treated as a modification in accordance with ASC 842.

For qualifying rent abatement concessions, we recorded negative lease expense for abatement during the period of relief. During the three months ended June 30, 2020, we recognized negative lease expense related to rent abatement concessions of $0.1 million. Additionally, we deferred cash payments of $0.3 million at June 30, 2020 that are included in short term and long-term operating lease liabilities as applicable based on repayment terms that range from August 2020 through December 2024.

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	June 30, 2020
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$7,449	$44,450	$51,899
Operating lease liabilities (current)	$1,026	$8,562	$9,588
Operating lease liabilities (non-current)	6,680	44,676	51,356

Total operating lease liabilities	$7,706	$53,238	$60,944

Weighted Average Remaining Lease Term
Operating leases	8.5 years
Finance leases	3.0 years
Weighted Average Discount Rate
Operating leases	7.74%
Finance leases	4.59%

Lease Expense

The components of lease expense were as follows:

Six Months Ended June 30, 2020
(Dollars in thousands)
Amortization of finance lease ROU Assets	$36
Interest on finance lease liabilities	4

Finance lease expense	40
Operating lease expense	7,402
Variable lease expense	400
Short-term lease expense	309

Total lease expense	$8,151

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2020
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,354
Operating cash flows from finance leases	3
Financing cash flows from finance leases	35
Leased assets obtained in exchange for new operating lease liabilities	2,080
Leased assets obtained in exchange for new finance lease liabilities	—

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2020, are as follows:

	Related Parties	Other Operating Leases	Total Operating Leases	Finance Leases	Total
	(Dollars in thousands)
2021	$1,617	$11,998	$13,615	$65	$13,680
2022	1,610	11,194	12,804	49	12,853
2023	1,470	10,107	11,577	39	11,616
2024	1,017	8,036	9,053	14	9,067
2025	1,021	6,149	7,170	2	7,172
Thereafter	4,582	28,477	33,059	0	33,059

Undiscounted Cash Flows	$11,317	$75,961	$87,278	$169	$87,447

Less: imputed interest	(3,611)	(22,723)	(26,334)	(10)	(26,344)

Total	$7,706	$53,238	$60,944	$159	$61,103

Reconciliation to lease liabilities:
Lease liabilities - current	$1,026	$8,562	$9,588	$61	$9,649
Lease liabilities - long-term	6,680	44,676	51,356	98	51,454

Total Lease Liabilities	$7,706	$53,238	$60,944	$159	$61,103

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

We performed an interim review of broadcast licenses for certain markets during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We assessed a variety of factors, including media industry forecasts and the amount by which the prior estimated fair value exceeded the carrying value under the start-up income approach. Based on our assessment, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 11 of our market clusters. The results of our first quarter of 2020 interim impairment analysis are described further below.

During the second quarter of 2020, we re-evaluated these factors to determine if it was more likely than not that assets are impaired. We concluded that there are no indications of impairment mainly because at this time, media industry forecasts have not changed significantly from those used in our first quarter valuations. Further, there are indications that based on assumptions used to calculate the weighted average cost of capital used in our valuations, the rate has likely declined since testing for the first quarter was completed.

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

Based on our review and analysis, we determined that the carrying value of broadcast licenses in 7 of our market clusters were impaired as of the interim testing period ended March 31, 2020. We recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento and Tampa as of the interim testing period ended March 31, 2020. The impairment charges were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

The table below presents the results of our interim impairment testing under the start-up income approach at March 31, 2020:

Market Cluster	Excess Fair Value March 31, 2020 Estimate
Boston, MA	4.8%
Chicago, IL	(9.0%)
Cleveland, OH	(18.4%)
Dallas, TX	8.5%
Louisville, KY	(21.8%)
New York, NY	7.3%
Philadelphia, PA	(13.1%)
Portland, OR	(14.8%)
Sacramento, CA	(9.6%)
San Francisco, CA	1.2%
Tampa, FL	(28.0%)

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our broadcast licenses, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. Due to the continued impact of the COVID-19 pandemic we will continue to evaluate broadcast licenses for impairment and further assess if an impairment triggering event has occurred. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our broadcast licenses below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2019	Six Months Ended June 30, 2020
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$484,691	$441,143
Accumulated loss on impairment, beginning of period	(108,375)	(103,285)

Balance after cumulative loss on impairment, beginning of period	376,316	337,858

Acquisitions of radio stations	617	—
Acquisitions of FM translators and construction permits	35	—
Capital projects	300	—
Dispositions of radio stations	(36,502)	—
Impairments based on the estimated fair value of broadcast licenses	(2,908)	(16,994)

Balance, end of period after cumulative loss on impairment	$337,858	$320,864

Balance, end of period before cumulative loss on impairment	$441,143	$441,143
Accumulated loss on impairment, end of period	(103,285)	(120,279)

Balance, end of period after cumulative loss on impairment	$337,858	$320,864

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

We performed an interim review of goodwill during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We assessed a variety of factors, including media industry forecasts and the amount by which the prior estimated fair value exceeded the carrying value including goodwill. The results of our first quarter of 2020 interim impairment analysis are described further below.

During the second quarter of 2020, we re-evaluated these factors to if it was more likely than not that assets are impaired. We concluded that there are no indications of impairment mainly because at this time, media industry forecasts have not changed significantly from those used in our first quarter valuations. Further, there are indications that based on assumptions used to calculate the weighted average cost of capital used in our valuations, the rate has likely declined since testing for the first quarter was completed.

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

For the interim testing performed in the first quarter of 2020, we engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value Salem Author Services for the purpose of evaluating if goodwill is impaired. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations for the reporting units subject to testing are as follows:

Publishing Enterprise Valuations	December 31, 2019	March 31, 2020
Risk adjusted discount rate	10.0%	10.5%
Operating margin ranges	1.5% – 3.9%	0.0% – 3.9%
Long-term revenue growth rates	0.5%	0.5%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we recorded an impairment charge of $0.3 million, including a $0.1 million charge to the carrying value of goodwill associated with Salem Author Services as of the interim testing period ended March 31, 2020. The impairment charges were driven by a decrease in the operating margins due to the impact of COVID-19 on revenue and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of goodwill, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. Due to the continued impact of the COVID-19 pandemic we will continue to evaluate goodwill for impairment and further assess if an impairment triggering event has occurred. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of goodwill below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

The following table presents the changes in goodwill including business acquisitions and dispositions as discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2019	Six Months Ended June 30, 2020
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,818	$28,454
Accumulated loss on impairment	(2,029)	(4,456)

Balance, beginning of period after cumulative loss on impairment	26,789	23,998

Acquisitions of radio stations	—	—
Acquisitions of digital media entities	6	—
Disposition of radio stations	(29)	—
Disposition of digital media entities	(341)	—
Impairments based on the estimated fair value goodwill	(2,427)	(307)

Ending period balance	$23,998	$23,691

Balance, end of period before cumulative loss on impairment	28,454	28,454
Accumulated loss on impairment	(4,456)	(4,763)

Ending period balance	$23,998	$23,691

NOTE 11. OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

Other indefinite-lived intangible assets consist of mastheads, or the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our mastheads. We account for mastheads in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize mastheads, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.

We performed an interim review of mastheads during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We assessed a variety of factors, including media industry forecasts and the amount by which the prior estimated fair value exceeded the carrying value. The results of our first quarter of 2020 interim impairment analysis are described further below.

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

For the interim testing performed in the first quarter of 2020, we engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the fair value of mastheads using a Relief from Royalty method, a form of the income approach. The Relief from Royalty method estimates the fair value of mastheads through use of a discounted cash flow model that incorporates a hypothetical “royalty rate” that a third-party owner would be willing to pay in lieu of owning the asset. The royalty rate is based on observed royalty rates for comparable assets as of the measurement date. We adjust the selected royalty rate to account for a percentage of the royalty fee that could be attributed to the use of other intangibles, such as goodwill, time in existence, trade secrets and industry expertise. The adjusted royalty rate represents the royalty fee remaining that could be attributed to the use of the masthead only.

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

Based on our review and analysis, we recorded an impairment charge to mastheads of $0.3 million as of the interim testing period ended March 31, 2020. The impairment charge was driven by decreases in the projected long-term revenue growth rates for the print magazine industry and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations. The impairment charge during the first quarter of 2020 reduced the value of our mastheads to zero eliminating subsequent testing.

NOTE 12. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of June 30, 2020
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,833	$(22,223)	$1,610
Domain and brand names	20,332	(18,466)	1,866
Favorable and assigned leases	2,188	(1,934)	254
Subscriber base and lists	9,886	(8,709)	1,177
Author relationships	2,771	(2,687)	84
Non-compete agreements	2,041	(1,879)	162
Other amortizable intangible assets	1,666	(1,545)	121

	$62,717	$(57,443)	$5,274

	As of December 31, 2019
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,833	$(21,823)	$2,010
Domain and brand names	20,332	(17,727)	2,605
Favorable and assigned leases	2,188	(1,920)	268
Subscriber base and lists	9,886	(8,251)	1,635
Author relationships	2,771	(2,609)	162
Non-compete agreements	2,041	(1,798)	243
Other amortizable intangible assets	1,666	(1,489)	177

	$62,717	$(55,617)	$7,100

Amortization expense was approximately $0.8 million and $1.1 million for the three-month periods ended June 30, 2020 and 2019, respectively and $1.8 million and $2.4 million for the six-month periods ended June 30, 2020 and 2019, respectively. Based on the amortizable intangible assets as of June 30, 2020, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2020 (July – Dec)	$1,438
2021	1,783
2022	1,146
2023	627
2024	78
Thereafter	202

Total	$5,274

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

The Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors (the “Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

The Notes were redeemable, in whole or in part, at any time on or before June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, we may redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

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

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (vii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default. At June 30, 2020, we were, and we remain in compliance with all of the covenants under the Indenture.

Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of June 30, 2020, accrued interest on the Notes was $1.2 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and six-month periods ended June 30, 2020, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and six-month periods ended June 30, 2019, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

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

We amended the ABL on April 7, 2020 to increase the advance rate on eligible accounts receivable and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate that may include the SOFR rate due to the LIBOR rate being scheduled to be discontinued at the end of calendar year 2021.

Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of June 30, 2020, the amount available under the ABL was $23.2 million of which $19.0 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens, (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all assets to a third party, except as permitted thereby; (viii) to prepay indebtedness; and (ix) to pay dividends.

The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At June 30, 2020, we were, and we remain in compliance with all of the covenants under Credit Agreement.

We incurred debt issue costs of $0.8 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and six-month periods ended June 30, 2020, $50,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL was amortized to interest expense. During the three and six-month periods ended June 30, 2019, $51,000 and $0.1 million, respectively, of debt issue costs associated with the ABL was amortized to interest expense. At June 30, 2020, the blended interest rate on amounts outstanding under the ABL Facility was 2.25%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2019	As of June 30, 2020
	(Dollars in thousands)
6.75% Senior Secured Notes	$219,836	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(3,368)	(2,945)

6.75% Senior Secured Notes net carrying value	216,468	213,396

Asset-Based Revolving Credit Facility principal outstanding	12,426	19,000

Long-term debt less unamortized debt issuance costs	$228,894	$232,396

Less current portion	(12,426)	(19,000)

Long-term debt less unamortized debt issuance costs, net of current portion	$216,468	$213,396

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2020:

•	$19.0 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2020 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended June 30,	(Dollars in thousands)
2021	$19,000
2022	—
2023	—
2024	216,341
2025	—
Thereafter	—

$235,341

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

As of June 30, 2020, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at June 30, 2020 was $216.3 million compared to the estimated fair value of $179.6 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	June 30, 2020
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$—	—	—	$—
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	17	—	—	17
Long-term debt less unamortized debt issuance costs	232,396	—	192,889	—

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

As a result of our adjusted cumulative three-year pre-tax book loss as of June 30, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $36.8 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $37.1 million was recorded in the period ended March 31, 2020, which was reduced by $0.3 million in the period ended June 30, 2020, for a total valuation allowance of $49.8 million for the period ended June 30, 2020.

We recognized a benefit from income taxes of $2.4 million for the three months ended June 30, 2020 compared to a tax provision of $4.9 million for the same period of the prior year. For the six months ended June 30, 2020, we recognized a tax provision of $30.8 million compared to a benefit of $0.4 million for the same period of the prior year. The provision for (benefit from) income taxes as a percentage of income before income taxes, or the effective tax rate, was 48.6% for the three months ended June 30, 2020 compared to 392.0% for the same period of the prior year. The provision for (benefit from) income taxes as a percentage of income before income taxes, or the effective tax rate was (114.3)% for the six months ended June 30, 2020 compared to 11.0% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (114.3%) is driven by increases in the valuation allowance of $24.5 million recorded against federal deferred tax assets relating to federal net operating loss carryforwards and $12.3 million of additional valuation allowance relating to state net operating loss carryforwards.

We recorded an out-of-period adjustment of $1.5 million as of June 30, 2020 due to a change in our annual effective tax rate which should have been recorded in the quarter ended March 31, 2020. In evaluating the adjustment, we referred to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 99, including SAB Topic 1.M, which provides guidance on the assessment of materiality and states that “the omission or misstatement of an item in a financial report is material if, in the light of surrounding circumstances, the magnitude of the item is such that it is probable that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item.” Our analysis of the materiality of the adjustment was performed by reviewing quantitative and qualitative factors. We determined based on this analysis that the adjustment was not material to the current period and any prior periods.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes a valuation allowance of $49.8 million offsets deferred tax assets at June 30, 2020. We regularly review our financial forecasts to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards. As a result of our adjusted cumulative three-year pre-tax book loss as of June 30, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $36.8 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $37.1 million was recorded in the period ended March 31, 2020, which was reduced by $0.3 million in the period ended June 30, 2020, for a total valuation allowance of $49.8 million for the period ended June 30, 2020.

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

A maximum of 8,000,000 shares are authorized under the Plan. All awards have restriction periods tied primarily to employment and/or service. The Plan allows for accelerated or continued vesting in certain circumstances as defined in the Plan including death, disability, a change in control, and termination or retirement. Our Board, or a committee appointed by our Board, has discretion subject to limits defined in the Plan, to modify the terms of any outstanding award. Awards granted to non-employee directors are made in exchange for their services to the company as directors and therefore, the guidance in FASB ASC Topic 505-50 Equity Based Payments to Non-Employees is not applicable.

Under the Plan, our Board, or a committee appointed by our Board, may impose restrictions on the exercise of awards during pre-defined blackout periods. Insiders may participate in plans established pursuant to Rule 10b5-1 under the Exchange Act that allow them to exercise awards subject to pre-established criteria.

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 Compensation—Stock Compensation. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(Dollars in thousands)		(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$79	$43	$186	$93
Restricted stock shares compensation expense included in unallocated corporate expenses	423	—	423	—
Stock option compensation expense included in broadcast operating expenses	29	37	68	74
Restricted stock shares compensation expense included in broadcast operating expenses	383	—	383	—
Stock option compensation expense included in digital media operating expenses	20	16	46	31
Stock option compensation expense included in publishing operating expenses	2	—	6	1

Total stock-based compensation expense, pre-tax	$936	$96	$1,112	$199

Tax expense for stock-based compensation expense	(243)	(25)	(289)	(52)

Total stock-based compensation expense, net of tax	$693	$71	$823	$147

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Expected volatility	n/a	47.54%	n/a	53.96%
Expected dividends	n/a	9.22%	n/a	7.30%
Expected term (in years)	n/a	7.5	n/a	7.6
Risk-free interest rate	n/a	2.61%	n/a	1.14%

Activity with respect to the company’s option awards during the six-month period ended June 30, 2020 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2020	1,860,722	$4.63	$2.61	4.1 years	$—
Granted	743,000	1.37	0.35		—
Exercised	—	—	—		—
Forfeited or expired	(221,425)	6.46	4.35		$—

Outstanding at June 30, 2020	2,382,297	$3.26	$1.56	4.7 years	$—

Exercisable at June 30, 2020	1,262,547	$4.47	$2.32	2.7 years	$—

Expected to Vest	1,063,203	$3.29	$1.58	4.6 years	$—

Activity with respect to the company’s restricted stock awards during the six-month period ended June 30, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2020	107,990	$1.85	1.67 years	$156
Granted	—	—	—	—
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2020	107,990	$1.85	1.12 years	$122

The aggregate intrinsic value represents the difference between the company’s closing price of common stock on June 30, 2020 of $1.13 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended June 30, 2020 and 2019 was $0.4 million and $0.7 million, respectively.

As of June 30, 2020, there was $52,000 of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 18. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.1 million and $0.2 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six month periods ended June 30, 2020, respectively, in comparison to $0.9 million and $1.1 million of non-cash stock-based compensation expense having been recorded to additional paid-in capital for the three and six month periods ended June 30, 2019, respectively.

The declaration of any future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. On May 6, 2020 our Board voted to discontinue distributions on our common stock indefinitely due to the adverse economic impact of the COVID-19 pandemic on our financial position, results of operations, and cash flows.

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

Broadcast

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

The table below presents financial information for each operating segment as of June 30, 2020 and 2019 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2020
Net revenue	$39,470	$9,443	$3,958	$—	$52,871
Operating expenses	33,094	7,653	5,567	3,850	50,164

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$6,376	$1,790	$(1,609)	$(3,850)	$2,707

Depreciation	1,641	767	73	237	2,718
Amortization	5	623	211	1	840
Change in the estimated fair value of contingent earn-out consideration	—	3	—	—	3
Net (gain) loss on the disposition of assets	30	—	—	4	34

Net operating income (loss)	$4,700	$397	$(1,893)	$(4,092)	$(888)

Three Months Ended June 30, 2019
Net revenue	$49,082	$9,960	$5,638	$—	$64,680
Operating expenses	37,707	7,648	5,773	4,332	55,460

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$11,375	$2,312	$(135)	$(4,332)	$9,220

Depreciation	1,819	764	93	176	2,852
Amortization	9	903	211	1	1,124
Net (gain) loss on the disposition of assets	(371)	15	1	(2)	(357)

Net operating income (loss)	$9,918	$630	$(440)	$(4,507)	$5,601

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2020
Net revenue	$84,650	$18,547	$7,924	$—	$111,121
Operating expenses	70,421	15,979	10,629	8,060	105,089

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the disposition of assets	$14,229	$2,568	$(2,705)	$(8,060)	$6,032

Depreciation	3,286	1,538	142	465	5,431
Amortization	14	1,391	421	1	1,827
Change in the estimated fair value of contingent earn-out consideration	—	(2)	—	—	(2)
Impairment of indefinite-lived long-term assets other than goodwill	16,994	—	260	—	17,254
Impairment of goodwill	184	10	105	8	307
Net (gain) loss on the disposition of assets	109	—	—	4	113

Net operating income (loss)	$(6,358)	$(369)	$(3,633)	$(8,538)	$(18,898)

Six Months Ended June 30, 2019
Net revenue	$95,175	$20,200	$9,774	$—	$125,149
Operating expenses	74,156	15,706	10,595	8,203	108,660

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$21,019	$4,494	$(821)	$(8,203)	$16,489

Depreciation	3,679	1,538	209	359	5,785
Amortization	18	1,978	423	1	2,420
Net (gain) loss on the disposition of assets	3,412	254	1	—	3,667

Net operating income (loss)	$13,910	$724	$(1,454)	$(8,563)	$4,617

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2020
Inventories, net	$—	$—	$707	$—	$707
Property and equipment, net	69,754	5,847	789	7,990	84,380
Broadcast licenses	320,864	—	—	—	320,864
Goodwill	2,746	19,499	1,446	—	23,691
Other indefinite-lived intangible assets	—	—	—	—	—
Amortizable intangible assets, net	254	4,262	757	1	5,274
As of December 31, 2019
Inventories, net	$—	$—	$717	$—	$717
Property and equipment, net	72,816	6,127	801	7,929	87,673
Broadcast licenses	337,858	—	—	—	337,858
Goodwill	2,930	19,509	1,551	8	23,998
Other indefinite-lived intangible assets	—	—	260	—	260
Amortizable intangible assets, net	268	5,653	1,178	1	7,100

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-Q and our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Our Condensed Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Condensed Consolidated Financial Statements of this Form 10-Q for details of each of these transactions.

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to:

•	the coronavirus COVID-19 (“COVID-19”) that is adversely impacting our business,

•	risks and uncertainties relating to the need for additional funds to service our debt,

•	risks and uncertainties relating to the need for additional funds to execute our business strategy,

•	our ability to access borrowings under our ABL Facility,

•	reductions in revenue forecasts,

•	our ability to renew our broadcast licenses,

•	changes in interest rates,

•	the timing of our ability to complete any acquisitions or dispositions,

•	costs and synergies resulting from the integration of any completed acquisitions,

•	our ability to effectively manage costs,

•	our ability to drive and manage growth,

•	the popularity of radio as a broadcasting and advertising medium,

•	changes in consumer tastes,

•	the impact of general economic conditions in the United States or in specific markets in which we do business,

•	industry conditions, including existing competition and future competitive technologies,

•	disruptions or postponements of advertising schedules and programming in response to national or world events,

•	our ability to generate revenues from new sources, including local commerce and technology-based initiatives, and

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

Our cash flows from broadcasting are affected by transitional periods experienced by radio stations when, based on the nature of the radio station, our plans for the market, and other circumstances, we find it beneficial to change the station format. During this transitional period, when we develop a radio station’s listener and customer base, the station may generate negative or insignificant cash flow.

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case revenue is reported net of the commission retained by the agency. During the six-month period ended June 30, 2020, 98% of our broadcast revenue was sold for cash as compared to 97% during the same period of the prior year.

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

Digital media revenues are impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered or the number of products sold, and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which the Easter holiday is observed, as this holiday generates a higher volume of product downloads from our church product sites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

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

Known Trends and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. We have experienced declining revenue from advertising, programming, events and book sales. Several advertisers have reduced or ceased advertising spend due to the outbreak and stay at home orders that effectively shut many businesses down. This was particularly true within our broadcast segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. Although advertising has improved toward the end of the second quarter of 2020, it remains significantly below the prior year. The exact timing and pace of the recovery is not determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay at home orders. We are taking all precautionary safety measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

The maximum amount available under our ABL Facility declined from $26.0 million at March 31, 2020 to $23.2 million at June 30, 2020 of which $19.0 million was outstanding at June 30, 2020 compared to $14.0 million outstanding at March 31,2020. Future availability under our credit facility is contingent upon our eligible receivable balance that is negatively impacted by lower revenues and longer days to collect. Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. In response to these developments, beginning in March and continuing throughout the second quarter of 2020, we have implemented several measures to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

•	limiting capital expenditures except for emergency-only requirements;

•	reducing all discretionary spending, including travel and entertainment;

•	eliminating open positions and freezing new hires;

•	reducing staffing levels;

•	implementing company-wide pay cuts ranging from 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees that are non-essential at this time;

•	temporarily suspending the company 401K match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors.

•	offering early payment discounts to certain customers in exchange for advance cash payments;

•	offering extended payment terms of up to 90 days to limit cancellations and entice new business;

•	considering sales-leaseback of owned facilities; and

•	suspending the payment of distributions on our common stock indefinitely .

We reforecast our anticipated results extending through August 2021. Our reforecast includes the impact of certain of these cost-cutting measures. We may consider sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at June 30, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for a year from the issuance of the financial statements in this Form 10Q.

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

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 11.3% and 8.9%, respectively, of our total net broadcast revenue during the six month period ended June 30, 2020 compared to 11.7% and 10.2%, respectively, of our total net broadcast revenue during the same period of the prior year.

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

We apply a similar methodology to our digital media and publishing group. Digital Media Operating Income is defined as net digital media revenue less digital media operating expenses. Publishing Operating Income (Loss) is defined as net publishing revenue less publishing operating expenses. Digital Media Operating Income and Publishing Operating Income (Loss) are not measures of performance in accordance with GAAP. Our presentation of these non-GAAP financial performance measures is not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Operating Loss are useful non-GAAP financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of Digital Media Operating Income and Publishing Operating Loss are not necessarily comparable to similarly titled measures reported by other companies.

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

Reconciliation of Non-GAAP Financial Measures:

In the tables below, we present a reconciliation of net broadcast revenue, the most comparable GAAP measure, to Same Station net broadcast revenue, and broadcast operating expenses, the most comparable GAAP measure to Same Station broadcast operating expense. We show our calculation of Station Operating Income and Same Station Operating Income, which is reconciled from net income, the most comparable GAAP measure in the table following our calculation of Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP measures is not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$49,082	$39,470	$95,175	$84,650
Net broadcast revenue – acquisitions	—	—	—	—
Net broadcast revenue – dispositions	(1,557)	(24)	(3,014)	(48)
Net broadcast revenue – format change	(621)	(717)	(1,213)	(1,562)

Same Station net broadcast revenue	$46,904	$38,729	$90,948	$83,040

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$37,707	$33,094	$74,156	$70,421
Broadcast operating expenses – acquisitions	—	(1)	—	(2)
Broadcast operating expenses – dispositions	(1,754)	(27)	(3,413)	(110)
Broadcast operating expenses – format change	(670)	(855)	(1,316)	(1,824)

Same Station broadcast operating expenses	$35,283	$32,211	$69,427	$68,485

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$11,375	$6,376	$21,019	$14,229
Station operating loss –acquisitions	—	1	—	2
Station operating loss – dispositions	197	3	399	62
Station operating loss – format change	49	138	103	262

Same Station – Station Operating Income	$11,621	$6,518	$21,521	$14,555

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators is not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net broadcast revenue	$49,082	$39,470	$95,175	$84,650
Less broadcast operating expenses	(37,707)	(33,094)	(74,156)	(70,421)

Station Operating Income	$11,375	$6,376	$21,019	$14,229

Net digital media revenue	$9,960	$9,443	$20,200	$18,547
Less digital media operating expenses	(7,648)	(7,653)	(15,706)	(15,979)

Digital Media Operating Income	$2,312	$1,790	$4,494	$2,568

Net publishing revenue	$5,638	$3,958	$9,774	$7,924
Less publishing operating expenses	(5,773)	(5,567)	(10,595)	(10,629)

Publishing Operating Loss	$(135)	$(1,609)	$(821)	$(2,705)

In the table below, we present a reconciliation of net income (loss), the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators is not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
	(Dollars in thousands)
Reconciliation of Net Loss to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net loss	$(3,644)	$(2,515)	$(3,322)	$(57,719)
Plus provision for (benefit from) income taxes	4,892	(2,380)	(411)	30,779
Plus net miscellaneous income and (expenses)	(18)	(6)	(19)	46
Plus (gain) on early retirement of long-term debt	—	—	(426)	(49)
Plus interest expense, net of capitalized interest	4,371	4,013	8,796	8,045
Less interest income	—	—	(1)	—

Net operating income (loss)	$5,601	$(888)	$4,617	$(18,898)

Plus net (gain) loss on the disposition of assets	(357)	34	3,667	113
Plus change in the estimated fair value of contingent earn-out consideration	—	3	—	(2)
Plus impairment of indefinite-lived long-term assets other than goodwill	—	—	—	17,254
Plus impairment of goodwill	—	—	—	307
Plus depreciation and amortization	3,976	3,558	8,205	7,258
Plus unallocated corporate expenses	4,332	3,850	8,203	8,060

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$13,552	$6,557	$24,692	$14,092

Station Operating Income	$11,375	$6,376	$21,019	$14,229
Digital Media Operating Income	2,312	1,790	4,494	2,568
Publishing Operating Loss	(135)	(1,609)	(821)	(2,705)

	$13,552	$6,557	$24,692	$14,092

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Loss
Net loss	$(3,644)	$(2,515)	$(3,322)	$(57,719)
Plus interest expense, net of capitalized interest	4,371	4,013	8,796	8,045
Plus provision for (benefit from) income taxes	4,892	(2,380)	(411)	30,779
Plus depreciation and amortization	3,976	3,558	8,205	7,258
Less interest income	—	—	(1)	—

EBITDA	$9,595	$2,676	$13,267	$(11,637)

Plus net (gain) loss on the disposition of assets	(357)	34	3,667	113
Plus change in the estimated fair value of contingent earn-out consideration	—	3	—	(2)
Plus impairment of indefinite-lived long-term assets other than goodwill	—	—	—	17,254
Plus impairment of goodwill	—	—	—	307
Plus net miscellaneous (income) and expenses	(18)	(6)	(19)	46
Plus (gain) on early retirement of long-term debt	—	—	(426)	(49)
Plus non-cash stock-based compensation	936	96	1,112	199
Plus ASC 842 lease adoption	—	—	171	—

Adjusted EBITDA	$10,156	$2,803	$17,772	$6,231

RESULTS OF OPERATIONS

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following factors affected our results of operations and cash flows for the three months ended June 30, 2020 as compared to the same period of the prior year:

Acquisitions, Divestitures and Other Transactions

Based on the timing of these transactions, our consolidated financial statements for the three months ended June 30, 2020 do not reflect the net revenues, operating expenses, depreciation and amortization expenses of the divested entities, whereas our consolidated financial statements for the three months ended June 30, 2019 do reflect the net revenues, operating expenses, depreciation and amortization expenses of the divested entities. Likewise, our condensed consolidated financial statements for the three months ended June 30, 2020 reflect the net revenues, operating expenses, depreciation and amortization expenses of acquired entities, whereas our condensed consolidated financial statements for the three months ended June 30, 2019 do not reflect the net revenues, operating expenses, depreciation and amortization expenses of acquired entities.

•

On November 14, 2019, we sold nine radio stations, WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri for $8.7 million in cash.

•	On September 26, 2019, we sold four radio stations, WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida for $8.2 million in cash.

•	On September 18, 2019, we sold radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida for $0.9 million in cash.

•	On July 25, 2019, we acquired the Journeyboxmedia.com website and related assets for $0.5 million in cash.

•	On July 10, 2019 we acquired certain assets including a digital content library from Steelehouse Productions, Inc. for $0.1 million in cash.

•	On June 6, 2019, we acquired InvestmentHouse.com website and related financial newsletter assets for $0.6 million in cash.

•	On May 14, 2019, we sold radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million in cash. The buyer began programming the station on April 12, 2019 under a TBA.

Net Broadcast Revenue

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$49,082	$39,470	$(9,612)	(19.6)%	75.9%	74.7%
Same Station Net Broadcast Revenue	$46,904	$38,729	$(8,175)	(17.4)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,
	2019		2020
	(Dollars in thousands)
Block Programming:
National	$12,086	24.6%	$11,770	29.8%
Local	7,410	15.1%	5,632	14.3%

	19,496	39.7%	17,402	44.1%
Broadcast Advertising:
National	4,088	8.3%	2,587	6.6%
Local	13,624	27.8%	7,788	19.7%

	17,712	36.1%	10,375	26.3%
Station Digital (local)	3,672	7.5%	5,655	14.3%
Infomercials	361	0.7%	228	0.6%
Network	4,955	10.1%	4,226	10.7%
Other Revenue	2,886	5.9%	1,584	4.0%

Net Broadcast Revenue	$49,082	100.0%	$39,470	100.0%

Block programming revenue declined by $2.1 million, including a $1.8 million decline in local programming revenue and a $0.3 million decline in national programming revenue. Stations sold during 2019 accounted for $0.8 million of the decline in local programming and $0.1 million of the decline in national programming. Station sales, once announced, negatively impact our ability to enter sales contracts with customers. The remainder of the decline was due to certain local programmers discontinuing their ministry efforts, sports programming that was cancelled due to the COVID-19 pandemic and competition from other broadcasters and podcasts that resulted in lost programs and lower rates.

Advertising revenue, net of agency commissions, declined by $7.3 million, $7.4 million net of political, including a $5.9 million decline in local advertising net of political and a $1.5 million decline in national advertising revenue net of political. Local advertising net of political, declined by $2.7 million on our Contemporary Christian Music format radio stations due to lower spot rates charged to compete with other broadcasters that offered lower rates, primarily in the Dallas, Atlanta and Los Angeles markets, $1.1 million on our Christian Teaching and Talk format radio stations and $1.3 million on our News Talk format radio stations. The remainder of the decline was due to the impact of stations sold during 2019 and the impact of cancellations due to the COVID-19 pandemic.

Local digital revenue, or digital revenue generated from our radio stations and networks, increased by $2.0 million due to the growth of digital product offerings through Salem Surround, our national multimedia digital advertising agency providing digital marketing services to our customers and SalemNOW, a recently launched on-demand pay-per-view video steaming platform which contributed $1.5 million of the $2.0 million growth in revenue during the three months ended June 30, 2020. Our product offerings include social media campaigns, search engine optimization, retargeted advertising, and other services intended to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. There were no significant changes in digital rates as compared to the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, decreased by $0.7 million due to a $0.8 million declines in national advertising revenue offset by a $0.1 million increase in political advertising.

Other revenue declined by $1.3 million including an $0.8 million decline from the absence of live events due to the COVID-19 pandemic and a $0.5 million decline in listener purchase program revenue from lower listener participation.

On a Same Station basis, net broadcast revenue decreased $8.2 million, which reflects these items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$9,960	$9,443	$(517)	(5.2)%	15.4%	17.9%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended June 30,
	2019		2020
	(Dollars in thousands)
Digital Advertising, net	$4,999	50.2%	$4,547	48.2%
Digital Streaming	970	9.7	853	9.0
Digital Subscriptions	1,987	20.0	2,157	22.8
Digital Downloads	1,689	17.0	1,802	19.1
e-commerce	33	0.3	27	0.3
Other Revenues	282	2.8	57	0.6

Net Digital Media Revenue	$9,960	100.0%	$9,443	100.0%

Digital advertising revenue, net of agency commissions, or national digital revenue declined by $0.4 million on a consolidated basis including a $0.6 million decline from Salem Web Network that was offset by a $0.1 million net increase from our conservative opinion websites within Townhall Media and a $0.1 million increase Eagle Financial Publications. Declines in national digital are attributable to a loss of advertisers who moved advertising spending to digital programmatic advertisers, such as Facebook and Google, lower programmatic advertising rates and to a loss of advertisers who reduced or eliminated advertising on political-content websites such as ours. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop. As a result, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.1 million as compared to the prior year based on lower demand for content available from our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue increased $0.2 million on a consolidated basis including a $0.2 million increase in revenue from the launch of Townhall Media’s Townhall VIP, a new subscription service, and a $0.1 million increase from our June 2019 acquisition of InvesmentHouse.com that was offset by a $0.1 million decrease in revenues from Salem Web Network related to Christianjobs.com and Churchstaffing.com.

Digital download revenue increased by $0.1 million from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. There were no significant changes in rates as compared to the prior year.

E-commerce revenue remained consistent as compared to the same period of the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. We recognized revenue of $0.2 million in 2019 related to transfer services provided to the buyer of Newport Natural Health. There were no changes in volume or rates as compared to the prior year.

Net Publishing Revenue

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$5,638	$3,958	$(1,680)	(29.8)%	8.7%	7.5%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended June 30,
	2019		2020
	(Dollars in thousands)
Book Sales	$4,747	84.2%	$2,698	68.2%
Estimated Sales Returns & Allowances	(1,417)	(25.1)	(560)	(14.1)

Net Book Sales	3,330	59.1	2,138	54.1
E-Book Sales	306	5.4	250	6.3
Self-Publishing Fees	1,248	22.1	1,051	26.5
Print Magazine Subscriptions	192	3.4	174	4.4
Print Magazine Advertisements	145	2.6	91	2.3
Digital Advertising	97	1.7	52	1.3
Other Revenue	320	5.7	202	5.1

Net Publishing Revenue	$5,638	100.0%	$3,958	100.0%

Net book sales declined by $1.2 million due to a lower volume of sales from Regnery Publishing and Salem Author Services. Regnery Publishing book sales reflect a 9% decrease in the average price per unit sold and a 42% decrease in volume due to a majority of book stores in the country being closed due to the COVID-19 pandemic and Amazon’s decision to prioritize the shipment of essential products over the shipment of books. Historically, book sales through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The decrease of $0.9 million to the estimated sales returns and allowances reflects the lower number of print books sold through Regnery Publishing. The decline in book sales from Salem Author Services was due to authors choosing not to buy books because they could not be promoted at live events. There were no significant changes in sale prices as compared to the prior year.

Regnery Publishing e-book sales decreased by $0.1 million with a 7% decrease in sales volume offset by a 17% increase in the average price per unit sold from sales incentives. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.2 million due a decline in the number of authors with rates charged that were comparable to the prior year.

Declines in print magazine subscription revenues and advertising revenues reflect lower consumer demand and distribution levels. There were no significant changes in rates over the prior year.

Digital adverting revenue from Regnery® Publishing websites declined due to a lower demand due to the COVID-19 pandemic closing bookstores with rates comparable to the same period of the prior year.

Other revenue includes change fees, video trailers, and subright revenue for foreign translation and audio books for original published titles from Regnery publishing. Subright revenue declined $0.1 million due to lower demand.

Broadcast Operating Expenses

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$37,707	$33,094	$(4,613)	(12.2)%	58.3%	62.6%
Same Station Broadcast Operating Expenses	$35,283	$32,211	$(3,072)	(8.7)%

Broadcast operating expenses decreased by $4.6 million reflecting cost savings of $6.2 million offset by a $1.6 million increase in costs associated with Salem Surround and SalemNOW, our new on-demand pay-per-view video steaming platform. The decrease in broadcast operating expense of $6.2 million reflects several cost cutting measures implemented during the second quarter of 2020 in response to the economic impact of the COVID-19 pandemic. Cost reductions include pay cuts, layoffs and furloughs that contributed to a $3.1 million decline in employee-related costs, a $1.7 million decrease in discretionary advertising spending, a $0.5 million decline in travel and entertainment, a $0.5 million decrease in facility-related expenses, a $0.4 million decrease in non-cash stock-based compensation associated with restricted stock awards, a $0.2 million decrease in professional services, a $0.1 million decrease in production and programming expenses and a $0.1 million decrease in lease expense that was partially offset by a $0.6 million increase in bad debt expense. Broadcast operating expenses increased to 62.6% of total revenue from 58.3% of total revenue due to revenue declines associated with COVID-19 in excess of cost reductions to date.

On a same-station basis, broadcast operating expenses decreased by $3.1 million. The decrease in broadcast operating expenses on a same station basis reflects the above described items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$7,648	$7,653	$5	0.1%	11.8%	14.5%

The increase in digital media operating expenses includes a $0.2 million increase in cost of sales, a $0.1 million increase in royalties and a $0.1 million increase in professional services offset by a $0.2 million decrease in streaming and hosting fees, a $0.1 million decrease in employee-related expenses and a $0.1 million decrease in advertising and promotional expenses.

Publishing Operating Expenses

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,773	$5,567	$(206)	(3.6)%	8.9%	10.5%

Publishing operating expenses decreased by $0.2 million, including a $0.3 million decrease in payroll-related costs offset by a $0.6 million increase in bad debt expense and a $0.2 million increase in royalty expense reflecting an increase in the reserve for royalty advances based on lower sales. Cost of goods sold decreased $0.8 million including a $0.6 million decrease from print books sold by Regnery® Publishing and a $0.2 million decline from Salem Author Services due to a lower volume of book sales. The gross profit margin for Regnery Publishing was 32% for the three months ended June 30, 2020 as compared to 53% for the same period of the prior year as sales volume decreased with smaller savings in material costs. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 70% from 65% due to lower paper costs for print book sales.

Unallocated Corporate Expenses

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,332	$3,850	$(482)	(11.1)%	6.7%	7.3%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The decrease of $0.5 million includes a $0.4 million decrease in non-cash stock-based compensation associated with restricted stock awards, a $0.2 million decrease in payroll-related expenses due to company-wide pay cuts, and a $0.1 million decrease from travel related expenses due to the COVID-19 pandemic offset by a $0.3 million increase in expense associated with the cash surrender value of split dollar life insurance.

Depreciation Expense

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,852	$2,718	$(134)	(4.7)%	4.4%	5.1%

The decrease in depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,124	$840	$(284)	(25.3)%	1.7%	1.6%

The decrease in amortization expense reflects domain names, customer lists and contracts, and subscriber base lists with estimated useful lives from three to five years that are now fully amortized. These items were fully amortized at or near the beginning of the 2020 calendar year resulting in lower amortization expense for this year. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$—	$3	$3	100.0%	—%	—%

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

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$(357)	$34	$391	(109.5)%	(0.6)%	0.1%

The net (gain) loss on the disposition of assets of $34,000 for the three-month period ended June 30, 2020 reflects various fixed asset disposals.

The net gain on the disposition of assets of $0.4 million for the three-month period ended June 30, 2019 includes a $0.4 million pre-tax gain from the sale of a portion of land on our transmitter site in Miami, Florida.

Other Income (Expense)

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$—	$—	$—	—%	—%	—%
Interest Expense	(4,371)	(4,013)	358	(8.2)%	(6.8)%	(7.6)%
Gain on Early Retirement of Long-Term Debt	—	—	—	—%	—%	—%
Net Miscellaneous Income and (Expenses)	18	6	(12)	(66.7)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $0.4 million reflects the impact of the lower outstanding balance on the Notes, the outstanding balances on the ABL, and finance lease obligations outstanding during the three-month period ended June 30, 2020. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges. On April 7, 2020, we amended the ABL to increase the advance rate on eligible accounts receivable from 85% to 90% and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate which may include the SOFR rate due to the LIBOR rate being scheduled to be discontinued at the end of calendar year 2021.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other miscellaneous expenses.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$4,892	$(2,380)	$(7,272)	(148.7)%	7.6%	(4.5)%

We recognized a benefit from income taxes of $2.4 million for the three months ended June 30, 2020 compared to a tax provision of $4.9 million for the same period of the prior year. The provision for (benefit from) income taxes as a percentage of income before income taxes, or the effective tax rate, was 48.6% for the three months ended June 30, 2020 compared to 392.0% for the same period of the prior year. We recorded an out-of-period adjustment of $1.5 million as of June 30, 2020 due to a change in our annual effective tax rate which should have been recorded in the quarter ended March 31, 2020. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance.

Net Loss

	Three Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Loss	$(3,644)	$(2,515)	$1,129	(31.0)%	(5.6)%	(4.8)%

Net loss decreased by $1.1 million to $2.5 million for the three months ended June 30, 2020 compared to $3.6 million during the same period of the prior year as described above.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following factors affected our results of operations and cash flows for the six months ended June 30, 2020 as compared to the same period of the prior year:

Acquisitions, Divestitures and Other Transactions

Based on the timing of these transactions, our consolidated financial statements for the six months ended June 30, 2020 do not reflect the net revenues, operating expenses, depreciation and amortization expenses of the divested entities, whereas our consolidated financial statements for the six months ended June 30, 2019 do reflect the net revenues, operating expenses, depreciation and amortization expenses of the divested entities. Likewise, our condensed consolidated financial statements for the six months ended June 30, 2020 reflect the net revenues, operating expenses, depreciation and amortization expenses of acquired entities, whereas our condensed consolidated financial statements for the six months ended June 30, 2019 do not reflect the net revenues, operating expenses, depreciation and amortization expenses of acquired entities.

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

Debt Transactions

During the six month period ended June 30, 2020, we completed repurchases of $3.5 million of the Notes for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs compared to repurchases of $6.7 million of the Notes for $6.1 million in cash, recognizing a net gain of $0.4 million after adjusting for bond issuance costs during the same period of the prior year as detailed in Note 13 – Long-Term Debt.

Equity Transactions

Distributions of $0.7 million ($0.025 per share) were declared and paid throughout the six month period ended June 30, 2020 based upon our Board’s then current assessment of our business compared to distributions of $3.4 million ($0.13 per share) on our common stock during the same period of the prior year as detailed in Note 18 – Equity Transactions.

Net Broadcast Revenue

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$95,175	$84,650	$(10,525)	(11.1)%	76.0%	76.2%
Same Station Net Broadcast Revenue	$90,948	$83,040	$(7,908)	(8.7)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2019		2020
	(Dollars in thousands)
Block Programming:
National	$24,319	25.6%	$23,804	28.1%
Local	15,320	16.1%	12,440	14.7%

	39,639	41.6%	36,244	42.8%
Broadcast Advertising:
National	7,988	8.4%	6,544	7.7%
Local	25,686	27.0%	19,145	22.6%

	33,674	35.4%	25,689	30.3%
Station Digital (local)	6,496	6.8%	9,948	11.8%
Infomercials	751	0.8%	536	0.6%
Network	9,261	9.7%	8,614	10.2%
Other Revenue	5,354	5.6%	3,619	4.3%

Net Broadcast Revenue	$95,175	100.0%	$84,650	100.0%

Block programming revenue declined by $3.4 million, including a $2.9 million decline in local programming revenue and a $0.5 million decline in national programming revenue. The decline in local programming revenue includes a $1.6 million decline in revenue during 2020 as compared to 2019 for stations that were sold during 2019. The decline in national programming revenue includes $0.3 million decline in revenue during 2020 as compared to 2019 for stations that were sold during 2019. Station sales, once announced, negatively impact our ability to enter sales contracts with customers. The remainder of the decline was due to certain programmers discontinuing their ministry efforts, sports programming that was cancelled due to the COVID-19 pandemic and an increase in competition from other broadcasters and from podcasts that resulted in lost programs and lower rates.

Advertising revenue, net of agency commissions, declined by $8.0 million, $8.4 million net of political, due to a $6.7 million decline in local advertising net of political and a $1.7 million decline in national advertising revenue net of political. Local advertising net of political, declined by $3.0 million on our Contemporary Christian Music format radio stations due to lower spot rates charged to compete with other broadcasters that offered lower rates, primarily in the Dallas, Atlanta and Los Angeles markets, $1.5 million on our Christian Teaching and Talk format radio stations and $1.1 million on our News Talk format radio stations. The remainder of the decline was due to the impact of stations sold during 2019 that have no activity during the six-month period ended June 30, 2020 and the impact of cancellations due to the COVID-19 pandemic.

Station digital revenue, or local digital revenue generated from our radio stations and networks, increased by $3.5 million due to the growth of digital product offerings through Salem Surround, our national multimedia digital advertising agency providing digital marketing services to our customers. Our product offerings include social media campaigns, search engine optimization, retargeted advertising and other services intended to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. In addition, we recently launched SalemNOW, an on-demand pay-per-view video steaming platform which contributed $1.5 million of the $3.5 million growth in revenue during the six months ended June 30, 2020. There were no significant changes in digital rates as compared to the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, decreased by $0.6 million due to a $0.5 million declines in national advertising revenue and a $0.1 million decline in political advertising.

Other revenue declined by $1.7 million due to a $1.1 million decrease in event revenue from a reduction in the number of events held in response to the COVID-19 pandemic and a $0.7 million decrease in listener purchase program revenue from lower listener participation offset by a $0.1 million increase in tower rent revenue. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather, which can affect attendance.

On a Same Station basis, net broadcast revenue decreased $7.9 million, which reflects the above described items net of the impact of stations with acquisitions, dispositions and format changes.

Net Digital Media Revenue

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$20,200	$18,547	$(1,653)	(8.2)%	16.1%	16.7%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Six Months Ended June 30,
	2019		2020
	(Dollars in thousands)
Digital Advertising, net	$10,316	51.1%	$9,260	49.9%
Digital Streaming	1,981	9.8	1,768	9.5
Digital Subscriptions	4,071	20.1	4,292	23.2
Digital Downloads	2,964	14.7	3,047	16.4
e-commerce	443	2.2	55	0.3
Other Revenues	425	2.1	125	0.7

Net Digital Media Revenue	$20,200	100.0%	$18,547	100.0%

Digital advertising revenue, net of agency commissions, or national digital revenue declined by $1.1 million on a consolidated basis including a $1.6 million decline from Salem Web Network that was offset by a $0.4 million net increase from our conservative opinion websites within Townhall Media and a $0.1 million increase from Eagle Financial Publications. The net increase from Townhall Media includes a $0.3 million increase from our March 2019 acquisition of pjmedia.com. Declines in national digital are attributable to a loss of advertisers who moved advertising spending to digital programmatic advertisers, such as Facebook and Google, and to a loss of advertisers who reduced or eliminated advertising on political-content websites such as ours. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop. As a result, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.2 million as compared to the prior year based on lower demand for content available from our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue increased $0.2 million on a consolidated basis reflecting a $0.4 million increase in revenues from Townhall Media’s launch of Townhall VIP, a new subscription service, and a $0.1 million increase from our June 2019 acquisition of InvesmentHouse.com that was offset by a $0.1 million decrease in revenues from our Eagle Financial Publications and a $0.2 million decrease from Salem Web Network related to Christianjobs.com and Churchstaffing.com. Reductions in the number of subscribers to Eagle Financial Publications include a 24% decline in the number of subscribers to James Woods and 35% decline in the number of subscribers to Hilary Kramer offset by a 15% increase in the number of subscribers to Dr. Mark Skousen.

Digital download revenue increased by $0.1 million from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. There were no significant changes in rates as compared to the prior year.

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

Net Publishing Revenue

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$9,774	$7,924	$(1,850)	(18.9)%	7.8%	7.1%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Six Months Ended June 30,
	2019		2020
	(Dollars in thousands)
Book Sales	$7,509	76.8%	$5,391	68.0%
Estimated Sales Returns & Allowances	(2,338)	(23.9)	(1,530)	(19.3)

Net Book Sales	5,171	52.9	3,861	48.7
E-Book Sales	468	4.8	504	6.4
Self-Publishing Fees	2,725	27.9	2,453	31.0
Print Magazine Subscriptions	393	4.0	351	4.4
Print Magazine Advertisements	280	2.8	193	2.4
Digital Advertising	182	1.9	151	1.9
Other Revenue	555	5.7	411	5.2

Net Publishing Revenue	$9,774	100.0%	$7,924	100.0%

Net book sales declined by $1.3 million due to a lower volume of sales from Eagle Regnery and Salem Author Services. Regnery Publishing book sales reflect an 8% decrease in the average price per unit sold and a 27% decrease in volume which is due to the majority of book stores in the country being closed due to the COVID-19 pandemic and Amazon’s decision to prioritize the shipment of essential products over the shipment of books. Historically, book sales through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The decrease of $0.8 million to the estimated sales returns and allowances reflects the lower number of print books sold through Regnery Publishing. The decline in book sales from Salem Author Services was due to authors choosing not to buy books because they could not be promoted at live events. There were no significant changes in sale prices as compared to the prior year. Regnery Publishing e-book sales was consistent with the same period of the prior year with a 6% increase in the average price per unit sold from sales incentives and a 6% decrease in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.3 million due a decline in the number of authors with fees charged to authors that were comparable to the prior year.

Declines in print magazine subscription revenues and advertising revenues reflect lower consumer demand and distribution levels. There were no significant changes in rates over the prior year.

Digital adverting revenue from Regnery® Publishing websites declined due to a lower demand due to the COVID-19 pandemic closing bookstores with rates comparable to the same period of the prior year.

Other revenue includes change fees, video trailers, and subright revenue for foreign translation and audio books for original published titles from Regnery publishing. Subright revenue declined $0.1 million due to lower demand.

Broadcast Operating Expenses

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$74,156	$70,421	$(3,735)	(5.0)%	59.3%	63.4%
Same Station Broadcast Operating Expenses	$69,427	$68,485	$(942)	(1.4)%

Broadcast operating expenses decreased by $3.7 million due to cost savings of $6.3 million that were offset by a $2.6 million increase in costs associated with Salem Surround and SalemNOW, our new on-demand pay-per-view video steaming platform. The cost saving measures implemented in response to the economic impact of the COVID-19 pandemic resulted in a $3.6 million decrease in employee related costs, a $1.8 million decrease in discretionary advertising spending, a $0.9 million decrease in facility-related expenses, a $0.8 million decrease in travel and entertainment, a $0.4 million decrease in lease expense, a $0.4 million decrease in non-cash stock-based compensation associated with restricted stock awards and a $0.3 million decrease in professional services that was partially offset by a $2.1 million increase in bad debt expense, including the additional reserve of $1.1 million recorded at March 31, 2020 due to the impact on collections of the economic uncertainties from the COVID-19 pandemic. Broadcast operating expenses increased to 63.4% of total revenue from 59.3% of total revenue due to revenue declines associated with COVID-19 in excess of cost reductions to date.

On a same-station basis, broadcast operating expenses decreased by $0.9 million. The decrease in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$15,706	$15,979	$273	1.7%	12.5%	14.4%

The increase in digital media operating expenses of $0.3 million includes a $0.3 million increase in professional services, a $0.2 million increase in facility-related expenses, a $0.2 million increase in cost of sales and a $0.1 million increase in advertising and promotional expenses, offset by a $0.3 million decrease in streaming and hosting fees and a $0.1 million decrease in sales-based commissions and incentives. The increases in advertising and promotion reflect start-up costs from the launch of Townhall VIP, a premium subscription service.

Publishing Operating Expenses

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$10,595	$10,629	$34	0.3%	8.5%	9.6%

Publishing operating expenses increased by $34,000, including a $0.7 million increase in bad debt expense and a $0.4 million increase in royalty expense reflecting an increase in the reserve for royalty advances based on lower sales that was offset by a $0.1 million decrease in payroll-related costs. Cost of goods sold decreased $0.9 million including a $0.6 million decrease from print books sold by Regnery® Publishing and a $0.3 million decline from Salem Author Services due to a lower volume of book sales. The gross profit margin for Regnery Publishing was 40% for the six months ended June 30, 2020 as compared to 55% for the same period of the prior year as sales volume decreased greater than material costs savings. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 71% from 67% due to lower paper costs for print book sales.

Unallocated Corporate Expenses

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$8,203	$8,060	$(143)	(1.7)%	6.6%	7.3%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The decrease of $0.1 million includes a $0.5 million decrease in non-cash stock-based compensation associated with restricted stock awards, and a $0.1 million decrease in payroll-related expenses due to company-wide implementation of pay cuts partially offset by travel and entertainment-related expenses due to market visits prior to the travel restrictions from the COVID-19 pandemic offset by a $0.3 million increase employee-related benefits associated with the cash surrender value of split dollar life insurance and a $0.1 million increase in professional services.

Depreciation Expense

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$5,785	$5,431	$(354)	(6.1)%	4.6%	4.9%

The decrease in depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Six Months Ended June 30,
	2019	2019	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,420	$1,827	$(593)	(24.5)%	1.9%	1.6%

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

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$—	$(2)	$(2)	(100.0)%	—%	—%

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

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$17,254	$17,254	100.0%	—%	15.5%

We performed an interim review of broadcast licenses for certain markets during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We engaged an independent third-party appraisal and valuation firm to assist us with determining the fair value of our broadcast licenses. Based on our interim review and analysis in the first quarter of 2020, we recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento and Tampa. We also recorded an impairment charge of $0.3 million to the value of mastheads during our interim review in the first quarter of 2020. These impairments were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations. There were no indications of impairment as of our interim review during the second quarter of 2020.

Impairment of Goodwill

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$—	$307	$307	100.0%	—%	0.3%

We performed an interim review of goodwill for impairment during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value for certain entities. Based on our interim review and analysis in the first quarter of 2020, we recorded an impairment charge of $0.3 million. These impairments were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations. There were no indications of impairment as of our interim review during the second quarter of 2020.

Net (Gain) Loss on the Disposition of Assets

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$3,667	$113	$(3,554)	(96.9)%	2.9%	0.1%

The net (gain) loss on the disposition of assets of $0.1 million for the six-month period ended June 30, 2020 reflects various fixed asset disposals.

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

Other Income (Expense)

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$—	$(1)	(100.0)%	—%	—%
Interest Expense	(8,796)	(8,045)	751	(8.5)%	(7.0)%	(7.2)%
Gain on Early Retirement of Long-Term Debt	426	49	(377)	(88.8)%	0.3%	—%
Net Miscellaneous Income and (Expenses)	19	(46)	(65)	(342.1)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $0.8 million reflects the impact of the lower outstanding balance on the Notes, the outstanding balances on the ABL, and finance lease obligations outstanding during the period ended June 30, 2020. On April 7, 2020, we amended the ABL to increase the advance rate on eligible accounts receivable from 85% to 90% and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate which may include the SOFR rate due to the LIBOR rate being scheduled to be discontinued at the end of calendar year 2021.

The gain on the early retirement of long-term debt reflects $3.5 million of repurchases of the Notes at prices below face value resulting in a pre-tax gain of $49,000 for the six-month period ended June 30, 2019, compared to $0.4 million for the same period of the prior year.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other miscellaneous expenses.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$(411)	$30,779	$31,190	(7,588.8)%	(0.3)%	27.7%

We recognized a provision for income taxes of $30.8 million for the six months ended June 30, 2020 compared to a tax benefit of $0.4 million for the same period of the prior year. As a result of our adjusted cumulative three-year pre-tax book loss as of June 30, 2020, we performed a review of our valuation allowance. An additional valuation allowance of $37.1 million was recorded in the period ended March 31, 2020, which was reduced by $0.3 million in the period ended June 30, 2020, for a total valuation allowance of $49.8 million for the period ended June 30, 2020. The provision for (benefit from) income taxes as a percentage of income before income taxes, or the effective tax rate was (114.3)% for the six months ended June 30, 2020 compared to 11.0% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (114.3%) is driven by increases in the valuation allowance of $24.5 million recorded against federal deferred tax assets relating to federal net operating loss carryforwards and $12.3 million of additional valuation allowance relating to state net operating loss carryforwards.

Net (Loss)

	Six Months Ended June 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net (Loss)	$(3,322)	$(57,719)	$(54,397)	1,637.5%	(2.7)%	(51.9)%

Net loss increased by $54.4 million to $57.7 million for the six months ended June 30, 2020 compared to $3.3 million during the same period of the prior year as described above.

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

Significant areas for which management uses estimates include:

•	going concern evaluations;

•	revenue recognition;

•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;

•	probabilities associated with the potential for contingent earn-out consideration;

•	fair value measurements;

•	contingency reserves;

•	allowance for doubtful accounts;

•	sales returns and allowances;

•	barter transactions;

•	inventory reserves;

•	reserves for royalty advances;

•	fair value of equity awards;

•	self-insurance reserves;

•	estimated lives for tangible and intangible assets;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting Right-Of-Use (“ROU”) assets and lease liabilities;

•	determining the Incremental Borrowing Rate (“IBR”) for calculating ROU assets and lease liabilities;

•	income tax valuation allowances; and

•	uncertain tax positions.

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

Given the expected decreases in revenue caused by the COVID-19 pandemic, we assessed a variety of factors, including media industry forecasts, expected operating results, forecasted net cash flows from operations, future obligations and liquidity, and capital expenditure commitments. We concluded that the potential that we could incur a considerable decrease in operating income and the resulting impact on our ability to fund interest payments on our debt, were probable conditions which gave rise to a need for an assessment of whether substantial doubt existed of our ability to continue as a going concern.

We reforecast our anticipated results extending through August 2021. Our reforecast includes the impact of certain cost-cutting measures associated with reductions in staffing, reductions in commissions and royalty expenses based on lower revenue forecasts, reductions in travel and entertainment expenses due to stay-at-home mandates, reductions in event costs, company-wide pay cuts, furloughs of certain employees that are non-essential at this time, and the temporary suspension of the company 401K match. We are considering sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of the financial statements.

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

Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 64% of our total assets at June 30, 2020 consisted of indefinite-lived intangible assets including broadcast licenses and goodwill. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. During the six-month period ended June 30, 2020, we recorded a net decrease of $2,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 4 – Contingent Earn-Out Consideration in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million at June 30, 2020 and December 31, 2019. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

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

The credit worthiness of Salem Media Group

We review our credit ratings from third parties, including Standard & Poor’s and Moody’s. At January 1, 2020, our Moody’s rating was “B3.” The “B3” rating is speculative in nature and subject to high credit risk. On March 26, 2020, Moody’s downgraded Salem to a “Caa1,” or poor quality with very high credit risk. Our credit rating with Standard & Poor’s remained “B-” during the period ended June 30, 2020,

Class of the underlying asset and the remaining term of the arrangement

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

•

A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group)

•

A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

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

There were no indications of impairment during the period ended June 30, 2020.

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

As a result of our adjusted cumulative three-year pre-tax book loss as of June 30, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $36.8 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $37.1 million was recorded in the period ended March 31, 2020, which was reduced by $0.3 million in the period ended June 30, 2020, for a total valuation allowance of $49.8 million for the period ended June 30, 2020. We recorded an out-of-period adjustment of $1.6 million as of June 30, 2020 due to a change in our annual effective tax rate which should have been recorded in the quarter ended March 31, 2020.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2019, we recognized liabilities associated with uncertain tax positions around our subsidiary Salem Communications Holding Company’s Pennsylvania tax filing. The position taken on the tax returns follows Pennsylvania Notice 2016-01 which provides guidance for reversal of intercompany interest income and associated expense yielding a net loss for Pennsylvania. The current liability recognized for the tax position is $0.2 million including interest and penalties. Our evaluation was performed for all tax years that remain subject to examination, which range from 2015 through 2019.

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

In March 2020, the World Health Organization declared the outbreak of coronavirus COVID-19 (“COVID-19”) a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. We have experienced declining revenues from advertising, programming, events and book sales. Several advertisers have reduced or ceased advertising spend due to the outbreak and stay at home orders that effectively shut many businesses down. This was particularly true within our broadcast segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. Although advertising improved toward the end of the second quarter of 2020, it remains significantly below the prior year. The exact timing and pace of the recovery is not determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay at home orders. We are taking all precautionary safety measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

The maximum amount available under our ABL Facility declined from $26.0 million at March 31, 2020 to $23.2 million at June 30, 2020 of which $19.0 million was outstanding at June 30, 2020 compared to $14.0 million outstanding at March 31,2020. Future availability under our credit facility is contingent upon our eligible receivable balance that is negatively impacted by lower revenues and longer days to collect. Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. In response to these developments, beginning in March and continuing throughout the second quarter of 2020, we have implemented several measures to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

•	limiting capital expenditures except for emergency-only requirements;

•	reducing all discretionary spending, including travel and entertainment;

•	eliminating open positions and freezing new hires;

•	reducing staffing levels;

•	implementing company-wide pay cuts ranging from 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees that are non-essential at this time;

•	temporarily suspending the company 401K match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors.

•	offering early payment discounts to certain customers in exchange for advance cash payments;

•	offering extended payment terms of up to 90 days to limit cancellations and entice new business;

•	considering sales-leaseback of owned facilities; and

•	suspending the payment of distributions on our common stock indefinitely.

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

We reforecast our anticipated results extending through August 2021. Our reforecast includes the impact of certain of these cost-cutting measures. We may consider sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at June 30, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of the financial statements in this Form 10Q.

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

Generally, we keep the balance of cash and cash equivalents low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents increased to $19.0 million as of June 30, 2020 as compared to $6,000 at December 31, 2019. Working capital decreased $5.3 million to $(16.7 million) at June 30, 2020 compared to ($11.4 million) at December 31, 2019 due to a $6.6 million increase in the outstanding balance on the ABL and a $7.1 million increase in contract liabilities offset by a decrease in trade accounts receivable of $8.3 million.

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

Net cash provided by operating activities during the six-month period ended June 30, 2020 increased by $11.2 million to $19.0 million compared to $7.8 million during the same period of the prior year. The increase in cash provided by operating activities includes the impact of the following items:

•	Total net revenue declined by $14.0 million;

•

Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments and net gain (loss) on the disposition of assets, decreased by $2.6 million;

•	Trade accounts receivables, net of allowances, decreased by $8.3 million compared to a decrease of $0.9 million for the same period of the prior year;

•	We recorded a $1.2 million additional reserve against trade accounts receivable balances based on the uncertainty of collections due to the COVID-19 pandemic;

•

We collected $8.5 million of cash-in-advance payments that will result in early-payment discounts of 5% of which $0.1 million was recorded during the three months ending June 30, 2020 and an additional $0.3 million will be netted against future revenue during the remainder of 2020;

•	Unbilled revenue decreased $0.8 million;

•

Our Day’s Sales Outstanding (“DSO”), or the average number of days to collect cash from the date of sale, decreased to 56 days at June 30, 2020 compared to 60 days for the same period of the prior year;

•	We offered payment terms of up to 90 days to limit cancellations and entice new business that may increase DSO’s in future periods;

•

We began deferring the employer portion of FICA taxes April 2020 as allowed under the CARES Act. We have deferred payments of 1.2 million as of June 30, 2020. Such amounts will initially be recorded in long-term liabilities based on the repayment dates established in the CARES Act of 50% due December 2021 and the remaining 50% due December 2022;

•

We began negotiating with landlords in April 2020 to obtain rent concessions in order to further improve short-term liquidity. Total payments withheld pending negotiations at June 30, 2020 were approximately $0.6 million and are included in current lease liabilities;

•

We deferred cash payments for leases of $0.3 million at June 30, 2020 that are included in short-term and long-term operating lease liabilities based on repayment terms that range from August 2020 through December 2024;

•	We reduced cash paid for leases by $0.1 million at June 30, 2020 due to rent abatements achieved; and

•	Cash payments due July 1, 2020 of $0.5 million for leases were not paid at June 30, 2020.

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

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our original 2020 budget, we planned to incur additional capital expenditures of approximately $1.7 million during the remainder of 2020. As noted, we are currently limiting capital expenditures to that of emergency-only type expenses.

We plan to fund any future purchases and any future acquisitions from cash on hand, operating cash flow or our credit facilities.

Net cash used in investing activities decreased $2.7 million to $0.5 million during the six-month period ended June 30, 2020 from $3.2 million during the same period of the prior year. The decrease in cash used for investing activities was the result of:

•	We paid no cash for acquisitions compared to $0.7 million during the same period of the prior year;

•	Cash paid for capital expenditures decreased $2.2 million to $2.5 million from $4.7 million during the same period of the prior year;

•	Receipts from asset sales provided $0.2 million for the six-month period ended June 30, 2020 compared to $2.9 million of cash during same period of the prior year; and

•	We collected $2.4 million in cash for the cash surrender value of split dollar life insurance policies.

Financing Cash Flows

Financing cash inflows include borrowings under our credit facilities and any proceeds from the exercise of stock options issued under our stock incentive plan. Financing cash outflows include repayments of our credit facilities, the payment of distributions on our common stock and payments of amounts due under deferred installments and contingency earn-out consideration associated with acquisition activity.

During the six-month period ended June 30, 2020, the principal balances outstanding under the Notes and ABL Facility ranged from $225.5 million to $235.4 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Our sole source of cash available for making any future distributions on our common stock is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that restrict the payment of dividends and distributions to our equity holders unless certain specified conditions are satisfied. On May 6, 2020 our Board voted to discontinue distributions on our common stock indefinitely due to the adverse economic impact of the COVID-19 pandemic on our financial position, results of operations, and cash flows.

Net cash provided by financing activities increased $5.2 million to $0.5 million during the six-month period ended June 30, 2020 from cash used by financing activities of $4.7 million during the same period of the prior year. The increase in cash provided by financing activities includes:

•	We had no book overdraft at June 30, 2020 compared to $2.2 million of the prior year;

•

We used $3.4 million of cash to repurchase $3.5 million in face value of the 6.75% Senior Secured Notes compared to $6.1 million of cash to repurchase $6.7 million the same period of the prior year; and

•	Net borrowings on our ABL Facility were $6.6 million during the six months ended June 30, 2020 compared to $2.8 million during the same period of the prior year.

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

The Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors (the “Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

The Notes were redeemable, in whole or in part, at any time on or before June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, we may redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

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

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (vii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default. At June 30, 2020, we were, and we remain in compliance with all of the covenants under the Indenture.

Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of June 30, 2020, accrued interest on the Notes was $1.2 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and six-month periods ended June 30, 2020, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and six-month periods ended June 30, 2019, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

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

We amended the ABL on April 7, 2020 to increase the advance rate on eligible accounts receivable and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate which may include the SOFR rate due to the LIBOR rate being scheduled to be discontinued at the end of calendar year 2021.

Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of June 30, 2020, the amount available under the ABL was $23.2 million of which $19.0 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on the company’s FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens, (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all assets to a third party, except as permitted thereby; (viii) to prepay indebtedness; and (ix) to pay dividends.

The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At June 30, 2020, we were, and we remain in compliance with all of the covenants under Credit Agreement.

We incurred debt issue costs of $0.8 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and six-month periods ended June 30, 2020, $50,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL was amortized to interest expense. During the three and six-month periods ended June 30, 2019, $51,000 and $0.1 million, respectively, of debt issue costs associated with the ABL was amortized to interest expense. At June 30, 2020, the blended interest rate on amounts outstanding under the ABL Facility was 2.25%.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2019	As of June 30, 2020
	(Dollars in thousands)
6.75% Senior Secured Notes	$219,836	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(3,368)	(2,945)

6.75% Senior Secured Notes net carrying value	216,468	213,396

Asset-Based Revolving Credit Facility principal outstanding	12,426	19,000

Long-term debt less unamortized debt issuance costs	$228,894	$232,396

Less current portion	(12,426)	(19,000)

Long-term debt less unamortized debt issuance costs, net of current portion	$216,468	$213,396

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2020:

•	$19.0 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR rate borrowings;

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2020 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended June 30,	(Dollars in thousands)
2021	$19,000
2022	—
2023	—
2024	216,341
2025	—
Thereafter	—

$235,341

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

We have incurred significant impairment losses with regards to our indefinite-lived intangible assets. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations. For the interim period ended March 31, 2020, the impairments were driven by declines in 2020 revenue from the impact of the COVID-19 pandemic and an increase in the WACC. There were no indications of impairment during the interim period ended June 30, 2020. While the impairment charges are non-cash in nature and do not violate the covenants on our debt agreements, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and six months ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.

August 7, 2020

By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 7, 2020

By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)