Form 10-Q
period 2020-09-30
SALEM MEDIA GROUP, INC. /DE/
filed 2020-11-13
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 4, 2020
Common Stock, $0.01 par value per share	21,129,667 shares

Class B	Outstanding at November 4, 2020
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2019 (Note 1)	September 30, 2020 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6	$19,298
Trade accounts receivable (net of allowances of $10,947 in 2019 and $13,399 in 2020)	30,824	24,223
Unbilled revenue	2,749	2,875
Other receivables	1,352	1,128
Inventories (net of reserves of $1,271 in 2019 and $1,447 in 2020)	717	618
Prepaid expenses	5,890	7,233
Assets held for sale	185	3,334

Total current assets	41,723	58,709

Notes receivable (net of allowance of $954 in 2019 and $477 in 2020)	667	792
Property and equipment (net of accumulated depreciation of $173,122 in 2019 and $177,732 in 2020)	87,673	80,723
Operating lease right-of-use assets	54,550	49,002
Financing lease right-of-use assets	180	126
Broadcast licenses	337,858	319,773
Goodwill	23,998	23,757
Other indefinite-lived intangible assets	260	—
Amortizable intangible assets (net of accumulated amortization of $55,617 in 2019 and $58,195 in 2020)	7,100	4,719
Deferred financing costs	224	226
Other assets	4,197	2,790

Total assets	$558,430	$540,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,468	$2,978
Accrued expenses	9,395	9,157
Accrued compensation and related expenses	7,895	9,797
Accrued interest	1,262	4,884
Contract liabilities	9,493	14,713
Deferred rent income	110	112
Income taxes payable	531	561
Current portion of operating lease liabilities	8,485	8,958
Current portion of financing (capital) lease liabilities	69	56
Current portion of long-term debt	12,426	16,600

Total current liabilities	53,134	67,816

Long-term debt, less current portion	216,468	213,580
Operating lease liabilities, less current portion	54,050	49,052
Financing (capital) lease liabilities, less current portion	124	86
Deferred income taxes	38,778	69,732
Contract liabilities, long-term	1,744	1,818
Deferred rent income, less current portion	3,956	3,887
Other long-term liabilities	513	2,767

Total liabilities	368,767	408,738

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,129,667 and 23,447,317 issued and outstanding at December 31, 2019 and September 30, 2020, respectively	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2019 and September 30, 2020	56	56
Additional paid-in capital	246,680	246,953
Accumulated deficit	(23,294)	(81,351)
Treasury stock, at cost (2,317,650 shares at December 31, 2019 and September 30, 2020)	(34,006)	(34,006)

Total stockholders’ equity	189,663	131,879

Total liabilities and stockholders’ equity	$558,430	$540,617

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Net broadcast revenue	$47,679	$45,391	$142,854	$130,041
Net digital media revenue	9,149	9,808	29,349	28,355
Net publishing revenue	7,288	5,442	17,062	13,366

Total net revenue	64,116	60,641	189,265	171,762

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $454 and $447 for the three months ended September 30, 2019 and 2020, respectively, and $1,426 and $1,313 for the nine months ended September 30, 2019 and 2020, respectively, paid to related parties)	37,310	34,283	111,466	104,704
Digital media operating expenses, exclusive of depreciation and amortization shown below	7,282	7,144	22,988	23,123
Publishing operating expenses, exclusive of depreciation and amortization shown below	6,517	5,814	17,112	16,443
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $27 and $18 for the three months ended September 30, 2019 and 2020, respectively, and $94 and $198 for the nine months ended September 30, 2019 and 2020, respectively, paid to related parties)	4,183	3,849	12,386	11,909
Depreciation	2,744	2,677	8,529	8,108
Amortization	1,147	751	3,567	2,578
Change in the estimated fair value of contingent earn-out consideration	(40)	(10)	(40)	(12)
Impairment of indefinite-lived long-term assets other than goodwill	1,915	—	1,915	17,254
Impairment of goodwill	—	—	—	307
Net (gain) loss on the disposition of assets	17,545	1,381	21,212	1,494

Total operating expenses	78,603	55,889	199,135	185,908

Operating income (loss)	(14,487)	4,752	(9,870)	(14,146)
Other income (expense):
Interest income	—	1	1	1
Interest expense	(4,410)	(4,024)	(13,206)	(12,069)
Gain on early retirement of long-term debt	—	—	426	49
Net miscellaneous income and (expenses)	—	1	19	(45)

Net income (loss) before income taxes	(18,897)	730	(22,630)	(26,210)
Provision for income taxes	1,108	401	697	31,180

Net income (loss)	$(20,005)	$329	$(23,327)	$(57,390)

Basic loss per share data:
Basic loss per share	$(0.75)	$0.01	$(0.88)	$(2.15)
Diluted loss per share data:
Diluted loss per share	$(0.75)	$0.01	$(0.88)	$(2.15)
Basic weighted average shares outstanding	26,616,696	26,683,363	26,442,791	26,683,363

Diluted weighted average shares outstanding	26,616,696	27,791,353	26,442,791	26,683,363

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2019	23,447,317	$227	5,553,696	$56	$246,680	$(23,294)	$(34,006)	$189,663
Stock-based compensation	—	—	—	—	103	—	—	103
Cash distributions	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	(55,204)	—	(55,204)

Stockholders’ equity, March 31, 2020	23,447,317	$227	5,553,696	$56	$246,783	$(79,165)	$(34,006)	$133,895

Distributions per share	$0.025		$0.025

Stock-based compensation	—	—	—	—	96	—	—	96
Net loss	—	—	—	—	—	(2,515)	—	(2,515)

Stockholders’ equity, June 30, 2020	23,447,317	$227	5,553,696	$56	$246,879	$(81,680)	$(34,006)	$131,476

Stock-based compensation	—	—	—	—	74	—	—	74

Net income	—	—	—	—	—	329	—	329

Stockholders’ equity, September 30, 2020	23,447,317	$227	5,553,696	$56	$246,953	$(81,351)	$(34,006)	$131,879

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Earnings	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2018	22,950,066	$227	5,553,696	$56	$245,220	$10,372	$(34,006)	$221,869
Stock-based compensation	—	—	—	—	176	—	—	176
Cash distributions	—	—	—	—	—	(1,702)	—	(1,702)
Net income	—	—	—	—	—	322	—	322

Stockholders’ equity, March 31, 2019	22,950,066	$227	5,553,696	$56	$245,396	$8,992	$(34,006)	$220,665

Distributions per share	$0.065		$0.065

Stock-based compensation	—	—	—	—	936	—	—	936
Options exercised	200	—	—	—	—	—	—	—
Lapse of restricted shares	389,061	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	(1,728)	—	(1,728)
Net loss	—	—	—	—	—	(3,644)	—	(3,644)

Stockholders’ equity, June 30, 2019	23,339,327	$227	5,553,696	$56	$246,332	$3,620	$(34,006)	$216,229

Distributions per share	$0.065		$0.065

Stock-based compensation	—	—	—	—	177	—	—	177
Options exercised	—	—	—	—	—	—	—	—
Lapse of restricted shares	41,323	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	(1,730)	—	(1,730)
Net loss	—	—	—	—	—	(20,005)	—	(20,005)

Stockholders’ equity, September 30, 2019	23,380,650	$227	5,553,696	$56	$246,509	$(18,115)	$34,006)	$194,671

Distributions per share	$0.065		$0.065

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2020
OPERATING ACTIVITIES
Net loss	$(23,327)	$(57,390)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	1,289	273
Depreciation and amortization	12,096	10,686
Amortization of deferred financing costs	766	675
Non-cash lease expense	6,735	6,745
Accretion of acquisition-related deferred payments and contingent consideration	2	—
Provision for bad debts	1,407	4,122
Deferred income taxes	487	30,954
Change in the estimated fair value of contingent earn-out consideration	(40)	(12)
Impairment of indefinite-lived long-term assets other than goodwill	1,915	17,254
Impairment of goodwill	—	307
Gain on early retirement of long-term debt	(426)	(49)
Net (gain) loss on the disposition of assets	21,212	1,494
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(2,363)	2,565
Inventories	(372)	99
Prepaid expenses and other current assets	338	(1,343)
Accounts payable and accrued expenses	4,504	5,871
Operating lease liabilities	(7,983)	(6,396)
Contract liabilities	(1,710)	5,274
Deferred rent income	(130)	(268)
Other liabilities	(16)	2,254
Income taxes payable	87	30

Net cash provided by operating activities	14,471	23,145

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(6,064)	(3,565)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(3)	(140)
Purchases of broadcast assets and radio stations	(35)	—
Purchases of digital media businesses and assets	(1,250)	(400)
Proceeds from sale of assets	4,202	188
Other	(725)	2,010

Net cash used in investing activities	(3,875)	(1,907)

FINANCING ACTIVITIES
Payments to repurchase 6.75% Senior Secured Notes	(6,123)	(3,392)
Proceeds from borrowings under ABL Facility	86,367	38,626
Payments on ABL Facility	(87,962)	(34,452)
Refund (payments) of debt issuance costs	(43)	(124)
Payments on financing lease liabilities	(65)	(52)
Payment of cash distribution on common stock	(5,160)	(667)
Book overdraft	2,280	(1,885)

Net cash used in financing activities	(10,706)	(1,946)

Net increase (decrease) in cash and cash equivalents	(110)	19,292
Cash and cash equivalents at beginning of year	117	6

Cash and cash equivalents at end of period	$7	$19,298

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2020

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$8,568	$7,731
Cash paid for interest on finance lease liabilities	$7	$6
Cash paid for income taxes	$122	$196
Other supplemental disclosures of cash flow information:
Barter revenue	$4,113	$2,152
Barter expense	$3,673	$1,971
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$3	$140
Deferred payments on acquisitions	$—	$708
Right-of-use assets acquired through operating leases	$1,854	$2,715
Right-of-use assets acquired through financing leases	$14	$—
Non-cash capital expenditures for property & equipment acquired under trade agreements	$—	$4

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. We experienced declining revenues from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spend due to the outbreak and stay-at-homestay-at-home orders that effectively shut many businesses down. This was particularly true within our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions and in our publishing segment that sells books in retail stores and through live events.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. Although advertising revenue continues to improve from the lowest point during April and May of this year, it remains significantly below the prior year. The exact timing and pace of the recovery is not determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay-at-home orders. We are taking all precautionary safety measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

Future availability under our credit facility is contingent upon our eligible receivable balance that is negatively impacted by lower revenues and longer days to collect. Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our Asset Based Loan (“ABL”) Facility declined from $26.4 million at December 31, 2019 to $22.2 million at September 30, 2020, of which $16.6 million was outstanding at September 30, 2020 compared to $12.4 million outstanding at December 31, 2019. In response to these developments, beginning in March and continuing to date, we have implemented several measures to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

•	limiting capital expenditures except for emergency-only requirements;

•	reducing all discretionary spending, including travel and entertainment;

•	eliminating open positions and freezing new hires;

•	reducing staffing levels;

•	implementing temporary company-wide pay cuts ranging from 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees that are non-essential at this time;

•	temporarily suspending the company 401K match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors;

•	offering early payment discounts to certain customers in exchange for advance cash payments;

•	offering extended payment terms of up to 90 days to limit cancellations and entice new business;

•	considering sales-leaseback of owned facilities; and

•	suspending the payment of distributions on our common stock indefinitely.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. We have utilized certain benefits of the CARES Act, including:

•	the deferral of all employer FICA taxes beginning in April 2020 for the remainder of 2020, with 50% payable in December 2021 and the remainder payable in December 2022; and

•	relaxation of interest expense deduction limitation for income tax purposes.

We reforecast our anticipated results extending through November 2021. Our reforecast includes the impact of certain of these cost-cutting measures. We may consider sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities, together with cash on hand, allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at September 30, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of these financial statements.

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

The ultimate impact of these disruptions, including the extent of their adverse impact on our financial and operating results, will be affected by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that have been or may be imposed in response to the pandemic. Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising customers and consumer behavior.

Cyber Incident

On August 7, 2020, we detected a ransomware attack impacting certain of our operational and information technology systems. We launched an investigation, notified law enforcement and engaged the services of specialized incident response professionals. We have recovered many of our business systems and critical operational data. Based on our investigation, the incident has not had a material impact on our business, operations or financial condition. We believe that our cyber insurance coverage is commensurate with our size and the nature of its operations.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of Salem include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Information with respect to the three and nine months ended September 30, 2020 and 2019 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2019. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which is also effective with the adoption of ASU 2016-13. In October 2019, the FASB voted to delay the implementation date for certain companies, including those, such as Salem, that qualify as a smaller reporting company under SEC rules, until January 1, 2023. We will adopt this ASU on its effective date of January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

NOTE 3. RECENT TRANSACTIONS

During the nine months ended September 30, 2020, we completed or entered into the following transactions:

Debt Transactions

On April 7, 2020, we amended the Asset Based Loan (“ABL”) Facility to increase the advance rate on eligible accounts receivable from 85% to 90% and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate that may include SOFR due to LIBOR being scheduled to be discontinued at the end of calendar year 2021.

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

Acquisitions

On September 15, 2020, we acquired the Hyper Pixels Media website and related assets for $1.1 million in cash. We paid $0.4 million in cash upon closing with deferred payments of $0.4 million due January 31, 2021 and $0.3 million due September 15, 2021. We recorded goodwill of approximately $0.1 million associated with the expected synergies to be realized upon combining the operations of Journeyboxmedia.com into our digital media platform within Salem Web Network (“SWN”) and from brand loyalty from its existing subscriber base that is not a separately identifiable intangible asset. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

A summary of our business acquisitions and asset purchases during the nine months ended September 30, 2020, none of which were individually or in the aggregate material to our Condensed Consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
September 15, 2020	Hyper Pixels (business acquisition)	$1,108

		$1,108

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

Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $0.1 million during the nine-month period ended September 30, 2020 compared to $48,000 during the same period of the prior year, which are included in unallocated corporate expenses or broadcast operating expense based on the nature of the acquisition in the accompanying Condensed Consolidated Statements of Operations.

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

The following table summarizes the total acquisition consideration for the nine months ended September 30, 2020:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$400
Deferred payments	700
Closing costs accrued for business acquisitions	8

Total purchase price consideration	$1,108

The fair value of the net assets acquired was allocated as follows:

	Net Digital Media Assets Acquired	Net Total Assets Acquired
Assets
Property and equipment	$866	$866
Goodwill	66	66
Customer lists and contracts	179	179
Domain and brand names	18	18

	$1,129	$1,129

Liabilities
Contract liabilities	$(21)	$(21)

	$1,108	$1,108

Divestitures

On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash. We recognized an estimated pre-tax loss of approximately $1.5 million during the three months ended December 31, 2019, which reflects the sale price as compared to the carrying value of the assets less the estimated closing costs.

Pending Transactions

On September 10, 2020, we entered an Asset Purchase Agreement (“APA”) to sell radio station WKAT-AM and an FM translator in Miami, Florida, for $3.5 million in cash. We will exit the Miami market upon the close of this transaction. We entered a Local Marketing Agreement (“LMA”) under which the buyer will begin programming the station in November 2020. We recognized an estimated pre-tax loss of $1.4 million during the three-month period ended September 30, 2020, which reflects the sale price as compared to the carrying value of the assets sold, the estimated closing costs, and the write-off of the remaining Miami assets as a result of exiting this market. This transaction is subject to the approval of the FCC and is expected to close later in 2021.

On February 5, 2020, we entered an APA with Word Broadcasting to sell radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with a $250,000 credit applied to the sale price if closing occurred before March 31, 2020. Additionally, Word Broadcasting would receive a credit toward the purchase price of a sum equal to the monthly fees paid under a Time Brokerage Agreement (“TBA”) that began in January 2017 for months 4-29 of the TBA and a sum equal to $2,000 per month for each monthly fee payment for months 30 and thereafter of the TBA; and a credit of the $450,000 option payment. Due to changes in debt markets, the transaction was not funded, and it is uncertain when, or if, the transaction will close. Word Broadcasting continues to program the stations under the TBA.

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

At September 30, 2020, our estimated contingent earn-out liability was $7,000 compared to $19,000 at December 31, 2019. The changes in our estimate of the contingent earn-out liability reflect volatility from variables, including revenue growth, page views or session time. We made no cash payments for contingent earn-out consideration during the nine months ended September 30, 2020.

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

Book Sales. We recognize revenue from the sale of books upon shipment, which represents the point in time that control is transferred to the customer thereby completing the performance obligation. Revenue is recorded at the gross amount due from the customer, net of estimated sales returns and allowances based on our historical experience. Print-based consumer books are sold on a fully returnable basis. We do not record assets or inventory for the value of returned books as they are considered “used” regardless of the condition upon return. Our experience with unsold or returned books is that their resale value is not significant and they are often destroyed or disposed of.

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

Trade and barter revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(Dollars in thousands)
Net broadcast barter revenue	$1,366	$444	$4,080	$2,118
Net digital media barter revenue	—	—	—	—
Net publishing barter revenue	17	3	33	34

Net broadcast barter expense	$1,199	$413	$3,667	$1,971
Net digital media barter expense	—	—	—	—
Net publishing barter expense	5	—	6	—

Contract Assets

Contract Assets - Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commissions are periodically reviewed for impairment. At September 30, 2020, our prepaid commission expense was $0.7 million.

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

Significant changes in our contract liabilities balances during the period are as follows:

	Short-Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2020	$9,493	$1,744
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(6,123)	—
Additional amounts recognized during the period	21,022	678
Revenue recognized during the period that was recorded during the period	(10,283)	—
Transfers	604	(604)

Balance, end of period September 30, 2020	$14,713	$1,818

Amount refundable at beginning of period	$9,403	$1,744
Amount refundable at end of period	$14,648	$1,818

We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2021	$14,713
2022	618
2023	689
2024	266
2025	128
Thereafter	117

$16,531

The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Nine Months Ended September 30, 2020
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$35,536	$—	$—	$35,536
Block Programming - Local	18,211	—	—	18,211
Spot Advertising - National	10,179	—	—	10,179
Spot Advertising - Local	28,630	—	—	28,630
Infomercials	750	—	—	750
Network	13,505	—	—	13,505
Digital Advertising	10,676	14,473	216	25,365
Digital Streaming	1,981	2,611	—	4,592
Digital Downloads and eBooks	3,049	4,291	960	8,300
Subscriptions	868	6,679	519	8,066
Book Sales and e-commerce, net of estimated sales returns and allowances	1,128	108	6,849	8,085

Self-Publishing Fees	—	—	3,860	3,860
Print Advertising	1	—	278	279
Other Revenues	5,527	193	684	6,404

	$130,041	$28,355	$13,366	$171,762

Timing of Revenue Recognition
Point in Time	$128,157	$28,319	$13,366	$169,842
Rental Income (1)	1,884	36	—	1,920

	$130,041	$28,355	$13,366	$171,762

	Nine Months Ended September 30, 2019
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming - National	$36,517	$—	$—	$36,517
Block Programming - Local	22,867	—	—	22,867
Spot Advertising - National	11,956	—	—	11,956
Spot Advertising - Local	38,467	—	—	38,467
Infomercials	1,091	—	—	1,091
Network	13,923	—	—	13,923
Digital Advertising	8,558	15,136	290	23,984
Digital Streaming	557	2,947	—	3,504
Digital Downloads and eBooks	—	4,196	1,232	5,428
Subscriptions	825	6,076	581	7,482
Book Sales and e-commerce, net of estimated sales returns and allowances	294	468	9,342	10,104
Self-Publishing Fees	—	—	4,258	4,258
Print Advertising	25	—	474	499
Other Revenues	7,774	526	885	9,185

	$142,854	$29,349	$17,062	$189,265

Timing of Revenue Recognition
Point in Time	$141,161	$29,301	$17,062	$187,524
Rental Income (1)	1,693	48	—	1,741

	$142,854	$29,349	$17,062	$189,265

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

Significant Financing Component

The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between October 1, 2021 and September 30, 2025. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC 606.

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

NOTE 6. INVENTORIES

Inventories consist books from Regnery® Publishing. Inventories are valued at the lower of cost or net realizable value as determined on a First-In First-Out cost method net of estimated reserves for obsolescence.

The following table provides details of inventory on hand:

	December 31, 2019	September 30, 2020
	(Dollars in thousands)
Book inventories	$1,988	$2,065
Reserve for obsolescence	(1,271)	(1,447)

Inventory, net	$717	$618

NOTE 7. PROPERTY AND EQUIPMENT

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment.

The following is a summary of the categories of our property and equipment:

	As of December 31, 2019	As of September 30, 2020
	(Dollars in thousands)
Land	$30,936	$30,253
Buildings	30,283	28,946
Office furnishings and equipment	36,855	36,610
Antennae, towers and transmitting equipment	78,312	77,874
Studio, production and mobile equipment	30,164	28,996
Computer software and website development costs	29,595	32,637
Record and tape libraries	17	17
Automobiles	1,509	1,514
Leasehold improvements	18,834	18,207
Construction-in-progress	4,290	3,401

	$260,795	$258,455
Less accumulated depreciation	(173,122)	(177,732)

	$87,673	$80,723

Depreciation expense was approximately $2.7 million and $2.7 million for the three months ended September 30, 2020 and 2019, respectively and $8.1 million and $8.5 million for the nine months ended September 30, 2020 and 2019, respectively. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the three and nine-months ended September 30, 2020.

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

Due to the adverse economic impact of the COVID-19 pandemic, we began negotiating with landlords in April 2020 to obtain rent concessions in order to improve short-term liquidity. We withheld portions of and/or delayed payments to landlords as we negotiated terms. Total payments withheld at September 30, 2020 were approximately $0.3 million and are included in current lease liabilities. Additional negotiations of payment terms are still in process.

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

For qualifying rent abatement concessions, we recorded negative lease expense for abatement during the period of relief. During the nine months ended September 30, 2020, we recognized negative lease expense related to rent abatement concessions of $0.3 million. Additionally, we deferred cash payments of $0.6 million as of September 30, 2020 that are included in short-term and long-term operating lease liabilities as applicable based on repayment terms that range from October 2020 through December 2024.

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	September 30, 2020
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$7,186	$41,816	$49,002
Operating lease liabilities (current)	$1,054	$7,904	$8,958
Operating lease liabilities (non-current)	6,408	42,644	49,052

Total operating lease liabilities	$7,462	$50,548	$58,010

Weighted Average Remaining Lease Term
Operating leases	8.4 years
Finance leases	2.8 years
Weighted Average Discount Rate
Operating leases	7.89%
Finance leases	4.57%

Lease Expense

The components of lease expense were as follows:

Nine Months Ended September 30, 2020
(Dollars in thousands)
Amortization of finance lease ROU Assets	$54
Interest on finance lease liabilities	6

Finance lease expense	60
Operating lease expense	10,720
Variable lease expense	558
Short-term lease expense	460

Total lease expense	$11,798

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2020
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,533
Operating cash flows from finance leases	4
Financing cash flows from finance leases	52
Leased assets obtained in exchange for new operating lease liabilities	2,715
Leased assets obtained in exchange for new finance lease liabilities	—

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2020, are as follows:

	Related Parties	Other Operating Leases	Total Operating Leases	Finance Leases	Total
	(Dollars in thousands)
2021	$1,624	$11,409	$13,033	$60	$13,093
2022	1,606	10,876	12,482	47	12,529
2023	1,319	9,828	11,147	32	11,179
2024	1,016	7,492	8,508	11	8,519
2025	1,028	5,971	6,999	1	7,000
Thereafter	4,323	27,187	31,510	0	31,510

Undiscounted Cash Flows	$10,916	$72,763	$83,679	$151	$83,830

Less: imputed interest	(3,454)	(22,215)	(25,669)	(9)	(25,678)

Total	$7,462	$50,548	$58,010	$142	$58,152

Reconciliation to lease liabilities:
Lease liabilities - current	$1,054	$7,904	$8,958	$56	$9,014
Lease liabilities - long-term	6,408	42,644	49,052	86	49,138

Total Lease Liabilities	$7,462	$50,548	$58,010	$142	$58,152

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

We performed an interim review of broadcast licenses during the three months ended March 31, 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. Based on our assessment, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 11 of our market clusters. During the three months ended September 30, 2020 we performed an additional interim review of broadcast license for impairment due to industry forecasts showing that revenue was improving at a lower rate than originally expected. While we believe that revenue will recover from the rapid revenue decline due to the COVID-19 pandemic, the recovery will be longer than expected due to extended and reinstated stay-at-home orders that unfavorably impact the economy. We retested 11 of our market clusters based on the lower margin between the recent fair value estimate and the carrying value. The results of our interim impairment reviews are shown below.

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

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for the broadcast licenses subject to testing were as follows:

Broadcast Licenses	December 31, 2019	March 31, 2020	September 30, 2020
Risk-adjusted discount rate	9.0%	9.5%	8.5%
Operating profit margin ranges	4.0% - 33.8%	4.6% - 33.8%	4.3% - 33.3%
Long-term revenue growth rates	0.7% - 1.1%	0.8% - 1.1%	0.2% - 1.1%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we determined that the carrying value of broadcast licenses in 7 of our market clusters were impaired as of the interim testing period ended March 31, 2020. We recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento and Tampa as of the interim testing period ended March 31, 2020. The impairment charges were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations. There were no impairment charges recorded during the three months ended September 30, 2020.

The table below presents the results of our interim impairment testing under the start-up income approach at March 31, 2020 and September 30, 2020:

Market Cluster	Excess Fair Value March 31, 2020 Estimate	Excess Fair Value September 30, 2020 Estimate
Boston, MA	4.8%	5.6%
Chicago, IL	(9.0%)	8.5%
Cleveland, OH	(18.4%)	6.5%
Dallas, TX	8.5%	11.8%
Louisville, KY	(21.8%)	13.8%
New York, NY	7.3%	15.9%
Philadelphia, PA	(13.1%)	5.1%
Portland, OR	(14.8%)	10.1%
Sacramento, CA	(9.6%)	4.6%
San Francisco, CA	1.2%	7.0%
Tampa, FL	(28.0%)	20.5%

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

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2019	Nine Months Ended September 30, 2020
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$484,691	$441,143
Accumulated loss on impairment, beginning of period	(108,375)	(103,285)

Balance after cumulative loss on impairment, beginning of period	376,316	337,858

Acquisitions of radio stations	617	—
Acquisitions of FM translators and construction permits	35	—
Capital projects	300	—
Dispositions of radio stations	(36,502)	(1,091)
Impairments based on the estimated fair value of broadcast licenses	(2,908)	(16,994)

Balance, end of period after cumulative loss on impairment	$337,858	$319,773

Balance, end of period before cumulative loss on impairment	$441,143	$440,052
Accumulated loss on impairment, end of period	(103,285)	(120,279)

Balance, end of period after cumulative loss on impairment	$337,858	$319,773

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

We performed an interim review of goodwill during the three months ended March 31, 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We assessed a variety of factors, including media industry forecasts and the amount by which the prior estimated fair value exceeded the carrying value including goodwill. The results of our interim impairment analysis are described further below.

We re-evaluated these factors as of the interim period ending September 30, 2020 to determine if it was more likely than not that assets are impaired. We concluded that there are no indications of impairment, mainly because of the difference between the most recent fair value estimates and the carrying value.

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

For the interim testing performed during the three months ended March 31, 2020, we engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value Salem Author Services for the purpose of evaluating if goodwill is impaired. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations for the reporting units subject to testing are as follows:

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

Goodwill	Twelve Months Ended December 31, 2019	Nine Months Ended September 30, 2020
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,818	$28,454
Accumulated loss on impairment	(2,029)	(4,456)

Balance, beginning of period after cumulative loss on impairment	26,789	23,998

Acquisitions of radio stations	—	—
Acquisitions of digital media entities	6	66
Disposition of radio stations	(29)	—
Disposition of digital media entities	(341)	—
Impairments based on the estimated fair value goodwill	(2,427)	(307)

Ending period balance	$23,998	$23,757

Balance, end of period before cumulative loss on impairment	28,454	28,520
Accumulated loss on impairment	(4,456)	(4,763)

Ending period balance	$23,998	$23,757

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

We performed an interim review of mastheads during the three months ended March 31, 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We assessed a variety of factors, including media industry forecasts and the amount by which the prior estimated fair value exceeded the carrying value. The results of our interim impairment analysis are described further below.

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

For the interim testing, we engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the fair value of mastheads using a Relief from Royalty method, a form of the income approach. The Relief from Royalty method estimates the fair value of mastheads through use of a discounted cash flow model that incorporates a hypothetical “royalty rate” that a third-party owner would be willing to pay in lieu of owning the asset. The royalty rate is based on observed royalty rates for comparable assets as of the measurement date. We adjust the selected royalty rate to account for a percentage of the royalty fee that could be attributed to the use of other intangibles, such as goodwill, time in existence, trade secrets and industry expertise. The adjusted royalty rate represents the royalty fee remaining that could be attributed to the use of the masthead only.

Pre-tax royalty income is based on a 10-year revenue forecast and assumed to carry on into perpetuity. Revenue beyond the projection period (terminal year) is based on estimated long-term industry growth rates. The analysis also incorporates the present value of the tax amortization benefit associated with mastheads. The key estimates and assumptions are as follows:

Mastheads	December 31, 2019	March 31, 2020
Risk-adjusted discount rate	10.0%	10.5%
Long-term revenue growth rates	(4.0%) – (1.0%)	(1.0%) - (25.0%)
Royalty rate	3.00%	3.00%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we recorded an impairment charge to mastheads of $0.3 million as of the interim testing period ended March 31, 2020. The impairment charge was driven by decreases in the projected long-term revenue growth rates for the print magazine industry and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations. The impairment charge during the three months ended March 31, 2020 reduced the value of our mastheads to zero eliminating subsequent testing.

NOTE 12. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of September 30, 2020
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,012	$(22,371)	$1,641
Domain and brand names	20,350	(18,806)	1,544
Favorable and assigned leases	2,188	(1,939)	249
Subscriber base and lists	9,886	(8,863)	1,023
Author relationships	2,771	(2,726)	45
Non-compete agreements	2,041	(1,917)	124
Other amortizable intangible assets	1,666	(1,573)	93

	$62,914	$(58,195)	$4,719

	As of December 31, 2019
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,833	$(21,823)	$2,010
Domain and brand names	20,332	(17,727)	2,605
Favorable and assigned leases	2,188	(1,920)	268
Subscriber base and lists	9,886	(8,251)	1,635
Author relationships	2,771	(2,609)	162
Non-compete agreements	2,041	(1,798)	243
Other amortizable intangible assets	1,666	(1,489)	177

	$62,717	$(55,617)	$7,100

Amortization expense was approximately $0.8 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively and $2.6 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. Based on the amortizable intangible assets as of September 30, 2020, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2020 (Oct – Dec)	$702
2021	1,846
2022	1,209
2023	675
2024	82
Thereafter	205

Total	$4,719

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

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (vii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default. At September 30, 2020, we were, and we remain, in compliance with all of the covenants under the Indenture.

Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of September 30, 2020, accrued interest on the Notes was $4.9 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and nine months ended September 30, 2020, $0.2 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and nine months ended September 30, 2019, $0.2 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. Due to the adverse economic conditions resulting from the COVID-19 pandemic and the need to conserve cash, we are unlikely to repurchase Notes at least through the remainder of 2020.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
January 30, 2020	$2,250	$2,194	97.50%	$34	$22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	49	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	36	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$38,659	$35,586		$706	$2,367

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

The ABL Facility is a five-year $30.0 million revolving credit facility due March 1, 2024, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue interest at a rate equal to a base rate or LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings.

We amended the ABL on April 7, 2020 to increase the advance rate on eligible accounts receivable and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate that may include SOFR rate due to LIBOR being scheduled to be discontinued at the end of calendar year 2021.

Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of September 30, 2020, the amount available under the ABL was $22.2 million of which $16.6 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At September 30, 2020, we were, and we remain, in compliance with all of the covenants under Credit Agreement. We incurred debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and nine months ended September 30, 2020, $30,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL was amortized to interest expense. During the three and nine months ended September 30, 2019, $50,000 and $0.2 million, respectively, of debt issue costs associated with the ABL was amortized to interest expense. At September 30, 2020, the blended interest rate on amounts outstanding under the ABL Facility was 2.50%.

We report outstanding balances on the ABL Facility as short-term regardless of the maturity date based on use of the ABL Facility to fund ordinary and customary operating cash needs with frequent repayments. We believe that our borrowing capacity under the ABL Facility allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. At September 30, 2020, we were, and we remain, in compliance with all of the covenants under the Credit Agreement.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2019	As of September 30, 2020
	(Dollars in thousands)
6.75% Senior Secured Notes	$219,836	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(3,368)	(2,761)

6.75% Senior Secured Notes net carrying value	216,468	213,580

Asset-Based Revolving Credit Facility principal outstanding	12,426	16,600

Long-term debt less unamortized debt issuance costs	$228,894	$230,180

Less current portion	(12,426)	(16,600)

Long-term debt less unamortized debt issuance costs, net of current portion	$216,468	$213,580

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2020:

•	$16.6 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR borrowings;

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2020 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended September 30,	(Dollars in thousands)
2021	$16,600
2022	—
2023	—
2024	216,341
2025	—
Thereafter	—

$232,941

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

As of September 30, 2020, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at September 30, 2020 was $216.3 million compared to the estimated fair value of $189.3 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	September 30, 2020
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Estimated fair value of other indefinite-lived intangible assets	$—	—	—	$—
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	7	—	—	7
Long-term debt less unamortized debt issuance costs	230,180	—	201,408	—

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

As a result of our adjusted cumulative three-year pre-tax book loss as of September 30, 2020, we performed quarterly assessments of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment includes the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $36.8 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $37.1 million was recorded in the period ended March 31, 2020, which was reduced by $0.3 million in the period ended June 30, 2020, for a total valuation allowance of $49.8 million for the period ended September 30, 2020.

We recognized a tax provision from income taxes of $0.4 million for the three- month period ended September 30, 2020 compared to a tax provision of $1.1 million for the same period of the prior year. For the nine-month period ended September 30, 2020, we recognized a tax provision of $31.2 million compared to a tax provision of $0.7 million for the same period of the prior year. The provision for (benefit from) income taxes as a percentage of income before income taxes, or the effective tax rate, was 54.9% for the three-month period ended September 30, 2020 compared to (5.9)% for the same period of the prior year. The provision for (benefit from) income taxes as a percentage of income before income taxes, or the effective tax rate was (119.0)% for the nine-month period ended September 30, 2020 compared to 3.1% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (119.0%) is driven by increases in the valuation allowance of $24.5 million recorded against federal deferred tax assets relating to federal net operating loss carryforwards and $12.3 million of additional valuation allowance relating to state net operating loss carryforwards.

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

Valuation Allowance (Deferred Taxes)

For financial reporting purposes a valuation allowance of $49.8 million offsets deferred tax assets at September 30, 2020. We regularly review our financial forecasts to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on our estimate of the benefit the company will receive from such carryforwards. As a result of our adjusted cumulative three-year pre-tax book loss as of September 30, 2020, we performed quarterly assessments of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment includes the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $36.8 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $37.1 million was recorded in the period ended March 31, 2020, which was reduced by $0.3 million in the period ended June 30, 2020, for a total valuation allowance of $49.8 million for the period ended September 30, 2020.

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

The company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The company evaluates claims based on what we believe to be both probable and reasonably estimable. The company maintains insurance that may provide coverage for such matters. Consequently, the company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. The company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not materially adversely affect the company’s condensed consolidated financial position, results of operations or cash flows.

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

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 Compensation—Stock Compensation. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(Dollars in thousands)		(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$43	$30	$229	$122
Restricted stock shares compensation expense included in unallocated corporate expenses	100	—	523	—
Stock option compensation expense included in broadcast operating expenses	20	32	88	106
Restricted stock shares compensation expense included in broadcast operating expenses	—	—	383	—
Stock option compensation expense included in digital media operating expenses	12	12	58	44
Stock option compensation expense included in publishing operating expenses	2	—	8	1

Total stock-based compensation expense, pre-tax	$177	$74	$1,289	$273

Tax expense for stock-based compensation expense	(46)	(19)	(335)	(71)

Total stock-based compensation expense, net of tax	$131	$55	$954	$202

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019	September 30, 2020	September 30, 2020
Expected volatility	50.45%	50.07%	n/a	53.96%
Expected dividends	15.75%	14.91%	n/a	7.30%
Expected term (in years)	7.7	7.7	n/a	7.6
Risk-free interest rate	1.71%	1.83%	n/a	1.14%

Activity with respect to the company’s option awards during the nine months ended September 30, 2020 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2020	1,860,722	$4.39	$2.37	3.6 years	$—
Granted	743,000	1.37	0.35		—
Exercised	—	—	—		—
Forfeited or expired	(293,425)	5.67	3.85		$—

Outstanding at September 30, 2020	2,310,270	$3.26	$1.53	4.5 years	$—

Exercisable at September 30, 2020	1,199,020	$4.52	$2.30	2.5 years	$—

Expected to Vest	1,055,132	$3.29	$1.55	4.5 years	$—

Activity with respect to the company’s restricted stock awards during the nine months ended September 30, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2020	107,990	$1.85	1.67 years	$156
Granted	—	—	—	—
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2020	107,990	$1.85	0.92 years	$99

The aggregate intrinsic value represents the difference between the company’s closing price of common stock on September 30, 2020 of $0.92 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended September 30, 2020 and 2019 was $0.4 million and $0.7 million, respectively.

As of September 30, 2020, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 18. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.1 million and $0.3 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2020, respectively, in comparison to $0.2 million and $1.3 million of non-cash stock-based compensation expense having been recorded to additional paid-in capital for the three and nine months ended September 30, 2019, respectively.

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

Our church e-commerce websites, including SermonSearch™.com, ChurchStaffing.com, WorshipHouseMedia.com, SermonSpice™.com, WorshipHouseKids.com, Preaching.com, ChristianJobs.com, Youthworker.com, JourneyBoxMedia.com, Playblackmedia.com, and HyperPixelsMedia.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders.

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

The table below presents financial information for each operating segment as of September 30, 2020 and 2019 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2020
Net revenue	$45,391	$9,808	$5,442	$—	$60,641
Operating expenses	34,283	7,144	5,814	3,849	51,090

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$11,108	$2,664	$(372)	$(3,849)	$9,551

Depreciation	1,626	746	70	235	2,677
Amortization	4	537	210	—	751
Change in the estimated fair value of contingent earn-out consideration	—	(10)	—	—	(10)
Net (gain) loss on the disposition of assets	1,380	—	1	—	1,381

Net operating income (loss)	$8,098	$1,391	$(653)	$(4,084)	$4,752

Three Months Ended September 30, 2019
Net revenue	$47,679	$9,149	$7,288	$—	$64,116
Operating expenses	37,310	7,282	6,517	4,183	55,292

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the disposition of assets	$10,369	$1,867	$771	$(4,183)	$8,824

Depreciation	1,720	764	80	180	2,744
Amortization	8	929	210	—	1,147
Change in the estimated fair value of contingent earn-out consideration	—	(40)	—	—	(40)
Impairment of indefinite-lived long-term assets other than goodwill	1,915	—	—	—	1,915
Net (gain) loss on the disposition of assets	17,539	6	—	—	17,545

Net operating income (loss)	$(10,813)	$208	$481	$(4,363)	$(14,487)

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Nine Months Ended September 30, 2020
Net revenue	$130,041	$28,355	$13,366	$—	$171,762
Operating expenses	104,704	23,123	16,443	11,909	156,179

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the disposition of assets	$25,337	$5,232	$(3,077)	$(11,909)	$15,583

Depreciation	4,912	2,284	212	700	8,108
Amortization	18	1,928	631	1	2,578
Change in the estimated fair value of contingent earn-out consideration	—	(12)	—	—	(12)
Impairment of indefinite-lived long-term assets other than goodwill	16,994	—	260	—	17,254
Impairment of goodwill	184	10	105	8	307
Net (gain) loss on the disposition of assets	1,489	—	1	4	1,494

Net operating income (loss)	$1,740	$1,022	$(4,286)	$(12,622)	$(14,146)

Nine Months Ended September 30, 2019
Net revenue	$142,854	$29,349	$17,062	$—	$189,265
Operating expenses	111,466	22,988	17,112	12,386	163,952

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the disposition of assets	$31,388	$6,361	$(50)	$(12,386)	$25,313

Depreciation	5,399	2,302	289	539	8,529
Amortization	26	2,907	633	1	3,567

Change in the estimated fair value of contingent earn-out consideration	—	(40)	—	—	(40)
Impairment of indefinite-lived long-term assets other than goodwill	1,915	—	—	—	1,915
Net (gain) loss on the disposition of assets	20,951	260	1	—	21,212

Net operating income (loss)	$3,097	$932	$(973)	$(12,926)	$(9,870)

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2020
Inventories, net	$—	$—	$618	$—	$618
Property and equipment, net	65,438	6,490	763	8,032	80,723
Broadcast licenses	319,773	—	—	—	319,773
Goodwill	2,746	19,565	1,446	—	23,757
Other indefinite-lived intangible assets	—	—	—	—	—
Amortizable intangible assets, net	250	3,922	547	—	4,719

As of December 31, 2019
Inventories, net	$—	$—	$717	$—	$717
Property and equipment, net	72,816	6,127	801	7,929	87,673
Broadcast licenses	337,858	—	—	—	337,858
Goodwill	2,930	19,509	1,551	8	23,998
Other indefinite-lived intangible assets	—	—	260	—	260
Amortizable intangible assets, net	268	5,653	1,178	1	7,100

NOTE 20. SUBSEQUENT EVENTS

On October 20, 2020, we entered into the fourth amendment to our ABL that provides for a one-time waiver with respect to the current covenant testing period that allows the covenant trigger event date be the first day after the availability on the ABL had equaled or exceeded (1) 15% of the maximum revolver amount and (2) $4.5 million and a waiver permitting the July financial statements to be issued on or before September 30, 2020 due to delays caused by a ransomware attack.

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

•

the impact of regulatory rules or proceedings that may affect our business from time to time, and the future write-off of any material portion of the fair value of our FCC broadcast licenses and goodwill.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case revenue is reported net of the commission retained by the agency. During the nine months ended September 30, 2020, 98% of our broadcast revenue was sold for cash as compared to 97% during the same period of the prior year.

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

Known Trends and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. We experienced declining revenues from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spend due to the outbreak and stay-at-home orders that effectively shut many businesses down. This was particularly true within our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions and in our publishing segment that sells books in retail stores and through live events.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. Although advertising revenue continues to improve from the lowest point during April and May of this year, it remains significantly below the prior year. The exact timing and pace of the recovery is not determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay-at-home orders. We are taking all precautionary safety measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

Future availability under our credit facility is contingent upon our eligible receivable balance that is negatively impacted by lower revenues and longer days to collect. Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our Asset Based Loan (“ABL”) Facility declined from $26.4 million at December 31, 2019 to $22.2 million at September 30, 2020, of which $16.6 million was outstanding at September 30, 2020 compared to $12.4 million outstanding at December 31, 2019. In response to these developments, beginning in March and continuing to date, we have implemented several measures to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

•	limiting capital expenditures except for emergency-only requirements;

•	reducing all discretionary spending, including travel and entertainment;

•	eliminating open positions and freezing new hires;

•	reducing staffing levels;

•	implementing temporary company-wide pay cuts ranging from 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees that are non-essential at this time;

•	temporarily suspending the company 401K match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors;

•	offering early payment discounts to certain customers in exchange for advance cash payments;

•	offering extended payment terms of up to 90 days to limit cancellations and entice new business;

•	considering sales-leaseback of owned facilities; and

•	suspending the payment of distributions on our common stock indefinitely.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. We have utilized certain benefits of the CARES Act, including:

•	the deferral of all employer FICA taxes beginning in April 2020 for the remainder of 2020, with 50% payable in December 2021 and the remainder payable in December 2022; and

•	relaxation of interest expense deduction limitation for income tax purposes.

We reforecast our anticipated results extending through November 2021. Our reforecast includes the impact of certain of these cost-cutting measures. We may consider sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities, together with cash on hand, allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at September 30, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of these financial statements.

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

The ultimate impact of these disruptions, including the extent of their adverse impact on our financial and operating results, will be affected by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that have been or may be imposed in response to the pandemic. Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising customers and consumer behavior.

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

Our broadcast revenues are particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 10.8% and 9.3%, respectively, of our total net broadcast revenue during the nine-month period ended September 30, 2020 compared to 11.7% and 10.1%, respectively, of our total net broadcast revenue during the same period of the prior year.

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

We apply a similar methodology to our digital media and publishing group. Digital Media Operating Income is defined as net digital media revenue less digital media operating expenses. Publishing Operating Income (Loss) is defined as net publishing revenue less publishing operating expenses. Digital Media Operating Income and Publishing Operating Income (Loss) are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP financial performance measures is not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Operating Income (Loss) are useful non-GAAP financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of Digital Media Operating Income and Publishing Operating Income (Loss) are not necessarily comparable to similarly titled measures reported by other companies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$47,679	$45,391	$142,854	$130,041
Net broadcast revenue – acquisitions	—	—	—	—
Net broadcast revenue – dispositions	(1,328)	(24)	(4,342)	(72)
Net broadcast revenue – format change	(661)	(766)	(1,874)	(2,328)

Same Station net broadcast revenue	$45,690	$44,601	$136,638	$127,641

Reconciliation of Broadcast Operating Expenses to Same Station Broadcast Operating Expenses
Broadcast operating expenses	$37,310	$34,283	$111,466	$104,704
Broadcast operating expenses – acquisitions	—	—	—	(2)
Broadcast operating expenses – dispositions	(1,748)	—	(5,161)	(110)
Broadcast operating expenses – format change	(698)	(796)	(2,014)	(2,620)

Same Station broadcast operating expenses	$34,864	$33,487	$104,291	$101,972

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$10,369	$11,108	$31,388	$25,337
Station operating loss –acquisitions	—	—	—	2
Station operating (income) loss – dispositions	420	(24)	819	38
Station operating loss – format change	37	30	140	292

Same Station – Station Operating Income	$10,826	$11,114	$32,347	$25,669

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators is not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$47,679	$45,391	$142,854	$130,041
Less broadcast operating expenses	(37,310)	(34,283)	(111,466)	(104,704)

Station Operating Income	$10,369	$11,108	$31,388	$25,337

Net digital media revenue	$9,149	$9,808	$29,349	$28,355
Less digital media operating expenses	(7,282)	(7,144)	(22,988)	(23,123)

Digital Media Operating Income	$1,867	$2,664	$6,361	$5,232

Net publishing revenue	$7,288	$5,442	$17,062	$13,366
Less publishing operating expenses	(6,517)	(5,814)	(17,112)	(16,443)

Publishing Operating Income (Loss)	$771	$(372)	$(50)	$(3,077)

In the table below, we present a reconciliation of net income (loss), the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators is not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
	(Dollars in thousands)
Reconciliation of Net Income (Loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income (loss)	$(20,005)	$329	$(23,327)	$(57,390)
Plus provision for (benefit from) income taxes	1,108	401	697	31,180
Plus net miscellaneous income and (expenses)	—	(1)	(19)	45
Plus (gain) on early retirement of long-term debt	—	—	(426)	(49)
Plus interest expense, net of capitalized interest	4,410	4,024	13,206	12,069
Less interest income	—	(1)	(1)	(1)

Net operating income (loss)	$(14,487)	$4,752	$(9,870)	$(14,146)

Plus net (gain) loss on the disposition of assets	17,545	1,381	21,212	1,494
Plus change in the estimated fair value of contingent earn-out consideration	(40)	(10)	(40)	(12)
Plus impairment of indefinite-lived long-term assets other than goodwill	1,915	—	1,915	17,254
Plus impairment of goodwill	—	—	—	307
Plus depreciation and amortization	3,891	3,428	12,096	10,686
Plus unallocated corporate expenses	4,183	3,849	12,386	11,909

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$13,007	$13,400	$37,699	$27,492

Station Operating Income	$10,369	$11,108	$31,388	$25,337
Digital Media Operating Income	1,867	2,664	6,361	5,232
Publishing Operating Income (Loss)	771	(372)	(50)	(3,077)

	$13,007	$13,400	$37,699	$27,492

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Net income (loss)	$(20,005)	$329	$(23,327)	$(57,390)
Plus interest expense, net of capitalized interest	4,410	4,024	13,206	12,069
Plus provision for (benefit from) income taxes	1,108	401	697	31,180
Plus depreciation and amortization	3,891	3,428	12,096	10,686
Less interest income	—	(1)	(1)	(1)

EBITDA	$(10,596)	$8,181	$2,671	$(3,456)

Plus net (gain) loss on the disposition of assets	17,545	1,381	21,212	1,494
Plus change in the estimated fair value of contingent earn-out consideration	(40)	(10)	(40)	(12)
Plus impairment of indefinite-lived long-term assets other than goodwill	1,915	—	1,915	17,254
Plus impairment of goodwill	—	—	—	307
Plus net miscellaneous (income) and expenses	—	(1)	(19)	45
Plus (gain) on early retirement of long-term debt	—	—	(426)	(49)
Plus non-cash stock-based compensation	177	74	1,289	273
Plus ASC 842 lease adoption	—	—	171	—

Adjusted EBITDA	$9,001	$9,625	$26,773	$15,856

RESULTS OF OPERATIONS

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following factors affected our results of operations and cash flows for the three months ended September 30, 2020 as compared to the same period of the prior year:

Acquisitions, Divestitures and Other Transactions

Based on the timing of these transactions, our consolidated financial statements for the three months ended September 30, 2020 do not reflect the net revenues, operating expenses, depreciation and amortization expenses of the divested entities, whereas our consolidated financial statements for the three months ended September 30, 2019 do reflect the net revenues, operating expenses, depreciation and amortization expenses of the divested entities. Likewise, our condensed consolidated financial statements for the three months ended September 30, 2020 reflect the net revenues, operating expenses, depreciation and amortization expenses of acquired entities, whereas our condensed consolidated financial statements for the three months ended September 30, 2019 do not reflect the net revenues, operating expenses, depreciation and amortization expenses of acquired entities.

•	On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash.

•

On November 14, 2019, we sold nine radio stations, WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri for $8.7 million in cash.

•	On September 26, 2019, we sold four radio stations, WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida for $8.2 million in cash.

•	On September 18, 2019, we sold radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida for $0.9 million in cash.

Net Broadcast Revenue

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$47,679	$45,391	$(2,288)	(4.8)%	74.4%	74.9%
Same Station Net Broadcast Revenue	$45,690	$44,601	$(1,089)	(2.4)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,
	2019		2020
	(Dollars in thousands)
Block Programming:
National	$12,198	25.6%	$11,732	25.8%
Local	7,547	15.8	5,771	12.7

	19,745	41.4	17,503	38.5
Broadcast Advertising:
National	3,968	8.3	3,635	8.0
Local	12,781	26.8	9,485	20.9

	16,749	35.1	13,120	28.9
Station Digital (local)	3,738	7.8	7,754	17.1
Infomercials	340	0.8	214	0.5
Network	4,662	9.8	4,891	10.8
Other Revenue	2,445	5.1	1,909	4.2

Net Broadcast Revenue	$47,679	100.0%	$45,391	100.0%

Block programming revenue declined by $2.2 million, including a $1.8 million decline in local programming revenue and a $0.4 million decline in national programming revenue. Stations sold during 2019 accounted for $0.7 million of the decline in local programming and $0.1 million of the decline in national programming. We recorded early payment discounts of $0.2 million during the three months ended September 30, 2020 in exchange for advance cash payments. The remainder of the decline was due to the early payment discount offered to ministry partners, certain local programmers discontinuing their ministry efforts, sports programming that was cancelled due to the COVID-19 pandemic and competition from other broadcasters and podcasts that resulted in lost programs and lower rates.

Advertising revenue, net of agency commissions, declined by $3.6 million, including a $3.3 million decline in local advertising and a $0.3 million decline in national advertising revenue. Net of political, advertising revenue declined by $4.1 million of which $3.5 million was local and $0.6 million was national. Local advertising declined by $1.3 million on our Contemporary Christian Music format radio stations due to lower spot rates charged to compete with other broadcasters that offered lower rates, primarily in the Atlanta and Los Angeles markets, $0.8 million on our Christian Teaching and Talk format radio stations and $0.8 million on our News Talk format radio stations. The remainder of the decline was due to the impact of stations sold during 2019 and the impact of the COVID-19 pandemic, with several advertisers reducing or ceasing to advertise due to stay-at-home orders and limited capacity orders that have temporarily closed their businesses.

Local digital revenue, or digital revenue generated from our radio stations and broadcast networks, increased $4.0 million due to the growth of digital product offerings through Salem Surround, our national multimedia digital advertising agency providing digital marketing services to our customers and SalemNOW, a recently launched on-demand pay-per-view video steaming platform which contributed $2.5 million of the $4.0 million growth in revenue during the three months ended September 30, 2020. Our product offerings include social media campaigns, search engine optimization, retargeted advertising, and other services intended to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. There were no significant changes in digital rates as compared to the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, increased by $0.2 million including a $0.8 million increase in political advertising that was offset by a $0.6 million decline in national advertising revenue. National advertising is impacted by the COVID-19 pandemic that forced many businesses to close or reduce operating capacity.

Other revenue declined by $0.5 million due to the cancellation of live in-person events due to the COVID-19 pandemic.

On a Same Station basis, net broadcast revenue decreased $1.1 million, which reflects these items net of the impact of stations acquired, disposed of, or with format changes.

Net Digital Media Revenue

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$9,149	$9,808	$659	7.2%	14.3%	16.2%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended September 30,
	2019		2020
	(Dollars in thousands)
Digital Advertising, net	$4,820	52.7%	$5,213	53.2%
Digital Streaming	966	10.5	843	8.6
Digital Subscriptions	2,005	21.9	2,387	24.3
Digital Downloads	1,232	13.5	1,244	12.7
e-commerce	25	0.3	53	0.5
Other Revenues	101	1.1	68	0.7

Net Digital Media Revenue	$9,149	100.0%	$9,808	100.0%

National digital advertising revenue, net of agency commissions, increased by $0.4 million including a $0.6 million net increase from our conservative opinion websites within Townhall Media that was offset with a $0.2 million decline from Salem Web Network. Townhall Media generated $0.3 million of political advertising revenue as well and benefited from higher page views consistent with an election period. Declines in national digital from Salem Web Network are attributable to a loss of advertisers to digital programmatic advertisers such as Facebook and Google, lower programmatic advertising rates and to a loss of advertisers who reduced or eliminated advertising on political-content websites such as ours. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Because mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.1 million based on lower demand for content available from our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue increased $0.4 million including a $0.3 million increase in revenue from the launch of Townhall Media’s Townhall VIP, a new subscription service, and a $0.1 million net increase in subscribers to our financial newsletters from Eagle Financial Publications.

Digital download revenue from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com remained consistent to the same period of the prior year. There were no significant changes in rates as compared to the prior year.

E-commerce revenue increased from $25,000 to $53,000 due to a higher volume of sales with no change in rates as compared to the same period of the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. There were no changes in volume or rates as compared to the prior year.

Net Publishing Revenue

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$7,288	$5,442	$(1,846)	(25.3)%	11.4%	9.0%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended September 30,
	2019		2020
	(Dollars in thousands)
Book Sales	$6,129	84.1%	$4,310	79.2%
Estimated Sales Returns & Allowances	(1,958)	(26.9)	(1,322)	(24.3)

Net Book Sales	4,171	57.2	2,988	54.9
E-Book Sales	764	10.5	456	8.4
Self-Publishing Fees	1,533	21.0	1,407	25.8
Print Magazine Subscriptions	188	2.6	168	3.1
Print Magazine Advertisements	194	2.7	85	1.6
Digital Advertising	108	1.5	65	1.2
Other Revenue	330	4.5	273	5.0

Net Publishing Revenue	$7,288	100.0%	$5,442	100.0%

Net book sales declined by $1.2 million due to a lower volume of sales from Regnery® Publishing and Salem Author Services. Regnery® Publishing book sales reflect a 33% decrease in volume due to ongoing bookstore closures that was partially offset by a 1% increase in the average price per unit sold. Revenue from book sales through Regnery® Publishing is directly attributable to the number of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The decrease of $0.6 million to the estimated sales returns and allowances reflects the lower number of print books sold through Regnery® Publishing. The decline in book sales from Salem Author Services was due to authors choosing not to buy books because they could not be promoted at live events. There were no significant changes in sale prices as compared to the prior year.

Regnery® Publishing e-book sales decreased by $0.3 million with a 46% decrease in sales volume that was partially offset by a 12% increase in the average price per unit sold from sales incentives. E-book revenue also varies based on the composite mix of titles released and available in each period. Revenues vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.1 million due a decline in the number of authors with rates charged that were comparable to the prior year.

Declines in print magazine subscription revenues and advertising revenues reflect lower consumer demand and distribution levels. There were no significant changes in rates over the prior year.

Digital adverting revenue from Regnery® Publishing websites declined due to a lower demand due to the COVID-19 pandemic closing most bookstores with rates that are comparable to the same period of the prior year.

Other revenue includes change fees, video trailers, and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue declined $0.1 million due to lower demand.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$37,310	$34,283	$(3,027)	(8.1)%	58.2%	56.5%
Same Station Broadcast Operating Expenses	$34,864	$33,487	$(1,377)	(1.4)%

Broadcast operating expenses decreased by $3.0 million including $4.7 million in savings from cost reduction initiatives and $1.7 million in expense savings from stations sold during the prior year that were offset with a $3.4 million increase in costs from Salem

Surround and SalemNOW. We implemented several cost cutting measures in response to the economic impact of the COVID-19 pandemic that resulted in a $2.3 million reduction in employee-related costs from temporary pay cuts, layoffs and furloughs, a $1.3 million decline in discretionary advertising spending, a $0.7 million decline in event costs, a $0.4 million decline in travel and entertainment expenses, a $0.3 million decline in bad debt expense as a percent of revenue, a $0.2 million decline in music license fees and a $0.1 million decline in production and programming expense.

On a same-station basis, broadcast operating expenses decreased by $1.4 million. The decrease in broadcast operating expenses on a same station basis reflects the above described items net of the impact of start-up costs associated with station acquisitions, format changes and station dispositions.

Digital Media Operating Expenses

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$7,282	$7,144	$(138)	(1.9)%	11.4%	11.8%

The decrease in digital media operating expenses includes a $0.2 million decrease in support and hosting fees due to vendor concessions, a $0.2 million decrease in employee-related expenses due to temporary pay reductions implemented and a $0.1 million decrease in royalties offset by a $0.2 million increase in cost of sales, a $0.1 million increase in sales-based commissions and incentives, a $0.1 million increase in bad debt expense and a $0.1 million increase in professional services.

Publishing Operating Expenses

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$6,517	$5,814	$(703)	(10.8)%	10.2%	9.6%

Publishing operating expenses decreased by $0.7 million, including a $0.5 million decrease in payroll-related costs and a $0.5 million decline in cost of goods sold that were offset by a $0.3 million increase in royalty expense from an increase in the reserve for royalty advances based on lower sales. Cost of goods sold decreased $0.3 million from Regnery® Publishing and $0.2 million from Salem Author Services due to a lower volume of book sales. The gross profit margin for Regnery® Publishing was 42% for the three months ended September 30, 2020 as compared to 60% for the same period of the prior year as sales volume decreased with smaller savings in material costs. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 74% from 70% due to lower paper costs for print book sales.

Unallocated Corporate Expenses

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,183	$3,849	$(334)	(8.0)%	6.5%	6.3%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The decrease of $0.3 million includes a $0.2 million decrease in payroll-related expenses due to company-wide pay cuts and a $0.1 million decrease in non-cash stock-based compensation associated with restricted stock awards.

Depreciation Expense

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,744	$2,677	$(67)	(2.4)%	4.3%	4.4%

Depreciation expense was comparable to the same period of the prior year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,147	$751	$(396)	(34.5)%	1.8%	1.2%

The decrease in amortization expense reflects domain names, customer lists and contracts, and subscriber base lists with estimated useful lives from three to five years that were fully amortized at or near the beginning of the 2020 calendar year resulting in lower amortization expense for this year. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(40)	$(10)	$30	(75.0)%	(0.1)%	—%

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

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$1,915	$—	$(1,915)	(100.0)%	3.0%	—%

We performed an interim review of certain broadcast licenses in September 2019 based on market revenues that were trending below the forecasted amounts used in our 2018 year-end valuations. We recorded an impairment charge of $1.9 million in our Louisville, Philadelphia, Portland and San Francisco markets. There were no indications of impairment during the three months ended September 30, 2020.

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$17,545	$1,381	$(16,164)	(92.1)%	27.4%	2.3%

The net loss on the disposition of assets of $1.4 million for the three months ended September 30, 2020 reflects the estimated pre-tax loss associated with plans to exit the Miami broadcast market with the pending sale of radio station WKAT-AM.

The net loss on the disposition of assets of $17.5 million for the three months ended September 30, 2019 includes a $9.9 million estimated pre-tax loss for the pending sale of radio stations WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston, Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri, the $4.7 million pre-tax loss from the sale of radio stations WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida, a $1.6 million pre-tax loss from the sale of radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida and a $1.3 million pre-tax loss on the exchange of radio station KKOL-AM in Seattle, Washington for KPAM-AM in Portland, Oregon.

Other Income (Expense)

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$—	$1	$1	100.0%	—%	—%
Interest Expense	(4,410)	(4,024)	386	(8.8)%	(6.9)%	(6.6)%
Net Miscellaneous Income and (Expenses)	—	1	1	100.0%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $0.4 million reflects the impact of the lower outstanding balance on the Notes, the outstanding balances on the ABL, and finance lease obligations outstanding during the three months ended September 30, 2020. Future changes in interest rates will not impact our fixed rate Notes, but an increase in interest rates may impact the variable rate at which we can borrow under our ABL Facility and result in higher interest charges.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other expenses.

Provision for Income Taxes

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$1,108	$401	$(707)	(63.8)%	1.7%	0.7%

Our provision for income taxes decreased by $0.7 million to $0.4 million for the three months ended September 30, 2020 compared to $1.1 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 54.9% for the three months ended September 30, 2020 compared to (5.9)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance.

Net Income (Loss)

	Three Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$(20,005)	$329	$20,334	(101.6)%	(31.2)%	0.5%

Net income increased by $20.3 million to $0.3 million for the three months ended September 30, 2020 compared to a net loss of $20.0 million during the same period of the prior year as described above.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following factors affected our results of operations and cash flows for the nine months ended September 30, 2020 as compared to the same period of the prior year:

Acquisitions, Divestitures and Other Transactions

Based on the timing of these transactions, our consolidated financial statements for the nine months ended September 30, 2020 do not reflect the net revenues, operating expenses, depreciation and amortization expenses of the divested entities, whereas our consolidated financial statements for the nine months ended September 30, 2019 do reflect the net revenues, operating expenses, depreciation and amortization expenses of the divested entities. Likewise, our condensed consolidated financial statements for the nine months ended September 30, 2020 reflect the net revenues, operating expenses, depreciation and amortization expenses of acquired entities, whereas our condensed consolidated financial statements for the nine months ended September 30, 2019 do not reflect the net revenues, operating expenses, depreciation and amortization expenses of acquired entities.

•	On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash.

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

Debt Transactions

During the nine months ended September 30, 2020, we completed repurchases of $3.5 million of the Notes for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs compared to repurchases of $6.7 million of the Notes for $6.1 million in cash, recognizing a net gain of $0.4 million after adjusting for bond issuance costs during the same period of the prior year as detailed in Note 13 – Long-Term Debt.

Equity Transactions

Distributions of $0.7 million ($0.025 per share) were declared and paid throughout the nine months ended September 30, 2020 based upon our Board’s then current assessment of our business compared to distributions of $3.4 million ($0.13 per share) on our common stock during the same period of the prior year as detailed in Note 18 – Equity Transactions.

Net Broadcast Revenue

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$142,854	$130,041	$(12,813)	(9.0)%	75.5%	75.7%
Same Station Net Broadcast Revenue	$136,638	$127,641	$(8,997)	(6.6)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2019		2020
	(Dollars in thousands)
Block Programming:
National	$36,517	25.5%	$35,536	27.3%
Local	22,867	16.0	18,211	14.0

	59,384	41.5	53,747	41.3
Broadcast Advertising:
National	11,956	8.4	10,179	7.8
Local	38,467	26.9	28,630	22.0

	50,423	35.3	38,809	29.8
Station Digital (local)	10,234	7.2	17,702	13.6
Infomercials	1,091	0.8	750	0.6
Network	13,923	9.7	13,505	10.4
Other Revenue	7,799	5.5	5,528	4.3

Net Broadcast Revenue	$142,854	100.0%	$130,041	100.0%

Block programming revenue declined by $5.6 million, including a $4.6 million decline in local programming revenue and a $1.0 million decline in national programming revenue. The decline in local programming revenue includes a $2.1 million decline in revenue during 2020 as compared to 2019 for stations that were sold during 2019. The decline in national programming revenue includes $0.4 million decline in revenue during 2020 as compared to 2019 for stations that were sold during 2019 and $0.3 million of early payment discounts granted in exchange for advance cash payments. The remainder of the decline was due to certain programmers discontinuing their ministry efforts, sports programming that was cancelled due to the COVID-19 pandemic and an increase in competition from other broadcasters and from podcasts that resulted in lost programs and lower rates.

Advertising revenue, net of agency commissions, declined by $11.6 million, $12.5 million net of political, due to a $10.3 million decline in local advertising net of political and a $2.2 million decline in national advertising revenue net of political. Local advertising net of political, declined by $4.2 million on our Contemporary Christian Music format radio stations due to lower spot rates charged to compete with other broadcasters that offered lower rates, primarily in the Dallas, Atlanta and Los Angeles markets, $2.4 million on our Christian Teaching and Talk format radio stations and $1.9 million on our News Talk format radio stations. The remainder of the decline was due to the impact of stations sold during 2019 that have no activity during the nine months ended September 30, 2020 and the impact of the COVID-19 pandemic with several advertisers reducing or ceasing to advertise due to stay-at-home orders and limited capacity orders that have temporarily closed their businesses.

Station digital revenue, or local digital revenue generated from our radio stations and networks, increased by $7.5 million due to the growth of digital product offerings through Salem Surround, our national multimedia digital advertising agency providing digital marketing services to our customers. Our product offerings include social media campaigns, search engine optimization, retargeted advertising and other services intended to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. In addition, we recently launched SalemNOW, an on-demand pay-per-view video steaming platform which contributed $4.0 million of the $7.5 million growth in revenue during the nine months ended September 30, 2020. There were no significant changes in digital rates as compared to the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, decreased by $0.4 million due to a $1.2 million decline in national advertising revenue offset by a $0.8 million increase in political advertising.

Other revenue declined by $2.3 million due to a $1.6 million decrease in event revenue from the cancellation of live events due to the COVID-19 pandemic and a $0.7 million decrease in listener purchase program revenue from lower listener participation offset by a $0.2 million increase in tower rent revenue. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather, which can affect attendance.

On a Same Station basis, net broadcast revenue decreased $9.0 million, which reflects these items net of the impact of stations acquired, disposed of, or with format changes.

Net Digital Media Revenue

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$29,349	$28,355	$(994)	(3.4)%	15.5%	16.5%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Nine Months Ended September 30,
	2019		2020
	(Dollars in thousands)
Digital Advertising, net	$15,136	51.6%	$14,473	51.0%
Digital Streaming	2,947	10.0	2,611	9.2
Digital Subscriptions	6,076	20.7	6,679	23.6
Digital Downloads	4,196	14.3	4,291	15.1
e-commerce	468	1.6	108	0.4
Other Revenues	526	1.8	193	0.7

Net Digital Media Revenue	$29,349	100.0%	$28,355	100.0%

National digital advertising revenue, net of agency commissions, declined by $0.7 million including a $1.7 million decline from Salem Web Network that was offset by a $0.9 million net increase from our conservative opinion websites within Townhall Media and a $0.1 million increase from Eagle Financial Publications. The net increase from Townhall Media includes a $0.5 million increase from our March 2019 acquisition of pjmedia.com. Declines in national digital advertising are attributable to a loss of advertisers who moved advertising spending to digital programmatic advertisers, such as Facebook and Google, and to a loss of advertisers who reduced or eliminated advertising on political-content websites such as ours. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Because mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.3 million based on lower demand for content available from our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue increased $0.6 million including $0.7 million from Townhall VIP, a new service from Townhall Media, and $0.2 million from InvesmentHouse.com that was acquired in June 2019, offset by a $0.2 million decrease from Christianjobs.com and Churchstaffing.com within Salem Web Network and a $0.1 million net decrease in the number of subscribers to newsletters from Eagle Financial Publications.

Digital download revenue increased by $0.1 million from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. There were no significant changes in rates as compared to the prior year.

E-commerce revenue decreased by $0.4 million due to the sale of Newport Natural Health, an e-commerce website operated by Eagle Wellness, on March 21, 2019.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. We recognized revenue of $0.2 million in 2019 related to transfer services provided to the buyer of Newport Natural Health. There were no changes in volume or rates as compared to the prior year.

Net Publishing Revenue

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$17,062	$13,366	$(3,696)	(21.7)%	9.0%	7.8%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Nine Months Ended September 30,
	2019		2020
	(Dollars in thousands)
Book Sales	$13,638	79.9%	$9,701	72.5%
Estimated Sales Returns & Allowances	(4,296)	(25.2)	(2,852)	(21.3)

Net Book Sales	9,342	54.7	6,849	51.2
E-Book Sales	1,232	7.2	960	7.2
Self-Publishing Fees	4,258	25.0	3,860	28.9
Print Magazine Subscriptions	581	3.4	519	3.9
Print Magazine Advertisements	474	2.8	278	2.1
Digital Advertising	290	1.7	216	1.6
Other Revenue	885	5.2	684	5.1

Net Publishing Revenue	$17,062	100.0%	$13,366	100.0%

Net book sales declined by $2.5 million due to a lower volume of sales from Regnery® Publishing and Salem Author Services. Regnery® Publishing book sales reflect an 4% decrease in the average price per unit sold and a 30% decrease in volume due to a majority of book stores in the country being closed due to the COVID-19 pandemic and Amazon’s decision to prioritize the shipment of essential products over the shipment of books. Revenue from book sales through Regnery® Publishing are directly attributable to the number of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The decrease of $1.4 million to the estimated sales returns and allowances reflects the lower number of print books sold through Regnery® Publishing. The decline in book sales from Salem Author Services was due to authors choosing not to buy books because they could not be promoted at live events. There were no significant changes in sale prices as compared to the prior year.

Regnery® Publishing e-book sales decreased by $0.3 million with a 26% decrease in sales volume offset by a 7% increase in the average price per unit sold from sales incentives. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.4 million due a decline in the number of authors with rates charged that were comparable to the prior year.

Declines in print magazine subscription revenues and advertising revenues reflect lower consumer demand and distribution levels. There were no significant changes in rates over the prior year.

Digital adverting revenue from Regnery® Publishing websites declined due to a lower demand due to the COVID-19 pandemic and the ongoing closure of bookstores with rates comparable to the same period of the prior year.

Other revenue includes change fees, video trailers, and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue declined $0.2 million due to lower demand.

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$111,466	$104,704	$(6,762)	(6.1)%	58.9%	61.0%
Same Station Broadcast Operating Expenses	$104,291	$101,972	$(2,319)	(2.2)%

Broadcast operating expenses decreased by $6.8 million including $9.2 million in savings from cost reduction initiatives and $5.1 million in expense savings from stations sold during the prior year that were offset with an $7.5 million increase in costs from Salem Surround and SalemNOW. We implemented several cost cutting measures in response to the economic impact of the COVID-19 pandemic that resulted in a $5.5 million reduction in employee-related costs from temporary pay cuts, layoffs and furloughs, a $2.5 million decline in discretionary advertising spending, a $1.7 million decline in event costs, a $1.2 million decline in travel and entertainment expenses, a $0.4 million decline in non-cash stock-based compensation associated with restricted stock awards, a $0.2 million decline in facility-related expenses, a $0.2 million decline in professional services fees, a $0.2 million decline in music license fees and a $0.1 million decline in production and programming expense that was partially offset by a $1.9 million increase in bad debt expense, including the additional reserve of $1.1 million recorded at March 31, 2020 due to the impact on collections of the economic uncertainties from the COVID-19 pandemic.

On a same-station basis, broadcast operating expenses decreased by $2.3 million. The decrease in broadcast operating expenses on a same station basis reflects the above described items net of the impact of start-up costs associated with station acquisitions, format changes and station dispositions.

Digital Media Operating Expenses

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$22,988	$23,123	$135	0.6%	12.1%	13.5%

The increase in digital media operating expenses of $0.1 million includes a $0.4 million increase in professional services, a $0.4 million increase in cost of sales, a $0.2 million increase in facility-related expenses, and a $0.1 million increase in advertising and promotional expenses, offset by a $0.6 million decrease in support and streaming fees from vendor concessions, a $0.2 million decrease in employee-related expenses due to temporary pay cuts and a $0.1 million decrease in royalty expense. The increases in advertising and promotion reflect start-up costs from the launch of Townhall VIP, a premium subscription service.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$17,112	$16,443	$(669)	(3.9)%	9.0%	9.6%

Publishing operating expenses decreased by $0.7 million, including a $0.7 million decrease in payroll-related costs and a $1.4 million decrease in the cost of goods sold that included a $0.8 million decrease from print books sold by Regnery® Publishing, a $0.5 million decline from Salem Author Services due to a lower volume of book sales and a $0.1 million decrease from Salem Publishing, that was offset by a $0.7 million increase in bad debt expense and a $0.7 million increase in royalty expense reflecting an increase in the reserve for royalty advances based on lower sales. The gross profit margin for Regnery® Publishing was 41% for the nine months ended September 30, 2020 as compared to 57% for the same period of the prior year as sales volume decreased greater than material costs savings. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 72% from 68% due to lower paper costs for print book sales.

Unallocated Corporate Expenses

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$12,386	$11,909	$(477)	(3.9)%	6.5%	6.9%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The decrease of $0.5 million includes a $0.6 million decrease in non-cash stock-based compensation associated with restricted stock awards and a $0.3 million decrease in payroll-related expenses due to company-wide implementation of pay cuts partially offset by travel and entertainment-related expenses due to market visits prior to the travel restrictions from the COVID-19 pandemic offset by a $0.3 million increase employee-related benefits associated with the cash surrender value of split dollar life insurance and a $0.1 million increase in professional services.

Depreciation Expense

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$8,529	$8,108	$(421)	(4.9)%	4.5%	4.7%

The decrease in depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Nine Months Ended September 30,
	2019	2019	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$3,567	$2,578	$(989)	(27.7)%	1.9%	1.5%

The decrease in amortization expense reflects the impact of fully amortized domain names, customer lists and contracts, and subscriber base lists that were fully amortized at or near the beginning of the 2020 calendar year resulting in lower amortization expense for this year. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(40)	$(12)	$28	(70.0)%	—%	—%

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

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$1,915	$17,254	$15,339	801.0%	1.0%	10.0%

We performed an interim review of broadcast licenses for certain markets during the three months ended March 31, 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We engaged an independent third-party appraisal and valuation firm to assist us with determining the fair value of our broadcast licenses. Based on our interim review and analysis, we recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento and Tampa. We also recorded an impairment charge of $0.3 million to the value of mastheads. These impairments were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

We performed an interim review of certain broadcast licenses in September 2019 based on market revenues that were trending below the forecasted amounts used in our 2018 year-end valuations. We recorded an impairment charge of $1.9 million in our Louisville, Philadelphia, Portland and San Francisco markets.

Impairment of Goodwill

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$—	$307	$307	100.0%	—%	0.2%

We performed an interim review of goodwill for impairment during the three months ended March 31, 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value for certain entities. Based on our interim review and analysis we recorded an impairment charge of $0.3 million. These impairments were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

Net (Gain) Loss on the Disposition of Assets

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$21,212	$1,494	$(19,718)	(93.0)%	11.2%	0.9%

The net loss on the disposition of assets of $1.5 million for the nine months ended September 30, 2020 includes a $1.4 million estimated pre-tax loss for associated with plans to exit the Miami broadcast market with the pending sale of radio station WKAT-AM and various other fixed asset disposals.

The net loss on the disposition of assets of $21.2 million for the nine-month period ended September 30, 2019 includes a $9.9 million estimated pre-tax loss for the pending sale of radio stations WAFS-AM in Atlanta, Georgia, WWDJ-AM in Boston,

Massachusetts, WHKZ-AM in Cleveland, Ohio, KEXB-AM (formerly KTNO-AM) in Dallas, Texas, KDMT-AM in Denver, Colorado, KTEK-AM in Houston, Texas, KRDY-AM in San Antonio, Texas and KXFN-AM and WSDZ-AM in St. Louis, Missouri, the $4.7 million pre-tax loss from the sale of radio stations WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida, a $3.8 million pre-tax loss on the sale of radio station WSPZ-AM in Washington, D.C., a $1.6 million pre-tax loss from the sale of radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida, a $1.3 million pre-tax loss on the exchange of radio station KKOL-AM in Seattle, Washington for KPAM-AM in Portland, Oregon, a $0.2 million pre-tax loss on the sale Mike Turner’s line of investment products and a $0.2 million pre-tax loss on the sale of HumanEvents.com that was partially offset by a $0.4 million pre-tax gain on the sale of a portion of land on our transmitter site in Miami, Florida and a $0.1 million pre-tax gain on the sale of Newport Natural Health.

Other Income (Expense)

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$1	$—	—%	—%	—%
Interest Expense	(13,206)	(12,069)	1,137	(8.5)%	(7.0)%	(7.0)%
Gain on Early Retirement of Long-Term Debt	426	49	(377)	(88.5)%	0.2%	—%
Net Miscellaneous Income and (Expenses)	19	(45)	(64)	(336.8)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $1.1 million reflects the impact of the lower outstanding balance on the Notes, the outstanding balances on the ABL, and finance lease obligations outstanding during the period ended September 30, 2020. On April 7, 2020, we amended the ABL to increase the advance rate on eligible accounts receivable from 85% to 90% and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate which may include SOFR rate due to LIBOR being scheduled to be discontinued at the end of calendar year 2021.

The gain on the early retirement of long-term debt reflects $3.5 million of repurchases of the Notes at prices below face value resulting in a pre-tax gain of $49,000 for the nine months ended September 30, 2020, compared to $0.4 million for the same period of the prior year.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other miscellaneous expenses.

Provision for Income Taxes

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$697	$31,180	$30,483	4,373.5%	0.4%	18.2%

Our provision for income taxes increased by $30.5 million to $31.2 million for the nine months ended September 30, 2020 compared to $0.7 million for the same period of the prior year. As a result of our adjusted cumulative three-year pre-tax book loss as of September 30, 2020, we performed quarterly assessments of positive and negative evidence with respect to the realization of our net deferred tax assets. An additional valuation allowance of $37.1 million was recorded in the period ended March 31, 2020, which was reduced by $0.3 million in the period ended June 30, 2020, for a total valuation allowance of $49.8 million for the period ended September 30, 2020. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (119.0)% for the nine months ended September 30, 2020 compared to (3.1)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (119.0%) is driven by increases in the valuation allowance of $24.5 million recorded against federal deferred tax assets relating to federal net operating loss carryforwards and $12.3 million of additional valuation allowance relating to state net operating loss carryforwards.

Net Loss

	Nine Months Ended September 30,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Loss	$(23,327)	$(57,390)	$(34,063)	146.0%	(12.3)%	(33.4)%

Net loss increased by $34.1 million to $57.4 million for the nine months ended September 30, 2020 compared to $23.3 million during the same period of the prior year as described above.

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

Given the decreases in revenue caused by the COVID-19 pandemic, we assessed a variety of factors, including media industry forecasts, expected operating results, forecasted net cash flows from operations, future obligations and liquidity, and capital expenditure commitments. We concluded that the potential that we could incur a considerable decrease in operating income and the resulting impact on our ability to fund interest payments on our debt, were probable conditions which gave rise to a need for an assessment of whether substantial doubt existed of our ability to continue as a going concern.

We reforecast our anticipated results extending through November 2021. Our reforecast includes the impact of certain cost-cutting measures associated with reductions in staffing, reductions in commissions and royalty expenses based on lower revenue forecasts, reductions in travel and entertainment expenses due to stay-at-home mandates, reductions in event costs, company-wide pay cuts, furloughs of certain employees that are non-essential at this time, and the temporary suspension of the company 401K match. We are considering sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of the financial statements.

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

Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 64% of our total assets at September 30, 2020 consisted of indefinite-lived intangible assets including broadcast licenses and goodwill. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

If the results of our quantitative analysis indicate that the fair value of a reporting unit is less than the carrying value, an impairment is recorded equal to the amount by which the carrying value exceeds the estimated fair value.

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

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. During the nine months ended September 30, 2020, we recorded a net decrease of $12,000 in the estimated fair value of the contingent earn-out consideration that is reflected in our results of operations for this period. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time as discussed in Note 4 – Contingent Earn-Out Consideration in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million at September 30, 2020 and December 31, 2019. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

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

The credit worthiness of Salem Media Group

We review our credit ratings from third parties, including Standard & Poor’s and Moody’s. At January 1, 2020, our Moody’s rating was “B3.” The “B3” rating is speculative in nature and subject to high credit risk. On March 26, 2020, Moody’s downgraded Salem to a “Caa1,” or poor quality with very high credit risk. At January 1, 2020, our credit rating with Standard & Poor’s was “B-,” also speculative in nature and subject to high credit risk. On April 13, 2020, Standard & Poor’s downgraded Salem to a “CCC,” or poor quality with very high credit risk.

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

There were no indications of impairment during the period ended September 30, 2020.

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

As a result of our adjusted cumulative three-year pre-tax book loss as of September 30, 2020, we performed quarterly assessments of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment includes the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $36.8 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $37.1 million was recorded in the period ended March 31, 2020, which was reduced by $0.3 million in the period ended June 30, 2020, for a total valuation allowance of $49.8 million for the period ended September 30, 2020. We recorded an out-of-period adjustment of $1.5 million as of June 30, 2020 due to a change in our annual effective tax rate which should have been recorded in the quarter ended March 31, 2020.

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

In March 2020, the World Health Organization declared the outbreak of coronavirus COVID-19 (“COVID-19”) a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. We experienced declining revenues from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spend due to the outbreak and stay-at-home orders that effectively shut many businesses down. This was particularly true within our broadcast segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions and in our publishing segment that sells books in retail stores and through live events.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. Although advertising revenue continues to improve from the lowest point during April and May of this year, it remains significantly below the prior year. The exact timing and pace of the recovery is not determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay-at-home orders. We are taking all precautionary safety measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

Future availability under our credit facility is contingent upon our eligible receivable balance that is negatively impacted by lower revenues and longer days to collect. Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our Asset Based Loan (“ABL”) Facility declined from $26.4 million at December 31, 2019 to $22.2 million at September 30, 2020, of which $16.6 million was outstanding at September 30, 2020 compared to $12.4 million outstanding at December 31, 2019. In response to these developments, beginning in March and continuing to date, we have implemented several measures to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

•	limiting capital expenditures except for emergency-only requirements;

•	reducing all discretionary spending, including travel and entertainment;

•	eliminating open positions and freezing new hires;

•	reducing staffing levels;

•	implementing temporary company-wide pay cuts ranging from 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees that are non-essential at this time;

•	temporarily suspending the company 401K match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors.

•	offering early payment discounts to certain customers in exchange for advance cash payments;

•	offering extended payment terms of up to 90 days to limit cancellations and entice new business;

•	considering sales-leaseback of owned facilities; and

•	suspending the payment of distributions on our common stock indefinitely.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. We have utilized certain benefits of the CARES Act, including:

•	the deferral of all employer FICA taxes beginning in April 2020 for the remainder of 2020, with 50% payable in December 2021 and the remainder payable in December 2022; and

•	relaxation of interest expense deduction limitation for income tax purposes.

We reforecast our anticipated results extending through November 2021. Our reforecast includes the impact of certain of these cost-cutting measures. We may consider sales-leaseback of owned facilities if the adverse economic impact of the COVID-19 pandemic continues beyond 2020. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities, together with cash on hand, allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at September 30, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of the financial statements in this Form 10Q.

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

The ultimate impact of these disruptions, including the extent of their adverse impact on our financial and operating results, will be affected by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that have been or may be imposed in response to the pandemic. Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising customers and consumer behavior.

Generally, we keep the balance of cash and cash equivalents low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents increased to $19.3 million as of September 30, 2020 as compared to $6,000 at December 31, 2019 due to cash conservation efforts in response to the COVID-19 pandemic. Working capital increased $2.3 million to ($9.1 million) at September 30, 2020 compared to ($11.4 million) at December 31, 2019 due to a $19.3 million increase in cash and cash equivalents and a $3.1 million increase in assets held for sale that was partially offset by a decrease in trade accounts receivable of $6.6 million, an increase in contract liabilities of $5.2 million, a $4.2 million increase in the outstanding balance on the ABL, and a $3.6 million increase in accrued interest on the Notes.

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

Net cash provided by operating activities during the nine months ended September 30, 2020 increased by $8.6 million to $23.1 million compared to $14.5 million during the same period of the prior year. The increase in cash provided by operating activities includes the impact of the following items:

•	We collected $8.5 million of cash-in-advance payments that will result in early-payment discounts of 5% or $0.4 million throughout 2020;

•	Trade accounts receivables, net of allowances, decreased by $6.6 million compared to an increase of $0.4 million for the same period of the prior year;

•

Our Day’s Sales Outstanding (“DSO”), or the average number of days to collect cash from the date of sale, decreased to 59 days at September 30, 2020 compared to 64 days for the same period of the prior year due to cash-in-advance payments received in exchange for early payment discounts;

•	We offered payment terms of up to 90 days to limit cancellations and entice new business that may increase DSO’s in future periods;

•	We have deferred $2.2 million of the employer portion of FICA taxes as allowed under the CARES Act with 50% due December 2021 and the remaining 50% due December 2022;

•	We withheld $0.3 million of rent payments that are included in current lease liabilities at September 30, 2020 pending rent concession negotiations;

•

We deferred cash payments for leases of $0.6 million at September 30, 2020 that are included in short-term and long-term operating lease liabilities based on negotiated repayment terms that range from October 2020 through December 2024; and

•	We reduced cash paid for leases by $0.3 million at September 30, 2020 due to rent abatements achieved.

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

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our original 2020 budget, we planned to incur additional capital expenditures of approximately $0.9 million during the remainder of 2020. As noted, we are currently limiting capital expenditures to that of emergency-only type expenses.

We plan to fund any future purchases and any future acquisitions from cash on hand, operating cash flow or our credit facilities.

Net cash used in investing activities decreased $2.0 million to $1.9 million during the nine months ended September 30, 2020 from $3.9 million during the same period of the prior year. The decrease in cash used for investing activities was the result of:

•	Cash paid for capital expenditures decreased $2.5 million to $3.6 million from $6.1 million during the same period of the prior year;

•	Cash paid for acquisitions decreased $0.9 million to $0.4 million compared to $1.3 million during the same period of the prior year;

•	We collected $2.4 million in cash for the cash surrender value of split dollar life insurance policies; and

•	Receipts from asset sales provided $0.2 million for the nine months ended September 30, 2020 compared to $4.2 million of cash during same period of the prior year.

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

During the nine months ended September 30, 2020, the principal balances outstanding under the Notes and ABL Facility ranged from $225.5 million to $235.4 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

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

Net cash used in financing activities decreased $8.8 million to $1.9 million during the nine months ended September 30, 2020 from $10.7 million during the same period of the prior year. The decrease in cash used in financing activities includes:

•	A $4.5 million decrease in cash distributions on common stock to $0.7 million from $5.2 million,

•	A $2.7 million decrease in cash used to repurchase a portion of the 6.75% Senior Secured Notes to $3.4 million from $6.1 million; and

•	Net borrowings on our ABL Facility were $4.2 million during the nine months ended September 30, 2020 compared to net payments of $1.6 million during the same period of the prior year.

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

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (vii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default. At September 30, 2020, we were, and we remain, in compliance with all of the covenants under the Indenture.

Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of September 30, 2020, accrued interest on the Notes was $4.9 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and nine months ended September 30, 2020, $0.2 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and nine months ended September 30, 2019, $0.2 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. Due to the adverse economic conditions resulting from the COVID-19 pandemic and the need to conserve cash, we are unlikely to repurchase Notes at least through the remainder of 2020.

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain
	(Dollars in thousands)
January 30, 2020	$2,250	$2,194	97.50%	$34	$22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	49	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	36	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$38,659	$35,586		$706	$2,367

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

The ABL Facility is a five-year $30.0 million revolving credit facility due March 1, 2024, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue interest at a rate equal to a base rate or LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings.

We amended the ABL on April 7, 2020 to increase the advance rate on eligible accounts receivable and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate that may include SOFR rate due to LIBOR being scheduled to be discontinued at the end of calendar year 2021.

Availability under the ABL is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of September 30, 2020, the amount available under the ABL was $22.2 million of which $16.6 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At September 30, 2020, we were, and we remain, in compliance with all of the covenants under Credit Agreement. We incurred debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and nine months ended September 30, 2020, $30,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL was amortized to interest expense. During the three and nine months ended September 30, 2019, $50,000 and $0.2 million, respectively, of debt issue costs associated with the ABL was amortized to interest expense. At September 30, 2020, the blended interest rate on amounts outstanding under the ABL Facility was 2.50%.

We report outstanding balances on the ABL Facility as short-term regardless of the maturity date based on use of the ABL Facility to fund ordinary and customary operating cash needs with frequent repayments. We believe that our borrowing capacity under the ABL Facility allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. At September 30, 2020, we were, and we remain, in compliance with all of the covenants under the Credit Agreement.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2019	As of September 30, 2020
	(Dollars in thousands)
6.75% Senior Secured Notes	$219,836	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(3,368)	(2,761)

6.75% Senior Secured Notes net carrying value	216,468	213,580

Asset-Based Revolving Credit Facility principal outstanding	12,426	16,600

Long-term debt less unamortized debt issuance costs	$228,894	$230,180

Less current portion	(12,426)	(16,600)

Long-term debt less unamortized debt issuance costs, net of current portion	$216,468	$213,580

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2020:

•	$16.6 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR borrowings;

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2020 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended September 30,	(Dollars in thousands)
2021	$16,600
2022	—
2023	—
2024	216,341
2025	—
Thereafter	—

$232,941

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

We have incurred significant impairment losses with regards to our indefinite-lived intangible assets. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations. For the interim period ended March 31, 2020, the impairments were driven by declines in 2020 revenue from the impact of the COVID-19 pandemic and an increase in the WACC. There were no indications of impairment during the interim period ended September 30, 2020. While the impairment charges are non-cash in nature and do not violate the covenants on our debt agreements, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We maintain insurance that may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not materially adversely affect our annual consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

23.1	Consent of Bond & Pecaro	—	—	—	—	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and nine months ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.

November 12, 2020

By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 12, 2020

By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)