Form 10-K
period 2020-12-31
SALEM MEDIA GROUP, INC. /DE/
filed 2021-03-04
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-26497

SALEM MEDIA GROUP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0121400
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

6400 NORTH BELT LINE ROAD IRVING, TEXAS	75063
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of the Exchange on which registered
Class A Common Stock, $0.01 par value per share	SALM	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14,940,846 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at February 24, 2021
Common Stock, $0.01 par value per share	21,130,667 shares

Class B	Outstanding at February 24, 2021
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this annual report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

All metropolitan statistical area (“MSA”) rank information used in this annual report, excluding information concerning the Commonwealth of Puerto Rico, is from the Fall 2020 Radio Market Survey Schedule & Population Rankings published by Nielsen Audio (“Nielsen”). According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2021 by Nielsen.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Salem makes “forward-looking statements” from time to time in both written reports (including this annual report) and oral statements, within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “intends,” “could,” “would,” “should,” “seeks,” “predicts,” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on these forward-looking statements, which reflect our expectations based upon data available to the company as of the date of this annual report. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this annual report. Any such forward-looking statements, whether made in this annual report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections and other forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I

ITEM 1. BUSINESS.

Corporate Information

Salem is a domestic multimedia company specializing in Christian and conservative content, with media properties comprising radio broadcasting, digital media, and publishing. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. Our filings with the Securities and Exchange Commission (“SEC”) are available under the Investor Relations section of our website at www.salemmedia.com. Any information found our website is not a part of or incorporated by reference into this or any report of Salem filed with or furnished to the SEC.

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

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury, which are reported as unallocated corporate expenses in our consolidated statements of operations included in this annual report. We also exclude costs such as amortization, depreciation, taxes and interest expense when evaluating the performance of our operating segments.

Business Strategy

We are fundamentally committed to programming and content emphasizing Christian values, conservative family themes and news. Our commitment to these values means that we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changes in audience preferences.

Our goal is to produce and deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk and to be considered the market leader in these segments for all audiences, programmers and advertisers. Our integrated multimedia platform includes traditional media, such as radio broadcasting, book publishing and print magazines, as well as emerging forms of media, such as websites, podcasts, mobile applications and digital publications. We pursue the ongoing expansion of our media platform as the marketplace evolves while aggressively managing operating costs and cash flows. Expansion opportunities include increasing the strength and reach of our broadcast signals, providing state-of-the-art broadcast and digital marketing services to our customers, investing in and building our websites, mobile and tablet applications, promoting our authors and on-air talent, and increasing the distribution and page views for our print and digital content. Our national presence in each of these mediums provides advertisers and programmers with a powerful and integrated platform to reach audiences throughout the United States without compromising the sense of community involvement and branding that we generate through local events and promotions.

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

Our broadcast operating segment creates and distributes programming content though our radio stations and our networks, including our national and local on-air hosts. Broadcasting also includes our media strategists, our national advertising sales firm, and Salem Surround, our multimedia advertising agency specializing in digital product offerings.

Digital Media

The Internet, smartphones and tablets continue to change the way in which content and advertisements are delivered to audiences. Continual advancements with online search engines, social media and mobile applications provide consumers with numerous methods to locate specific content and information online. Digital tools allow us to effectively deliver our content and to provide strategic marketing services to our customers. Our editorial staff, including our on-air personalities, provide digital commentaries, programs, text, audio and video content that we believe to be knowledge-based, credible and reliable. We make strategic decisions to invest in website development, mobile applications and tablet applications given the ongoing shift in consumer demand. We continually seek opportunities to diversify our digital traffic sources to avoid reliance on any one provider. We offer custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing.

Publishing

Print books and eBooks provide a distribution network for audiences interested in Christian and family-themed content as well as conservative news and opinion. Our strategy to attract highly sought-after authors and high-profile Christian commentators expands our presence in the conservative and Christian media market and increases the likelihood of printing books that appear on the best-seller lists.

Seasonality

Our results are subject to seasonal fluctuations. As is typical in the broadcasting industry, our second and fourth quarter advertising revenue typically exceeds our first and third quarter advertising revenue. Seasonal fluctuations in advertising revenue correspond with quarterly fluctuations in the retail industry. Additionally, we experience increased demand for political advertising during election, or even numbered years, over non-election, or odd numbered years. Political advertising revenue varies based on the number and type of candidates as well as the number and type of debated issues. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which the Easter holiday is observed, as this holiday generates a higher volume of product downloads from our church product websites.

Audience Growth

Our success depends on our ability to reach a growing audience. We seek audience growth opportunities by increasing the strength and number of our broadcast signals, increasing product offerings through digital marketing services, increasing the number of page-views through our digital media platform, increasing book sales, and increasing the subscriber base for our digital content and print magazine.

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

Media Strategists

We have assembled an effective, highly trained sales staff that is responsible for converting our audience into revenue. Media strategists are trained to provide integrated marketing strategies that includes all of our media platforms and our full-service digital marketing agency. We operate a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure. Our media strategists create custom advertising campaigns and provide comprehensive solutions to our clients. Campaigns may include specific geographic coverage areas, event sponsorships, special promotions, e-mail sponsorships, print advertisements, and various digital media elements, including banner advertisements, site retargeting, search engine marketing, tools for metasearch, website design, reputation management, online listing services, and social media marketing.

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

Corporate Structure

Management of our operations is largely decentralized with operational vice presidents and general managers located throughout the United States. We believe that this decentralization encourages each general manager and vice president to apply innovative techniques for improving and growing their operations locally in ways that may become transferable to benefit other markets and operations.

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

Human Capital

As of February 11, 2021, we employed 1,338 total employees of which 1,076 were full time and 262 were part time. These employees consisted of 913 in broadcasting, 149 in digital media, 103 in publishing, and 173 corporate employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements. The average tenure for all of our employees is 8 years.

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

Our success depends on the continued contributions from our employees and senior management team. Effective succession planning is also important for our long-term success. The Nominating and Governance committee of our Board of Directors (“Board”) discusses succession planning annually. The loss of any of our senior management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, certain economies, and financial markets resulting in a significant economic downturn. We experienced declining revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spend due to the outbreak and stay-at-home orders that effectively shut many businesses down. This was particularly true within our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions and in our publishing segment that sells books in retail stores and through live events.

While this disruption is expected to be temporary, there remains to be considerable uncertainty around the duration. Although advertising revenue continues to improve from the lowest levels experienced during April and May of 2020, it remains significantly below prior years. The exact timing and pace of the recovery has not been determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay-at-home orders. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist. Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising customers and consumer behavior.

Future availability under our credit facility is contingent upon our eligible receivable balance, which is negatively impacted by lower revenue and longer days to collect. Availability under our Asset Based Loan Facility (“ABL Facility”) is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our ABL Facility declined to $24.2 million at December 31, 2020 from $26.4 million at December 31, 2019, of which $5.0 million was outstanding at December 31, 2020 compared to $12.4 million outstanding at December 31, 2019.

In response to these developments, beginning in March 2020, we implemented several measures to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

•	limiting capital expenditures;

•	reducing discretionary spending, including travel and entertainment;

•	eliminating open positions and freezing new hires;

•	reducing staffing levels;

•	implementing temporary company-wide pay cuts of 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees;

•	temporarily suspending the company 401(k) match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors;

•	offering early payment discounts to certain customers in exchange for advance cash payments; and

•	suspending the payment of distributions on our common stock indefinitely.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. On December 27, 2020, Congress passed the Consolidated Appropriations Act (“CAA”) that includes a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We have utilized certain benefits of the CARES Act, and we may be entitled to benefits under the CAA based on our individual locations, including:

•	the deferral of all employer FICA taxes beginning in April 2020 for the remainder of 2020, with 50% payable in December 2021 and the remainder payable in December 2022;

•	relaxation of interest expense deduction limitation for income tax purposes; and

•	Payroll Protection Plan (“PPP”) loans available based on the eligibility determined on a per-location basis of up to $11.2 million on a consolidated basis.

We believe that our customers have benefited from the enhanced benefits provided by the CARES Act, and that they will also benefit from the CAA. The CAA provides for another round of direct payments, enhanced unemployment benefits, education funding, and aid to sectors still reeling from the economic fallout of the pandemic. While these measures may benefit many of our customers, we cannot assure you that the implementation of these measures will offset the negative impact of COVID-19 on our customers. If the CAA or any additional stimulus measures are not sufficient to remediate the financial stress on our customers as a result of the pandemic, we may experience ongoing challenges in growing and maintain revenue and we may experience an increase in delinquencies that could materially and adversely impact our results of operations and financial condition in future periods.

We continue to review and consider any available potential benefit under the CARES Act and the CAA for which we qualify. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act, the CAA, or any other crisis relief assistance it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that may apply for a period of time after the aid is repaid or redeemed in full.

Due to the adverse economic impact, we reforecast our anticipated results extending through March 2022. Our reforecast includes the impact of certain of these cost-cutting measures. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities, together with cash on hand, allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at December 31, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of this annual report.

Recent Developments

Cyber Incident

On August 7, 2020, we detected a ransomware attack impacting certain of our operational and information technology systems. We promptly launched an investigation, notified law enforcement and engaged the services of specialized incident response professionals. We have recovered our business systems and critical operational data. Based on our investigation, we believe the incident has not had a material impact on our business, operations or financial condition. We believe that our cyber insurance coverage is commensurate with our size and the nature of our operations.

Debt Transactions

On October 20, 2020, we entered into a fourth amendment to our ABL Facility that provides a one-time waiver with respect to the current covenant testing period allowing the covenant trigger event date to be the first day after the availability on the ABL Facility had equaled or exceeded (1) 15% of the maximum revolver amount and (2) $4.5 million and a waiver permitting our July 2020 financial statements to be issued on or before September 30, 2020 due to delays that were caused by a ransomware attack.

On April 7, 2020, we entered into a third amendment to ABL Facility that increased the advance rate on eligible accounts receivable from 85% to 90% and extended the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment also allows for an alternative benchmark rate that may include SOFR due to LIBOR being scheduled to be discontinued at the end of calendar year 2021.

During January 2020 we completed repurchases of $3.5 million of the 6.75% Senior Secured Notes (“Notes”) for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs as detailed in Note 12– Long-Term Debt of our Consolidated Financial Statements.

Equity Transactions

Distributions of $0.7 million ($0.025 per share) were declared and paid in March 2020 based upon our Board of Directors’ (“Board”) then current assessment of our business as detailed in Note 19 – Equity Transactions of our Consolidated Financial Statements.

Acquisitions

On September 15, 2020, we acquired the Hyper Pixels Media website and related assets for $1.1 million in cash. We paid $0.4 million in cash upon closing with deferred payments of $0.4 million due January 31, 2021 and $0.3 million due September 15, 2021. We recorded goodwill of approximately $0.1 million associated with the expected synergies to be realized upon combining the operations into our digital media platform within Salem Web Network (“SWN”) and from brand loyalty from Hyper Pixel Media’s existing subscriber base that is not a separately identifiable intangible asset. The accompanying Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

Divestitures

On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash. We recognized an estimated pre-tax loss of approximately $1.5 million during the three months ended December 31, 2019, which reflects the sale price as compared to the carrying value of the assets less the estimated closing costs.

Pending Transactions

On September 10, 2020, we entered an Asset Purchase Agreement (“APA”) to sell radio station WKAT-AM and an FM translator in Miami, Florida, for $3.5 million in cash. We will exit the Miami market upon the close of this transaction. We entered a Local Marketing Agreement (“LMA”) under which the buyer will begin programming the station in November 2020. We recognized an estimated pre-tax loss of $1.4 million during the three-month period ended September 30, 2020, which reflects the sale price as compared to the carrying value of the assets sold, the estimated closing costs, and the write-off of the remaining Miami assets as a result of exiting this market. This transaction is subject to the approval of the FCC and is expected to close during the first half of 2021.

On February 5, 2020, we entered an APA with Word Broadcasting to sell radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under a Time Brokerage Agreement (“TBA.”) Due to changes in debt markets, the transaction was not funded, and it is uncertain when, or if, the transaction will close. Word Broadcasting continues to program the stations under a TBA that began in January 2017.

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

Radio Stations

We own and/or operate 99 radio stations in 35 markets, including 58 radio stations in 23 of the top 25 markets, consisting of 33 FM radio stations and 66 AM radio stations. We also program the Family Talk® Christian-themed talk format station on SiriusXM Channel 131. We are one of only three commercial radio broadcasters with radio stations in all the top 10 markets. We are the sixth largest commercial radio broadcaster in the United States as measured by number of radio stations overall and the third largest operator as measured by number of stations in the top 25 markets.

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

Block Programming. We recognize revenue from the sale of blocks of airtime to program producers that typically consist of 12 1/2, 25 or 50-minutes of time. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. National programmers, such as established non-profit religious and educational organizations, typically purchase time on a Monday through Friday basis with supplemental programming blocks available for weekend release. Local programmers, such as community churches and organizations, typically purchase blocks for weekend releases. Historically, more than 95% of these national religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average more than 30 years on-air with us. Over the last five years, block-programming has generated 40% to 43% of our total net broadcast revenue.

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

The following table sets forth information about each of Salem’s stations, in order of market size:

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
New York, NY	1, 19(3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 37(4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
		KTRB-AM	2018	News Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KTNO-AM	2015	Spanish Language Christian Teaching and Talk
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
Atlanta, GA	7	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
		WDWD-AM	2015	Christian Teaching and Talk
Washington, D.C.	8	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WWRC-AM	2017	News Talk
Philadelphia, PA	9	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
Miami, FL	11	WKAT-AM	2014	Operated by a third party under a TBA
Seattle-Tacoma, WA	12	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	News Talk
		KNTS-AM (5)	1997	Regional Mexican
Phoenix, AZ	13	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
		KXXT-AM	2014	Christian Teaching and Talk

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
Detroit, MI	14	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KDIZ-AM	1998	News Talk
		WWTC-AM	2001	News Talk
		KYCR-AM	2015	Business
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Tampa, FL	17	WTWD-AM(6)	2000	Christian Teaching and Talk
		WTBN-AM(6)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Denver-Boulder, CO	18	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM(7)	1999	Other
Portland, OR	21	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
		KDZR-AM	2015	News Talk
		KPAM-AM	2019	News Talk
San Antonio, TX	24	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
Orlando, FL	28	WORL-AM	2006	News Talk
		WTLN-AM	2015	Christian Teaching and Talk
Pittsburgh, PA	30	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
		WPGP-AM	2015	News Talk
Cleveland, OH	34	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Columbus, OH	35	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM	2013	News Talk
Nashville, TN	39	WBOZ-FM(8)	2000	Contemporary Christian Music
		WFFH-FM(8)	2002	Contemporary Christian Music
		WFFI-FM(8)	2002	Contemporary Christian Music
Louisville, KY	53	WFIA-FM	1999	Operated by a third party under a Time Brokerage Agreement (“TBA”)
		WGTK-AM	2000	Operated by a third party under a TBA
		WFIA-AM	2001	Operated by a third party under a TBA
Greenville, SC	57	WGTK-FM	2013	News Talk
		WRTH-FM	2014	Classic Hits
		WLTE-FM	2014	Classic Hits

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
Honolulu, HI	64	KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Country
		KHCM-AM	2000	Operated by a third party under a TBA
		KHCM-FM	2004	Country Music
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
		KHNR-AM	2006	News Talk
Sarasota-Bradenton, FL	69	WLSS-AM	2005	News Talk
Colorado Springs, CO	87	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Little Rock, AR	90	KDIS-FM	2014	Christian Teaching and Talk
		KKSP-FM	2015	Contemporary Christian Music
		KDXE-FM	2018	News Talk
		KZTS-AM	2018	Gospel
Oxnard-Ventura, CA	123	KDAR-FM	1974	Christian Teaching and Talk
Warrenton, VA		WRCW-AM	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)

All metropolitan statistical area (“MSA”) rank information used in this annual report, excluding information concerning the Commonwealth of Puerto Rico, is from the Fall 2019 Radio Market Survey Schedule & Population Rankings published by Nielsen. According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2021 by Nielsen Demographics.

(3)	This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 19.
(4)	This market includes the San Jose, CA market, which independently has a MSA rank of 37.
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

Broadcast revenue includes radio advertising spots, programming revenue, digital revenue from each of our radio station websites, digital email blasts, Salem Surround revenue, event revenue, and network advertising revenue. The principal source of network broadcast revenue is from the sale of spot advertising time. Salem Consumer Products, our e-commerce site, generates broadcast revenue from the sale of host content materials.

We recognize advertising revenue from radio stations as the spots air or are delivered. For the year ended December 31, 2020, we derived 22.1% of our net broadcast revenue, or $39.4 million, from the sale of local spot advertising and 8.6% of our net broadcast revenue, or $15.3 million, from the sale of national spot advertising.

We recognize programming revenue as the programs air. For the year ended December 31, 2020, we derived 26.4% and 13.6% of our net broadcast revenue, or $47.0 million and $24.3 million, respectively, from the sale of national and local block programming time, respectively. National program revenue is primarily generated from geographically diverse, well-established non-profit religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 12 1/2, 25 or 50-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We generate local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who generally purchase daily releases. Our strategy is to identify and assist quality local programs to expand into national syndication.

Salem Radio NetworkTM

Salem Radio NetworkTM (“SRNTM”), based in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRNTM delivers programming via satellite to approximately 3,200 affiliated radio stations throughout the United States, including several of our Salem-owned stations. SRNTM operates five divisions, SRNTM Talk, SRNTM News, SRNTM Websites, SRNTM Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”) and Singing News® Radio. SRNTM’s net revenue for the year ended December 31, 2020 was $24.0 million, or 13.5% of net broadcast revenue.

Salem Media Representatives

Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 12 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets. SMR’s net commission revenue to independent radio station affiliates for the year ended December 31, 2020 was $0.5 million or 0.3% of net broadcast revenue.

Salem Surround

Salem Surround is our national multimedia advertising agency with locations in 33 markets across the United States. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients. Salem Surround provides custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital product offerings may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed.

Digital Media

Our digital media-based businesses provide Christian, conservative, investing content, e-commerce, audio and video streaming, and other resources digitally through the web. Revenue generated from our digital media operating segment includes advertising arrangements based on cost-per-click or performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generation advertisements where revenue is dependent upon users registering for, purchasing or demonstrating an interest in our advertisers’ products or services. We also generate revenue from digital subscriptions, streaming, downloads and product sales through our church product websites and investing websites. Revenue is recognized upon digital delivery or page views, downloads and upon shipment of products. Revenue from this operating segment is reported as Digital Media revenue on our Consolidated Statements of Operations included in Item 8 of this annual report.

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

OnePlace®™.com is a provider of on-demand, online audio streaming for nearly 200 radio programs from more than 185 popular Christian broadcast ministries. Oneplace™.com serves as both a complement to and an extension of our block programming Christian radio business.

Christianity.com offers engaging articles and video focused on exploring the deeper, theological issues and apologetics of the Christian faith. It is also a leading provider of online Bible trivia games.

GodUpdates.com provides inspiring stories, thought-provoking articles and videos about topics important to Christians.

CrossCards®™.com provides faith-based, inspirational e-greeting cards for all occasions.

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

HotAir®™.com is a leading news and commentary site with conservative news and opinions.

Twitchy®.com is a website featuring selected quotes and current events centered on U.S. politics, global news, sports, entertainment, media, and breaking news.

RedState®.com is a conservative, political news blog for right of center activists.

BearingArms.com is a clearinghouse for news and resources on Second Amendment issues, gun control, self-defense and firearms.

ConservativeRadio.com is a connection to the most informative, intelligent talk radio hosts, both national hosts and local hosts, from stations across the country.

pjmedia®.com is an integrated website that offers conservative news and commentary and is a reliable source for original, unique, and cutting-edge political news and analysis.

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

SermonSpice®™.com is an online provider of church media for local churches and ministries.

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

Hyperpixels.com offers instant downloads of high-quality church videos, church media, video sermon illustrations, worship backgrounds, and countdowns.

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

Digital Mobile Applications

Our digital mobile applications, available in iOS and/or Android platforms, provide another means by which our content is available to our audiences. Our mobile applications include the following:

•	Daily Bible Devotion

•	King James Bible

•	Daily Bible

•	Christian Radio

•	OnePlace®™

•	Light Source

•	¡Citas y Mas Citas!

•	Bíblia Portuguese Bible

•	Bibliya Tagalog Bible

•	Japanese Bible

•	La Bibbia

•	La Biblia Reina Valera

•	Louis Segond French Bible

•	Luther Bible German

•	Spanish Bible Reina Valera

•	Vietnamese Bible

•	Vulgate Latin Bible

•	Twitchy®

•	HotAir®™

•	Townhall®.com

•	Red State

•	Bible Study Tools

•	Bible Quotes

•	Bible Trivia

•	iBelieve

•	Bible Baseball Trivia

•	Christian Ecards

•	One Bible

•	Bible+1

•	Biblia

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

BROADCASTING. Our broadcast audience ratings and market shares are subject to change, and any change in a particular market could adversely affect the revenue of our stations located in that market. While we already compete in some of our markets with stations that offer similar formats, if another radio station were to convert its programming to a format similar to one of ours, or if an existing competitor were to strengthen its operations, our stations could suffer reduced ratings and/or reduced revenue. In these circumstances, we could also incur significantly higher promotional and other related expenses. We cannot assure that our stations will maintain or increase their current audience ratings and revenue.

We compete for advertising revenue with other commercial religious format stations as well as general format radio stations. Our competition for advertising dollars includes other radio stations as well as digital websites and social media, broadcast television, cable television, newspapers, magazines, direct mail and billboard advertising, some of which may be controlled by horizontally integrated companies. Several factors can materially affect competitive advantage, including, but not limited to, audience ratings, program content, management talent and expertise, sales talent and experience, audience characteristics, signal strength, and the number and characteristics of other radio stations in the same market.

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

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
New York, NY	WMCA	AM	570	June 2022	B	n/a	5 / 5
	WNYM	AM	970	June 2022	B	n/a	50 / 5
Los Angeles, CA	KKLA	FM	99.5	December 2021	B	2,959	10
	KRLA	AM	870	December 2021	B	n/a	50 / 3
	KFSH	FM	95.9	December 2021	A	328	6
Chicago, IL	WYLL	AM	1160	December 2028	B	n/a	50 / 50
	WIND	AM	560	December 2028	B	n/a	5 / 5
San Francisco, CA	KFAX	AM	1100	December 2021	B	n/a	50 / 50
	KDOW	AM	1220	December 2021	D	n/a	5 / 0.145
	KTRB	AM	860	December 2021	B	n/a	50 / 50
Dallas-Fort Worth, TX	KLTY	FM	94.9	August 2021	C	1,667	100
	KWRD	FM	100.7	August 2021	C	1,988	98
	KSKY	AM	660	August 2021	B	n/a	20 / 0.7
	KTNO	AM	620	August 2021	B	n/a	5 / 4.5

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
Houston-Galveston, TX	KNTH	AM	1070	August 2021	B	n/a	10 / 5
	KKHT	FM	100.7	August 2021	C	1,952	100
Washington, D.C.	WAVA	FM	105.1	October 2027	B	604	33
	WAVA	AM	780	October 2019	D	n/a	12
	WWRC	AM	570	October 2027	B	n/a	5 / 1
Atlanta, GA	WNIV	AM	970	April 2028	D	n/a	5 / 0.039
	WLTA	AM	1400	April 2028	C	n/a	1 / 1
	WFSH	FM	104.7	April 2028	C1	1,657	24
	WGKA	AM	920	April 2028	B	n/a	14 / 0.49
	WDWD	AM	590	April 2028	B	n/a	12 / 4.5
Philadelphia, PA	WFIL	AM	560	August 2022	B	n/a	5 / 5
	WNTP	AM	990	August 2022	B	n/a	50 / 10
Boston, MA	WEZE	AM	590	April 2022	B	n/a	5 / 5
	WROL	AM	950	April 2022	D	n/a	5 / 0.09
Miami, FL	WKAT	AM	1450	February 2028	C	n/a	1 / 1
Seattle-Tacoma, WA	KGNW	AM	820	February 2022	B	n/a	50 / 5
	KLFE(1)	AM	1590	February 2022	B	n/a	20 / 5
	KNTS(1)	AM	1680	February 2022	B	n/a	10 / 1
Detroit, MI	WDTK	AM	1400	October 2028	C	n/a	1 / 1
	WLQV	AM	1500	October 2028	B	n/a	50 / 10
Phoenix, AZ	KKNT	AM	960	October 2021	B	n/a	5 / 5
	KPXQ	AM	1360	October 2021	B	n/a	50 / 1
	KXXT	AM	1010	October 2021	B	n/a	15 / 0.25
Minneapolis-St. Paul, MN	KKMS	AM	980	April 2021	B	n/a	5 / 5
	KDIZ	AM	1570	April 2021	B	n/a	4.0 / 0.22
	WWTC	AM	1280	April 2021	B	n/a	10 / 15
	KYCR	AM	1440	April 2021	B	n/a	5 / 0.5
San Diego, CA	KPRZ	AM	1210	December 2021	B	n/a	20 / 10
	KCBQ	AM	1170	December 2021	B	n/a	50 / 2.9
Tampa, FL	WTWD	AM	910	February 2028	B	n/a	5 / 5
	WTBN	AM	570	February 2028	B	n/a	5 / 5
	WGUL	AM	860	February 2028	B	n/a	5 / 1.5
Denver-Boulder, CO	KRKS	FM	94.7	April 2021	C	984	100
	KRKS(1)	AM	990	April 2021	B	n/a	6.5 / 0.39
	KNUS	AM	710	April 2021	B	n/a	5 / 5
	KBJD(1)	AM	1650	April 2021	B	n/a	10 / 1
Portland, OR	KPDQ	FM	93.9	February 2022	C1	1,270	52
	KPDQ	AM	800	February 2022	B	n/a	1 / 0.5
	KFIS	FM	104.1	February 2022	C2	1266	6.9
	KRYP	FM	93.1	February 2022	C3	1,270	1.6
	KDZR	AM	1640	February 2022	B	n/a	10 / 1
	KPAM	AM	860	February 2022	B	n/a	50 / 15
San Antonio, TX	KSLR	AM	630	August 2021	B	n/a	5 / 4.3
	KLUP	AM	930	August 2021	B	n/a	5 / 1
Riverside-San Bernardino, CA	KTIE	AM	590	December 2021	B	n/a	2.5 / 0.96
Sacramento, CA	KFIA	AM	710	December 2021	B	n/a	25 / 1
	KTKZ	AM	1380	December 2021	B	n/a	5 / 5
	KSAC	FM	105.5	December 2021	B1	1,010	2.55
	KKFS	FM	103.9	December 2021	A	328	6

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
Pittsburgh, PA	WORD	FM	101.5	August 2022	B	535	43
	WPIT	AM	730	August 2022	D	n/a	5 / 0.024
	WPGP	AM	1250	August 2022	B	n/a	5 / 5
Orlando, FL	WORL	AM	950	February 2028	B	n/a	12 / 5
	WTLN	AM	990	February 2028	B	n/a	50 / 14
Cleveland, OH	WHKW	AM	1220	October 2028	B	n/a	50 / 50
	WFHM	FM	95.5	October 2028	B	620	31
	WHK	AM	1420	October 2028	B	n/a	5 / 5
Columbus, OH	WRFD	AM	880	October 2028	D	n/a	23
	WTOH	FM	98.9	October 2028	A	505	2.6
Nashville, TN	WBOZ	FM	104.9	August 2028	A	328	6
	WFFH	FM	94.1	August 2028	A	453	3.2
	WFFI	FM	93.7	August 2028	A	755	1.15
Louisville, KY	WFIA	FM	94.7	August 2028	A	394	3.3
	WGTK	AM	970	August 2028	B	n/a	5 / 5
	WFIA	AM	900	August 2028	D	n/a	0.93 / 0.162
Greenville, SC	WGTK	FM	94.5	December 2027	C	1,490	100
	WRTH	FM	103.3	December 2027	A	479	2.7
	WLTE	FM	95.9	December 2027	A	233	6
Honolulu, HI	KAIM	FM	95.5	February 2022	C	1,854	100
	KGU	AM	760	February 2022	B	n/a	10 / 10
	KHCM	AM	880	February 2022	B	n/a	2 / 2
	KHCM	FM	97.5	February 2022	C1	46	80
	KGU	FM	99.5	February 2022	C	1,965	100
	KKOL	FM	107.9	February 2022	C	1,965	100
	KHNR	AM	690	February 2022	B	n/a	10 / 10
Sarasota-Bradenton, FL	WLSS	AM	930	February 2028	B	n/a	5 / 3
Little Rock, AR	KDIS	FM	99.5	June 2028	A	312	6
	KKSP	FM	93.3	June 2028	C3	699	22
	KDXE	FM	101.1	June 2028	A	876	0.85
	KZTS	AM	1380	June 2028	B	n/a	5 / 2.5
Colorado Springs, CO	KGFT	FM	100.7	April 2021	C	2,218	78
	KBIQ	FM	102.7	April 2021	C	2,280	72
	KZNT	AM	1460	April 2021	B	n/a	5 / 0.5
Oxnard-Ventura, CA	KDAR	FM	98.3	December 2021	B1	1,289	1.5
Warrenton, Virginia	WRCW	AM	1250	October 2027	D	n/a	3 / 0.125

(1)

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

The following table sets forth information with respect to each of our radio stations FM translators for which we are the licensee and/or operate:

Market	Station Call Letters	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day	Power (in Kilowatts) Night
Boston	W262CV (WROL)	100.3	4/1/2022	D	164	0.25	0.25
Cleveland	W245CY (WHKW)	96.9	10/1/2028	D	520	0.005	0.005
Cleveland	W273DG (WHK)	102.5	10/1/2028	D	520	0.005	0.005
Colorado Springs	K266CK (KZNT)	101.1	4/1/2021	D	-191	0.099	0.099
Columbus	W240CX (WTOH)	95.9	10/1/2028	D	505	0.99	0.525
Columbus	W283CL (WRFD)	104.5	10/1/2028	D	545	0.25	0.25
Dallas-Ft. Worth	K273BJ (KLTY-FM)	102.5	8/1/2021	D	434	0.25	0.25
Detroit	W224CC (WLQV)	92.7	10/1/2028	D	924	0.099	0.099
Detroit	W268CN (WDTK)	101.5	10/1/2028	D	914	0.099	0.099
Greenville	W245CH (WGTK-FM)	96.9	12/1/2027(1)	D	1,364	0.25	0.25
Greenville	W275BJ (WGTK-FM)	102.9	12/1/2027(1)	D	1,390	0.25	0.25
Honolulu	K232FL (KHNR)	94.3	2/1/2022	D	204	0.25	0.25
Honolulu	K236CR (KGU-AM)	95.1	2/1/2022	D	204	0.25	0.25
Houston	K277DE (KNTH)	103.3	8/1/2021	D	514	0.25	0.25
Little Rock	K288EZ (KZTS)	105.5	6/1/2028	D	332	0.25	0.25
Little Rock	K277DP (KZTS)	103.3	6/0/2028	D	323	0.25	0.25
Louisville	W297BV (WFIA)	107.3	8/1/2028	D	286	0.25	0.25
Louisville	W228EO (WGTK)	93.5	9/9/2022	D	191	0.099	0.099
Miami	W270CV (WKAT)	101.9	2/1/2028(1)	D	531	0.25	0.25
Minneapolis	K298CO (WWTC)	107.5	4/1/2021	D	176	0.25	0.25
New York	W272DX (WMCA)	102.3	6/1/2022	D	357	0.25	0.25
Orlando	W268CT (WTLN)	101.5	2/1/2028(1)	D	323	0.25	0.25
Orlando	W235CR (WORL)	94.9	2/1/2028(1)	D	434	0.225	0.225
Pittsburgh	W223CS (WPGP)	92.5	8/1/2022	D	455	0.11	0.11
Pittsburgh	W243BW (WPIT)	96.5	8/1/2022	D	466	0.25	0.25
Portland	K292HH (KPDQ)	106.3	2/1/2022	D	1,150	0.099	0.099
Sacramento	K289CT (KFIA)	105.7	12/1/2021	D	291	0.25	0.25
San Diego	K241CT (KCBQ)	96.1	12/1/2021	D	826	0.25	0.25
San Diego	K291CR (KPRZ)	106.1	12/1/2021	D	820	0.25	0.25
San Francisco	K237GZ (KDOW)	95.3	12/1/2021	D	1,263	0.04	0.04
Seattle	K281CQ (KGNW)	104.1	2/1/2022	D	1,248	0.099	0.099
Tampa	W271CY (WTWD)	102.1	2/1/2028(1)	D	271	0.125	0.125
Tampa	W229DJ (WGUL)	93.7	2/1/2028(1)	D	272	0.099	0.099
Tampa/Sarasota	W229BR (WLSS)	93.7	2/1/2028(1)	D	212	0.099	0.099
Tampa/Sarasota	W262CP (WTBN)	100.3	2/1/2028(1)	D	1,074	0.25	0.25
Washington DC	W244EB (WAVA)	96.7	4/10/2021	D	641	0.15	0.15

(1)	FCC Renewal pending

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

Foreign Ownership: Under the Communications Act, a broadcast license may not be granted to or held by a corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, there are limitations on the licensee of a broadcast license, that is held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. We therefore may be restricted from having more than one-fourth of our stock owned or voted by aliens, foreign governments or non-U.S. corporations, although the FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcasting holding companies. The FCC generally will not make such a determination absent favorable executive branch review.

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

In November 2019, the United States Court of Appeals for the Third Circuit issued a decision that resulted in reinstatement of the cross-ownership rules, which the FCC had previously eliminated. The Supreme Court of the United States granted petitions for certiorari seeking review of the Third Circuit decision and heard argument on January 19, 2021. The case remains pending. The FCC initiated its 2018 quadrennial review in December 2018 and that proceeding remains pending. Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. We cannot predict whether the appeal or forthcoming review proceeding will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.

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

Geographic Financial Information

Our customers are based in various locations throughout the United States. While no one customer currently accounts for 10% or more of our total revenue individually or in the aggregate, our broadcast operating segment is particularly dependent on revenue generated from our Los Angeles and Dallas broadcast markets. Our Los

Angeles radio stations generated 10.6% of our total net broadcasting revenue for the year ended December 31, 2020 and 11.6% of our total net broadcasting revenue for the year ended December 31, 2019. Our Dallas radio stations generated 9.3% of our total net broadcasting revenue for the year ended December 31, 2020 and 10.1% of our total net broadcasting revenue for the year ended December 31, 2019.

Because substantial portions of our broadcast revenue is derived from our Los Angeles and Dallas markets, our ability to generate revenue in those markets could be adversely affected by local or regional economic downturns in these areas.

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

Executive Offices

Our executive offices are located in Irving, Texas, where we own an approximately 43,000 square foot office building.

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

SRNTM, SMR , Salem Consumer Products, our Dallas radio stations studios and offices, and our executive offices are located in the Dallas, Texas metropolitan area. We also own office buildings in Honolulu, Hawaii; Tampa, Florida; Orlando, Florida and Greenville, South Carolina from which our radio stations studios and offices operate. Our national radio network operates from various offices and studios. These studios may be used to generate programming or programming can also be relayed from a remote point of origination. Our network also leases satellite transponders used in the delivery of its programming.

Our current lease agreements range from four months to twenty-eight years remaining on the lease term. We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in Note 17, Related Party Transactions in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report.

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

Digital Media

Our digital media entities operate from office buildings and require additional data storage centers. SWN operates from leased office facilities in Richmond, Virginia and Nashville, Tennessee. Townhall Media operates from a leased facility in Arlington, Virginia that is shared with our radio stations and Eagle Financial Publications. Our current lease agreements range from one to six years remaining on the lease term.

Publishing

Regnery® Publishing operates from a leased facility in Washington, D.C. with inventory fulfillment managed by a third-party in Delran, New Jersey. Salem Author Services operates from a leased facility in Orlando, Florida. Singing News® operates from a leased facility in Nashville, Tennessee that is shared with our broadcasting operations in that market. Our current lease agreements range from two to three years remaining on the lease term.

Corporate

Certain corporate administrative functions are performed in Camarillo, California where we own an approximately 46,000 square foot office building.

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

ITEM 4. MINE AND SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On February 10, 2021, we had approximately 51 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 21,129,667 outstanding shares of Class A common stock and two stockholders of record and 5,553,696 outstanding shares of Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2019				2020
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High (mid-day)	$3.26	$2.67	$2.50	$1.70	$1.74	$2.62	$2.46	$1.25
Low (mid-day)	$2.08	$1.85	$1.48	$1.35	$0.65	$0.69	$0.85	$0.78

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

The following table shows the equity distributions that have been declared and paid to all stockholders of record of our Class A and Class B common stock during the years ended December 31, 2020 and 2019.

Announcement Date	Record Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
March 10, 2020	March 24, 2020	March 31, 2020	$ 0.0250	$ 667
December 10, 2019	December 23, 2019	December 30, 2019	$ 0.0250	$ 667
September 11, 2019	September 23, 2019	September 30, 2019	$ 0.0650	$ 1,730
May 14, 2019	June 14, 2019	June 28, 2019	$ 0.0650	$ 1,728
March 7, 2019	March 19, 2019	March 29, 2019	$ 0.0650	$ 1,702

Our sole source of cash available for making any future equity distributions is our operating cash flow subject to our 6.75% Notes and ABL Facility, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this annual report. Our Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Consolidated Financial Statements under Item 8 of this annual report for details of each of these transactions. We have elected the presentation requirements under Rule 12b-2 of the Exchange Act as a smaller reporting company and have herein included a two-year discussion of our financial condition and results of operations.

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to:

•	the coronavirus COVID-19 (“COVID-19”) that is adversely impacting our business,

•	risks and uncertainties relating to the need for additional funds to service our debt,

•	risks and uncertainties relating to the need for additional funds to execute our business strategy,

•	our ability to access borrowings under our Asset Based Loan (“ABL Facility”),

•	reductions in revenue forecasts,

•	our ability to renew our broadcast licenses,

•	changes in interest rates,

•	the timing of our ability to complete any acquisitions or dispositions,

•	costs and synergies resulting from the integration of any completed acquisitions,

•	our ability to effectively manage costs,

•	our ability to drive and manage growth,

•	the popularity of radio as a broadcasting and advertising medium,

•	changes in consumer tastes,

•	the impact of general economic conditions in the United States or in specific markets in which we do business,

•	industry conditions, including existing competition and future competitive technologies,

•	disruptions or postponements of advertising schedules and programming in response to national or world events,

•	our ability to generate revenue from new sources, including local commerce and technology-based initiatives, and

•

the impact of regulatory rules or proceedings that may affect our business from time to time, and the future write-off of any material portion of the fair value of our FCC broadcast licenses and goodwill.

Overview

Salem Media Group, Inc. (“Salem” “we” “us” “our” and “its”) is a domestic multimedia company specializing in Christian and conservative content, with media properties comprising radio broadcasting, digital media, and publishing. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. The information on our website is not a part of or incorporated by reference into this or any other report of the company filed with, or furnished to, the SEC.

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

In each of our operating segments, the rates we can charge for airtime, advertising and other products and services are dependent upon several factors, including:

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

Revenue generated from our radio stations, networks and sales firms is reported as broadcast revenue in our Consolidated Financial Statements included in Item 8 of this annual report. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

Broadcast revenue is impacted by the rates radio stations can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered or downloads made, and the number of events held, including the size of the event and the number of attendees. Block programming rates are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services for most of our radio stations. In select markets, we subscribe to Nielsen Audio, which develops monthly reports measuring a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time available for block programming and/or advertising, which may vary at different times of the day.

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

Our results are subject to seasonal fluctuations. As is typical in the broadcasting industry, our second and fourth quarter advertising revenue typically exceeds our first and third quarter advertising revenue. Seasonal fluctuations in advertising revenue correspond with quarterly fluctuations in the retail industry. Additionally, we experience increased demand for political advertising during election, or even numbered years, over non-election or odd numbered years. Political advertising revenue varies based on the number and type of candidates as well as the number and type of debated issues.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During each of the years ended December 31, 2020 and 2019, 98% and 97%, respectively, of our broadcast revenue was sold for cash.

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

Digital Media

Our digital media based businesses provide Christian, conservative, investing, e-commerce, audio and video streaming, and other resources digitally through the web. Refer to Item 1. Business of this annual report for a description of each of our digital media websites and operations.

Revenue generated from this segment is reported as digital media revenue in our Consolidated Statements of Operations included in this annual report. Digital media revenue is impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered or the number of products sold and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which Easter is observed, as this holiday generates a higher volume of product downloads from our church product websites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

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

Revenue generated from this segment is reported as publishing revenue in our Consolidated Statements of Operations included in this annual report. Publishing revenue is impacted by the retail price of books and e-books, the number of books sold, the number and retail price of e-books sold, the number and rate of print magazine subscriptions sold, the rate and number of pages of advertisements sold in each print magazine, and the number and rate at which self-published books are published. Regnery® Publishing revenue is impacted by elections as it generates higher levels of interest and demand for publications containing conservative and political based opinions.

The primary operating expenses incurred by our publishing businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses; and (iv) cost of goods sold that includes printing and production costs, fulfillment costs, author royalties and inventory reserves.

Known Trends and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, certain economies, and financial markets resulting in a significant economic downturn. We experienced declining revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spend due to the outbreak and stay-at-home orders that effectively shut many businesses down. This was particularly true within our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions and in our publishing segment that sells books in retail stores and through live events.

While this disruption is expected to be temporary, there remains to be considerable uncertainty around the duration. Although advertising revenue continues to improve from the lowest levels experienced during April and May of 2020, it remains significantly below prior years. The exact timing and pace of the recovery has not been determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay-at-home orders. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist. Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising customers and consumer behavior.

Future availability under our credit facility is contingent upon our eligible receivable balance, which is negatively impacted by lower revenue and longer days to collect. Availability under our ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our ABL Facility declined to $24.2 million at December 31, 2020 from $26.4 million at December 31, 2019, of which $5.0 million was outstanding at December 31, 2020 compared to $12.4 million outstanding at December 31, 2019.

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

Our broadcast revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 10.6% and 9.3% respectively, of our total net broadcast revenue during the year ended December 31, 2020 compared to 11.6% and 10.1%, respectively, of our total net broadcast revenue during the same period of the prior year.

Revenue from print magazines, including advertising revenue and subscription revenue, is challenged due to lower demand from the audiences that increasingly use other mediums that deliver comparable information. Book sales are contingent upon overall economic conditions and our ability to attract and retain authors. Decreases in digital revenue could adversely affect our operating results, financial condition and results of operations. Digital revenue is impacted by the nature and delivery of page views and the number of advertisements per page. We have experienced a shift in the number of page views from desktop devices to mobile devices. While mobile page views have increased dramatically, they carry a lower number of advertisements per page and are generally sold at lower rates. A shift from desktop page views to mobile device views negatively impacts revenue as mobile devices carry lower rates and less advertisement per page. To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs.

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

Item 10(e) of Regulation S-K defines and prescribes the conditions under which certain non-GAAP financial information may be presented in this annual report. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Same Station net broadcast revenue, Same Station broadcast operating expenses,

Same Station Operating Income, Digital Media Operating Income, and Publishing Operating Income, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP financial measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends and performance.

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

Reconciliation of Non-GAAP Financial Measures:

In the tables below, we present a reconciliation of net broadcast revenue, the most comparable GAAP measure, to Same Station net broadcast revenue, and broadcast operating expenses, the most comparable GAAP measure to Same Station broadcast operating expense. We show our calculation of SOI and Same Station Operating Income, which is reconciled from net income, the most comparable GAAP measure in the table following our calculation of Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP measures are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2019	2020
	(Dollars in thousands)
Net broadcast revenue	$193,339	$178,127
Less broadcast operating expenses	(149,439)	(140,942)

Station Operating Income	$43,900	$37,185

Net digital media revenue	$39,165	$39,593
Less digital media operating expenses	(30,801)	(31,725)

Digital Media Operating Income	$8,364	$7,868

Net publishing revenue	$21,394	$18,519
Less publishing operating expenses	(22,348)	(21,950)

Publishing Operating Loss	$(954)	$(3,431)

In the table below, we present a reconciliation of net income (loss), the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2019	2020
	(Dollars in thousands)
Net loss	$(27,839)	$(54,062)
Plus provision for income taxes	3,977	30,274
Plus net miscellaneous (income) and expenses	(163)	9
Plus (gain) loss on early retirement of long-term debt	(1,670)	(49)
Plus interest expense, net of capitalized interest	17,496	16,075
Less interest income	(2)	(1)

Net operating loss	$(8,201)	$(7,754)

Plus net (gain) loss on the disposition of assets	22,326	1,575
Plus impairment of indefinite-lived long-term assets other than goodwill	2,925	17,254
Plus impairment of goodwill	2,427	307
Plus change in the estimated fair value of contingent earn-out consideration	(41)	(12)
Plus depreciation and amortization	15,934	14,058
Plus unallocated corporate expenses	15,940	16,194

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$51,310	$41,622

Station Operating Income	$43,900	$37,185
Digital Media Operating Income	8,364	7,868
Publishing Operating Loss	(954)	(3,431)

	$51,310	$41,622

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Loss, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2019	2020
	(Dollars in thousands)
Net loss	$(27,839)	$(54,062)
Plus interest expense, net of capitalized interest	17,496	16,075
Plus provision for income taxes	3,977	30,274
Plus depreciation and amortization	15,934	14,058
Less interest income	(2)	(1)

EBITDA	$9,566	$6,344

Plus net (gain) loss on the disposition of assets	22,326	1,575
Plus change in the estimated fair value of contingent earn-out consideration	(41)	(12)
Plus impairment of indefinite-lived long-term assets other than goodwill	2,925	17,254
Plus impairment of goodwill	2,427	307
Plus net miscellaneous (income) and expenses	(163)	9
Plus (gain) on early retirement of long-term debt	(1,670)	(49)
Plus non-cash stock-based compensation	1,460	345
Plus ASC 842 lease adoption	171	—

Adjusted EBITDA	$37,001	$25,773

RESULTS OF OPERATIONS

Year Ended December 31, 2020 compared to the year ended December 31, 2019

The following factors affected our results of operations and cash flows for the year ended December 31, 2020 as compared to the prior year:

Financing

During the year ended December 31, 2020, we completed repurchases of $3.5 million of the Notes for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs compared to repurchases of compared to repurchases of $18.7 million of the Notes for $16.8 million in cash, recognizing a net gain of $1.7 million after adjusting for bond issuance costs during the prior year as detailed in Note 13—Long-Term Debt in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report.

Equity Transactions

Distributions of $0.7 million ($0.025 per share) were declared and paid in March 2020 compared to distributions of $5.8 million ($0.025 per share) during the prior year as detailed in Note 19—Equity Transactions in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report.

Acquisitions and Divestitures

The operating results of our business acquisitions and asset purchases are included in our consolidated results of operations from their respective closing date or the date that we began operating them under an LMA or TBA. The operating results of business and asset divestitures are excluded from our consolidated results of operations from their respective closing date or the date that a third-party began operating them under an LMA or TBA.

•

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

•	On September 27, 2019, we exchanged radio station KKOL-AM, in Seattle, Washington for KPAM-AM in Portland, Oregon. No cash was exchanged for the assets.

•	On September 26, 2019, we sold four radio stations, WWMI-AM and WLCC-AM in Tampa, Florida and WZAB-AM and WOCN-AM (formerly WKAT-AM) in Miami, Florida for $8.2 million in cash.

•	On September 18, 2019, we sold radio station WDYZ-AM (formerly WORL-AM) in Orlando, Florida for $0.9 million in cash.

•	On August 15, 2019 we exchanged FM Translator W276CR, in Bradenton, FL for FM Translator W262CP in Bayonet Point, FL. No cash was exchanged for the assets.

•	On July 25, 2019, we acquired the Journeyboxmedia.com website and related assets for $0.5 million in cash.

•	On July 10, 2019 we acquired certain assets including a digital content library from Steelehouse Productions, Inc. for $0.1 million in cash.

•	On June 27, 2019, we sold a portion of land on our transmitter site in Miami, Florida, for $0.9 million in cash.

•	On June 6, 2019, we acquired InvestmentHouse.com website and related financial newsletter assets for $0.6 million in cash.

•	On May 14, 2019, we sold radio station WSPZ-AM (previously WWRC-AM) in Washington D.C. for $0.8 million in cash. The buyer began programming the station on April 12, 2019 under a TBA.

•	On March 21, 2019, we sold Newport Natural Health for $0.9 million in cash.

•	On March 18, 2019, we acquired the pjmedia.com website for $0.1 million in cash.

•	On February 28, 2019, we sold Mike Turner’s line of investment products, including TurnerTrends.com and other domain names and related assets.

•	On February 27, 2019, we sold HumanEvents.com, for $0.3 million in cash.

Net Broadcast Revenue

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$193,339	$178,127	$(15,212)	(7.9)%	76.1%	75.4%
Same Station Net Broadcast Revenue	$186,395	$175,388	$(11,007)	(5.9)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2019		2020
	(Dollars in thousands)
Block Programming:
National	$48,465	25.0%	$47,009	26.4%
Local	30,502	15.8	24,267	13.6

	78,967	40.8	71,276	40.0
Broadcast Advertising:
National	16,352	8.5	15,288	8.6
Local	51,824	26.8	39,407	22.1

	68,176	35.3	54,695	30.7
Station Digital (local)	14,892	7.7	24,527	13.8
Infomercials	1,409	0.7	974	0.5
Network	19,078	9.9	19,371	10.9
Other Revenue	10,817	5.6	7,284	4.1

Net Broadcast Revenue	$193,339	100.0%	$178,127	100.0%

Block programming revenue declined by $7.7 million, including a $6.2 million decline in local programming revenue and a $1.5 million decline in national programming revenue. The decline includes $2.7 million of revenue generated in 2019 from stations sold during that year, of which $2.3 million was local programming and $0.4 million was national programming. Additionally, approximately $1.2 million of the decline was due to local sports programming that was cancelled during 2020 due to the COVID-19 pandemic and $0.4 million from early payments discounts offered to a limited number of national programmers during 2020. The remainder of the decline was due to certain programmers discontinuing their ministry efforts and an increase in competition from other broadcasters and from podcasts that resulted in a lower number of programs and lower rates.

Advertising revenue, net of agency commissions, declined by $13.5 million, $15.9 million net of political, due to a $13.3 million decline in local advertising net of political and a $2.6 million decline in national advertising revenue net of political. Local advertising, net of political, declined by $5.6 million on our Contemporary Christian Music format radio stations, $3.0 million on our Christian Teaching and Talk format radio stations, $2.4 million on our News Talk format radio stations, and $2.1 million on other format stations. These declines were due to lower spot rates charged to compete with other broadcasters, primarily in the Dallas, Atlanta and Los Angeles markets, where competition for advertising buys was strong. An additional $1.4 million of the decline resulted from stations sold during 2019. The remainder of the decline was attributable to the economic impact of the COVID-19 pandemic with many advertisers reducing or ceasing to advertise due to stay-at-home orders and limited capacity orders that temporarily closed their businesses.

Station digital revenue, or local digital revenue generated from our radio stations and networks, increased by $9.6 million due to the growth of digital product offerings through Salem Surround, our national multimedia digital advertising agency providing digital marketing services to our customers. Our product offerings include social media campaigns, search engine optimization, retargeted advertising and other services intended to increase our market share as advertising dollars shift away from pure broadcast to include digital and digital technologies. In addition, we recently launched SalemNOW, an on-demand pay-per-view video steaming platform that contributed $4.4 million of the $9.6 million growth in revenue. There were no significant changes in digital rates as compared to the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, increased by $0.3 million due to a $1.7 million decline in national advertising revenue offset by a $2.0 million increase in political advertising.

Other revenue declined by $3.5 million due to a $2.7 million decrease in event revenue from the cancellation of live events due to the COVID-19 pandemic, a $0.7 million decrease in listener purchase program revenue from lower listener participation. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather, which can affect attendance. We began offering virtual events during 2020 that may continue as conditions warrant.

On a Same Station basis, net broadcast revenue decreased $11.0 million, which reflects these items net of the impact of stations acquired, disposed of, or with format changes.

Net Digital Media Revenue

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$39,165	$39,593	$428	1.1%	15.4%	16.8%

The following table shows the dollar amount and percentage of national net digital media revenue, or revenue generated from our websites and digital subscriptions, for each digital media revenue source.

	Year Ended December 31,
	2019		2020
	(Dollars in thousands)
Digital Advertising, net	$20,454	52.2%	$20,644	52.1%
Digital Streaming	3,873	10.0	3,446	8.7
Digital Subscriptions	8,044	20.5	9,208	23.3
Digital Downloads	5,694	14.5	5,904	14.9
e-commerce	480	1.2	140	0.4
Other Revenue	620	1.6	251	0.6

Net Digital Media Revenue	$39,165	100.0%	$39,593	100.0%

National digital advertising revenue, net of agency commissions, increased by $0.2 million including a $1.4 million increase from conservative opinion websites within Townhall Media and a $0.1 million increase from Eagle Financial Publications that was offset with a $1.3 million decline from SWN. The net increase from Townhall Media includes $0.6 million from our March 2019 acquisition of pjmedia.com and increases from political elections and national events. Declines in national digital advertising from SWN are attributable to a loss of advertisers who moved advertising spending to digital programmatic advertisers, such as Facebook and Google, and to a loss of advertisers who reduced or eliminated advertising. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Because mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.4 million based on lower demand for content available from our Christian websites. There were no significant changes in sales volume or rates as compared to the prior year.

Digital subscription revenue increased $1.2 million, including a $1.0 million increase from Townhall VIP, a new subscription service from Townhall Media, $0.2 million from InvesmentHouse.com that was acquired in June 2019, and a $0.2 million net increase in the number of subscribers to newsletters from Eagle Financial Publications, offset by a $0.2 million decrease from Christianjobs.com and Churchstaffing.com within SWN.

Digital download revenue increased by $0.2 million from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com. There were no significant changes in rates as compared to the prior year.

E-commerce revenue decreased by $0.3 million including a $0.4 million decrease from the sale of Newport Natural Health on March 21, 2019 that was offset with a $0.1 million increase from Eagle Financial Publications. There were no significant changes in rates as compared to the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals. We recognized revenue of $0.2 million in 2019 related to transfer services provided to the buyer of Newport Natural Health. There were no changes in volume or rates as compared to the prior year.

Net Publishing Revenue

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$21,394	$18,519	$(2,875)	(13.4)%	8.4%	7.8%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2019		2020
	(Dollars in thousands)
Book Sales	$17,418	81.4%	$13,707	74.0%
Estimated Sales Returns & Allowances	(5,739)	(26.8)	(4,479)	(24.2)

Net Book Sales	11,679	54.6	9,228	49.8

E-Book Sales	1,428	6.7	1,605	8.7
Self-Publishing Fees	5,474	25.6	5,424	29.3
Print Magazine Subscriptions	763	3.6	680	3.7
Print Magazine Advertisements	609	2.8	353	1.9
Digital Advertising	405	1.9	415	2.2
Other Revenue	1,036	4.8	814	4.4

Net Publishing Revenue	$21,394	100.0%	$18,519	100.0%

Net book sales declined by $2.5 million due to a lower volume of sales from Regnery® Publishing and Salem Author Services. Regnery® Publishing book sales reflect an 2% decrease in the average price per unit sold and a 22% decrease in volume due to a majority of book stores in the country being closed due to the COVID-19 pandemic and Amazon’s decision to prioritize the shipment of essential products over the shipment of books. Revenue from book sales through Regnery® Publishing are directly attributable to the number of titles released each period and the composite mix of titles available. Revenue varies significantly from period to period based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The decrease of $1.3 million to the estimated sales returns and allowances reflects the lower number of print books sold through Regnery® Publishing. The decline in book sales from Salem Author Services was due to authors choosing not to buy books because they could not be promoted at live events. There were no significant changes in sale prices as compared to the prior year.

Regnery® Publishing e-book sales increased by $0.2 million with a 12% decrease in sales volume offset by a 27% increase in the average price per unit sold from sales incentives. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenue varies significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased $0.4 million due a decline in the number of authors with rates charged that were comparable to the prior year.

Declines in print magazine subscription revenue and advertising revenue reflect lower consumer demand and distribution levels. There were no significant changes in rates over the prior year.

Digital adverting revenue from Regnery® Publishing websites was consistent with the prior year with no changes in volume or rates.

Other revenue includes change fees, video trailers, and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue declined $0.2 million due to lower demand.

Broadcast Operating Expenses

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$149,439	$140,942	$(8,497)	(5.7)%	58.9%	59.7%
Same Station Broadcast Operating Expenses	$141,189	$137,774	$(3,415)	(2.4)%

Broadcast operating expenses decreased by $8.5 million including $11.0 million from cost reduction initiatives and $5.1 million from stations sold during 2019 that were offset by a $7.5 million increase in costs from Salem Surround and SalemNOW. We implemented several cost cutting measures in response to the economic impact of the COVID-19 pandemic that resulted in a $3.4 million reduction in employee-related costs from temporary pay cuts, layoffs and furloughs, a $2.2 million decline in event costs, a $2.0 million decline in advertising, a $1.1 million decline in travel and entertainment, and a $0.3 million decline in lease expense. The decrease also reflects a $3.4 million decline in commissions consistent with lower revenue, a $0.4 million decline in non-cash stock-based compensation associated with restricted stock awards, and a $0.3 million decline in music license fees that was partially offset by a $1.3 million increase in bad debt expense, including an additional reserve of $1.1 million recorded at March 31, 2020 due to the impact on collections of the economic uncertainties from the COVID-19 pandemic, a $0.5 million increase in legal fees and a $0.5 million increase in insurance and software maintenance fees.

On a same-station basis, broadcast operating expenses decreased by $3.4 million. The decrease in broadcast operating expenses on a Same Station basis reflects the above described items net of the impact of start-up costs associated with station acquisitions, format changes and station dispositions.

Digital Media Operating Expenses

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$30,801	$31,725	$924	3.0%	12.1%	13.4%

The net increase in digital media operating expenses of $0.9 million includes a $0.7 million increase in professional services, a $0.4 million increase in cost of sales, a $0.3 million increase in commissions, a $0.3 million increase in software maintenance fees, a $0.1 million increase in royalties, a $0.1 million increase in advertising and promotional expenses and a $0.1 million increase in bad debt expense, offset by a $0.7 million decrease in support and streaming fees from vendor concessions, a $0.4 million decrease in employee-related expenses due to temporary pay cuts. The increases in advertising and promotion reflect start-up costs from the launch of Townhall VIP, a premium subscription service.

Publishing Operating Expenses

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$22,348	$21,950	$(398)	(1.8)%	8.8%	9.3%

Publishing operating expenses decreased by $0.4 million, including a $0.9 million decrease in payroll-related costs and a $1.4 million decrease in the cost of goods sold that included a $0.7 million decrease from print books sold by Regnery® Publishing, a $0.6 million decline from Salem Author Services due to a lower volume of book sales and a $0.1 million decrease from Salem Publishing, a $0.1 million decrease in advertising and promotion expenses and a $0.1 million decrease in facility costs, that was offset by a $1.0 million increase in royalty expense reflecting an increase in the reserve for royalty advances based on lower sales, a $0.8 million increase in bad debt expense and a $0.3 million increase in professional services. The gross profit margin for Regnery® Publishing was 44% for the year ended December 31, 2020 as compared to 58% for the same period of the prior year as sales volume decreased greater than material costs savings. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 72% from 68% due to lower paper costs for print book sales.

Unallocated Corporate Expenses

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$15,940	$16,194	$254	1.6%	6.3%	6.9%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The net increase of $0.3 million includes a $0.7 million increase in costs to surrender split dollar life insurance, a $0.2 million increase in office and computer maintenance due to a ransomware attack, a $0.1 million increase in professional services and a $0.1 million increase in facility costs that were offset by a $0.7 million decrease in non-cash stock-based compensation and a $0.1 million decrease in payroll-related expenses due to company-wide implementation of pay cuts.

Depreciation Expense

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$11,297	$10,777	$(520)	(4.6)%	4.4%	4.6%

The decrease in depreciation expense reflects the impact station assets sold during 2019 and the impact of reduced capital expenditures during 2020 and a reduction in acquisition activity. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$4,637	$3,281	$(1,356)	(29.2)%	1.8%	1.4%

The decrease in amortization expense reflects the impact of fully amortized domain names, customer lists and contracts, and subscriber base lists that were fully amortized at or near the beginning of the 2020 calendar year resulting in lower amortization expense for this year. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(41)	$(12)	$29	(70.7)%	—%	—%

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

At December 31, 2020, no estimated contingent earn-out consideration was outstanding compared to $19,000 at December 31, 2019. We recorded a net decrease to our estimated contingent earn-out liabilities of $12,000 for the year ended December 31, 2020 compared to a net decrease of $41,000 during the prior year. Changes in our estimates of the contingent earn-out reflect the volatility of projected revenue growth, page views and session time. We made $7,000 in cash payments for contingent earn-out consideration during the year ended December 31, 2020 compared to no cash payments made in the prior year.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$2,925	$17,254	$14,329	489.9%	1.2%	7.3%

We performed an interim review of broadcast licenses for certain markets during the three months ended March 31, 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenue. We engaged an independent third-party appraisal and valuation firm to assist us with determining the fair value of our broadcast licenses. Based on our interim review and analysis, we recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento and Tampa. We also recorded an impairment charge of $0.3 million to the value of mastheads. These impairments were driven by decreases in projected revenue due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

The impairment charge of $2.9 million for the year ended December 31, 2019 includes a $1.9 million impairment to broadcast licenses in our Louisville, Philadelphia, Portland and San Francisco markets recorded during interim testing in September 2019 based on market revenue that was trending below the forecasted amounts that were used in our 2018 year-end valuations, a $1.0 million impairment to broadcast licenses in our Tampa market recognized during annual testing in the fourth quarter of 2019 and a $17,300 impairment of mastheads recognized during our annual testing in the fourth quarter of 2019. These impairment charges were driven by decreases in the projected long-term revenue growth rates for the broadcast and publishing industries. We believe that these decreases are indicative of trends in the industry as a whole and are not unique to our company or operations.

Impairment of Goodwill

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$2,427	$307	$(2,120)	(87.4)%	1.0%	0.1%

We performed an interim review of goodwill for impairment during the three months ended March 31, 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenue. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value for certain entities. Based on our interim review and analysis we recorded an impairment charge of $0.3 million. These impairments were driven by decreases in projected revenue due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

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

We believe that these decreases are indicative of trends in the industry as a whole and are not unique to our company or operations.

Net (Gain) Loss on the Disposition of Assets

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$22,326	$1,575	$(20,751)	(92.9)%	8.8%	0.7%

The net loss on the disposition of assets of $1.6 million for the year ended December 31, 2020 includes a $1.4 million estimated pre-tax loss for associated with plans to exit the Miami broadcast market with the pending sale of radio station WKAT-AM and various other fixed asset disposals.

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

Other Income (Expense)

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$2	$1	$(1)	(50.0)%	—%	—%
Interest Expense	(17,496)	(16,075)	1,421	(8.1)%	(6.9)%	(6.8)%
Gain on Early Retirement of Long-Term Debt	1,670	49	(1,621)	(97.1)%	0.7%	—%
Net Miscellaneous Income and (Expenses)	163	(9)	(172)	(105.5)%	0.1%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $1.4 million reflects the lower outstanding balance of the Notes, the outstanding balance of the ABL Facility with variable interest rates ranging from 2.0% to 3.0% during 2020 compared to 3.8% to 4.5% during the prior year, and finance lease obligations outstanding during the year ended December 31, 2020.

The gain on the early retirement of long-term debt reflects $3.5 million of repurchases of the Notes at prices below face value resulting in a pre-tax gain of $49,000 for the year ended December 31, 2020 compared to $18.7 million of repurchases of the Notes at prices below face value resulting in a pre-tax gain of $1.7 million for the prior year.

Net miscellaneous income and expenses includes miscellaneous receipts such as usage fees for real estate properties and miscellaneous expenses. During the year ended December 31, 2019, we received $0.1 million in insurance proceeds associated with water damage to one of our radio stations in Los Angeles, California.

Provision for Income Taxes

	Year Ended December 31,
	2019	2020	Change $	Change %	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$3,977	$30,274	$26,297	661.2%	1.6%	12.8%

We recognized provision for income tax of $30.3 million for the year ended December 31, 2020 compared to $4.0 million for the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (127.3)% for the year ended December 31, 2020 compared to (16.7)% for the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. For the year ended December 31, 2020, the primary drivers of the effective tax rate include a federal income tax benefit generated from operations of $5.0 million, an additional valuation allowance of $24.3 million relating to federal net operating loss carryforwards and a $10.8 million valuation allowance related to state net operating loss carryforwards, along with permanent differences and other state statutory rate adjustments. The state income tax provision is an accumulation of applicable state income taxes calculated in accordance with each state’s tax laws and each state’s pre-tax income that ranges from various losses to income levels.

Net Loss

	Year Ended December 31,
	2019	2020	Change $	Change%	2019	2020
	(Dollars in thousands)				% of Total Net Revenue
Net Loss	$(27,839)	$(54,062)	$(26,223)	94.2%	(11.0)%	(22.9)%

Net loss increased by $26.2 million to $54.1 million for the year ended December 31, 2020 compared to $27.8 million during the prior year due to the changes described above.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates are critical accounting policies that affect the preparation of our Consolidated Financial Statements:

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

We reforecast our anticipated results extending through March 2022. Our reforecast includes the impact of certain cost-cutting measures associated with reductions in staffing, reductions in commissions and royalty expenses based on lower revenue forecasts, reductions in travel and entertainment expenses due to stay-at-home mandates, reductions in event costs, company-wide pay cuts, furloughs of certain employees, and the temporary suspension of the company 401(k) match. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of the financial statements.

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

Indefinite-Lived Intangible Assets

Approximately 65% of our total assets at December 31, 2020 consisted of indefinite-lived intangible assets including broadcast licenses and goodwill. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures as Level 3 inputs discussed in Note 13 of our Financial Statements and Supplementary Data.

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

Sensitivity of Indefinite-Lived Intangible Assets

When estimating the fair value of broadcast licenses and goodwill, we make assumptions regarding future revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment that may differ materially from actual results. The following sensitivity analysis shows the incremental impact and the hypothetical non-cash impairment charge that would have result if our estimates were to change by 100 basis points as of the annual testing period in the fourth quarter of 2020:

	Sensitivity Analysis (1)
	Increase in Risk- Adjusted Discount Rate	Decrease in Operating Profit Margins	Decrease in Long-Term Revenue Growth Rates
	(Dollars in thousands)
Incremental broadcast licenses impairment	$13,302	$—	$4,132
Incremental goodwill impairment	862	648	317

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.

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

Long-term revenue growth rates are determined from publicly available information on industry expectations rather than our own estimates, which could differ. Long-term revenue growth rates can vary for each of our broadcast markets. Using industry expectations, each broadcast market, digital and publishing entity’s revenue was forecasted over a ten-year projection period to reflect the projected long-term growth rate. If the future outlook for the broadcast, digital or publishing industry growth declines by more than our estimates, we may recognize future impairment charges, the amount of which may be material.

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

Contingent Earn-Out Consideration

Our acquisitions often include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurements include inputs that are Level 3 measurement as discussed in Note 13 in the notes of our Consolidated Financial Statements contained in Item 8 in this annual report.

We review the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent earn-out consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. The changes in our estimates reflect volatility from variables, such as revenue growth, page views and session time

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of contingent earn-out consideration however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 13 in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report.

Contingency Reserves

In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration and other claims that are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. Certain of these proceedings are discussed in Note 15, Commitments and Contingencies, contained in our Consolidated Financial Statements.

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

While we believe that the final resolution of any known matters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources.

Allowance for Doubtful Accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. We increased our reserve percentages during 2020 based on the adverse economic conditions resulting from the COVID-19 pandemic and the expected impact on the ability of our customers to make payments. Past due balances are generally not written-off until all collection efforts have been unsuccessful, including use of a collection agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

Inventory Reserves

Inventories consist of published books from Regnery® Publishing. Inventory is recorded at the lower of cost or net realizable value as determined on a First-In First-Out cost method. We review historical data and our own experiences to estimate the fair value of inventory on hand. Our analysis includes reviewing actual sales returns, allowance estimates, royalty reserves, overall economic conditions and demand for each title. We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Reserves for Royalty Advances

Royalties are paid in advance to book authors and capitalized as prepaid assets. Royalties are expensed as the related book revenue is earned or when we determine that future recovery of the royalty is not likely. We review historical data associated with royalty advances, earnings and recoverability based on actual results of Regnery® Publishing. Historically, the longer the unearned portion of an advance remains outstanding, the less likely it is that we will recover the advance through sales of the book. We apply this historical experience to outstanding royalty advances to estimate the likelihood of recovery. A provision is established to expense the balance of any unearned advance which we believe is not recoverable. Our analysis also considers other discrete factors, such as death of an author, any decision to not pursue publication of a title, poor market demand and other relevant factors. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Fair Value of Equity Awards

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation. We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of each award using the Black-Scholes valuation model that requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the award granted. The exercise price for each award is equal to or greater than the closing market price of Salem Media Group, Inc. common stock as of the date of the award. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of the award, deferred tax assets for awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. We have not modified our estimates or assumptions used in our valuation model. We believe that our estimates and assumptions are reasonable and that our stock-based compensation is accurately reflected in our results of operations.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.5 million and $0.6 million at December 31, 2020 and December 31, 2019, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

Leases

We account for leases under the provisions of FASB ASC Topic 842, “Leases” (“ASC 842”). We consider all relevant facts and circumstances to determine whether a contract is or contains a lease at inception. Our analysis includes whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. This consideration involves judgment with respect to whether we have the right to obtain substantially all of the economic benefits from the use of the identified asset and whether we have the right to direct the use of the identified asset.

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

Incremental Borrowing Rate

ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s Incremental Borrowing Rate (“IBR”). IBR is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As most leases do not provide an implicit rate, we estimate the IBR applicable to Salem using significant judgement and estimates, including the estimated value of the underlying leased asset, and the following available evidence:

The credit history of Salem Media Group

Our most recent credit facility consists of 6.75% Senior Secured Notes and a revolving ABL Facility. As of each month end, the weighted average interest rate on outstanding debt is calculated.

The credit worthiness of Salem Media Group

We review our credit ratings from third parties, including Standard & Poor’s and Moody’s. Both ratings were downgraded during 2020 to poor quality with very high credit risk.

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

The debt incurred under the lease liability as compared to amounts that would be borrowed

We review the cost to finance comparable amounts under our ABL Facility and based on the current market environment as derived from available economic data.

We referred to the Bloomberg Single B Rated Communications Yield Curve (unsecured) and considered adjustments for industry risk factors and the estimated value of the underlying leased asset to be collateral for the debt incurred.

From these data points, we develop a matrix to estimate the IBR for each lease class. We review the IBR estimates on a quarterly basis and update as necessary. We have not modified our estimate methodology and we have not recognized significant changes in our estimates.

Impairment of ROU Assets

ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment consistent with other long-lived nonfinancial assets. ROU assets are reviewed for impairment when indicators of impairment are present.

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

Fair Value Considerations

When determining the fair value of a ROU asset, we must estimate what market participants would pay to lease the asset or what a market participant would pay up front in one payment for the ROU asset, assuming no additional lease payments would be due. The ROU asset must be valued assuming its highest and best use, in its current form, even if that use differs from the current or intended use. If no market exists for an asset in its current form, but there is a market for a transformed asset, the costs to transform the asset are considered in the fair value estimate. Refer to Note 13, Fair Value Measurements.

There were no indications of impairment during the period ended December 31, 2020.

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

As a result of our adjusted cumulative three-year pre-tax book loss as of December 31, 2020, we performed quarterly assessments of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the

COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $35.1 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $35.1 million was recorded, for a total valuation allowance of $48.1 million as of the year ended December 31, 2020.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2019, we recognized liabilities associated with uncertain tax positions around our subsidiary Salem Communications Holding Company’s Pennsylvania tax filing. The position taken on the tax returns follows Pennsylvania Notice 2016-01 which provides guidance for reversal of intercompany interest income and associated expense yielding a net loss for Pennsylvania. The current liability recognized for the tax position is $0.3 million including interest and penalties. Our evaluation was performed for all tax years that remain subject to examination, which range from 2016 through 2019.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. We experienced declining revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spend due to the outbreak and stay-at-home orders that effectively shut many businesses down. This was particularly true within our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions and in our publishing segment that sells books in retail stores and through live events.

Future availability under our credit facility is contingent upon our eligible receivable balance, which is negatively impacted by lower revenue and longer days to collect. Availability under our ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our ABL Facility declined to $24.2 million at December 31, 2020 from $26.4 million at December 31, 2019, of which $5.0 million was outstanding at December 31, 2020 compared to $12.4 million outstanding at December 31, 2019.

In response to these developments, beginning in March 2020, we implemented several measures to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

•	limiting capital expenditures;

•	reducing discretionary spending, including travel and entertainment;

•	eliminating open positions and freezing new hires;

•	reducing staffing levels;

•	implementing temporary company-wide pay cuts of 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees;

•	temporarily suspending the company 401(k) match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors;

•	offering early payment discounts to certain customers in exchange for advance cash payments; and

•	suspending the payment of distributions on our common stock indefinitely.

We have utilized certain benefits of the CARES Act, and we may be entitled to benefits under the CAA based on our individual locations, including:

•	the deferral of all employer FICA taxes beginning in April 2020 for the remainder of 2020, with 50% payable in December 2021 and the remainder payable in December 2022;

•	relaxation of interest expense deduction limitation for income tax purposes; and

•	Payroll Protection Plan (“PPP”) loans available based on the eligibility determined on a per-location basis of up to $11.2 million on a consolidated basis.

Due to the adverse economic impact, we reforecast our anticipated results extending through March 2022. Our reforecast includes the impact of certain of these cost-cutting measures. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities, together with cash on hand, allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at December 31, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of this annual report.

During 2020 we began to keep higher balances of cash and cash equivalents on-hand to meet operating needs due to the adverse economic conditions of the COVID-19 pandemic. Historically, we keep the balance of cash and cash equivalents low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents increased to $6.3 million at December 31, 2020 as compared to $6,000 at December 31, 2019. Working capital increased $6.3 million to $(5.1) million at December 31, 2020 compared to ($11.4 million) at December 31, 2019 due to the $6.3 million increase in cash and cash equivalents, a $3.2 million increase in assets held for sale and a $7.4 million decrease in the outstanding balance on the ABL Facility, that was partially offset by a decrease in trade accounts receivable of $6.4 million, an increase in contract liabilities of $2.2 million.

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

Net cash provided by operating activities increased by $5.8 million during the year ended December 31, 2020 to $22.8 million from $17.0 million during the prior year. The increase in cash provided by operating activities includes the impact of the following items:

•	Trade accounts receivables, net of allowances, decreased by $6.4 million compared to a decrease of $2.2 million for the prior year;

•

Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments and net gain (loss) on the disposition of assets, decreased by $6.6 million;

•	Unbilled revenue increased $0.2 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 59 days at December 31, 2020 from 60 days in the same period of the prior year;

•	We deferred cash payments of $3.3 million for the employer portion of FICA taxes as allowed under the CARES Act with 50% due December 2021 and the remaining 50% due December 2022; and

•

We reduced cash paid for rent by $1.0 million of which $0.3 million was abated and $0.7 million was deferred over pay-back periods ranging from one-month in 2020 to forty-four months through December 2024.

Investing Cash Flows

Our primary source of investing cash inflows includes proceeds from the sale of assets or businesses. Investing cash outflows include cash payments made to acquire businesses, to acquire property and equipment and to acquire intangible assets such as domain names. While our focus continues to be on deleveraging, we remain committed to explore and pursue strategic acquisitions.

In recent years, we entered acquisition agreements that contain contingent earn-out arrangements that are payable in the future based on the achievement of predefined operating results. We believe that these contingent earn-out arrangements provide some degree of protection with regard to our cash outflows should these acquisitions not meet our operational expectations.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $11.6 million during 2021. As noted, we are currently limiting capital expenditures to emergency-only type expenses.

We plan to fund any future purchases and any future acquisitions from cash on hand, operating cash flow or our credit facilities.

Net cash used in investing activities was $2.9 million during the year ended December 31, 2020 compared to net cash provided by investing activities of $10.9 million during the prior year. The $13.8 million decrease in cash used in investing activities was the result of:

•	Proceeds from the sale of assets decreased $20.5 million to $0.2 million for the year ended December 31, 2020 compared to $20.7 million of cash during same period of the prior year;

•	Proceeds of $2.4 million were received from surrendering split-dollar life insurance policies;

•	Cash paid for capital expenditures decreased $3.2 million to $4.6 million from $7.8 million during the same period of the prior year; and

•	Cash paid for acquisitions decreased $0.9 million to $0.4 million compared to $1.3 million during the same period of the prior year.

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

During the year ended December 31, 2020, the aggregate principal balances outstanding under the Notes and ABL Facility ranged from $221.3 million to $235.4 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

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

Net cash used in financing activities during the year ended December 31, 2020 decreased $14.4 million to $13.6 million compared to $28.0 million during the prior year. The decrease in cash used for financing activities includes:

•	A $5.1 million decrease in cash distributions on common stock to $0.7 million from $5.8 million,

•	Net payments on our ABL Facility were $7.4 million during the year ended December 31, 2020 compared to net payments of $7.2 million during the prior year; and

•	We used $3.4 million of cash to repurchase $3.5 million in face value of the 6.75% Senior Secured Notes compared to $16.8 million of cash to repurchase $18.7 million during the prior year.

6.75% Senior Secured Notes

On May 19, 2017, we issued the Notes in a private placement. The Notes are guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest initially accrued on the Notes from May 19, 2017 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2017.

The Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral (as described below) (the “Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

The Notes were redeemable, in whole or in part, at any time on or before June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, the Notes are redeemable at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

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

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (viii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default. At December 31, 2020, we were, and we remain, in compliance with all of the covenants under the Indenture.

Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of December 31, 2020, accrued interest on the Notes was $1.2 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the years ended December 31, 2020 and 2019, $0.7 million and $0.9 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

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

On October 20, 2020, we entered into a fourth amendment to our ABL Facility that provides a one-time waiver with respect to the current covenant testing period allowing the covenant trigger event date be the first day after the availability on the ABL Facility had equaled or exceeded (1) 15% of the maximum revolver amount and (2) $4.5 million and a waiver permitting our July 2020 financial statements to be issued on or before September 30, 2020 due to delays that were caused by a ransomware attack.

On April 7, 2020, we entered into a third amendment to ABL Facility that increased the advance rate on eligible accounts receivable from 85% to 90% and extended the maturity date from May 19, 2022 to March 1, 2024. The

April 7, 2020 amendment also allows for an alternative benchmark rate that may include SOFR due to LIBOR being scheduled to be discontinued at the end of calendar year 2021.

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of December 31, 2020, the amount available under the ABL Facility was $24.2 million of which $5.0 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Facility Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At December 31, 2020, we were, and we remain, in compliance with all of the covenants under Credit Agreement.

We incurred debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During each of the years ended December 31, 2020 and 2019, $0.2 million of debt issuance costs associated with the ABL Facility was amortized to interest expense. At December 31, 2020, the blended interest rate on amounts outstanding under the ABL Facility was 2.5%.

We report outstanding balances on the ABL Facility as short-term regardless of the maturity date based on use of the ABL Facility to fund ordinary and customary operating cash needs with frequent repayments. We believe that our borrowing capacity under the ABL Facility allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. At December 31, 2020, we were, and we remain, in compliance with all of the covenants under the Credit Agreement.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2019	2020
	(Dollars in thousands)
6.75% Senior Secured Notes	$219,836	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(3,368)	(2,577)

6.75% Senior Secured Notes net carrying value	216,468	213,764

Asset-Based Revolving Credit Facility principal outstanding	12,426	5,000

Long-term debt less unamortized debt issuance costs	228,894	218,764

Less current portion	(12,426)	(5,000)

Long-term debt less unamortized debt issuance costs, net of current portion	$216,468	$213,764

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2020:

•	$5.0 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR borrowings;

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2020 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2021	$5,000
2022	—
2023	—
2024	216,341
2025	—
Thereafter	—

$221,341

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

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note 13 of our Consolidated Financial Statements under Item 8 of this annual report. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

Not required for smaller reporting companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of

Salem Media Group, Inc.

Camarillo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salem Media Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Broadcast License Impairment

As disclosed in Note 8 to the consolidated financial statements, the Company’s consolidated broadcast license balance was $319.8 million as of December 31, 2020. During the year ended December 31, 2020, the Company recorded impairment on broadcast licenses of $17.0 million. Management performs an annual impairment test during the fourth quarter of each year, which includes a qualitative assessment of whether it is more likely than not that a broadcast license is impaired. This qualitative assessment requires significant judgment when considering the market conditions, events and circumstances that may affect the estimated fair value of broadcast licenses. If there are changes in market conditions, events, or other circumstances that occur during the interim periods that indicate the carrying value of its broadcast licenses may be impaired, management determines whether an interim test is necessary. Broadcast licenses are assessed for recoverability at the market cluster level. Potential impairment is identified by comparing the fair value of a market cluster’s broadcast licenses to the carrying value. Fair value is estimated by management using the Greenfield method, which is a form of the income approach, assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Management’s cash flow projections for its broadcast licenses included significant judgments and assumptions relating to the market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate.

We considered auditing broadcast license impairment to be a critical audit matter because it involved a high degree of subjectivity in evaluating management’s estimates, judgments and assumptions, significant audit effort due to complexity in the aggregation and evaluation of significant amounts of data, and the use of valuation specialists.

Our audit procedures related to broadcast license impairment included the following:

•	evaluated management’s judgments in their assessment of identifying changes in market conditions, events or other circumstances that indicate an impairment of broadcast licenses may be present;

•	tested the completeness, accuracy, appropriateness of aggregation and relevance of underlying data used in the valuation model based on Greenfield method;

•

evaluated the significant assumptions used by management, including normalized market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate.    This involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

•

utilized valuation specialists to assist in evaluating the appropriateness of valuation model used, evaluating certain assumptions applied in the valuation model, and recalculations of the discounted cash flow schedules.

Realizability of Deferred Tax Assets

As disclosed in Note 14 of the consolidated financial statements, at December 31, 2020, the Company had gross deferred tax assets on deductible temporary differences and carryforwards of $76.9 million reduced by a valuation allowance of $48.1 million. Deferred tax assets must be reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Management considered all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Such assessment involves a significant level of judgment and estimation, including complexity in the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The valuation allowance primarily related to federal and state net operating loss carryforwards that are more likely than not to not be realized.

We considered auditing the realizability of deferred tax assets to be a critical audit matter because it involved a high degree of subjectivity and audit effort in evaluating management’s estimates and judgments as well as complexity in the scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income due to uncertainty from the COVID-19 pandemic. Management’s judgments included assessing that all available positive and negative evidence and ongoing prudent and feasible tax planning strategies are analyzed to determine whether a deferred tax asset or a portion thereof is “more likely than not” to be realized. Our audit of the realizability of deferred tax assets also included the assistance of tax specialists.

Our audit procedures related to realizability of deferred tax assets included the following:

•

evaluated management’s judgments over positive and negative evidence related to the likelihood of realization of deferred tax assets, which included cumulative losses in recent years, scheduled reversals of deferred tax liabilities, availability of carryforwards, industry wide declining revenue from reductions in advertising spend due to the COVID-19 pandemic, and prudent and feasible tax planning strategies;

•

evaluated management’s judgment of the uncertainty from the COVID-19 pandemic and its impact, based on current and forecasted industry and economic trends, on future earnings and verified the information used was consistent with evidence obtained in other areas of the audit;

•

utilized tax specialists to evaluate the application of jurisdictional tax laws and regulations used in the Company’s assumptions and calculations and to test the completeness and accuracy of management’s scheduled reversals of deferred tax liabilities, apportionment factors and the availability of carryforwards.

/s/ Crowe LLP

We have served as the Company’s auditor since 2016.

Sherman Oaks, California

March 4, 2021

SALEM MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$6	$6,325
Trade accounts receivable (net of allowances of $10,947 in 2019 and $14,069 in 2020)	30,824	24,469
Unbilled revenue	2,749	3,192
Other receivables (net of allowances of $— in 2019 and $124 in 2020)	1,352	1,122
Inventories (net of reserves of $1,271 in 2019 and $1,499 in 2020)	717	495
Prepaid expenses	5,890	6,847
Assets held for sale	185	3,346

Total current assets	41,723	45,796

Notes receivable (net of allowance of $954 in 2019 and $461 in 2020)	667	721
Property and equipment (net of accumulated depreciation of $173,122 in 2019 and $180,336 in 2020)	87,673	79,122
Operating lease right-of-use assets	54,550	48,203
Financing lease right-of-use assets	180	152
Broadcast licenses	337,858	319,773
Goodwill	23,998	23,757
Other indefinite-lived intangible assets	260	—
Amortizable intangible assets (net of accumulated amortization of $55,617 in 2019 and $58,897 in 2020)	7,100	4,017
Deferred financing costs	224	213
Other assets	4,197	2,817

Total assets	$558,430	$524,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,468	$2,006
Accrued expenses	9,395	11,002
Accrued compensation and related expenses	7,895	10,242
Accrued interest	1,262	1,225
Contract liabilities	9,493	11,652
Deferred rent income	110	147
Income taxes payable	531	563
Current portion of operating lease liabilities	8,485	8,963
Current portion of financing (capital) lease liabilities	69	60
Current portion of long-term debt	12,426	5,000

Total current liabilities	53,134	50,860

Long-term debt, less current portion	216,468	213,764
Operating lease liabilities, less current portion	54,050	47,740
Financing (capital) lease liabilities, less current portion	124	107
Deferred income taxes	38,778	68,883
Contract liabilities, long-term	1,744	1,869
Deferred rent income, less current portion	3,956	3,864
Other long-term liabilities	513	2,205

Total liabilities	368,767	389,292

Commitments and contingencies (Note 15)
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,447,317 and 21,129,667 issued and outstanding at December 31, 2019 and 2020, respectively	227	227
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2019 and 2020, respectively	56	56
Additional paid-in capital	246,680	247,025
Accumulated earnings (deficit)	(23,294)	(78,023)
Treasury stock, at cost (2,317,650 shares at December 31, 2019 and 2020)	(34,006)	(34,006)

Total stockholders’ equity	189,663	135,279

Total liabilities and stockholders’ equity	$558,430	$524,571

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2019	2020
Net broadcast revenue	$193,339	$178,127
Net digital media revenue	39,165	39,593
Net publishing revenue	21,394	18,519

Total net revenue	253,898	236,239

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $1,873 and $1.753 for the years ended December 31, 2019 and 2020, respectively, paid to related parties)	149,439	140,942
Digital media operating expenses, exclusive of depreciation and amortization shown below	30,801	31,725
Publishing operating expenses exclusive of depreciation and amortization shown below	22,348	21,950
Unallocated corporate expenses, exclusive of depreciation and amortization shown below (including $135 and $207 for the years ended December 31, 2019 and 2020, respectively, paid to related parties)	15,940	16,194
Depreciation	11,297	10,777
Amortization	4,637	3,281
Change in the estimated fair value of contingent earn-out consideration	(41)	(12)
Impairment of indefinite-lived long-term assets other than goodwill	2,925	17,254
Impairment of goodwill	2,427	307
Net (gain) loss on the disposition of assets	22,326	1,575

Total operating expenses	262,099	243,993

Operating loss	(8,201)	(7,754)
Other income (expense):
Interest income	2	1
Interest expense	(17,496)	(16,075)
Gain on early retirement of long-term debt	1,670	49
Net miscellaneous income and (expenses)	163	(9)

Net loss from operations before income taxes	(23,862)	(23,788)
Provision for income taxes	3,977	30,274

Net loss	$(27,839)	$(54,062)

Basic loss per share data:
Basic loss per share Class A and Class B common stock	$(1.05)	$(2.03)
Diluted loss per share data:
Diluted loss per share Class A and Class B common stock	$(1.05)	$(2.03)
Basic weighted average Class A and Class B shares outstanding	26,502,934	26,683,363

Diluted weighted average Class A and Class B shares outstanding	26,502,934	26,683,363

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2018	22,950,066	$227	5,553,696	$56	$245,220	$10,372	$(34,006)	$221,869

Distributions per share	$0.26		$0.26
Stock-based compensation	—	—	—	—	1,460	—	—	1,460
Options exercised	200	—	—	—	—	—	—	—
Lapse of restricted shares	497,051	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	(5,827)	—	(5,827)
Net loss	—	—	—	—	—	(27,839)	—	(27,839)

Stockholders’ equity, December 31, 2019	23,447,317	$227	5,553,696	$56	$246,680	$(23,294)	$(34,006)	$189,663

Distributions per share	$0.22		$0.22

Stock-based compensation	—	—	—	—	345	—	—	345
Cash distributions	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	(54,062)	—	(54,062)

Stockholders’ equity, December 31, 2020	23,447,317	$227	5,553,696	$56	$247,025	$(78,023)	$(34,006)	$135,279

Distributions per share	$0.025		$0.025

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2019	2020
OPERATING ACTIVITIES
Net loss	$(27,839)	$(54,062)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	1,460	345
Depreciation and amortization	15,934	14,058
Amortization of deferred financing costs	1,060	889
Non-cash lease expense	9,026	8,955
Accretion of acquisition-related deferred payments and contingent earn-out consideration	5	—
Provision for bad debts	2,066	4,339
Deferred income taxes	3,506	30,105
Impairment of indefinite-lived long-term assets other than goodwill	2,925	17,254
Impairment of goodwill	2,427	307
Change in the estimated fair value of contingent earn-out consideration	(41)	(12)
Net (gain) loss on the disposition of assets	22,326	1,575
Gain on early retirement of debt	(1,670)	(49)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(595)	1,516
Inventories	(440)	222
Prepaid expenses and other current assets	617	(957)
Accounts payable and accrued expenses	(2,009)	3,841
Operating lease liabilities	(10,112)	(9,154)
Contract liabilities	(1,657)	2,263
Deferred rent income	(209)	(308)
Other liabilities	(34)	1,692
Income taxes payable	264	32

Net cash provided by operating activities	17,010	22,851

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(7,757)	(4,616)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(28)	(151)
Purchases of broadcast assets and radio stations	(35)	—
Purchases of digital media businesses and assets	(1,250)	(400)
Proceeds from sale of assets	20,741	189
Proceeds from the cash surrender value of life insurance policies	—	2,363
Other	(738)	(329)

Net cash provided by (used in) investing activities	10,933	(2,944)

FINANCING ACTIVITIES
Payments to repurchase 6.75% Senior Secured Notes	(16,751)	(3,392)
Proceeds from borrowings under ABL Facility	111,790	39,894
Payments on ABL Facility	(119,024)	(47,320)
Payments of debt issuance costs	(44)	(141)
Payments of acquisition-related contingent earn-out consideration	—	(7)
Payment of cash distribution on common stock	(5,827)	(667)
Payments on financing lease liabilities	(83)	(70)
Book overdraft	1,885	(1,885)

Net cash used in financing activities	(28,054)	(13,588)

Net increase (decrease) in cash and cash equivalents	(111)	6,319
Cash and cash equivalents at beginning of year	117	6

Cash and cash equivalents at end of year	$6	$6,325

See accompanying notes

SALEM MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2019	2020
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Cash paid for interest	$16,530	$15,158
Cash paid for interest on finance lease liabilities	$9	$7
Cash paid for income taxes, net of refunds	$207	$137
Other supplemental disclosures of cash flow information:
Barter revenue	$5,688	$2,848
Barter expense	$5,075	$2,953

Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$28	$151
Non-cash capital expenditures for property & equipment acquired under trade agreements	$45	$20
Deferred payments on acquisitions	$—	$708
Right-of-use assets acquired through operating leases	$1,882	$4,186
Right-of-use assets acquired through financing leases	$24	$45
Estimated present value of contingent-earn out consideration	$19	$—

See accompanying notes

SALEM MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Salem Media Group, Inc. (“Salem” “we,” “us,” “our” or the “company”) is a domestic multimedia company specializing in Christian and conservative content. Our media properties include radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 20. Segment Data.

The accompanying Consolidated Financial Statements of Salem include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, certain economies, and financial markets resulting in a significant economic downturn. We experienced declining revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spend due to the outbreak and stay-at-home orders that effectively shut many businesses down. This was particularly true within our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions and in our publishing segment that sells books in retail stores and through live events.

While this disruption is expected to be temporary, there remains to be considerable uncertainty around the duration. Although advertising revenue continues to improve from the lowest levels experienced during April and May of 2020, it remains significantly below prior years. The exact timing and pace of the recovery has not been determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay-at-home orders. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist. Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising customers and consumer behavior.

Future availability under our credit facility is contingent upon our eligible receivable balance, which is negatively impacted by lower revenue and longer days to collect. Availability under our Asset Based Loan (“ABL Facility”) is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our ABL Facility declined to $24.2 million at December 31, 2020 from $26.4 million at December 31, 2019, of which $5.0 million was outstanding at December 31, 2020 compared to $12.4 million outstanding at December 31, 2019.

In response to these developments, beginning in March 2020, we implemented several measures to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

•	limiting capital expenditures;

•	reducing discretionary spending, including travel and entertainment;

•	eliminating open positions and freezing new hires;

•	reducing staffing levels;

•	implementing temporary company-wide pay cuts of 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees;

•	temporarily suspending the company 401(k) match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors;

•	offering early payment discounts to certain customers in exchange for advance cash payments; and

•	suspending the payment of distributions on our common stock indefinitely.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. On December 27, 2020, Congress passed the Consolidated Appropriations Act (“CAA”) that includes a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We have utilized certain benefits of the CARES Act, and we may be entitled to benefits under the CAA based on our individual locations, including:

•	the deferral of all employer FICA taxes beginning in April 2020 for the remainder of 2020, with 50% payable in December 2021 and the remainder payable in December 2022;

•	relaxation of interest expense deduction limitation for income tax purposes; and

•	Payroll Protection Plan (“PPP”) loans available based on the eligibility determined on a per-location basis of up to $11.2 million on a consolidated basis.

We believe that our customers have benefited from the enhanced benefits provided by the CARES Act, and that they will also benefit from the CAA. The CAA provides for another round of direct payments, enhanced unemployment benefits, education funding, and aid to sectors still reeling from the economic fallout of the pandemic. While these measures may benefit many of our customers, we cannot assure you that the implementation of these measures will offset the negative impact of COVID-19 on our customers. If the CAA or any additional stimulus measures are not sufficient to remediate the financial stress on our customers as a result of the pandemic, we may experience ongoing challenges in growing and maintain revenue and we may experience an increase in delinquencies that could materially and adversely impact our results of operations and financial condition in future periods.

We continue to review and consider any available potential benefit under the CARES Act and the CAA for which we qualify. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act, the CAA, or any other crisis relief assistance it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that may apply for a period of time after the aid is repaid or redeemed in full.

Due to the adverse economic impact, we reforecast our anticipated results extending through March 2022. Our reforecast includes the impact of certain of these cost-cutting measures. Based on our current and expected economic outlook and our current and expected funding needs, we believe that the borrowing capacity under our current credit facilities, together with cash on hand, allows us to meet our ongoing operating requirements, fund necessary capital expenditures and satisfy our debt service requirements for at least the next twelve months, including the working capital deficit at December 31, 2020. Based on our current assessment, we believe that we have the ability to meet our obligations as they come due for one year from the issuance of this annual report.

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

Property and Equipment

We account for property and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment.” Property and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount of interest capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average interest rate applicable to our outstanding variable rate debt. We capitalized interest of $27,000 and $0.2 million during the years ended December 31, 2020 and 2019. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized if they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Estimated Life
Buildings	40 years
Office furnishings and equipment	5 -10 years
Antennae, towers and transmitting equipment	10 -20 years
Studio, production, and mobile equipment	5 - 7 years
Computer software and website development costs	3 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	Lesser of the useful life or remaining lease term

The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and business units for indicators of impairment. When indicators of impairment are present, and the cash flows estimated to be generated from these assets is less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded. See Note 6, Property and Equipment.

Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40 “Internal-Use Software.” Capitalized costs are generally depreciated over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. We capitalized $3.4 million and $2.7 million during the years ended December 31, 2020, and 2019, respectively, related to internally developed software and website development costs. Depreciation expense of the amounts capitalized was $2.8 million and $2.6 million for each of the years ending December 31, 2020, and 2019, respectively.

Broadcast Licenses

We account for broadcast licenses in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired.

Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 13, Fair Value Measurements and Disclosures.

We perform our annual impairment testing during the fourth quarter of each year as discussed in Note 8, Broadcast Licenses.

Goodwill

We account for goodwill in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.

Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 13, Fair Value Measurements and Disclosures.

We perform our annual impairment testing during the fourth quarter of each year as discussed in Note 9, Goodwill.

Amortizable Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Typically, intangible assets are acquired in conjunction with the acquisition of broadcast entities, digital media entities and publishing entities. These intangibles are amortized using the straight-line method over the following estimated useful lives:

Category	Estimated Life
Customer lists and contracts	Lesser of 5 years or the life of contract
Domain and brand names	5 -7 years
Favorable and assigned leases	Lease Term
Subscriber base and lists	3 -7 years
Author relationships	1-7 years
Non-compete agreements	1 to 5 years

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the year ended December 31, 2020.

Deferred Financing Costs

Debt issue costs are amortized to non-cash interest expense over the term of the agreement using the effective interest method.

On May 19, 2017, we closed on a private offering of $255.0 million aggregate principal amount of 6.75% senior secured notes due 2024 (the “Notes”) and concurrently entered into a five-year $30.0 million senior secured asset-based revolving credit facility, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans due May 19, 2022.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the Note proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. We incurred debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. See Note 12, Long-Term Debt.

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

For financial reporting purposes, we recorded a valuation allowance of $28.4 million as of December 31, 2020 to offset $28.4 million of the deferred tax assets related to state net operating loss carryforwards of $15.7 million and other financial statement accrual assets of $4.0 million, for a total valuation allowance of $48.1 million for the year ended December 31, 2020. This balance represents an increase of $35.1 million during the year, from $13.0 million valuation allowance as of December 31, 2019.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2020, we recognized liabilities associated with uncertain tax positions around our subsidiary Salem Communications Holding Company’s Pennsylvania tax filing. The position taken on the tax returns follows Pennsylvania Notice 2016-01 which provides guidance for reversal of intercompany interest income and associated expense yielding a net loss for Pennsylvania. The current liability recognized for the tax position is $0.3 million including interest and penalties. Our evaluation was performed for all tax years that remain subject to examination, which range from 2017 through 2020

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

Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. Acquisitions may include contingent consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 13, Fair Value Measurements.

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

Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We did not incur acquisition related costs during the year ended December 31, 2020 compared to $0.1 million of acquisition related costs incurred during the year ended December 31, 2019, which are included in unallocated corporate expenses in the accompanying Consolidated Statements of Operations.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.5 million and $0.6 million at December 31, 2020 and 2019, respectively. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

The following table presents the changes in our partial self-insurance reserves:

	Year Ended December 31,
	2019	2020
	(Dollars in thousands)
Balance, beginning of period	$828	$640
Self-funded costs	8,087	7,477
Claims paid	(8,275)	(7,574)

Ending period balance	$640	$543

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

As of December 31, 2020, we did not have any outstanding derivative instruments.

Fair Value Measurements and Disclosures

As of December 31, 2020, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of the ABL Facility approximates fair value as the related interest rates approximate rates currently available to the company. The carrying amount of the Notes at December 31, 2020 was $216.3 million, compared to the estimated fair value of $199.0 million based on the prevailing interest rates and trading activity of our Notes. See Note 13, Fair Value Measurements and Disclosures.

Long-term Debt and Debt Covenant Compliance

Our classification of outstanding borrowings on our Notes as long-term debt on our balance sheet is based on our assessment that, under the Indenture and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made within the next twelve months. The Notes have a term of seven years, maturing on June 1, 2024. We may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. See Note 12, Long-Term Debt.

Reserves for Royalty Advances

Royalties due to book authors are paid in advance and capitalized. Royalties are expensed as the related book revenue is earned or when we determine that future recovery of the royalty is not likely. We reviewed historical data associated with royalty advances, earnings and recoverability based on actual results of Regnery® Publishing. Historically, the longer the unearned portion of an advance remains outstanding, the less likely it is that we will recover the advance through the sale of the book. We apply this historical experience to outstanding royalty advances to estimate the likelihood of recovery. A provision was established to expense the balance of any unearned advance which we believe is not recoverable. Our analysis also considers other discrete factors, such as death of an author, any decision to not pursue publication of a title, poor market demand or other relevant factors. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

While we believe that the final resolution of any known matters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources. See Note 15, Commitments and Contingencies.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive.

Significant management judgments and estimates must be made in connection with determining the amount of revenue to be recognized in any accounting period. Application of ASC 606 requires a five-step model as discussed in Note 4, Revenue Recognition.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. See Note 16, Stock Incentive Plan.

Advertising and Promotional Cost

Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $7.9 million and $9.2 million for each of the years ended December 31, 2020 and 2019.

Leases

We adopted ASC 842 “Leases,” on January 1, 2019 using the modified retrospective basis and electing the package of practical expedients provided by FASB. ASC 842 requires that lessees recognize ROU assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.

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

Accounting Policy Elections under ASC 842

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

The assessment of whether we are reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors and market-based factors. These factors are described in our Critical Accounting Policies, Judgments and Estimates in Item 7 in this annual report.

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

Short-Term Lease Exemption

We exclude short-term leases, or leases with a term of twelve months or less that do not contain a purchase option that we are reasonably certain to exercise, from our ROU asset and lease liability calculations.

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

Service Agreements with an Embedded Lease Component

We exclude certain service agreements that contain embedded leases for equipment based on the immaterial impact of these agreements. Our analysis included cable and satellite television service agreements for which our monthly payment may include equipment rentals, coffee and water service at certain facilities that may include equipment rentals (we often meet minimum requirements and just pay for product used), security services that include a monthly fee for cameras or equipment, and other similar arrangements. Based on the insignificant amount of the monthly lease costs, we exclude these agreements from our ROU asset and liability calculations due to the immaterial impact to our financial statements.

Incremental Borrowing Rate

The ROU asset and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s IBR, defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As most leases do not provide an implicit rate, we estimate the IBR applicable to Salem using significant judgement and estimates, including the estimated value of the underlying leased asset, and the (a) credit history of Salem Media Group, (b) the credit worthiness of Salem Media Group, (c) the class of the underlying asset and the remaining term of the arrangement, and (d) the debt incurred under the lease liability as compared to amounts that would be borrowed.

From these data points, we develop a matrix to estimate the IBR for each lease class. We review the IBR estimates on a quarterly basis and update as necessary. We have not modified our estimate methodology and we have not recognized significant changes in our estimates.

Our analysis required the use of significant judgement and estimates, including the estimated value of the underlying leased asset, as described in are described in our Critical Accounting Policies, Judgments and Estimates in Item 7 in this annual report.

Portfolio Approach

We apply a portfolio approach by applying a single IBR to leases with reasonably similar characteristics, including the remaining lease term, the underlying assets and the economic environment. We believe that applying the portfolio approach is acceptable because the results do not materially differ from the application of the leases model to the individual leases in that portfolio.

Sales Taxes and Other Similar Taxes

We do not evaluate whether sales taxes or other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction that are collected by the lessor from the lessee are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. Taxes assessed on a lessor’s total gross receipts or on the lessor as owner of the underlying asset (e.g., property taxes) are excluded from the scope of the policy election. A lessor must apply the election to all taxes in the scope of the policy election and would provide certain disclosures.

Separating Consideration between Lease and Non-Lease Components

We include the lease and non-lease components (or the fixed and variable consideration) as a single component accounted for as a lease. This practical expedient is elected by class of underlying assets as an accounting policy election and applies to all arrangements in that class of underlying assets that qualify for the expedient. ASC 842 provides this expedient to alleviate concerns that the costs and administrative burden of allocating consideration to the separate lease and non-lease components may not justify the benefit of more precisely reflecting the ROU asset and the lease liability.

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

Fair Value Considerations

When determining the fair value of a ROU asset, we must estimate what market participants would pay to lease the asset or what a market participant would pay up front in one payment for the ROU asset, assuming no additional lease payments would be due. The ROU asset must be valued assuming its highest and best use, in its current form, even if that use differs from the current or intended use. If no market exists for an asset in its current form, but there is a market for a transformed asset, the costs to transform the asset are considered in the fair value estimate. Refer to Note 13, Fair Value Measurements and Disclosures.

There were no indications of impairment during the year ended December 31, 2020.

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

During the year ended December 31, 2020, we recorded a $1.4 million estimated pre-tax loss for associated with plans to exit the Miami broadcast market with the pending sale of radio station WKAT-AM and various other fixed asset disposals.

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

Options to purchase 2,291,020 and 1,860,722 shares of Class A common stock were outstanding at December 31, 2020 and 2019. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2019	2020
Weighted average shares	26,502,934	26,683,363
Effect of dilutive securities—stock options	—	—

Weighted average shares adjusted for dilutive securities	26,502,934	26,683,363

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

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury, which are reported as unallocated corporate expenses in our consolidated statements of operations included in this annual report. We also exclude costs such as amortization, depreciation, taxes and interest expense.

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

The requirements of FASB ASC 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of December 31, 2020, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC 810.

Concentrations of Business Risks

We derive a substantial part of our total revenue from the sale of advertising. For the years ended December 31, 2020 and 2019, 30.7% and 35.3%, respectively, of our total broadcast revenue was generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 14.1% and 22.1% of the total broadcast advertising revenue for the year ended December 31, 2020, and 15.0% and 20.4% of the total broadcast advertising revenue for the year ended December 31, 2019. Because substantial portions of our revenue is derived from local advertisers in these key markets, our ability to generate revenue in those markets could be adversely affected by local or regional economic downturns.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848, Reference Rate Reform, and clarifies guidance as part of the FASB’s ongoing monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The ASU is effective upon issuance and did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

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

NOTE 3. RECENT TRANSACTIONS

During the year ended December 31, 2020, we completed or entered into the following transactions:

Debt Transactions

On April 7, 2020, we amended the Asset Based Loan Facility to increase the advance rate on eligible accounts receivable from 85% to 90% and to extend the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment allows for an alternative benchmark rate that may include SOFR due to LIBOR being scheduled to be discontinued at the end of calendar year 2021.

We completed repurchases of $3.5 million of the 6.75% Senior Secured Notes (“Notes”) for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs as detailed in Note 12 – Long-Term Debt.

Equity Transactions

Distributions of $0.7 million ($0.025 per share) were declared and paid in March 2020 based upon our Board of Directors’ (“Board”) then current assessment of our business as detailed in Note 19 – Equity Transactions.

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

A summary of our business acquisitions and asset purchases during the year ended December 31, 2020, none of which were individually or in the aggregate material to our Consolidated financial position as of the respective date of acquisition, is as follows:

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

The following table summarizes the total acquisition consideration for the year ended December 31, 2020:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$400
Deferred payments	700
Closing costs accrued for business acquisitions	8

Total purchase price consideration	$1,108

The fair value of the net assets acquired was allocated as follows:

Net Digital Media Assets Acquired
Assets
Property and equipment	$866
Goodwill	66
Customer lists and contracts	179
Domain and brand names	18

$1,129

Liabilities
Contract liabilities	$(21)

$1,108

Divestitures

On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash. We recognized an estimated pre-tax loss of approximately $1.5 million during the three months ended December 31, 2019, which reflects the sale price as compared to the carrying value of the assets less the estimated closing costs.

Pending Transactions

On September 10, 2020, we entered an APA to sell radio station WKAT-AM and an FM translator in Miami, Florida, for $3.5 million in cash. We will exit the Miami market upon the close of this transaction. We entered a Local Marketing Agreement (“LMA”) under which the buyer will begin programming the station in November 2020. We recognized an estimated pre-tax loss of $1.4 million during the three-month period ended September 30, 2020, which reflects the sale price as compared to the carrying value of the assets sold, the estimated closing costs, and the write-off of the remaining Miami assets as a result of exiting this market. This transaction is subject to the approval of the FCC and is expected to close in the first half of 2021.

On February 5, 2020, we entered an APA with Word Broadcasting to sell radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under a Time Brokerage Agreement (“TBA.”) Due to changes in debt markets, the transaction was not funded, and it is uncertain when, or if, the transaction will close. Word Broadcasting continues to program the stations under a TBA that began in January 2017.

NOTE 4. REVENUE RECOGNITION

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 requires revenue to be recognized when control of the promised goods or services transfers to our customers at an amount that reflects the consideration that we expect to receive. The application of ASC 606 requires us to use significant judgment and estimates when applying a five-step model applicable to all revenue streams.

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

Contract Assets

Contract Assets—Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At December 31, 2020, our prepaid commission expense was $0.7 million.

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

Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2020	$9,493	$1,744
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(7,096)	—
Additional amounts recognized during the period	23,727	878
Revenue recognized during the period that was recorded during the period	(15,225)	—
Transfers	753	(753)

Balance, end of period December 31, 2020	$11,652	1,869

Amount refundable at beginning of period	$9,403	$1,744
Amount refundable at end of period	$11,607	1,869

We expect to satisfy these performance obligations as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2021	$11,652
2022	1,257
2023	328
2024	155
2025	46
Thereafter	83

$13,521

Significant Financing Component

The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between January 1, 2021 and December 31, 2025. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC 606.

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

Trade and barter revenue and expenses were as follows:

	Year Ended December 31,
	2019	2020
Net broadcast barter revenue	$5,625	$2,810
Net digital media barter revenue	—	—
Net publishing barter revenue	63	38
Net broadcast barter expense	$5,055	$2,952
Net digital media barter expense	—	—
Net publishing barter expense	20	1

Practical Expedients and Exemptions

We elected certain practical expedients and policy elections as permitted under ASC 606 as follows:

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

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

	Year Ended December 31, 2020
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:
Block Programming—National	$47,009	$—	$—	$47,009
Block Programming—Local	24,267	—	—	24,267
Spot Advertising—National	15,288	—	—	15,288
Spot Advertising—Local	39,407	—	—	39,407
Infomercials	974	—	—	974
Network	19,371	—	—	19,371
Digital Advertising	15,938	20,644	415	36,997
Digital Streaming	2,774	3,446	—	6,220
Digital Downloads and eBooks	3,211	5,904	1,605	10,720
Subscriptions	1,166	9,208	680	11,054
Book Sales and e-commerce, net of estimated sales returns and allowances	1,438	140	9,228	10,806
Self-Publishing fees	—	—	5,424	5,424
Advertising—Print	1	—	353	354
Other Revenue	7,283	251	814	8,348

	$178,127	$39,593	$18,519	$236,239

Timing of Revenue Recognition
Point in Time	$175,611	$39,593	$18,519	$233,723
Rental Income(1)	2,516	—	—	2,516

	$178,127	$39,593	$18,519	$236,239

	Year Ended December 31, 2019
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:
Block Programming—National	$48,465	$—	$—	$48,465
Block Programming—Local	30,502	—	—	30,502
Spot Advertising—National	16,352	—	—	16,352
Spot Advertising—Local	51,824	—	—	51,824
Infomercials	1,409	—	—	1,409
Network	19,078	—	—	19,078
Digital Advertising	12,582	20,454	405	33,441
Digital Streaming	825	3,873	—	4,698
Digital Downloads and eBooks	—	5,694	1,428	7,122
Subscriptions	1,107	8,044	763	9,914
Book Sales and e-commerce, net of estimated sales returns and allowances	378	480	11,679	12,537
Self-Publishing fees	—	—	5,474	5,474
Advertising—Print	28	—	609	637
Other Revenue	10,789	620	1,036	12,445

	$193,339	$39,165	$21,394	$253,898

Timing of Revenue Recognition
Point in Time	$191,010	$39,103	$21,394	$251,507
Rental Income(1)	2,329	62	—	2,391

	$193,339	$39,165	$21,394	$253,898

(1)	Rental income is not applicable to ASC 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Consolidated Financial Statements within this annual report.

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

Other Revenue. Other revenue include various sources, such as event revenue, listener purchase programs, talent fees for on-air hosts, rental income for studios and towers, production services, and shipping and handling fees. We recognize event revenue, including fees earned for ticket sales and sponsorships, when the event occurs, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Revenue for all other products and services is recorded as the products or services are delivered or performed, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Other revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.

NOTE 5. INVENTORIES

Inventories consist of published books from Regnery® Publishing. Inventories are valued at the lower of cost or net realizable value as determined on a First-In First-Out cost method net of estimated reserves for obsolescence.

The following table provides details of inventory on hand:

	December 31, 2019	December 31, 2020
	(Dollars in thousands)
Book inventories	$1,988	$1,994
Reserve for obsolescence	(1,271)	(1,499)

Inventory, net	$717	$495

NOTE 6. PROPERTY AND EQUIPMENT

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment.

The following is a summary of the categories of our property and equipment:

	As of December 31,
	2019	2020
	(Dollars in thousands)
Land	$30,936	$30,254
Buildings	30,283	28,922
Office furnishings and equipment	36,855	36,875
Antennae, towers and transmitting equipment	78,312	78,057
Studio, production, and mobile equipment	30,164	29,023
Computer software and website development costs	29,595	33,928
Record and tape libraries	17	17
Automobiles	1,509	1,514
Leasehold improvements	18,834	18,187
Construction-in-progress	4,290	2,681

	$260,795	$259,458
Less accumulated depreciation	(173,122)	(180,336)

	$87,673	$79,122

Depreciation expense was approximately $10.8 million and $11.3 million for the years ended December 31, 2020 and 2019. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the period ended December 31, 2020.

NOTE 7. OPERATING AND FINANCE LEASE RIGHT-OF-USE ASSETS

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

Due to the adverse economic impact of the COVID-19 pandemic, we began negotiating with landlords in early 2020 to obtain rent concessions to improve our short-term liquidity. In some instances, the renegotiations have led to agreements with landlords for rent abatements or rental deferrals. In accordance with the FASB’s recent Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, we will not apply the lease modification guidance under ASC 842 to rent concessions that result in the total payments required under the modified contract that are substantially the same as or less than total payments required by the original contract. If other terms of the lease are changed or renegotiated in connection with the concession process, then the changes will be treated as a modification in accordance with ASC 842.

For qualifying rent abatement concessions, we recorded negative lease expense for abatement during the period of relief. During the year ended December 31, 2020, we recognized negative lease expense related to rent abatement concessions of $0.3 million. Additionally, deferred cash payments of $0.7 million remained at December 31, 2020 that are reported in short-term and long-term operating lease liabilities as applicable based on repayment terms that range from one year through December 2024.

Balance Sheet

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to operating lease ROU assets and operating lease liabilities of $65.0 million and $74.4 million, respectively. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expense and prepaid rent that was derecognized upon adoption. During the year ended December 31, 2020, we recorded additional ROU assets and corresponding lease liabilities of $4.2 million.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$6,918	$41,285	$48,203

Operating lease liabilities (current)	$958	$8,005	$8,963
Operating lease liabilities (non-current)	6,139	41,601	47,740

Total operating lease liabilities	$7,097	$49,606	$56,703

Weighted Average Remaining Lease Term
Operating leases	8.2 years
Finance leases	3.2 years
Weighted Average Discount Rate
Operating leases	7.92%
Finance leases	5.35%

Lease Expense

The components of lease expense were as follows:

Twelve Months Ended December 31, 2020
(Dollars in thousands)
Amortization of finance lease ROU Assets	$71
Interest on finance lease liabilities	7

Finance lease expense	78
Operating lease expense	11,832
Variable lease expense	599
Short-term lease expense	612

Total lease expense	$13,121

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Twelve Months Ended December 31, 2020
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,099
Operating cash flows from finance leases	6
Financing cash flows from finance leases	70

Leased assets obtained in exchange for new operating lease liabilities	$4,185
Leased assets obtained in exchange for new finance lease liabilities	45

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2020, are as follows:

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2021	$1,507	$11,256	$12,763	$65	$12,828
2022	1,612	10,735	12,347	57	12,404
2023	1,169	9,671	10,840	37	10,877
2024	1,015	7,400	8,415	17	8,432
2025	1,036	6,069	7,105	6	7,111
Thereafter	4,061	25,967	30,028	—	30,028

Undiscounted Cash Flows	$10,400	$71,098	$81,498	$182	$81,680

Less: imputed interest	(3,303)	(21,492)	(24,795)	(15)	(24,810)

Total	$7,097	$49,606	$56,703	$167	$56,870

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
Reconciliation to lease liabilities:
Lease liabilities—current	$958	$8,005	$8,963	$60	$9,023
Lease liabilities—long-term	6,139	41,601	47,740	107	47,847

Total Lease Liabilities	$7,097	$49,606	$56,703	$167	$56,870

NOTE 8. BROADCAST LICENSES

We account for broadcast licenses in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. In the case of our broadcast radio stations, we would not be able to operate the properties without the related broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal and all of our broadcast licenses have been renewed. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our broadcast licenses. The weighted-average period before the next renewal of our broadcasting licenses is 6.5 years.

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators as described in Note 3 – Recent Transactions.

	Year Ended December 31,
	2019	2020
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$484,691	$441,143
Accumulated loss on impairment	(108,375)	(103,285)

Balance, beginning of period after cumulative loss on impairment	376,316	337,858

Acquisitions of radio stations	617	—
Acquisitions of FM translators and construction permits	35	—
Capital Projects	300	—
Disposition of radio stations and FM translators	(36,502)	(1,091)
Impairments based on the estimated fair value of broadcast licenses	(2,908)	(16,994)

Balance, end of period after cumulative loss on impairment	$337,858	$319,773

Balance, end of period before cumulative loss on impairment	$441,143	$440,052
Accumulated loss on impairment	(103,285)	(120,279)

Balance, end of period after cumulative loss on impairment	$337,858	$319,773

Broadcast Licenses Impairment Test

We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. The unit of accounting we use to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment, and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results.

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

Of the 16 markets for which an independent third-party fair value appraisal was obtained in the prior year, one market was sold, leaving 15 markets applicable to the current year. The table below presents the percentage within a range by which our prior year start-up income estimated fair value exceeds the current year carrying value of our broadcasting licenses:

	Geographic Market Clusters as of December 31, 2020
	Percentage Range By Which 2019 Estimated Fair Value Exceeds 2020 Carrying Value
	≤ 25%	>26%-50%	>51% to 75%	> +than 76%
Number of accounting units	4	8	2	1
Broadcast license carrying value (in thousands)	$92,983	$44,670	$27,465	$6,092

We performed interim reviews of broadcast licenses in 11 markets during the quarter ended March 31, 2020 and the quarter ended September 30, 2020, due to the COVID-19 pandemic and the resulting stay-at-home orders that adversely impacted revenue. These 11 markets were tested based on the excess fair value percentages noted in the most recent testing period. While we have seen improvements in revenue from the lowest point in 2020, the improvement has been slower than originally expected due to extended and reinstated stay-at-home orders that unfavorably impacted the economy. We believe that revenue will continue to recover as restrictions are lifted and economic activity increases.

We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 11 of our market clusters at March 31, 2020 and September 30, 2020. Based on our review and analysis, we determined that the carrying value of broadcast licenses in 7 of our market clusters were impaired as of the interim testing period ended March 31, 2020. We recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento and Tampa as of the interim testing period ended March 31, 2020. The impairment charges were driven by decreases in projected revenue due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations. There were no impairment charges recorded during the three months ended September 30, 2020.

The results of our interim impairment reviews were as follows:

Market Cluster	Excess Fair Value March 31, 2020 Estimate	Excess Fair Value September 30, 2020 Estimate
Boston, MA	4.8%	5.6%
Chicago, IL	(9.0%)	8.5%
Cleveland, OH	(18.4%)	6.5%
Dallas, TX	8.5%	11.8%
Louisville, KY	(21.8%)	13.8%
New York, NY	7.3%	15.9%
Philadelphia, PA	(13.1%)	5.1%
Portland, OR	(14.8%)	10.1%
Sacramento, CA	(9.6%)	4.6%
San Francisco, CA	1.2%	7.0%
Tampa, FL	(28.0%)	20.5%

We included these 11 markets in our annual testing based on the excess fair value from our interim testing that was less than 25% as follows:

	Geographic Market Clusters as December 31, 2020
	Percentage Range By Which March 2020 Estimated Fair Value Exceeds 2020 Carrying Value
	≤ 25%	>26%-50%	>51% to 75%	> +than 76%
Number of accounting units	11	—	—	—
Broadcast license carrying value (in thousands)	$188,858	$—	$—	$—

The second part of our qualitative assessment consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or Station Operating Income (“SOI”) defined as net broadcast revenue less broadcast operating expenses. See Item 6 – Selected Financial Data within this annual report for information on SOI, a non-GAAP measure. Numerous trade organizations and analysts review these radio station sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a reasonable indicator of fair value. Based on this qualitative review, we identified seven markets subject to further testing and six markets selected that were not tested in the prior for a total of 13 additional markets.

The table below shows the percentage within a range by which our estimated fair value exceeded the carrying value of our broadcasting licenses for these 13 market clusters:

	Geographic Market Clusters as of December 31, 2020
	Tested due to SOI Multiple and length of time from prior valuation – Percentage Range by Which Prior Valuation Exceeded 2020 Carrying Value
	≤ 25%	>26%-50%	>51% to 75%	> +than 76%
Number of accounting units	—	3	2	8
Broadcast license carrying value (in thousands)	$—	13,373	8,150	63,869

Based on this assessment, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 24 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to our operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

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

The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up income valuation for the broadcast licenses tested in each period were as follows:

Broadcast Licenses	December 31, 2019	March 31, 2020	September 30, 2020	December 31, 2020
Risk-adjusted discount rate	9.0%	9.5%	8.5%	8.5%
Operating profit margin ranges	4.0% - 33.8%	4.6% - 33.8%	4.3% - 33.3%	4.2% - 31.0%
Long-term revenue growth rates	0.7% - 1.1%	0.8% - 1.1%	0.2% - 1.1%	0.4% - 0.9%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis during our annual testing period, there were no impairment charges recorded during the three months ended December 31, 2020. The table below presents the results of our impairment testing under the start-up income approach:

Market Cluster	Excess Fair Value December 31, 2020 Estimate
Boston, MA	14.5%
Chicago, IL	8.3%
Cleveland, OH	14.6%
Dallas, TX	7.5%

Market Cluster	Excess Fair Value December 31, 2020 Estimate
Denver, CO	1091.0%
Detroit, MI	58.9%
Greenville, SC	9.7%
Honolulu, HI	12.3%
Houston, TX	2424.2%
Los Angeles, CA	60.9%
Louisville, KY	14.6%
Nashville, TN	436.6%
New York, NY	37.7%
Philadelphia, PA	23.3%
Phoenix, AZ	61.6%
Pittsburgh, PA	239.6%
Portland, OR	8.7%
Sacramento, CA	5.1%
San Antonio, TX	335.6%
San Diego, CA	13.6%
San Francisco, CA	8.7%
Seattle, WA	2466.5%
Tampa, FL	60.9%
Washington, D.C.	187.5%

NOTE 9. GOODWILL

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

The following table presents the changes in goodwill including business acquisitions as described in Note 3—Recent Transactions.

	Year Ended December 31,
	2019	2020
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,818	$28,454
Accumulated loss on impairment	(2,029)	(4,456)

Balance, beginning of period after cumulative loss on impairment	26,789	23,998

Acquisitions of digital media entities	6	66
Disposition of radio stations	(29)	—
Disposition of digital media entities	(341)	—
Impairments based on the estimated fair value goodwill	(2,427)	(307)

Ending period balance	$23,998	$23,757

Balance, end of period before cumulative loss on impairment	28,454	28,520
Accumulated loss on impairment	(4,456)	(4,763)

Ending period balance	$23,998	$23,757

Goodwill Impairment Testing

When performing our annual impairment testing for goodwill, the fair value of each applicable accounting unit is estimated using a discounted cash flow analysis, which is a form of the income approach. The discounted cash flow analysis utilizes a five to ten-year projection period to derive operating cash flow projections from a market participant view. We make certain assumptions regarding future revenue growth based on industry market data, historical performance and our expectations of future performance. We also make assumptions regarding working capital requirements and ongoing capital expenditures for fixed assets. Future net free cash flows are calculated on a debt free basis and discounted to present value using a risk adjusted discount rate. The terminal year value is calculated using the Gordon constant growth method and long-term growth rate assumptions based on long-term industry growth and GDP inflation rates. The resulting fair value estimates, net of any interest bearing debt, are then compared to the carrying value of each reporting unit’s net assets.

The first step of our impairment testing is to perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets, including goodwill, are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entities operating income to estimate the fair value. We believe that a multiple of four is a reasonable indicator of fair value as in Note 8, Broadcast Licenses.

If the results of our qualitative assessment indicate that the fair value of a reporting unit may be less than its carrying value, we perform a second quantitative review of the reporting unit. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.

Goodwill—Broadcast Markets

The unit of accounting we use to test goodwill associated with our radio stations is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. Four of our 31 market clusters have goodwill associated with them as of our annual testing period ended December 31, 2020.

The key estimates and assumptions used for our enterprise valuations were as follows:

Broadcast Markets Enterprise Valuations	December 31, 2019	December 31, 2020
Risk-adjusted discount rate	9.0%	8.5%
Operating profit margin ranges	(31.1%) - 38.7%	(11.4%) - 41.5%
Long-term revenue growth rates	0.7% -0.9%	0.5% - 0.8%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our qualitative review, we tested four market clusters for impairment of goodwill. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value our market clusters to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The analysis includes both an income and cost approach to valuation. The income approach uses a discounted cash flow projection while the cost approach, or “stick” value of the underlying assets is used.

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of our broadcast market goodwill as of the annual testing period ended December 31, 2020.

The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2020
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>11% to 20%	>21% to 50%	> than 51%

Number of accounting units	1	—	—	3
Carrying value including goodwill (in thousands)	8,386	—	—	43,617

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

Two of our digital media entities have goodwill associated with them as of our annual testing period ended December 31, 2020. We tested one of these entities for impairment because it was not tested in the prior year. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value of the entity for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations were as follows:

Digital Media Enterprise Valuations	December 31, 2019	December 31, 2020
Risk adjusted discount rate	10.0%	9.5%
Operating profit margin ranges	3.7% - 28.8%	3.4% - 6.8%
Long-term revenue growth rates	0.5% -1.0%	1.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our digital media entities as of the annual testing period ended December 31, 2020. The estimated fair value exceeded the carrying value by 32.1%.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of the digital media entities, including goodwill.

	Digital Media Entities as of December 31, 2020
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>21% to 50%	> than 51%
Number of accounting units	—	—	1	—
Carrying value including goodwill (in thousands)	—	—	3,164	—

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

We performed an interim review of goodwill during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenue. We assessed a variety of factors, including media industry forecasts for the remainder of 2020 and the amount by which the prior estimated fair value exceeded the carrying value including goodwill. Based on our review and analysis, we recorded an impairment charge of $0.3 million, including a $0.1 million charge to the carrying value of goodwill associated with Salem Author Services. The impairment charge was driven by a decrease in operating margins due to the impact of COVID-19 on revenue and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

Two of our publishing entities have goodwill associated with them as of our annual testing period ended December 31, 2020. We tested one of these entities because it had not been tested in the prior year and we tested the other entity based on the amount by which the prior estimated fair value exceeded the carrying value. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value this publishing entity to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations were as follows:

Publishing Enterprise Valuations	December 31, 2019	March 31, 2020	December 31, 2020
Risk adjusted discount rate	10.0%	10.5%	9.5%
Operating margin ranges	1.5% - 3.9%	0.0% - 3.9%	1.5% - 4.4%
Long-term revenue growth rates	0.5%	0.5%	0.5% - 1.0%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.

Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our publishing entities as of the annual testing period ended December 31, 2020.

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our remaining accounting units, including goodwill.

	Publishing Entities as of December 31, 2020
	Percentage Range By Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>11% to 20%	>21% to 50%	> than 51%
Number of accounting units	1	—	—	1
Carrying value including goodwill (in thousands)	2,282	—	—	391

NOTE 10. OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

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

We performed an interim review of mastheads during the three months ended March 31, 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenue. We assessed a variety of factors, including media industry forecasts and the amount by which the prior estimated fair value exceeded the carrying value. The results of our interim impairment analysis are described further below.

Impairment testing requires estimates of the fair value of our indefinite-lived intangible assets. We believe that these fair value estimates are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 13 – Fair Value Measurements.

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

Pre-tax royalty income is based on a 10-year revenue forecast and assumed to carry on into perpetuity. Revenue beyond the projection period (terminal year) is based on estimated long-term industry growth rates. The analysis also incorporates the present value of the tax amortization benefit associated with mastheads. The key estimates and assumptions are as follows:

Mastheads	December 31, 2019	March 31, 2020
Risk-adjusted discount rate	10.0%	10.5%
Long-term revenue growth rates	(4.0%) - (1.0%)	(1.0%) - (25.0%)
Royalty rate	3.00%	3.00%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date. Based on our review and analysis, we recorded an impairment charge to mastheads of $17,300 as of the annual testing period ended December 31, 2019 and $0.3 million as of the interim testing period ended March 31, 2020. The impairment charges were driven by decreases in the projected long-term revenue growth rates for the print magazine industry and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations. The impairment charge during the three months ended March 31, 2020 reduced the value of our mastheads to zero eliminating subsequent testing.

NOTE 11. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of December 31, 2020
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,012	$(22,533)	$1,479
Domain and brand names	20,350	(19,127)	1,223
Favorable and assigned leases	2,188	(1,943)	245
Subscriber base and lists	9,886	(8,974)	912
Author relationships	2,771	(2,765)	6
Non-compete agreements	2,041	(1,954)	87
Other amortizable intangible assets	1,666	(1,601)	65

	$62,914	$(58,897)	$4,017

	As of December 31, 2019
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,833	$(21,823)	$2,010
Domain and brand names	20,332	(17,727)	2,605
Favorable and assigned leases	2,188	(1,920)	268
Subscriber base and lists	9,886	(8,251)	1,635
Author relationships	2,771	(2,609)	162
Non-compete agreements	2,041	(1,798)	243
Other amortizable intangible assets	1,666	(1,489)	177

	$62,717	$(55,617)	$7,100

Amortization expense was approximately $3.3 million and $4.6 million for the years ended December 31, 2020 and 2019. Based on the amortizable intangible assets as of December 31, 2020, we estimate amortization expense for the next five years to be as follows:

Year ended December 31,	Amortization Expense
(Dollars in thousands)
2021	$1,846
2022	1,209
2023	675
2024	82
2025	8
Thereafter	197

Total	$4,017

NOTE 12. LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

6.75% Senior Secured Notes

On May 19, 2017, we issued the Notes in a private placement. The Notes are guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest initially accrued on the Notes from May 19, 2017 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2017.

The Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral (as described below) (the “Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

The Notes were redeemable, in whole or in part, at any time on or before June 1, 2020 at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, the Notes are redeemable at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

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

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (viii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default. At December 31, 2020, we were, and we remain, in compliance with all of the covenants under the Indenture.

Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of December 31, 2020, accrued interest on the Notes was $1.2 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the years ended December 31, 2020 and 2019, $0.7 million and $0.9 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

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

On October 20, 2020, we entered into a fourth amendment to our ABL Facility that provides a one-time waiver with respect to the current covenant testing period allowing the covenant trigger event date be the first day after the availability on the ABL Facility had equaled or exceeded (1) 15% of the maximum revolver amount and (2) $4.5 million and a waiver permitting our July 2020 financial statements to be issued on or before September 30, 2020 due to delays that were caused by a ransomware attack.

On April 7, 2020, we entered into a third amendment to ABL Facility that increased the advance rate on eligible accounts receivable from 85% to 90% and extended the maturity date from May 19, 2022 to March 1, 2024. The

April 7, 2020 amendment also allows for an alternative benchmark rate that may include SOFR due to LIBOR being scheduled to be discontinued at the end of calendar year 2021.

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of December 31, 2020, the amount available under the ABL Facility was $24.2 million of which $5.0 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Facility Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At December 31, 2020, we were, and we remain, in compliance with all of the covenants under Credit Agreement.

We incurred debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During each of the years ended December 31, 2020 and 2019, $0.2 million of debt issuance costs associated with the ABL Facility was amortized to interest expense. At December 31, 2020, the blended interest rate on amounts outstanding under the ABL Facility was 2.5%.

We report outstanding balances on the ABL Facility as short-term regardless of the maturity date based on use of the ABL Facility to fund ordinary and customary operating cash needs with frequent repayments. We believe that our borrowing capacity under the ABL Facility allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. At December 31, 2020, we were, and we remain, in compliance with all of the covenants under the Credit Agreement.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2019	2020
	(Dollars in thousands)
6.75% Senior Secured Notes	$219,836	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(3,368)	(2,577)

6.75% Senior Secured Notes net carrying value	216,468	213,764

Asset-Based Revolving Credit Facility principal outstanding	12,426	5,000

Long-term debt less unamortized debt issuance costs	228,894	218,764

Less current portion	(12,426)	(5,000)

Long-term debt less unamortized debt issuance costs, net of current portion	$216,468	$213,764

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2020:

•	$5.0 million under the ABL Facility, with interest spread ranging from Base Rate plus 0.50% to 1.00% for base rate borrowings and LIBOR plus 1.50% to 2.00% for LIBOR borrowings;

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2020 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
For the Year Ended December 31,
2021	$5,000
2022	—
2023	—
2024	216,341
2025	—
Thereafter	—

$221,341

NOTE 13. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

As of December 31, 2020, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at December 31, 2020 was $216.3 million compared to the estimated fair value of $199.0 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	December 31, 2020
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Liabilities:
Long-term debt less unamortized debt issuance costs	$218,764	—	$201,263	—

NOTE 14. INCOME TAXES

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

For financial reporting purposes, we recorded a valuation allowance of $28.4 million as of December 31, 2020 to offset $28.4 million of the deferred tax assets related to the federal net operating loss carryforwards, and $19.7 million of the deferred tax assets related to state net operating loss carryforwards of $15.7 million and other financial statement accrual assets of $4.0 million, for a total valuation allowance of $48.1 million for the year ended December 31, 2020. This balance represents an increase of $35.1 million during the year, from $13.0 million valuation allowance as of December 31, 2019.

The consolidated provision for income taxes is as follows:

	Year Ended December 31,
	2019	2020
	(Dollars in thousands)
Current:
Federal	$—	$—
State	471	169

	471	169
Deferred:
Federal	(1,445)	17,283
State	4,951	12,822

	3,506	30,105

Provision for income taxes	$3,977	$30,274

Consolidated deferred tax assets and liabilities consist of the following:

	As of December 31,
	2019	2020
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$4,652	$6,580
Net operating loss, AMT credit and other carryforwards	45,521	44,154
State taxes	70	35
Operating lease liabilities under ASC 842	16,618	14,909
Other	6,847	11,222

Total deferred tax assets	73,708	76,900
Valuation allowance for deferred tax assets	(12,977)	(48,073)

Net deferred tax assets	$60,731	$28,827

Deferred tax liabilities:
Excess of net book value of property and equipment and software for financial reporting purposes over tax basis	$2,391	$1,065
Excess of net book value of intangible assets for financial reporting purposes over tax basis	82,939	84,163
Operating lease right-of-use assets under ASC 842	14,179	12,482
Other	—	—

Total deferred tax liabilities	99,509	97,710

Net deferred tax liabilities	$(38,778)	$(68,883)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	As of December 31,
	2019	2020
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$—	$—
Deferred income tax liability per balance sheet	(38,778)	(68,883)

	$(38,778)	$(68,883)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2019	2020
	(Dollars in thousands)
Statutory federal income tax (statutory tax rate)	$(5,045)	$(4,995)
Effect of state taxes, net of federal	3,714	10,468
Permanent items	329	379
State rate change	668	63
Valuation allowance	4,105	24,302
Tax Cuts and Jobs Act of 2017	—
Other, net	206	57

Provision for income taxes	$3,977	$30,274

At December 31, 2020, we had net operating loss carryforwards for federal income tax purposes of approximately $135.3 million that expire in years 2021 through 2038 and for state income tax purposes of approximately $610.8 million that expire in years 2021 through 2040. For financial reporting purposes at December 31, 2019, we had a valuation allowance of $8.9 million, net of federal benefit, to offset the deferred tax assets related to the state net operating loss carryforwards along with a valuation allowance of $4.1 million to offset the deferred tax assets related to the federal net operating loss carryforwards. As a result of our adjusted cumulative three-year pre-tax book loss as of December 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $35.1 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $35.1 million was recorded, for a total valuation allowance of $48.1 million as of the year ended December 31, 2020.

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

The company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The company evaluates claims based on what we believe to be both probable and reasonably estimable. The company maintains insurance that may provide coverage for such matters. Consequently, the company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. The company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not materially adversely affect the company’s consolidated financial position, results of operations or cash flows.

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

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 Compensation—Stock Compensation. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2019	2020
	(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$271	$152
Restricted stock shares compensation expense included in unallocated corporate expenses	623	—
Stock option compensation expense included in broadcast operating expenses	111	136
Restricted stock shares compensation expense included in broadcast operating expenses	383	—
Stock option compensation expense included in digital media operating expenses	71	56
Stock option compensation expense included in publishing operating expenses	1	1

Total stock-based compensation expense, pre-tax	$1,460	$345
Tax expense from stock-based compensation expense	(380)	(90)

Total stock-based compensation expense, net of tax	$1,080	$255

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2019	Year Ended December 31, 2020
Expected volatility	56.12%	53.96%
Expected dividends	16.27%	7.30%
Expected term (in years)	6.7	7.6
Risk-free interest rate	1.69%	1.14%

Activity with respect to the company’s option awards during the two years ended December 31, 2020 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,980,972	$4.63	$2.61	4.1 years	$—
Granted	88,750	1.63	0.44		—
Exercised	(200)	2.38	2.05		—
Forfeited or expired	(208,800)	5.77	4.06		2

Outstanding at December 31, 2019	1,860,722	$4.39	$2.37	3.6 years	$—

Exercisable at December 31, 2019	1,248,844	4.93	2.78	2.3 years	—

Expected to Vest	580,978	$4.40	$2.38	3.5 years	$—

Outstanding at January 1, 2020	1,860,722	$4.39	$2.37	3.6 years	$—
Granted	743,000	1.37	0.35		—
Exercised	—	—	—		—
Forfeited or expired	(312,702)	5.71	3.80		—

Outstanding at December 31, 2020	2,291,020	3.23	1.52	4.3 years	$—

Exercisable at December 31, 2020	1,229,770	4.37	2.22	2.4 years	—

Expected to Vest	1,007,657	3.26	1.54	4.2 years	$—

Activity with respect to the company’s restricted stock awards during the year ended December 31, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2020	107,990	$1.85	1.67 years	$156
Granted	—	—	—	—
Lapse of restrictions	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2020	107,990	$1.85	0.7 years	$112

Additional information regarding options outstanding as of December 31, 2020, is as follows:

Range of Exercise Prices	Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$1.00 - $3.00	1,047,353	5.5	$1.68	276,853	$2.48
$3.01 - $3.28	533,000	4.8	3.25	274,000	3.25
$3.29 - $4.63	63,500	4.7	3.77	31,750	3.77
$4.64 - $4.85	398,542	2.7	4.85	398,542	4.85
$4.86 - $6.65	1,000	1.0	6.38	1,000	6.38
$6.66 - $8.76	247,625	0.6	7.00	247,625	7.00

	2,291,020	4.3	$3.23	1,229,770	$4.37

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2020 of $1.04 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2020 and 2019 was $0.4 million and $0.7 million, respectively.

As of December 31, 2020, there was $0.2 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 17. RELATED PARTY TRANSACTIONS

Our Board has adopted a written policy for review, approval and monitoring of transactions between Salem and its related parties. The policy applies to any transaction or series of transactions in which Salem is a participant, the amount involved exceeds $120,000 and a Related Party (as defined in Item 404(a) of SEC Regulation S-K) has a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and Board membership. Related Parties includes our directors, executive officers, nominees to become a director, any person beneficially owning more than 5% of any class of our stock, immediate family members of any of the foregoing, and any entity in which any of the foregoing persons is employed or is a general partner or principal or in which the person has a 10% or greater beneficial ownership interest.

Under the Policy, related party transactions must be reported to our general counsel and be reviewed and approved or ratified by the Board in accordance with the terms of the Policy, prior to the effectiveness or consummation of the transaction, whenever practicable. The Board will review all relevant information available about the potential related party transaction and may, in its sole discretion, impose such conditions as it deems appropriate on Salem or the Related Party in connection with the approval of the related party transaction. We also poll our directors and executive officers on an annual basis with respect to related party transactions and their service as an officer or director of other entities. Any director involved in a related party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision.

Other than compensation arrangements for our directors and executive officers, the following is a summary of transactions for the years ended December 31, 2020 and December 31, 2019, to which we have been a party in which the amount involved exceeds $120,000 annually and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, or is a general partner or principal or in which the person has a 10% or greater beneficial ownership interest, had or will have a direct or indirect material interest.

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for each of the year’s ending December 31, 2020 and 2019 amounted to $0.2 million. Mr. Ted Atsinger, son of the CEO is the beneficiary and/or successor trustee.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board. Rental expense under these leases included in operating expense for each of the years ending December 31, 2020 and 2019 was $1.5 million and $1.6 million, respectively.

Truth For Life – Mr. Riddle

Truth For Life is a non-profit organization that is a customer of Salem Media Group, Inc. During 2020 and 2019, the company billed Truth For Life approximately $2.4 million and $2.5 million for airtime on its stations. The company had receivable balances of $0 million and $0.2 million, respectively, related to these sales at December 31, 2020 and 2019. Mr. Riddle, a director of the company, joined the Truth for Life board in October 2010. Mr. Riddle notified the company of his resignation from the Truth for Life board in June 2019.

Know the Truth – Mr. Riddle

Know the Truth is a non-profit organization that is a customer of Salem Media Group, Inc. During 2020 and 2019 the company billed Know the Truth approximately $0.6 million and $0.8 million for airtime on its stations. The company had receivable balances of $39,000 and $1.2 million at December 31, 2020 and 2019. Mr. Riddle, a director of the company, joined the Know the Truth board in 2010 and remains a member of this board.

Split-Dollar Life Insurance

Salem maintained split-dollar life insurance policies for its Chairman and Chief Executive Officer since 1997. Since 2003, the company has been the owner of the split-dollar life insurance policies and was entitled to recover all of the premiums paid on the policies. The premiums were $0.2 million and $0.5 million for each of the years ended December 31, 2020 and 2019, respectively. The cumulative premiums paid on these policies were $3.7 million and $3.5 million, respectively. The policies were surrendered during 2020 with net proceeds of $2.4 million paid to the company. The company paid $0.3 million of the proceeds to the Chairman and $0.3 million of the proceeds to the Chief Executive Officer in exchange for surrendering the policies.

Transportation Services Supplied by Sun Air Jets

From time to time, the company rents aircraft from a company owned by Edward G. Atsinger III, Chief Executive Officer and director of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis for general corporate needs. Total rental payments for aircraft for the years ended December 31, 2020 and 2019 was approximately $298,000 and $135,000, respectively. At December 31, 2020, $100,000 of the $298,000 paid to Sun Air Jets during 2020 was applied as an advance to secure future flights at discounted rates.

NOTE 18. DEFINED CONTRIBUTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers eligible employees as defined in the 401(k) Plan. Participants are allowed to make non-forfeitable contributions of up to 60% of their annual salary but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company match was 50% on the first 5% of the amounts contributed by each participant. The match was suspended in March 2020 to reduce costs and conserve cash as a result of the economic impact of the COVID-19 pandemic. The company contributed and expensed $0.8 million and $1.9 million, respectively, into the 401(k) Plan during each of the years ended December 31, 2020 and 2019.

NOTE 19. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” We recorded non-cash stock-based compensation expense of $0.3 million and $1.5 million to additional paid-in capital during the years ended December 31, 2020 and 2019, respectively.

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

The following table shows distributions that have been declared and paid since January 1, 2019:

Announcement Date	Payment Date	Amount Per Share	Cash Distributed (in thousands)
March 10, 2020	March 31, 2020	$0.0250	$ 667
December 10, 2019	December 30, 2019	$0.0250	667
September 11, 2019	September 30, 2019	$0.0650	1,730
May 14, 2019	June 28, 2019	$0.0650	1,728
March 7, 2019	March 29, 2019	$0.0650	1,702

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

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury, which are reported as unallocated corporate expenses in our condensed consolidated statements of operations included in this annual report . We also exclude costs such as amortization, depreciation, taxes and interest expense.

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

Salem Radio NetworkTM (“SRNTM”), based in Dallas, Texas, develops, produces, and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRNTM delivers programming via satellite to approximately 3,200 affiliated radio stations throughout the United States, including several of our Salem-owned stations. SRNTM operates five divisions, SRNTM Talk, SRNTM News, SRNTM Websites, SRNTM Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”) and Singing News® Radio.

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

Salem Surround, our national multimedia advertising agency with locations in 33 markets across the United States, offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients.

Digital Media

Our digital media-based businesses provide Christian, conservative, investing content, e-commerce, audio and video streaming, and other resources digitally through the web. Salem Web Network (“SWN”) websites include Christian content websites; BibleStudyTools.com, Crosswalk.com®, GodVine.com, iBelieve.com, GodTube®.com, OnePlace™.com, Christianity.com, GodUpdates.com, CrossCards™.com, ChristianHeadlines.com, LightSource.com, AllCreated.com, ChristianRadio.com, CCMmagazine.com, SingingNews®.com and SouthernGospel.com and our conservative opinion websites; collectively known as Townhall Media, include Townhall.com®, HotAir™.com, Twitchy®.com, RedState®.com, BearingArms.com, ConservativeRadio.com and pjmedia.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized investment strategies from financial commentators on a subscription basis.

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

The table below presents financial information for each operating segment as of December 31, 2020 and 2019 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2020
Net revenue	$178,127	$39,593	$18,519	$—	$236,239
Operating expenses	140,942	31,725	21,950	16,194	210,811

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$37,185	$7,868	$(3,431)	$(16,194)	$25,428

Depreciation	6,464	3,096	281	936	10,777
Amortization	23	2,416	841	1	3,281
Change in the estimated fair value of contingent earn-out consideration	—	(12)	—	—	(12)
Impairment of indefinite-lived long-term assets other than goodwill	16,994	—	260	—	17,254
Impairment of goodwill	184	10	105	8	307
Net (gain) loss on the disposition of assets	1,554	—	2	19	1,575

Net operating income (loss)	$11,966	$2,358	$(4,920)	$(17,158)	$(7,754)

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2019
Net revenue	$193,339	$39,165	$21,394	$—	$253,898
Operating expenses	149,439	30,801	22,348	15,940	218,528

Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$43,900	$8,364	$(954)	$(15,940)	$35,370

Depreciation	7,128	3,082	354	733	11,297
Amortization	35	3,757	844	1	4,637
Impairment of indefinite-lived long-term assets other than goodwill	2,908	—	17	—	2,925
Impairment of goodwill	—	2,089	338	—	2,427
Change in estimated fair value of contingent earn-out consideration	—	(41)	—	—	(41)
Net (gain) loss on the disposition of assets	22,056	260	10	—	22,326

Operating income (loss)	$11,773	$(783)	$(2,517)	$(16,674)	$(8,201)

	Broadcast	Digital Media	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2020
Inventories, net	$—	$—	$495	$—	$495
Property and equipment, net	64,231	6,221	741	7,929	79,122
Broadcast licenses	319,773	—	—	—	319,773
Goodwill	2,746	19,565	1,446	—	23,757
Amortizable intangible assets, net	246	3,434	337	—	4,017

As of December 31, 2019
Inventories, net	$—	$—	$717	$—	$717
Property and equipment, net	72,816	6,127	801	7,929	87,673
Broadcast licenses	337,858	—	—	—	337,858
Goodwill	2,930	19,509	1,551	8	23,998
Other indefinite-lived intangible assets	—	—	260	—	260
Amortizable intangible assets, net	268	5,653	1,178	1	7,100

NOTE 21. SUBSEQUENT EVENTS

In January 2021, we applied for $11.2 million in PPP loans available under the CAA for our radio station clusters and our networks. We have received $8.4 million in funding and expect to receive the remaining amount in the next several weeks.

On February 4, 2021, we entered into an APA to acquire KDIA-AM and KDYA-AM in San Francisco, California for $0.6 million. The purchase is subject to the approval of the FCC and is expected to close in the first half of 2021.

On January 4, 2021, we granted 100,000 stock options to the President of our New Media division. The fair value of the stock award was measured based on the grant date market price of our common shares.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act

Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020, the end of the period covered by this annual report.

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

(c) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation of the Company.	8-K	333-41733-29	04/14/99	3.1

3.02	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	000-26497	02/23/15	3.1

3.03	Third Amended and Restated Bylaws of the Company.	8-K	000-26497	09/17/19	3.3

4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09

4.02	Indenture, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent	8-K	000-26497	05/23/17	4.1

4.03	Form of 6.750% Senior Secured Note due 2024	8-K	000-26497	05/23/17	4.2

4.04	Security Agreement, dated as of May 19, 2017, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent	8-K	000-26497	05/23/17	4.3

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

4.05	Description of Debt Securities and Guarantees	10-K	000-26497	03/13/20	4.05

10.00	Employment Agreement, dated July 1, 2019 between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	07/03/19	99.1

10.01	Employment Agreement, dated January 3, 2021 between Salem Communications Holding Corporation and Stuart W. Epperson.	—	—	—	—	X

10.02	Employment Agreement dated January 1, 2020 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	01/06/20	99.1

10.03	Employment Agreement dated January 3, 2021 between Salem Communications Holding Corporation and David Santrella.	8-K	000-26497	01/07/21	99.2

10.04	Employment Agreement, effective as of January 3, 2021, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	01/07/21	99.1

10.05	Employment Agreement, effective as of July 1, 2018, between Salem Communications Holding Corporation and Christopher J. Henderson.	8-K	000-26497	05/15/18	99.1

10.06.02	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2036.	8-K	000-26497	09/08/16	10.2

10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2023.	8-K	000-26497	04/14/08	10.06.21

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.06.04	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19

10.06.04.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01

10.06.04.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02

10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2023.	8-K	000-26497	04/14/08	10.06.22

10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-26497	04/14/08	10.06.27

10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.06.08	Lease Agreement between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2036.	8-K	000-26497	03/03/16	10.1

10.06.09	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.10	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-36497	04/14/08	10.06.23

10.06.11	Antenna/tower lease between New Inspiration Broadcasting Company, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2036.	8-K	000-26497	09/08/16	10.1

10.06.13	Antenna/tower lease between Pennsylvania Media Associates Inc. (WORL-AM / Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25

10.06.14	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.06.15	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21

10.06.16	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.22

10.06.17	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23

10.06.18	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.19	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25

10.06.20	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX/night sight) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26

10.06.21	Lease Agreement, dated January 25, 2017, between Caron Broadcasting, Inc. (KTIE-AM/San Bernardino) and Principal Shareholders expiring 2036.	8-K	000-26497	01/27/2017	10.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.06.22	Lease Agreement dated May 8, 2017, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2037.	8-K	000-26497	05/10/2017	10.1

10.08.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through May 8, 2019).	DEFA14A	000-26497	04/22/19	Appendix A

10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02

10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01

10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11

10.10.01	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	8-K	000-26497	03/14/13	10.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.10.02	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.2

10.10.03	Intercreditor Agreement, dated as of May 19, 2017, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent.	8-K	000-26497	05/23/17	10.1

10.10.04	Credit Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., as parent and a borrower, the subsidiaries party thereto, as borrowers, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as lead arranger, and the lenders that are parties thereto.	8-K	000-26497	05/23/17	10.2

10.10.05	Guaranty and Security Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiaries party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	000-26497	05/23/17	10.3

10.10.06	Purchase Agreement, dated May 11, 2017, by and between Salem Media Group, Inc., the subsidiaries party thereto, Wells Fargo Securities, LLC, Barclays Capital Inc. and Noble Capital Markets, Inc.	10-Q	000-26497	08/08/17	10.5

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.10.07	Amendment Number Four dated as of October 20, 2020 to the Credit Agreement, as amended by Amendment Number One dated as of July 28, 2017, and as further amended by Amendment number Two dated as of November 16, 2018, and further amended by Amendment Number Three dated as of April 7, 2020.	—	—	—	—	X

14	Code of Ethics	—	—	—	—	X

21	Subsidiaries of Salem Media Group, Inc.	—	—	—	—	X

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.2	Consent of Bond & Pecaro.	—	—	—	—	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.01	Employment Agreement, dated January 3, 2021 between Salem Communications Holding Corporation and Stuart W. Epperson.

10.10.07	Amendment Number Four dated as of October 20, 2020 to the Credit Agreement, as amended by Amendment Number One dated as of July 28, 2017, and as further amended by Amendment number Two dated as of November 16, 2018, and further amended by Amendment Number Three dated as of April 7, 2020.

14	Code of Ethics

21	Subsidiaries of Salem Media Group Inc.

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Bond & Pecaro

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM MEDIA GROUP, INC.

March 4, 2021
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer

March 4, 2021
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III Edward G. Atsinger III	Chief Executive Officer (Principal Executive Officer)	March 4, 2021

/s/ EVAN D. MASYR Evan D. Masyr	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2021

/s/ STUART W. EPPERSON Stuart W. Epperson	Chairman	March 4, 2021

/s/ RICHARD A. RIDDLE Richard A. Riddle	Director	March 4, 2021

/s/ ERIC HALVORSON Eric Halvorson	Director	March 4, 2021

/s/ HEATHER W. GRIZZLE Heather W. Grizzle	Director	March 4, 2021