Form 10-Q
period 2021-03-31
SALEM MEDIA GROUP, INC. /DE/
filed 2021-05-07
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (469) 586-0080

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 1, 2021
Common Stock, $0.01 par value per share	21,315,449 shares

Class B	Outstanding at May 1, 2021
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2020 (Note 1)	March 31, 2021 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,325	$23,394
Trade accounts receivable (net of allowances of $14,069 in 2020 and $13,225 in 2021)	24,469	22,974
Unbilled revenue	3,192	2,548
Other receivables (net of allowances of $124 in 2020 and $424 in 2021)	1,122	1,006
Inventories (net of reserves of $1,499 in 2020 and $1,439 in 2021)	495	588
Prepaid expenses	6,847	7,597
Assets held for sale	3,346	—

Total current assets	45,796	58,107

Notes receivable (net of allowance of $461 in 2020 and $831 in 2021)	721	696
Property and equipment (net of accumulated depreciation of $180,336 in 2020 and $183,136 in 2021)	79,122	78,598
Operating lease right-of-use assets	48,203	46,508
Financing lease right-of-use assets	152	138
Broadcast licenses	319,773	319,773
Goodwill	23,757	23,757
Amortizable intangible assets (net of accumulated amortization of $58,897 in 2020 and $59,478 in 2021)	4,017	3,563
Deferred financing costs	213	187
Other assets	2,817	2,627

Total assets	$524,571	$533,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,006	$1,312
Accrued expenses	11,002	9,932
Accrued compensation and related expenses	10,242	11,153
Accrued interest	1,225	4,875
Contract liabilities	11,652	12,600
Deferred rent income	147	149
Income taxes payable	563	584
Current portion of operating lease liabilities	8,963	8,615
Current portion of financing lease liabilities	60	60
Current portion of long-term debt	5,000	—

Total current liabilities	50,860	49,280

Long-term debt, less current portion	213,764	225,143
Operating lease liabilities, less current portion	47,740	46,058
Financing (capital) lease liabilities, less current portion	107	94
Deferred income taxes	68,883	69,071
Contract liabilities, long-term	1,869	2,159
Deferred rent income, less current portion	3,864	3,841
Other long-term liabilities	2,205	2,236

Total liabilities	389,292	397,882

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,447,317 and 23,633,099 issued and 21,129,667 and 21,315,449 outstanding at December 31, 2020 and March 31, 2021, respectively	227	229
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2020 and March 31, 2021, respectively	56	56
Additional paid-in capital	247,025	247,493
Accumulated deficit	(78,023)	(77,700)
Treasury stock, at cost (2,317,650 shares at December 31, 2020 and March 31, 2021)	(34,006)	(34,006)

Total stockholders’ equity	135,279	136,072

Total liabilities and stockholders’ equity	$524,571	$533,954

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2021
Net broadcast revenue	$45,180	$44,048
Net digital media revenue	9,104	9,619
Net publishing revenue	3,966	5,686

Total net revenue	58,250	59,353

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $431 and $443 for the three months ended March 31, 2020 and 2021, respectively, paid to related parties)	37,327	33,343
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,326	8,673
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,062	5,205
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $180 and $3 for the three months ended March 31, 2020 and 2021, respectively, paid to related parties)	4,210	4,288
Depreciation	2,713	2,589
Amortization	987	581
Change in the estimated fair value of contingent earn-out consideration	(5)	—
Impairment of indefinite-lived long-term assets other than goodwill	17,254	—
Impairment of goodwill	307	—
Net (gain) loss on the disposition of assets	79	318

Total operating expenses	76,260	54,997

Operating income (loss)	(18,010)	4,356
Other income (expense):
Interest income	—	1
Interest expense	(4,032)	(3,926)
Gain on early retirement of long-term debt	49	—
Net miscellaneous income and expenses	(52)	22

Net income (loss) before income taxes	(22,045)	453
Provision for income taxes	33,159	130

Net income (loss)	$(55,204)	$323

Basic earnings (loss) per share data:
Basic earnings (loss) per share Class A and Class B common stock	$(2.07)	$0.01
Diluted earnings (loss) per share data:
Diluted earnings (loss) per share Class A and Class B common stock	$(2.07)	$0.01
Basic weighted average Class A and Class B shares outstanding	26,683,363	26,736,639

Diluted weighted average Class A and Class B shares outstanding	26,683,363	27,138,773

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2019	23,447,317	$227	5,553,696	$56	$246,680	$(23,294)	$(34,006)	$189,663
Stock-based compensation	—	—	—	—	103	—	—	103
Cash distributions	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	(55,204)	—	(55,204)

Stockholders’ equity, March 31, 2020	23,447,317	$227	5,553,696	$56	$246,783	$(79,165)	$(34,006)	$133,895

Distributions per share	$0.025		$0.025

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2020	23,447,317	$227	5,553,696	$56	$247,025	$(78,023)	$(34,006)	$135,279
Stock-based compensation	—	—	—	—	78	—	—	78
Options exercised	185,782	2	—	—	390	—	—	392
Net income	—	—	—	—	—	323	—	323

Stockholders’ equity, March 31, 2021	23,633,099	$229	5,553,696	$56	$247,493	$(77,700)	$(34,006)	$136,072

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2021
OPERATING ACTIVITIES
Net income (loss)	$(55,204)	$323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock-based compensation	103	78
Depreciation and amortization	3,700	3,170
Amortization of deferred financing costs	227	213
Non-cash lease expense	2,252	2,161
Provision for bad debts	1,900	(295)
Deferred income taxes	33,084	188
Change in the estimated fair value of contingent earn-out consideration	(5)	—
Impairment of indefinite-lived long-term assets other than goodwill	17,254	—
Impairment of goodwill	307	—
Gain on early retirement of long-term debt	(49)	—
Net (gain) loss on the disposition of assets	79	318
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	2,419	2,549
Inventories	70	(93)
Prepaid expenses and other current assets	(587)	(750)
Accounts payable and accrued expenses	4,478	2,490
Operating lease liabilities	(2,407)	(2,497)
Contract liabilities	133	1,122
Deferred rent income	(84)	170
Other liabilities	6	29
Income taxes payable	57	21

Net cash provided by operating activities	7,733	9,197

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(1,587)	(1,859)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(84)	—
Deposit on broadcast assets and radio station acquisitions	—	(100)
Proceeds from sale of assets	2	3,501
Other	(428)	(238)

Net cash provided by (used in) investing activities	(2,097)	1,304

FINANCING ACTIVITIES
Payments to repurchase 6.75% Senior Secured Notes	(3,392)	—
Proceeds from borrowings under ABL Facility	33,319	16
Payments on ABL Facility	(31,745)	(5,016)
Proceeds from borrowings under PPP Loans	—	11,195
Payments of debt issuance costs	(1)	(3)
Proceeds from the exercise of stock options	—	392
Payments on financing lease liabilities	(18)	(16)
Payment of cash distribution on common stock	(667)	—
Book overdraft	(1,885)	—

Net cash provided by (used in) financing activities	(4,389)	6,568

Net increase in cash and cash equivalents	1,247	17,069
Cash and cash equivalents at beginning of year	6	6,325

Cash and cash equivalents at end of period	$1,253	$23,394

See accompanying notes

SALEM MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$163	$51
Cash paid for interest on finance lease liabilities	$2	$2
Net cash paid for (received from) income taxes	$18	$(79)
Other supplemental disclosures of cash flow information:
Barter revenue	$1,192	$391
Barter expense	$1,034	$373
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$84	$—
Right-of-use assets acquired through operating leases	$575	$553
Right-of-use assets acquired through financing leases	$—	$2
Non-cash capital expenditures for property & equipment acquired under trade agreements	$4	$6
Net assets and liabilities assumed in a non-cash acquisition	$—	127
Estimated present value of contingent-earn out consideration	$—	$11

See accompanying notes

SALEM MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Salem Media Group, Inc. (“Salem,” “we,” “us,” “our” or the “company”) is a domestic multimedia company specializing in Christian and conservative content. Our media properties include radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 17 – Segment Data.

Impact of the COVID-19 Pandemic

The COVID-19 global pandemic that began in March 2020 continues to impact our business. Measures taken by federal, state and local governments to prevent the spread of COVID-19 have adversely affected workforces, certain economies, and financial markets resulting in a significant economic downturn. We experienced a rapid decline in revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.

While the disruption is expected to be temporary, there remains to be considerable uncertainty around the duration. Advertising revenue continues to improve over the lowest levels that were experienced during April and May of 2020, but remain significantly below prior years. The exact timing and pace of the economic recovery has not been determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay-at-home orders. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist. Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising and consumer behavior.

Lower revenue and longer days to collect receivables negatively impacts future availability under our credit facility. Availability under our Asset Based Loan (“ABL Facility”) is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our ABL Facility was $26.1 million at March 31, 2021 compared to $24.8 million at December 31, 2020, of which none was outstanding at March 31, 2021 compared to $5.0 million outstanding at December 31, 2020.

We implemented several measures during 2020 to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

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

As the economy begins to show signs of recovery, many of these cost reduction initiatives have or will be reversed during 2021. We continue to operate with lower staffing levels, have not reinstated the company 401(k) match and have not paid equity distributions on our common stock.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. On December 27, 2020, Congress passed the Consolidated Appropriations Act (“CAA”) that includes a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We have utilized certain benefits of the CARES Act, and we may be entitled to benefits under the CAA based on our individual locations, including:

•	we deferred $3.3 million of employer FICA taxes from April 2020 through December 2020 , with 50% payable in December 2021 and 50% payable in December 2022;

•	relaxation of interest expense deduction limitation for income tax purposes; and

•	Paycheck Protection Plan (“PPP”) loans available based on the eligibility determined on a per-location basis of $11.2 million on a consolidated basis.

We believe that our customers have benefited from the enhanced benefits provided by the CARES Act, and that they will also benefit from the CAA. The CAA provides for another round of direct payments, enhanced unemployment benefits, education funding, and aid to sectors still reeling from the economic fallout of the pandemic. While these measures may benefit many of our customers, we cannot assure you that the implementation of these measures will offset the negative impact of COVID-19 on our customers. If the CAA or any additional stimulus measures are not sufficient to remediate the financial stress on our customers as a result of the pandemic, we may experience ongoing challenges in growing and maintaining revenue and we may experience an increase in delinquencies that could materially and adversely impact our results of operations and financial condition in future periods.

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

Information with respect to the three months ended March 31, 2021 and 2020 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form 10-K for the year ended December 31, 2020. Our results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

The balance sheet at December 31, 2020 included in this report has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021, that have had a material impact on our Condensed Consolidated Financial Statements and related notes.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASUs to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. Described below are ASUs that may be applicable to our financial position, results of operations, cash flows, or presentation thereof. ASUs not listed below were assessed and determined to not be applicable to our financial position, results of operations, cash flows, or presentation thereof.

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

NOTE 3. RECENT TRANSACTIONS

During the three-month period ended March 31, 2021, we completed or entered into the following transactions:

Debt Transactions

We applied for and received $11.2 million in aggregate principal amount of PPP loans through the Small Business Administration (“SBA”) that were available to our radio stations and networks under the CAA. The PPP loans and accrued interest are forgivable provided that the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities within the covered period of up to 24 weeks from funding of the loans. The amount of PPP loan and accrued interest that is forgiven can be reduced if we reduce payroll or eliminate positions during the covered period. We are using, and intend to continue to use, the PPP loan proceeds according to the terms and will file timely applications for forgiveness. The PPP loans accrue interest at 1% annually and mature in five years for any amount that is not forgiven. The PPP loans are reflected in long-term debt in the accompanying condensed consolidated financial statements in accordance with FASB ASC Topic 470, Debt, until the loans are repaid or legally discharged.

Acquisitions

On March 8, 2021, we acquired the Triple Threat Trader newsletter. We paid no cash at the time of closing and assumed deferred subscription liabilities of $0.1 million. As part of the purchase agreement, we may pay up to an additional $11,000 in contingent earn-out consideration over the next two years based on the achievement of certain revenue benchmarks.

Divestitures

On March 18, 2021, we sold radio station WKAT-AM and an FM translator in Miami, Florida for $3.5 million. We collected $3.2 million in cash upon closing and entered a promissory note for $0.3 million in cash due one year from the closing date. The buyer began operating the station under a Local Marketing Agreement (“LMA”) in November 2020. We recognized an estimated pre-tax loss of $1.4 million during the three-month period ended September 30, 2020, the date we entered the Asset Purchase Agreement (“APA”) with the buyer, which reflected the sale price as compared to the carrying value of the assets to be sold, estimated closing costs, and the write-off of the remaining Miami assets as a result of exiting this market. We adjusted the pre-tax loss by $0.3 million to $1.7 million upon closing based on the actual closing costs incurred and a reconciliation of total station assets to the assets included in the sale.

Pending Transactions

On February 4, 2021, we entered into an APA to acquire KDIA-AM and KDYA-AM in San Francisco, California for $0.6 million in cash. We paid $0.1 million in cash to an escrow account with $0.5 million of cash due upon closing. The purchase is subject to the approval of the FCC and is expected to close in the first half of 2021.

On February 5, 2020, we entered into an APA with Word Broadcasting to sell radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under a Time Brokerage Agreement (“TBA”). Due to changes in debt markets, the transaction was not funded, and it is uncertain when, or if, the transaction will close. Word Broadcasting continues to program the stations under a TBA that began in January 2017.

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

Contract Assets

Contract Assets—Costs to Obtain a Contract: We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At March 31, 2021, our prepaid commission expense was $0.7 million.

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

Significant changes in our contract liabilities balances during the period are as follows:

	Short- Term	Long- Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2021	$11,652	$1,869
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(3,814)	—
Additional amounts recognized during the period	7,087	524
Revenue recognized during the period that was recorded during the period	(2,559)	—
Transfers	234	(234)

Balance, end of period March 31, 2021	$12,600	2,159

Amount refundable at beginning of period	$11,607	1,869
Amount refundable at end of period	$12,588	2,159

We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2022	$12,600
2023	1,365
2024	472
2025	184
2026	55
Thereafter	83

$14,759

Significant Financing Component

The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between April 1, 2021 and March 31, 2026. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC 606.

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

Broadcast digital advertising revenue consists of local digital advertising, such as the sale of banner advertisements on our owned and operated websites, the sale of advertisements on our own and operated mobile applications, and advertisements in digital newsletters that we produce, as well as national digital advertising, or the sale of custom digital advertising solutions, such as web pages and social media campaigns, that we offer to our customers. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

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

Self-Publishing Fees. We recognize revenue from self-publishing services through Salem Author Services (“SAS”), including book publishing and support services to independent authors. Services include book cover design, interior layout, printing, distribution, marketing services and editing for print books and e-Books. As each book and related support services are unique to each author, authors must make payments in advance of the performance. Payments are typically made in installments over the expected production timeline for each publication. We record contract liabilities equal to the amount of payments received, including those amounts that are fully or partially refundable. Contract liabilities were historically recorded under the caption “deferred revenue” and are reported as current liabilities or long-term liabilities on our consolidated financial statements based on the time to fulfill the performance obligations under terms of the contract. Refunds are limited based on the percentage completion of each publishing project.

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

Trade and barter revenues and expenses were as follows:

	Three Months Ended
	March 31,
	2020	2021
Net broadcast barter revenue	$1,166	$391
Net digital media barter revenue	—	—
Net publishing barter revenue	26	—
Net broadcast barter expense	$1,034	$373
Net digital media barter expense	—	—
Net publishing barter expense	—	—

The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Three Months Ended March 31, 2021
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming—National	$11,461	$—	$—	$11,461
Block Programming—Local	5,956	—	—	5,956
Spot Advertising—National	3,660	—	—	3,660
Spot Advertising—Local	8,895	—	—	8,895
Infomercials	237	—	—	237
Network	4,871	—	—	4,871
Digital Advertising	5,781	4,413	62	10,256
Digital Streaming	853	844	—	1,697
Digital Downloads and eBooks	60	1,479	339	1,878
Subscriptions	286	2,773	158	3,217
Book Sales and e-commerce, net of estimated sales returns and allowances	89	31	3,208	3,328
Self-Publishing Fees	—	—	1,624	1,624
Print Advertising	—	—	68	68
Other Revenues	1,899	79	227	2,205

	$44,048	$9,619	$5,686	$59,353

Timing of Revenue Recognition
Point in Time	$43,425	$9,619	5,686	$58,730
Rental Income (1)	623	—	—	623

	$44,048	$9,619	$5,686	$59,353

	Three Months Ended March 31, 2020
	Broadcast	Digital Media	Publishing	Consolidated
	(dollars in thousands)
By Source of Revenue:
Block Programming—National	$12,034	$—	$—	$12,034
Block Programming—Local	6,808	—	—	6,808
Spot Advertising—National	3,957	—	—	3,957
Spot Advertising—Local	11,357	—	—	11,357
Infomercials	308	—	—	308
Network	4,388	—	—	4,388
Digital Advertising	3,326	4,713	99	8,138
Digital Streaming	608	915	—	1,523
Digital Downloads and eBooks	—	1,245	254	1,499
Subscriptions	282	2,135	177	2,594
Book Sales and e-commerce, net of estimated sales returns and allowances	76	28	1,723	1,827
Self-Publishing Fees	—	—	1,402	1,402
Print Advertising	1	—	102	103
Other Revenues	2,035	68	209	2,312

	$45,180	$9,104	$3,966	$58,250

Timing of Revenue Recognition
Point in Time	$44,563	$9,104	$3,966	$57,633
Rental Income (1)	617	—	—	617

	$45,180	$9,104	$3,966	$58,250

(1)

Rental income is not applicable to ASC Topic 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Condensed Consolidated Financial Statements within this report on Form 10-Q.

NOTE 5. INVENTORIES

Inventories consist of finished books from Regnery® Publishing. All inventories are valued at the lower of cost or net realizable value as determined on a First-In First-Out cost method net of estimated reserves for obsolescence.

The following table provides details of inventory on hand:

	December 31, 2020	March 31, 2021
	(Dollars in thousands)
Book inventories	$1,994	$2,027
Reserve for obsolescence	(1,499)	(1,439)

Inventory, net—	$495	$588

NOTE 6. PROPERTY AND EQUIPMENT

We account for property and equipment in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment.

The following is a summary of the categories of our property and equipment:

	As of December 31, 2020	As of March 31, 2021
	(Dollars in thousands)
Land	$30,254	$30,254
Buildings	28,922	28,993
Office furnishings and equipment	36,875	37,289
Antennae, towers and transmitting equipment	78,057	78,152
Studio, production and mobile equipment	29,023	29,389
Computer software and website development costs	33,928	34,085
Record and tape libraries	17	17
Automobiles	1,514	1,514
Leasehold improvements	18,187	18,208
Construction-in-progress	2,681	3,833

	$259,458	$261,734
Less accumulated depreciation	(180,336)	(183,136)

	$79,122	$78,598

Depreciation expense was approximately $2.6 million and $2.7 million for the three-month periods ended March 31, 2021 and 2020, respectively. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the three months ended March 31, 2021.

NOTE 7. OPERATING AND FINANCE LEASE RIGHT-OF-USE ASSETS

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

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	March 31, 2021
	(Dollars in thousands)
	Related Party	Other	Total
Operating Leases
Operating leases ROU assets	$6,642	$39,866	$46,508
Operating lease liabilities (current)	$938	$7,677	$8,615
Operating lease liabilities (non-current)	5,860	40,198	46,058

Total operating lease liabilities	$6,798	$47,875	$54,673

Weighted Average Remaining Lease Term
Operating leases	8.2 years
Finance leases	3.0 years
Weighted Average Discount Rate
Operating leases	7.95%
Finance leases	5.39%

Lease Expense

The components of lease expense were as follows:

Three Months Ended March 31, 2021
(Dollars in thousands)
Amortization of finance lease ROU Assets	$16
Interest on finance lease liabilities	2

Finance lease expense	18
Operating lease expense	3,214
Variable lease expense	190
Short-term lease expense	157

Total lease expense	$3,579

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2021
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,569
Operating cash flows from finance leases	1
Financing cash flows from finance leases	16
Leased assets obtained in exchange for new operating lease liabilities	$553
Leased assets obtained in exchange for new finance lease liabilities	2

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2021, are as follows:

Future minimum lease	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2021 (Apr-Dec)	$1,466	$11,042	$12,508	$65	$12,573
2022	1,620	10,744	12,364	57	12,421
2023	1,018	9,209	10,227	31	10,258
2024	1,014	7,030	8,044	12	8,056
2025	1,043	5,928	6,971	4	6,975
Thereafter	3,797	24,763	28,560	—	28,560

Undiscounted Cash Flows	$9,958	$68,716	$78,674	$169	$78,843

Less: imputed interest	(3,160)	(20,841)	(24,001)	(15)	(24,016)

Total	$6,798	$47,875	$54,673	$154	$54,827

Reconciliation to lease liabilities:
Lease liabilities—current	$938	$7,677	$8,615	$60	$8,675
Lease liabilities—long-term	5,860	40,198	46,058	94	46,152

Total Lease Liabilities	$6,798	$47,875	$54,673	$154	$54,827

NOTE 8. BROADCAST LICENSES

We account for broadcast licenses in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. In the case of our broadcast radio stations, we would not be able to operate the properties without the related broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal and all of our broadcast licenses have been renewed at the end of their respective periods. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our broadcast licenses. There were no indications of impairment during the three months ended March 31, 2021.

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2020	Three Months Ended March 31, 2021
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$441,143	$440,052
Accumulated loss on impairment, beginning of period	(103,285)	(120,279)

Balance after cumulative loss on impairment, beginning of period	337,858	319,773

Dispositions of radio stations	(1,091)	—
Impairments based on the estimated fair value of broadcast licenses	(16,994)	—

Balance, end of period after cumulative loss on impairment	$319,773	$319,773

Balance, end of period before cumulative loss on impairment	$440,052	$440,052
Accumulated loss on impairment, end of period	(120,279)	(120,279)

Balance, end of period after cumulative loss on impairment	$319,773	$319,773

NOTE 9. GOODWILL

We account for goodwill in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. There were no indications of impairment during the three months ended March 31, 2021.

The following table presents the changes in goodwill including business acquisitions and dispositions as discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2020	Three Months Ended March 31, 2021
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,454	$28,520
Accumulated loss on impairment	(4,456)	(4,763)

Balance, beginning of period after cumulative loss on impairment	23,998	23,757

Acquisitions of radio stations	66	—
Impairments based on the estimated fair value goodwill	(307)	—

Ending period balance	$23,757	$23,757

Balance, end of period before cumulative loss on impairment	28,520	28,520
Accumulated loss on impairment	(4,763)	(4,763)

Ending period balance	$23,757	$23,757

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of March 31, 2021
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,139	$(22,690)	$1,449
Domain and brand names	20,350	(19,367)	983
Favorable and assigned leases	2,188	(1,947)	241
Subscriber base and lists	9,886	(9,087)	799
Author relationships	2,771	(2,767)	4
Non-compete agreements	2,041	(1,991)	50
Other amortizable intangible assets	1,666	(1,629)	37

	$63,041	$(59,478)	$3,563

	As of December 31, 2020
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,012	$(22,533)	$1,479
Domain and brand names	20,350	(19,127)	1,223
Favorable and assigned leases	2,188	(1,943)	245
Subscriber base and lists	9,886	(8,974)	912
Author relationships	2,771	(2,765)	6
Non-compete agreements	2,041	(1,954)	87
Other amortizable intangible assets	1,666	(1,601)	65

	$62,914	$(58,897)	$4,017

Amortization expense was approximately $0.6 million and $1.0 million for the three-month periods ended March 31, 2021 and 2020, respectively. Based on the amortizable intangible assets as of March 31, 2021, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2021 (Apr – Dec)	$1,297
2022	1,252
2023	717
2024	92
2025	8
Thereafter	197

Total	$3,563

NOTE 11. LONG-TERM DEBT

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

SBA PPP Loans

We received $11.2 million in aggregate principal amount of PPP loans through the SBA that were available to our radio stations and networks under the CAA. The PPP loans and accrued interest are forgivable provided that the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities within the covered period of up to 24 weeks from funding of the loans. The amount of PPP loan and accrued interest that is forgiven can be reduced if we reduce payroll or eliminate positions during the covered period. We are using, and intend to continue to use, the PPP loan proceeds according to the terms and will file timely applications for forgiveness. The PPP loans accrue interest at 1% annually and mature in five years for any amount that is not forgiven. The PPP loans are reflected in long-term debt in the accompanying condensed consolidated financial statements in accordance with FASB ASC Topic 470, Debt, until the loans are repaid or legally discharged.

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

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (viii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default. At March 31, 2021, we were, and we remain, in compliance with all of the covenants under the Indenture.

Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of March 31, 2021, accrued interest on the Notes was $4.9 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three-month periods ended March 31, 2021 and 2020, $0.2 million of debt issuance costs associated with the Notes was amortized to interest expense.

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

Asset-Based Revolving Credit Facility

On May 19, 2017, we entered into the ABL Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.

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

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of March 31, 2021, the amount available under the ABL Facility was $26.1 million of which none was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Facility Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At March 31, 2021, we were, and we remain, in compliance with all of the covenants under Credit Agreement.

We incurred debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three-month periods ended March 31, 2021 and 2020, $29,000 and $41,000, respectively, of debt issuance costs associated with the ABL was amortized to interest expense.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2020	As of March 31, 2021
	(Dollars in thousands)
6.75% Senior Secured Notes	$216,341	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(2,577)	(2,393)

6.75% Senior Secured Notes net carrying value	213,764	213,948
Asset-Based Revolving Credit Facility principal outstanding	5,000	—
SBA Paycheck Protection Plan loans	—	11,195

Long-term debt less unamortized debt issuance costs	$218,764	$225,143

Less current portion	(5,000)	—

Long-term debt less unamortized debt issuance costs, net of current portion	$213,764	$225,143

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2021:

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2021 for each of the next five years and thereafter are as follows:

For the Year Ended March 31,

Amount
(Dollars in thousands)
2022	$—
2023	—
2024	216,341
2025	—
2026	11,195
Thereafter	—

$227,536

NOTE 12. FAIR VALUE MEASUREMENTS

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

As of March 31, 2021, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount and the estimated fair value of the Notes at March 31, 2021 was $216.3 million, respectively, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a non-recurring basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	March 31, 2021
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$11	—	—	$11
Long-term debt less unamortized debt issuance costs	225,143	—	213,948	—

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

At December 31, 2020, we had net operating loss carryforwards for federal income tax purposes of approximately $135.3 million that expire in years 2021 through 2038 and for state income tax purposes of approximately $610.8 million that expire in years 2021 through 2040. As a result of our adjusted cumulative three-year pre-tax book loss as of December 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence resulting in our conclusion that additional deferred tax assets of $35.1 million related to federal and state net operating loss carryforwards are more likely than not to be not realized. As such, an additional valuation allowance of $35.1 million was recorded, for a total valuation allowance of $48.1 million as of the year ended December 31, 2020. There was no change during the three-month period ended March 31, 2021.

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

We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 Compensation—Stock Compensation. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2020	2021
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$50	$28
Stock option compensation expense included in broadcast operating expenses	37	28
Stock option compensation expense included in digital media operating expenses	15	22
Stock option compensation expense included in publishing operating expenses	1	—

Total stock-based compensation expense, pre-tax	$103	$78

Tax benefit (expense) for stock-based compensation expense	(27)	20

Total stock-based compensation expense, net of tax	$76	$58

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2021
Expected volatility	53.96%	74.83%
Expected dividends	7.30%	0.00%
Expected term (in years)	7.6	7.7
Risk-free interest rate	1.14%	0.96%

Activity with respect to the company’s option awards during the three-month period ended March 31, 2021 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2021	2,291,020	$3.23	$1.52	4.3 years	$—
Granted	210,000	2.01	1.44		—
Exercised	(185,782)	2.11	0.97		188
Forfeited or expired	(151,946)	6.77	4.82		—

Outstanding at March 31, 2021	2,163,292	$2.96	$1.33	4.8 years	$1,360

Exercisable at March 31, 2021	1,086,417	$3.92	$1.76	2.8 years	$248

Expected to Vest	1,022,493	$2.98	$1.34	4.7 years	$1,056

Activity with respect to the company’s restricted stock awards during the three-month period ended March 31, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2021	107,990	$1.85	1.67 years	$112
Granted	—	—	—	—
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2021	107,990	$1.85	0.4 years	$317

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 31, 2021 of $2.94 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended March 31, 2021 and 2020 was $0.1 million and $0.2 million, respectively.

As of March 31, 2021, there was $18,000 of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 16. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. As a result, $0.1 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three-month period ended March 31, 2021 and 2020, respectively.

The declaration of any future distributions and the establishment of the per share amount, record dates, and payment dates are subject to final determination by our Board of Directors and dependent upon future earnings, cash flows, financial and legal requirements, and other factors. On May 6, 2020, our Board of Directors voted to discontinue equity distributions until further notice due to the adverse economic impact of the COVID-19 pandemic on our financial position, results of operations, and cash flows.

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

Publishing

Our publishing operating segment includes three businesses: (1) Regnery® Publishing and Salem Books, traditional book publishers that have published dozens of bestselling books by leading conservative and Christian authors and personalities; (2) Salem Author Services, a self-publishing service for authors through Xulon Press and Mill City Press; and (3) Singing News®, which produces and distributes a print magazine.

The table below presents financial information for each operating segment as of March 31, 2021 and 2020 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2021
Net revenue	$44,048	$9,619	$5,686	$—	$59,353
Operating expenses	33,343	8,673	5,205	4,288	51,509

Net operating income (loss) before depreciation, amortization, and net (gain) loss on the disposition of assets	$10,705	$946	$481	$(4,288)	$7,844

Depreciation	1,525	781	47	236	2,589
Amortization	4	432	145	—	581
Net (gain) loss on the disposition of assets	318	—	—	—	318

Net operating income (loss)	$8,858	$(267)	$289	$(4,524)	$4,356

Three Months Ended March 31, 2020
Net revenue	$45,180	$9,104	$3,966	$—	$58,250
Operating expenses	37,327	8,326	5,062	4,210	54,925

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the disposition of assets	$7,853	$778	$(1,096)	$(4,210)	$3,325

Depreciation	1,645	771	69	228	2,713
Amortization	9	768	210	—	987
Change in the estimated fair value of contingent earn-out consideration	—	(5)	—	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	16,994	—	260	—	17,254
Impairment of goodwill	184	10	105	8	307
Net (gain) loss on the disposition of assets	79	—	—	—	79

Net operating income (loss)	$(11,058)	$(766)	$(1,740)	$(4,446)	$(18,010)

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2021
Inventories, net	$—	$—	$588	$—	$588
Property and equipment, net	63,671	5,977	732	8,218	78,598
Broadcast licenses	319,773	—	—	—	319,773
Goodwill	2,746	19,565	1,446	—	23,757
Amortizable intangible assets, net	242	3,129	192	—	3,563
As of December 31, 2020
Inventories, net	$—	$—	$495	$—	$495
Property and equipment, net	64,231	6,221	741	7,929	79,122
Broadcast licenses	319,773	—	—	—	319,773
Goodwill	2,746	19,565	1,446	—	23,757
Amortizable intangible assets, net	246	3,434	337	—	4,017

NOTE 18. SUBSEQUENT EVENTS

On April 28, 2021, we closed on the acquisition of the Centerline New Media domain and digital assets for $1.3 million of cash. The digital content library will be operated within Salem Web Network’s church products division.

On April 20, 2021 we entered into an APA to sell Singing News Magazine and Singing News Radio (formerly Solid Gospel Network) for $0.1 million in cash. The buyer will assume the deferred subscription liability of $0.4 million. The sale is expected to close in the second quarter of 2021.

On April 10, 2021, we entered into an agreement to sell approximately 34 acres of land in Lewisville, Texas, currently being used as the transmitter site for company owned radio station KSKY-AM, for $12.1 million in cash. We will retain enough of the property in the southwest corner of the site to operate the station. Following a due diligence period and satisfaction of several contingencies, we expect to close on this transaction in the third quarter of 2021.

Shelf Registration Statement and At-the-Market Facility

In April 2021, we filed a prospectus supplement to our shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $15.0 million of the company’s Class A Common Stock pursuant to an at-the-market facility, with B. Riley Securities, Inc. acting as sales agent.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-Q and our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Our Condensed Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Condensed Consolidated Financial Statements on Form 10-Q for details of each of these transactions.

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to:

•	the coronavirus (“COVID-19”) is adversely impacting our business,

•	risks and uncertainties relating to the need for additional funds to service our debt,

•	risks and uncertainties relating to the need for additional funds to execute our business strategy,

•	our ability to access borrowings under our ABL Facility,

•	reductions in revenue forecasts,

•	our ability to renew our broadcast licenses,

•	changes in interest rates,

•	the timing of our ability to complete any acquisitions or dispositions,

•	costs and synergies resulting from the integration of any completed acquisitions,

•	our ability to effectively manage costs,

•	our ability to drive and manage growth,

•	the popularity of radio as a broadcasting and advertising medium,

•	changes in consumer tastes,

•	the impact of general economic conditions in the United States or in specific markets in which we do business,

•	industry conditions, including existing competition and future competitive technologies and cancellation,

•	disruptions or postponements of advertising schedules and programming in response to national or world events,

•	our ability to generate revenues from new sources, including local commerce and technology-based initiatives,

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

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;

•	the sale of digital streaming advertisements on websites and mobile applications;

•	the support and promotion to stream third-party content on our websites;

•	the sale of advertisements included in digital newsletters;

•	the digital delivery of newsletters to subscribers; and

•	the sale of video and graphic downloads.

Our principal sources of publishing revenue include:

•	the sale of books and e-books;

•	publishing fees from authors;

•	the sale of digital advertising on our magazine websites and digital newsletters;

•	subscription fees for our print magazine; and

•	the sale of print magazine advertising.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the three months ended March 31, 2021 and 2020, 99% and 97%, respectively, of our broadcast revenue was sold for cash.

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

Digital Media

Our digital media based businesses provide Christian, conservative, investing, e-commerce, audio and video streaming, and other resources digitally through the web. Refer to Item 1. Business of our annual report on Form 10-K for the year ended December 31, 2020 for a description of each of our digital media websites and operations. Revenue generated from this segment is reported as digital media revenue in our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q.

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

Known Trends and Uncertainties

The COVID-19 global pandemic that began in March 2020 continues to impact our business. Measures taken by federal, state and local governments to prevent the spread of COVID-19 have adversely affected workforces, certain economies, and financial markets resulting in a significant economic downturn. We experienced a rapid decline in revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions and our publishing segment, which derives revenue from book sales through retail stores and live events.

While the disruption is expected to be temporary, there remains to be considerable uncertainty around the duration. Advertising revenue continues to improve over the lowest levels that were experienced during April and May of 2020, but remain significantly below prior years. The exact timing and pace of the economic recovery has not been determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay-at-home orders. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist. Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising and consumer behavior.

Lower revenue and longer days to collect receivables negatively impacts future availability under our credit facility. Availability under our Asset Based Loan (“ABL Facility”) is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our ABL Facility was $26.1 million at March 31, 2021 compared to $24.8 million at December 31, 2020, of which none was outstanding at March 31, 2021 compared to $5.0 million outstanding at December 31, 2020.

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

Our broadcast advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 13.3% and 21.9%, respectively, of our total net broadcast advertising revenue during the three-month period ended March 31, 2021 compared to 15.4% and 20.9%, respectively, of our total net broadcast advertising revenue during the same period of the prior year.

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

	Three Months Ended March 31,
	2020	2021
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$45,180	$44,048
Net broadcast revenue – acquisitions	—	—
Net broadcast revenue – dispositions	(223)	4
Net broadcast revenue – format change	(176)	(140)

Same Station net broadcast revenue	$44,781	$43,912

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$37,327	$33,343
Broadcast operating expenses – acquisitions	—	—
Broadcast operating expenses – dispositions	(502)	(106)
Broadcast operating expenses – format change	(260)	(178)

Same Station broadcast operating expenses	$36,565	$33,059

Reconciliation of Operating Income (Loss) to Same Station Operating Income
Station Operating Income	$7,853	$10,705
Station operating loss –acquisitions	—	—
Station operating loss – dispositions	279	110
Station operating loss – format change	84	38

Same Station – Station Operating Income	$8,216	$10,853

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2020	2021
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$45,180	$44,048
Less broadcast operating expenses	(37,327)	(33,343)

Station Operating Income	$7,853	$10,705

Net digital media revenue	$9,104	$9,619
Less digital media operating expenses	(8,326)	(8,673)

Digital Media Operating Income	$778	$946

Net publishing revenue	$3,966	$5,686
Less publishing operating expenses	(5,062)	(5,205)

Publishing Operating Income (Loss)	$(1,096)	$481

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

	Three Months Ended
	March 31,
	2020	2021
	(Dollars in thousands)
Reconciliation of Net Income (Loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income (loss)	$(55,204)	$323
Plus provision for income taxes	33,159	130
Plus net miscellaneous income and (expenses)	52	(22)
Plus gain on early retirement of long-term debt	(49)	—
Plus interest expense, net of capitalized interest	4,032	3,926
Less interest income	—	(1)

Net operating income (loss)	$(18,010)	$4,356

Plus net (gain) loss on the disposition of assets	79	318
Plus change in the estimated fair value of contingent earn-out consideration	(5)	—
Plus impairment of indefinite-lived long-term assets other than goodwill	17,254	—
Plus impairment of goodwill	307	—
Plus depreciation and amortization	3,700	3,170
Plus unallocated corporate expenses	4,210	4,288

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$7,535	$12,132

Station Operating Income	$7,853	$10,705
Digital Media Operating Income	778	946
Publishing Operating Income (Loss)	(1,096)	481

	$7,535	$12,132

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2020	2021
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Net income (loss)	$(55,204)	$323
Plus interest expense, net of capitalized interest	4,032	3,926
Plus provision for income taxes	33,159	130
Plus depreciation and amortization	3,700	3,170
Less interest income	—	(1)

EBITDA	$(14,313)	$7,548

Plus net (gain) loss on the disposition of assets	79	318
Plus change in the estimated fair value of contingent earn-out consideration	(5)	—
Plus impairment of indefinite-lived long-term assets other than goodwill	17,254	—
Plus impairment of goodwill	307	—
Plus net miscellaneous (income) and expenses	52	(22)
Plus gain on early retirement of long-term debt	(49)	—
Plus non-cash stock-based compensation	103	78

Adjusted EBITDA	$3,428	$7,922

RESULTS OF OPERATIONS

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following factors affected our results of operations and cash flows for the three months ended March 31, 2021 as compared to the same period of the prior year:

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

•	On March 8, 2021, we acquired the Triple Threat Trader newsletter. We paid no cash at the time of closing and assumed deferred subscription liabilities of $0.1 million.

•	On March 18, 2021, we sold radio station WKAT-AM and an FM translator in Miami, Florida for $3.5 million. The buyer began operating the station under a LMA in November 2020.

•

On September 15, 2020, we acquired the Hyper Pixels Media website and related assets for $1.1 million in cash. We paid $0.4 million in cash upon closing with deferred payments of $0.4 million due January 31, 2021 and $0.3 million due September 15, 2021.

•	On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash.

Debt Transactions

During the three months ended March 31, 2020, we completed repurchases of $3.5 million of the Notes for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs as detailed in Note 11 – Long-Term Debt.

Equity Transactions

Distributions of $0.7 million ($0.025 per share) were declared and paid during the three months ended March 31, 2020 based upon the Board of Directors’ then current assessment of our business as detailed in Note 16 – Equity Transactions.

Net Broadcast Revenue

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$45,180	$44,048	$(1,132)	(2.5)%	77.6%	74.2%
Same Station Net Broadcast Revenue	$44,781	$43,912	$(869)	(1.9)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2020		2021
	(Dollars in thousands)
Block Programming:
National	$12,034	26.6%	$11,461	26.0%
Local	6,808	15.1%	5,956	13.5%

	18,842	41.7%	17,417	39.5%
Broadcast Advertising:
National	3,957	8.8%	3,660	8.3%
Local	11,357	25.1%	8,895	20.2%

	15,314	33.9%	12,555	28.5%
Station Digital (local)	4,293	9.5%	7,069	16.0%
Infomercials	308	0.7%	237	0.5%
Network	4,388	9.7%	4,871	11.1%
Other Revenue	2,035	4.5%	1,899	4.3%

Net Broadcast Revenue	$45,180	100.0%	$44,048	100.0%

Block programming revenue declined by $1.4 million including a $0.8 million decline in local programming and a $0.6 million decline in national programming. Declines reflect program cancellations beginning in the last two weeks of March 2020 when the COVID-19 pandemic began to impact revenue. These declines include $0.9 million from our Christian Teaching and Talk stations, $0.3 million from our News Talk stations and $0.2 million from our Spanish Christian Teaching and Talk stations. Each of these formats experienced cancellations as many programmers, primarily ministries, cancelled programming to offset lost revenues, particularly from events that generate a significant portion of their revenue.

Advertising revenue, net of agency commissions, declined by $2.8 million, of which a $2.5 million decline was local and $0.3 million decline was national. Excluding the impact of political, advertising revenue declined by $2.5 million, of which $2.3 million was local and $0.2 million was national. The largest decline in advertising revenue, net of political, was $0.8 million from our Contemporary Christian Music format radio stations due to lower spot rates, primarily in the Dallas and Los Angeles markets, followed by a $0.8 million decline on our News Talk format radio stations, a $0.5 million decline on our Christian Teaching and Talk format radio stations, a $0.3 million decline from other formats and a $0.1 million decline on our Spanish Christian Teaching and Talk stations. Lower spot rates are due to increased competition from other broadcasters. Cancellations also impact rates that can be charged as premium airtime becomes more widely available.

Station digital revenue, or local digital revenue, generated from our radio stations and networks, increased by $2.8 million including $1.8 million from the launch of the Salem Podcast Network in January 2021, a $0.3 million increase in digital marketing services through Salem Surround, a $0.3 million increase in streaming revenue and a $0.2 million increase in digital advertising. Salem Podcast Network is a highly specialized platform for conservative, political, news, family-oriented podcasts with talk show hosts Dinesh D’Souza, Todd Starnes and Charlie Kirk. Salem Podcast Network joins Salem Surround, our national multimedia digital advertising agency providing digital marketing services to our customers and SalemNow, our on-demand pay-per-view video steaming platform launched in the fourth quarter of 2020, to enhance our digital revenue growth with new product offerings and services. There were no significant changes in digital rates as compared to the prior year.

Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of digital, increased by $0.5 million due to a $0.3 million increase in revenue from our nationally syndicated host programs and a $0.2 million increase in political advertising from political campaigns in January 2021.

Other revenue declined by $0.1 million due to a decrease in event revenue due to ongoing cancellation of live events due to the COVID-19 pandemic. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather which can affect attendance. We began offering virtual events during 2020 that may continue as conditions warrant.

On a Same Station basis, net broadcast revenue decreased $0.9 million, which reflects these items net of the impact of stations with dispositions and format changes.

Net Digital Media Revenue

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$9,104	$9,619	$515	5.7%	15.6%	16.2%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended March 31,
	2020		2021
	(Dollars in thousands)
Digital Advertising, net	$4,713	51.8%	$4,413	45.9%
Digital Streaming	915	10.0	844	8.8
Digital Subscriptions	2,135	23.5	2,773	28.8
Digital Downloads	1,245	13.7	1,479	15.4
e-commerce	28	0.3	31	0.3
Other Revenues	68	0.7	79	0.8

Net Digital Media Revenue	$9,104	100.0%	$9,619	100.0%

Digital advertising revenue, net of agency commissions, or national digital revenue, declined by $0.3 million on a consolidated basis including a $0.2 million decrease from our conservative opinion websites within Townhall Media and a $0.1 million decrease from Salem Web Network. The net decrease from Townhall Media from is lower demand during non-election years. Declines in national digital are attributable to a loss of advertisers who moved advertising spending to digital programmatic advertisers, such as Facebook and Google, and to a loss of advertisers who reduced or eliminated advertising on political-content websites such as ours. We continue to acquire, develop and promote the use of mobile applications, particularly for our Christian mobile applications, to reduce our dependency on page views from digital programmatic advertisers. Mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop. As a result, our growth in mobile page views exceeds our growth in revenue from the mobile applications.

Digital streaming revenue decreased $0.1 million based on lower demand for content available from our Christian websites. There were no significant changes in sales volume or rates.

Digital subscription revenue increased $0.6 million on a consolidated basis reflecting a $0.2 million increase in revenues from Townhall Media’s launch of Townhall VIP, a subscription service, a $0.3 million increase in revenues from Eagle Financial Publications and a $0.1 million increase from Christianjobs.com and Churchstaffing.com within SWN. Increase in the number of subscribers to Eagle Financial Publications include an increase in the number of subscribers to newsletters written by Robert Carlson, James Woods and Bryan Perry.

Digital download revenue increased by $0.2 million from our church product websites, WorshipHouseMedia.com and SermonSpiceTM.com which was impacted by the timing of the Easter holiday, which was on Sunday April 4, 2021 with a majority of revenue generated on or before March 31, 2021. There were no significant changes in rates.

E-commerce revenue was consistent with that of the prior year with no changes in volume or rates.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which remained consistent as with no changes in volume or rates.

Net Publishing Revenue

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$3,966	$5,686	$1,720	43.4%	6.8%	9.6%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended March 31,
	2020		2021
	(Dollars in thousands)
Book Sales	$2,693	67.9%	$4,301	75.6%
Estimated Sales Returns & Allowances	(970)	(24.5)	(1,093)	(19.2)

Net Book Sales	1,723	43.4	3,208	56.4
E-Book Sales	254	6.4	339	6.0
Self-Publishing Fees	1,402	35.3	1,624	28.6
Print Magazine Subscriptions	177	4.5	158	2.8
Print Magazine Advertisements	102	2.6	68	1.2
Digital Advertising	99	2.5	62	1.1
Other Revenue	209	5.3	227	4.0

Net Publishing Revenue	$3,966	100.0%	$5,686	100.0%

Net book sales increased by $1.5 million which includes a $1.6 million increase in Regnery Publishing as book sales reflect a 4% increase in the average price per unit sold and a 70% increase in volume offset by a slight decline in Salem Author Services. Book sales through Regnery Publishing are directly attributable to the number of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The increase of $0.1 million to the estimated sales returns and allowances reflects the higher number of print books sold through Regnery Publishing. The decline in book sales from Salem Author Services was due to a reduction in the number of new authors obtained and a reduction in the number of books sold with no significant changes in sale prices.

Regnery Publishing e-book sales increased by $0.1 million with a 35% increase in the average price per unit sold from sales incentives and a 7% increase in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees increased $0.2 million due an increase in the number of authors with no change in fees charged to authors.

Declines in print magazine subscription revenues and advertising revenues reflect lower consumer demand and distribution levels. There were no significant changes in rates.

Digital adverting revenue was consistent with that of the prior year with no changes in sales volume and rates.

Other revenue includes change fees, video trailers and website revenues. There were no changes in volume or rates.

Broadcast Operating Expenses

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$37,327	$33,343	$(3,984)	(10.7)%	64.1%	56.2%
Same Station Broadcast Operating Expenses	$36,565	$33,059	$(3,506)	(9.6)%

Broadcast operating expenses decreased by $4.0 million overall, including $4.2 million of net cost savings that were offset by a $0.2 million increase in costs associated with Salem Surround. The cost savings include a $1.9 million decrease in payroll and other employee related costs, a $0.8 million decrease in discretionary advertising spending, and a $0.5 million decrease in facility-related expenses that were offset by a $0.8 million increase in professional services. Bad debt expense decreased by $1.9 million due to the increase in the allowance recognized in March 2020 due to the uncertainties of the COVID-19 pandemic on collections. The increase in operating costs associated with Salem Surround, our multi-media advertising agency, reflects our commitment to grow revenue through new and enhanced digital product offerings.

On a same-station basis, broadcast operating expenses decreased by $3.5 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of station dispositions and format changes.

Digital Media Operating Expenses

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,326	$8,673	$347	4.2%	14.3%	14.6%

Digital media operating expenses increased by $0.3 million including a $0.4 million increase in sales-based commissions and bonuses, a $0.3 million increase in advertising and promotional expenses and a $0.2 million increase in royalties offset by a $0.2 million decrease in bad debt expense, a $0.2 million decrease in employee benefit costs, a $0.1 million decrease in streaming and hosting fees, and a $0.1 million decrease in facilities related expenses. The increase in advertising and promotional expenses are driven by a new video initiative for Eagle Financial Publications, that has a higher cost, but management believes to be beneficial for the business.

Publishing Operating Expenses

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,062	$5,205	$143	2.8%	8.7%	8.8%

Publishing operating expenses increased by $0.1 million, including a $0.3 million increase in costs of sales and a $0.2 million increase in payroll and employee benefit cost that were partially offset by a $0.2 million decrease in facility related expenses due to the termination of a lease in Washington D.C, and a $0.1 million decrease in bad debt expense. Cost of goods sold increased $0.2 million including a $0.3 million increase from print books sold by Regnery® Publishing, offset by a $0.1 million decline from Salem Author Services due to a lower volume of book sales. The gross profit margin for Regnery Publishing improved to 63% from 49% as sales volume increased while material costs increased only slightly. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 76% from 72% due to lower paper costs for print book sales.

Unallocated Corporate Expenses

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,210	$4,288	$78	1.9%	7.2%	7.2%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The net increase of $0.1 million includes a $0.2 million increase in payroll related expenses and a $0.1 million increase in transaction costs that were offset by a $0.2 million decrease in travel and entertainment-related expenses due to pandemic restrictions.

Depreciation Expense

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,713	$2,589	$(124)	(4.6)%	4.7%	4.4%

The decrease in depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$987	$581	$(406)	(41.1)%	1.7%	1.0%

The decrease in amortization expense reflects the impact of fully amortized domain names, customer lists and contracts, and subscriber base lists that had estimated useful lives of three to five years. These items were fully amortized at or near the beginning of 2021 resulting in lower amortization expense. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$17,254	$—	$(17,254)	(100.0)%	29.6%	—%

There were no indications of impairment at March 31, 2021. We performed an interim review of broadcast licenses for certain markets during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We engaged an independent third-party appraisal and valuation firm to assist us with determining the fair value of our broadcast licenses. Based on our review and analysis, we recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento and Tampa. We also recorded an impairment charge of $0.3 million to the value of mastheads. These impairments were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

Impairment of Goodwill

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	20210
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$307	$—	$(307)	(100.0)%	0.5%	—%

There were no indications of impairment at March 31, 2021. We performed an interim review of goodwill for impairment during the first quarter of 2020 due to the COVID-19 pandemic and the resulting stay-at-home orders that began to adversely impact revenues. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value for certain entities. Based on this review and analysis, we recorded an impairment charge of $0.3 million. These impairments were driven by decreases in projected revenues due to the current estimated impact of COVID-19 and an increase in the WACC. We believe that these factors were are indicative of trends in the industry as a whole and not unique to our company or operations.

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$79	$318	$239	302.5%	0.1%	0.5%

The net loss on the disposition of assets of $0.3 million for the three-month period ending March 31, 2021 relates to the additional loss recorded at closing on the sale of radio station WKAT-AM and FM translator in Miami, Florida.

The net loss on the disposition of assets of $0.1 million for the three-month period ending March 31, 2020 reflects various fixed asset disposals.

Other Income (Expense)

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$—	$1	$1	100.0%	—%	—%
Interest Expense	(4,032)	(3,926)	106	(2.6)%	(6.9)%	(6.6)%
Gain on Early Retirement of Long-Term Debt	49	—	(49)	(100.0)%	0.1%	—%
Net Miscellaneous Income and (Expenses)	(52)	22	74	(142.3)%	(0.1)%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The decrease of $0.1 million reflects the lower outstanding balance of the Notes, the lower outstanding balance of the ABL Facility, and finance lease obligations outstanding during the three-months ended March 31, 2021.

The gain on the early retirement of long-term debt for the three months ended March 31, 2020 reflects $3.5 million of repurchases of the Notes at prices below face value resulting in a pre-tax gain of $49,000.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other expenses.

Provision for Income Taxes

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$33,159	$130	$(33,029)	(99.6)%	56.9%	0.2%

Our provision for income taxes decreased $33.0 million to $0.1 million for the three months ended March 31, 2021 as compared to $33.2 million for the same period of the prior year. As a result of our adjusted cumulative three-year pre-tax book loss as of March 31, 2021, we performed a review of our valuation allowance. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 28.7% for the three months ended March 31, 2021 compared to (150.4%) for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of 28.7% is driven by certain expenses that are non-deductible for income tax purposes relative to pre-tax book loss. The effective tax rate of (150.4)% at March 31, 2020 reflects the increase in the valuation allowance during 2020, that resulted in tax expense reflected against a pre-tax loss.

Net Income (Loss)

	Three Months Ended March 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$(55,204)	$323	$55,527	(100.6)%	(94.8)%	0.5%

Net income increased by $55.5 million to $0.3 million for the three months ended March 31, 2021 compared to a net loss of $55.2 million during the same period of the prior year as described above.

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

Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 64% of our total assets at March 31, 2021 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

Contingent Earn-Out Consideration

Our acquisitions may include contingent earn-out consideration as part of the purchase price. The fair value of the contingent earn-out consideration is estimated as of the acquisition date based on the present value of the contingent payments expected to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurements include inputs that are Level 3 measurement as discussed in Note 12 in the notes of our Condensed Consolidated Financial Statements contained in Part 1 in this quarterly report on Form 10-Q.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of any contingent earn-out consideration however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions.

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

We believe that we have used reasonable estimates and assumptions to calculate the estimated fair value of our financial assets as discussed in Note 12 in the notes to our Condensed Consolidated Financial Statements contained in Part 1 of this quarterly report on Form 10-Q.

Contingency Reserves

In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration and other claims that are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. Certain of these proceedings are discussed in Note 14, Commitments and Contingencies, contained in our Condensed Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. We increased our reserve percentages based on the adverse economic conditions due to the COVID-19 pandemic and the expected impact on the ability of our customers to make payments. Past due balances are generally not written-off until all collection efforts have been unsuccessful, including use of a collection agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Sales Returns and Allowances

We provide for estimated returns for products sold with the right of return, primarily book sales associated with Regnery® Publishing. We record an estimate of these product returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance of our products. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Inventory Reserves

Inventories consist of published books from Regnery® Publishing Inventory is recorded at the lower of cost or net realizable value as determined on a First-In First-Out cost method. We review historical data and our own experiences to estimate the fair value of inventory on hand. Our analysis includes reviewing actual sales returns, allowance estimates, royalty reserves, overall economic conditions and demand for each title. We record a provision to expense the balance of unsold inventory that we believe to be unrecoverable. We regularly monitor actual performance to our estimates and make adjustments as necessary. Estimated inventory reserves may be adjusted, either favorably or unfavorably, if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.5 million at March 31, 2021 and December 31, 2020. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

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

Fair Value Considerations

When determining the fair value of a ROU asset, we must estimate what market participants would pay to lease the asset or what a market participant would pay up front in one payment for the ROU asset, assuming no additional lease payments would be due. The ROU asset must be valued assuming its highest and best use, in its current form, even if that use differs from the current or intended use. If no market exists for an asset in its current form, but there is a market for a transformed asset, the costs to transform the asset are considered in the fair value estimate. Refer to Note 12, Fair Value Measurements.

There were no indications of impairment during the period ended March 31, 2021.

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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the years ended December 31, 2019 and 2020, we recognized liabilities associated with uncertain tax positions around our subsidiary Salem Communications Holding Company’s Pennsylvania tax filing. The position taken on the tax returns follows Pennsylvania Notice 2016-01 which provides guidance for reversal of intercompany interest income and associated expense yielding a net loss for Pennsylvania. Beginning January 1, 2021, we no longer accrue intercompany interest, therefore, any liability associated with intercompany interest for future years is eliminated. The current liability recognized for the tax position is $0.3 million including interest and penalties. Our evaluation was performed for all tax years that remain subject to examination, which range from 2016 through 2020.

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

The COVID-19 global pandemic that began in March 2020 continues to impact our business. Measures taken by federal, state and local governments to prevent the spread of COVID-19 have adversely affected workforces, certain economies, and financial markets resulting in a significant economic downturn. We experienced a rapid decline in revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions and our publishing segment, which derives revenue from book sales through retail stores and live events.

While the disruption is expected to be temporary, there remains to be considerable uncertainty around the duration. Advertising revenue continues to improve over the lowest levels that were experienced during April and May of 2020, but remain significantly below prior years. The exact timing and pace of the economic recovery has not been determinable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, resulting in varying degrees of reinstated stay-at-home orders. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist. Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising and consumer behavior.

Lower revenue and longer days to collect receivables negatively impacts future availability under our credit facility. Availability under our Asset Based Loan (“ABL Facility”) is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our ABL Facility was $26.1 million at March 31, 2021 compared to $24.8 million at December 31, 2020, of which none was outstanding at March 31, 2021 compared to $5.0 million outstanding at December 31, 2020.

In response to these developments we implemented several measures during 2020 to reduce costs and conserve cash to ensure that we have adequate cash to meet our debt servicing requirements, including:

•	limiting capital expenditures;

•	reducing discretionary spending, including travel and entertainment;

•	eliminating open positions and freezing new hires;

•	reducing staffing levels;

•	implementing temporary pay cuts of 5%, 7.5% or 10% depending on salary level;

•	furloughing certain employees;

•	temporarily suspending the company 401(k) match;

•	requesting rent concessions from landlords;

•	requesting discounts from vendors;

•	offering early payment discounts to certain customers in exchange for advance cash payments; and

•	suspending the payment of equity distributions until further notice.

As the economy begins to show signs of recovery, many of these cost reduction initiatives have or will be reversed during 2021. We continue to operate with lower staffing levels, have not reinstated the company 401(k) match and have not paid equity distributions on our common stock.

We have utilized certain benefits of the CARES Act, and we may be entitled to benefits under the CAA based on our individual locations, including:

•	we deferred $3.3 million of employer FICA taxes from April 2020 through December 2020 , with 50% payable in December 2021 and 50% payable in December 2022;

•	relaxation of interest expense deduction limitation for income tax purposes; and

•	Paycheck Protection Plan (“PPP”) loans available based on the eligibility determined on a per-location basis of $11.2 million on a consolidated basis.

During 2020 we began to keep higher balances of cash and cash equivalents on-hand to meet operating needs due to the adverse economic conditions of the COVID-19 pandemic. Historically, we kept the balance of cash and cash equivalents on-hand low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents increased to $23.4 million at March 31, 2021 as compared to $1.3 million at March 31, 2020. Working capital increased $27.3 million to $8.8 million at March 31, 2021 compared to $(18.5) million at March 31, 2020 due to the $22.1 million increase in cash and cash equivalents and a $14.0 million decrease in the outstanding balance on the ABL Facility, that was partially offset by a decrease in trade accounts receivable of $3.9 million, a $2.6 million increase in net accounts payable and accrued expenses and an increase in contract liabilities of $3.0 million.

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

Net cash provided by operating activities during the three-month period ended March 31, 2021 increased by $1.5 million to $9.2 million compared to $7.7 million during the same period of the prior year. The increase in cash provided by operating activities includes the impact of the following items:

•	Total net revenue increased by $1.1 million;

•

Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments and net gain (loss) on the disposition of assets, decreased by $3.4 million;

•	Trade accounts receivables, net of allowances, decreased by $1.5 million compared to a decrease of $4.0 million for the same period of the prior year;

•	Unbilled revenue decreased $0.6 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 54 days at March 31, 2021 from 59 days in the same period of the prior year;

•	Net accounts payable and accrued expenses decreased $0.9 million to $22.4 million from $23.3 million as of the prior year; and

•	Net inventories on hand decreased $0.1 million to $0.6 million at March 31, 2021 compared to a $0.1 million decrease to $0.6 million for the same period of the prior year.

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

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our original 2021 budget, we plan to incur additional capital expenditures of approximately $7.2 million during the remainder of 2021.

We plan to fund any future purchases and any future acquisitions from cash on hand, operating cash flow or our credit facilities.

Net cash used in investing activities increased $3.4 million to $1.3 million during the three-month period ended March 31, 2021 from net cash used of $2.1 million during the same period of the prior year. The increase in cash provided by investing activities was the result of:

•	Receipts from asset sales provided $3.5 million of cash during the three months ended March 31, 2021; and

•	Cash paid for capital expenditures increased $0.3 million to $1.9 million from $1.6 million.

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

During the three-month period ended March 31, 2021, the principal balances outstanding under the Notes and ABL Facility ranged from $221.3 million to $235.4 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied. On May 6, 2020, our Board of Directors voted to discontinue equity distributions until further notice due to the adverse economic impact of the COVID-19 pandemic on our financial position, results of operations, and cash flows.

Net cash provided by financing activities increased $11.0 million to $6.6 million during the three-month period ended March 31, 2021 from net cash used of $4.4 million during the same period of the prior year. The increase in cash provided from financing activities includes:

•	Proceeds of $11.2 million under PPP loans were received during the three-months ended March 31, 2021;

•	A $1.9 million increase in the book overdraft from the prior year;

•	We used $3.4 million of cash to repurchase $3.5 million in face value of the 6.75% Senior Secured Notes during the same period of the prior year; and

•	Net repayments on our ABL Facility were $5.0 million during the three months ended March 31, 2021 compared to net borrowings of $1.6 million during the same period of the prior year.

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

SBA PPP Loans

We received $11.2 million in aggregate principal amount of PPP loans through the SBA that were available to our radio stations and networks under the CAA. The PPP loans and accrued interest are forgivable provided that the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities within the covered period of up to 24 weeks from funding of the loans. The amount of PPP loan and accrued interest that is forgiven can be reduced if we reduce payroll or eliminate positions during the covered period. We are using, and intend to continue to use, the PPP loan proceeds according to the terms and will file timely applications for forgiveness. The PPP loans accrue interest at 1% annually and mature in five years for any amount that is not forgiven. The PPP loans are reflected in long-term debt in the accompanying condensed consolidated financial statements in accordance with FASB ASC Topic 470, Debt, until the loans are repaid or legally discharged.

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

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (viii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default. At March 31, 2021, we were, and we remain, in compliance with all of the covenants under the Indenture.

Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of March 31, 2021, accrued interest on the Notes was $4.9 million.

We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three-month periods ended March 31, 2021 and 2020, $0.2 million of debt issuance costs associated with the Notes was amortized to interest expense.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. Due to the adverse economic conditions resulting from the COVID-19 pandemic, we are unlikely to repurchase Notes at least through the remainder of 2021, so that we conserve cash.

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

Asset-Based Revolving Credit Facility

On May 19, 2017, we entered into the ABL Facility pursuant to a Credit Agreement (the “Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.

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

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of March 31, 2021, the amount available under the ABL Facility was $26.1 million of which none was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Facility Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).

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

The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At March 31, 2021, we were, and we remain, in compliance with all of the covenants under Credit Agreement.

We incurred debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three-month periods ended March 31, 2021 and 2020, $29,000 and $41,000, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2020	As of March 31, 2021
	(Dollars in thousands)
6.75% Senior Secured Notes	$216,341	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(2,577)	(2,393)

6.75% Senior Secured Notes net carrying value	213,764	213,948
Asset-Based Revolving Credit Facility principal outstanding	5,000	—
SBA Paycheck Protection Plan loans	—	11,195

Long-term debt less unamortized debt issuance costs	$218,764	$225,143

Less current portion	(5,000)	—

Long-term debt less unamortized debt issuance costs, net of current portion	$213,764	$225,143

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2021:

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2021 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended March 31,	(Dollars in thousands)
2022	$—
2023	—
2024	216,341
2025	—
2026	11,195
Thereafter	—

$227,536

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

We have incurred significant impairment losses with regards to our indefinite-lived intangible assets. We believe that the impairments are indicative of trends in the industry as a whole and are not unique to our company or operations. While impairment charges are non-cash in nature and do not violate the covenants on our debt agreements, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three months ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.
May 6, 2021
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)
May 6, 2021
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)