Form 10-Q
period 2021-06-30
SALEM MEDIA GROUP, INC. /DE/
filed 2021-08-05
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Indicate by check mark whether the registrant (1) h
a
s filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 2, 2021
Common Stock, $0.01 par value per share	21,315,449 shares

Class B	Outstanding at August 2, 2021
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION
SALEM MEDIA GROUP, INC.
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31, 2020 (Note 1)	June 30, 2021 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,325	$19,858
Trade accounts receivable (net of allowances of $14,069 in 2020 and $14,498 in 2021)	24,469	24,568
Unbilled revenue	3,192	2,639
Other receivables (net of allowances of $124 in 2020 and $455 in 2021)	1,122	1,468
Inventories (net of reserves of $1,499 in 2020 and $1,508 in 2021)	495	719
Prepaid expenses	6,847	7,166
Assets held for sale	3,346	—

Total current assets	45,796	56,418

Notes receivable (net of allowance of $461 in 2020 and $815 in 2021)	721	636
Property and equipment (net of accumulated depreciation of $180,336 in 2020 and $184,521 in 2021)	79,122	79,415
Operating lease right-of-use assets	48,203	44,926
Financing lease right-of-use assets	152	124
Broadcast licenses	319,773	320,008
Goodwill	23,757	23,785
Amortizable intangible assets (net of accumulated amortization of $58,897 in 2020 and $58,476 in 2021)	4,017	3,226
Deferred financing costs	213	174
Other assets	2,817	3,232

Total assets	$524,571	$531,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,006	$2,357
Accrued expenses	11,002	10,667
Accrued compensation and related expenses	10,242	11,139
Accrued interest	1,225	1,227
Contract liabilities	11,652	12,401
Deferred rent income	147	143
Income taxes payable	563	605
Current portion of operating lease liabilities	8,963	8,768
Current portion of financing lease liabilities	60	59
Current portion of long-term debt	5,000	—

Total current liabilities	50,860	47,366

Long-term debt, less current portion	213,764	225,327
Operating lease liabilities, less current portion	47,740	44,049
Financing (capital) lease liabilities, less current portion	107	82
Deferred income taxes	68,883	68,480
Contract liabilities, long-term	1,869	2,167
Deferred rent income, less current portion	3,864	3,818
Other long-term liabilities	2,205	2,242

Total liabilities	389,292	393,531

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,447,317 and 23,633,099 issued and 21,129,667 and 21,315,449 outstanding at December 31, 2020 and June 30, 2021, respectively	227	229
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2020 and June 30, 2021, respectively	56	56
Additional paid-in capital	247,025	247,577
Accumulated deficit	(78,023)	(75,443)
Treasury stock, at cost (2,317,650 shares at December 31, 2020 and June 30, 2021)	(34,006)	(34,006)

Total stockholders’ equity	135,279	138,413

Total liabilities and stockholders’ equity	$524,571	$531,944

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net broadcast revenue	$39,470	$46,783	$84,650	$90,831
Net digital media revenue	9,443	10,339	18,547	19,958
Net publishing revenue	3,958	6,660	7,924	12,346

Total net revenue	52,871	63,782	111,121	123,135

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $435 and $446 for the three months ended June 30, 2020 and 2021, respectively, and $866 and $889 for the six months ended June 30, 2020 and 2021, respectively, paid to related parties)	33,094	36,162	70,421	69,505
Digital media operating expenses, exclusive of depreciation and amortization shown below	7,653	8,338	15,979	17,011
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,567	6,426	10,629	11,631
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $0 and $2 for the three months ended June 30, 2020 and 2021, respectively, and $180 and $5 for the six months ended June 30, 2020 and 2021, respectively, paid to related parties)	3,850	4,192	8,060	8,480
Depreciation	2,718	2,741	5,431	5,330
Amortization	840	545	1,827	1,126
Change in the estimated fair value of contingent earn-out consideration	3	—	(2)	—
Impairment of indefinite-lived long-term assets other than goodwill	—	—	17,254	—
Impairment of goodwill	—	—	307	—
Net (gain) loss on the disposition of assets	34	(263)	113	55

Total operating expenses	53,759	58,141	130,019	113,138

Operating income (loss)	(888)	5,641	(18,898)	9,997
Other income (expense):
Interest income	—	—	—	1
Interest expense	(4,013)	(3,935)	(8,045)	(7,861)
Gain on early retirement of long-term debt	—	—	49	—
Net miscellaneous income and (expenses)	6	63	(46)	85

Net income (loss) before income taxes	(4,895)	1,769	(26,940)	2,222
Provision for (benefit from) income taxes	(2,380)	(488)	30,779	(358)

Net income (loss)	$(2,515)	$2,257	$(57,719)	$2,580

Basic income (loss) per share data:
Basic income (loss) per share	$(0.09)	$0.08	$(2.16)	$0.10
Diluted income (loss) per share data:
Diluted income (loss) per share	$(0.09)	$0.08	$(2.16)	$0.10
Basic weighted average shares outstanding	26,683,363	26,869,145	26,683,363	26,802,892

Diluted weighted average shares outstanding	26,683,363	27,232,423	26,683,363	27,185,598

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Stockholders’ equity, December 31, 2019	23,447,317	$227	5,553,696	$56	$246,680	$(23,294)	$(34,006)	$189,663
Stock-based compensation	—	—	—	—	103	—	—	103
Cash distributions	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	(55,204)	—	(55,204)

Stockholders’ equity, March 31, 2020	23,447,317	$227	5,553,696	$56	$246,783	$(79,165)	$(34,006)	$133,895

Distributions per share	$0.025		$0.025

Stock-based compensation	—	—	—	—	96	—	—	96
Net loss	—	—	—	—	—	(2,515)	—	(2,515)

Stockholders’ equity, June 30, 2020	23,447,317	$227	5,553,696	$56	$246,879	$(81,680)	$(34,006)	$131,476

	Class A Common Stock		Class B Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Stockholders’ equity, December 31, 2020	23,447,317	$227	5,553,696	$56	$247,025	$(78,023)	$(34,006)	$135,279
Stock-based compensation	—	—	—	—	78	—	—	78
Options exercised	185,782	2	—	—	390	—	—	392
Net income	—	—	—	—	—	323	—	323

Stockholders’ equity, March 31, 2021	23,633,099	$229	5,553,696	$56	$247,493	$(77,700)	$(34,006)	$136,072

Stock-based compensation	—	—	—	—	84	—	—	84
Net income	—	—	—	—	—	2,257	—	2,257

Stockholders’ equity, June 30, 2021	23,633,099	$229	5,553,696	$56	$247,577	$(75,443)	$(34,006)	$138,413

See accompanying not
e
s

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2021
OPERATING ACTIVITIES
Net income (loss)	$(57,719)	$2,580
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock-based compensation	199	162
Depreciation and amortization	7,258	6,456
Amortization of deferred financing costs	461	426
Non-cash lease expense	4,464	4,348
Provision for bad debts	3,621	(325)
Deferred income taxes	30,629	(403)
Change in the estimated fair value of contingent earn-out consideration	(2)	—
Impairment of indefinite-lived long-term assets other than goodwill	17,254	—
Impairment of goodwill	307	—
Gain on early retirement of long-term debt	(49)	—
Net (gain) loss on the disposition of assets	113	55
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	5,530	421
Inventories	10	(224)
Prepaid expenses and other current assets	97	(319)
Accounts payable and accrued expenses	1,720	453
Operating leas e liabilities	(3,403)	(4,931)
Contract liabilities	7,267	1,310
Deferred rent income	(151)	111
Other liabilities	1,204	35
Income taxes payable	155	42

Net cash provided by operating activities	18,965	10,197

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(2,525)	(3,994)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(94)	(19)
Deposit on broadcast assets and radio station acquisitions	—	(100)
Purchases of broadcast assets and radio stations	—	(600)
Purchases of digital media businesses and assets	—	(1,300)
Proceeds from sale of assets	188	3,627
Proceeds from the cash surrender value of life insurance policies	2,363	—
Other	(384)	(814)

Net cash used in investing activities	(452)	(3,200)

FINANCING ACTIVITIES
Payments to repurchase 6.75% Senior Secured Notes	(3,392)	—
Proceeds from borrowings under ABL Facility	38,349	16
Payments on ABL Facility	(31,775)	(5,016)
Proceeds from borrowings under PPP Loans	—	11,195
Payments of debt issuance costs	(66)	(19)
Proceeds from the exercise of stock options	—	392
Payments on financing lease liabilities	(35)	(32)
Payment of cash distribution on common stock	(667)	—
Book overdraft	(1,885)	—

Net cash provided by financing activities	529	6,536

Net increase in cash and cash equivalents	19,042	13,533
Cash and cash equivalents at beginning of year	6	6,325

Cash and cash equivalents at end of period	$19,048	$19,858

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$7,600	$7,391
Cash paid for interest on finance lease liabilities	$4	$4
Net cash paid for (received from) income taxes	$(5)	$3
Other supplemental disclosures of cash flow information:
Barter revenue	$1,705	$1,065
Barter expense	$1,558	$1,092
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$94	$19
Right-of-use assets acquired through operating leases	$2,655	$1,957
Right-of-use assets acquired through financing leases	$—	$4
Non-cash capital expenditures for property & equipment acquired under trade agreements	$4	$27
Net assets and liabilities assumed in a non-cash acquisition	$—	$129
Estimated present value of contingent-earn out consideration	$—	$11
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
Impact of the
COVID-19
Pandemic
The
COVID-19
global pandemic that began in March 2020 continues to impact our business. Measures taken by federal, state and local governments to prevent the spread of
COVID-19
have adversely affected workforces, business operations and overall economic conditions resulting in a significant economic downturn. We experienced a rapid decline in revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
While the economic downturn is expected to be temporary, there remains to be considerable uncertainty around the duration. Advertising revenue continues to improve over the lowest levels that were experienced during April and May of 2020 but remains significantly below prior years. The exact timing and pace of the economic recovery has not been determinable due to varying degrees of restrictions and resurgences. Due to continuing uncertainties regarding the ultimate scope and trajectory of
COVID-19’s
spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist. Our businesses could also continue to be impacted by the disruptions from
COVID-19
and resulting adverse changes in advertising and consumer behavior.
Lower revenue and longer days to collect receivables negatively impacts future availability under our credit facility. Availability under our Asset Based Loan (“ABL Facility”) is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our ABL Facility increased to $25.0 million at June 30, 2021 compared to $24.8 million at December 31, 2020, of which none was outstanding at June 30, 2021 compared to $5.0 million outstanding at December 31, 2020.
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
As the economy begins to show signs of recovery, many of these cost reduction initiatives have been reversed during 2021. We continue to operate with lower staffing levels, we have not reinstated the company 401(k) match and we have not paid equity distributions on our common stock.
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

•	we deferred $3.3 million of employer FICA taxes from April 2020 through December 2020, with 50% payable in December 2021 and 50% payable in December 2022;

•	relaxation of interest expense deduction limitation for income tax purposes; and

•
we received Paycheck Protection Program (“PPP”) loans of $11.2 million in total during the first quarter of 2021 based on the eligibility as determined on a per-location basis. During July 2021, the SBA forg
a
ve all but $20,000 of the PPP loans.

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
Information with respect to the three and six months ended June 30, 2021 and 2020 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form
10-K
for the year ended December 31, 2020. Our results are subject to seasonal fluctuations and therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for a full year.
The balance sheet at December 31, 2020 included in this report has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP. Certain reclassifications have been made to the prior year financial statements to conform to the presentation in the current year, which had no impact on the previously reported financial statements.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the SEC on March 4, 2021, that have had a material impact on our Condensed Consolidated Financial Statements and related notes.
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
In January 2021, the FASB issued ASU
2021-01,
Reference Rate Reform (Topic 848): Scope
, which refines the scope of ASC 848,
Reference Rate Reform
, and clarifies guidance as part of the FASB’s ongoing monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The ASU is effective upon issuance and did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.
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
2016-13,
the FASB issued ASU
2018-19,
Codification Improvements to Topic 326, Financial Instruments—Credit Losses
, for the purpose of clarifying certain aspects of ASU
2016-13.
ASU
2018-19
has the same effective date and transition requirements as ASU
2016-13.
In April 2019, the FASB issued ASU
2019-04,
Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
, which is effective with the adoption of ASU
2016-13.
In May 2019, the FASB issued ASU
2019-05,
Financial Instruments – Credit Losses (Topic 326)
, which is also effective with the adoption of ASU
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
NOTE 3. RECENT TRANSACTIONS
During the
six-month
period ended June 30, 2021, we completed or entered into the following transactions:
Debt Transactions
We received $11.2 million in aggregate principal amount of PPP loans through the Small Business Administration (“SBA”) during the first quarter of 2021 available to our radio stations and networks by location under the CAA. The PPP loans and accrued interest are forgivable provided that the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities within the covered period of up to 24 weeks from funding of the loans. The amount of PPP loan and accrued interest that is forgiven can be reduced if we reduce payroll or eliminate positions during the covered period. We are using, and intend to continue to use, the PPP loan proceeds according to the terms and will file timely applications for forgiveness. The PPP loans accrue interest at 1% annually and mature in five years for any amount that is not forgiven. The PPP loans are reflected in long-term debt in the accompanying condensed consolidated financial statements in accordance with FASB ASC Topic 470,
Debt
, until the loans are repaid or legally discharged.
During July 2021, the SBA forg
a
ve all but $20,000 of the PPP loans.

Shelf Registration Statement and
At-the-Market
Facility
In April 2021, we filed a prospectus supplement to our shelf registration statement on Form
S-3
with the SEC covering the offering, issuance and sale of up to $15.0 million of the company’s Class A Common Stock pursuant to an at-the-market
facility, with B. Riley Securities, Inc. acting as sales agent.
Acquisitions
The operating results of our business acquisitions and asset purchases are included in our consolidated results of operations from their respective closing date or the date that we began operating them under an LMA or TBA.
On June 1, 2021, we acquired radio stations
KDIA-AM
and
KDYA-AM
in San Francisco, California for $0.6 million in cash. The radio stations were acquired in formats that we operate and resulted in $4,000 of goodwill attributable to the additional audience reach obtained and the expected synergies to be realized from combining the operations of these stations into our existing market cluster.
On April 28, 2021, we acquired the Centerline New Media domain and digital assets for $1.3 million in cash. The digital content library is operated within Salem Web Network’s church products division. We recognized goodwill of $24,000 attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations.
On March 8, 2021, we acquired the Triple Threat Trader newsletter. We paid no cash at the time of closing and assumed deferred subscription liabilities of $0.1 million. As part of the purchase agreement, we may pay up to an additional $11,000 in contingent earn-out
consideration over the next two years based on the achievement of certain revenue benchmarks.
A summary of our business acquisitions and asset purchases during the six-month
period ending June 30, 2021, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
June 1, 2021	KDIA-AM and KDYA-AM San Francisco, California (business acquisition)	$600
April 28, 2021	Centerline New Media (business acquisition)	1,300
March 8, 2021	Triple Threat Trader (asset acquisition)	127

		$2,027

Under the acquisition method of accounting as specified in FASB ASC Topic 805, “
Business Combinations
,” the total acquisition consideration of a business is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Transactions that do not meet the definition of a business in ASU
2017-01
“
Business Combinations (Topic 805) Clarifying the Definition of a Business”
are recorded as asset purchases. Asset purchases are recognized based on their cost to acquire, including transaction costs. The cost to acquire an asset group is allocated to the individual assets acquired based on their relative fair value with no goodwill recognized.
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
We may retain an independent third-party appraiser to estimate the fair value of the net assets acquired as of the acquisition date. As part of this valuation and appraisal process, the third-party appraiser prepares a report assigning estimated fair values to the various assets acquired. These fair value estimates are subjective in nature and require careful consideration and judgment. Management reviews the third-party reports for reasonableness of the assigned values. We believe that these valuations and analysis provide appropriate estimates of the fair value for the net assets acquired as of the acquisition date.
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
Property and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are recorded at their estimated fair value and amortized on a straight-line basis over their estimated useful lives. Goodwill, which represents the organizational systems and procedures in place to ensure the effective operation of the entity, may also be recorded and tested for impairment. Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We recognized costs associated with acquisitions of $11,000 during the six months ended June 30, 2021, which are included in unallocated corporate expenses or broadcast operating expense based on the nature of the acquisition in the accompanying Consolidated Statements of Operations.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out
consideration. We estimate the fair value of contingent
earn-out
consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Note 12, Fair Value Measurements and Disclosures.
The total purchase price consideration for our business acquisitions and asset purchases the six-month
period ending June 30, 2021, is as follows:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$1,900
Deferred payments	116
Present value of estimated fair value of contingent earn-out consideration	11

Total purchase price consideration	$2,027

The fair value of the net assets acquired was allocated as follows:

		Net Broadcast Assets Acquired	Net Digital Assets Acquired	Total Net Assets
		(Dollars in thousands)
Assets
	Property and equipment	$361	$1,080	$1,441
	Broadcast licenses	235	—	235
	Goodwill	4	24	28
	Customer lists and contracts	—	314	314
	Domain and brand names	—	22	22

		$600	$1,440	$2,040

Liabilities
	Contract liabilities, short-term	—	(13)	(13)

		$600	$1,427	$2,027

Divestitures
The operating results of business and asset divestitures are excluded from our consolidated results of operations from their respective closing date or the date that a third-party began operating them under an LMA or TBA.
On May 25, 2021, we sold Singing News Magazine and Singing News Radio for $0.1 million in cash. In addition to the assets sold, the buyer assumed deferred subscription liabilities of $0.4 million resulting in a pre-tax
gain on the sale of $0.5 million.
On March 18, 2021, we sold radio station
WKAT-AM
and an FM translator in Miami, Florida for $3.5 million. We collected $3.2 million in cash upon closing and received a promissory note for $0.3 million due one year from the closing date. The buyer began operating the station under a Local Marketing Agreement (“LMA”) in November 2020. We recognized an estimated pre-tax
loss of $1.4 million during the three-month period ended September 30, 2020, the date we entered the Asset Purchase Agreement (“APA”) with the buyer, which reflected the sale price as compared to the carrying value of the assets to be sold, estimated closing costs, and the write-off
of the remaining Miami assets as a result of exiting this market. We adjusted the pre-tax
loss by $0.4 million to $1.8 million upon closing based on the actual closing costs incurred and a reconciliation of total station assets to the assets included in the sale.
Pending Transactions
On June 2, 2021, we entered into an APA to acquire radio station
KKOL-AM
in Seattle, Washington for $0.5 million. We paid $0.1 million in cash into an escrow account and we began operating the station under an LMA on June 7, 2021.
On April 10, 2021, we entered into an agreement to sell approximately 34 acres of land in Lewisville, Texas, currently being used as the transmitter site for company owned radio station
KSKY-AM,
for $12.1 million in cash. We will retain enough of the property in the southwest corner of the site to operate the transmitter. The transaction closed on July 23, 2021.
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

NOTE 4. REVENUE RECOGNITION
We recognize revenue in accordance with ASC 606, “
Revenue from Contracts with Customers”
(“ASC 606,”) a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to customers at an amount that reflects the consideration expected to be received. The application of ASC 606 requires us to use significant judgment and estimates when applying a five-step model applicable to all revenue streams.
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
Contract Assets
Contract Assets—Costs to Obtain a Contract:
We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At June 30, 2021, our prepaid commission expense was $0.7 million.
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
Significant changes in our contract liabilities balances during the period are as follows:

	Short-Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2021	$11,652	$1,869
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(6,292)	—
Additional amounts recognized during the period	13,531	756
Revenue recognized during the period that was recorded during the period	(6,948)	—
Transfers	458	(458)

Balance, end of period June 30, 2021	$12,401	$2,167

Amount refundable at beginning of period	$11,607	$1,869
Amount refundable at end of period	$12,389	$2,167
We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2022	$12,401
2023	1,225
2024	608
2025	209
2026	68
Thereafter	57

$14,568

Significant Financing Component
Our sales agreements are typically less than 12 months; however, we may sell subscriptions with a two-year
term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between July 1, 2021, and June 30, 2026. The difference between the promised consideration and the cash selling price of the publications is not significant and therefore, we concluded that subscriptions do not contain a significant financing component under ASC 606.

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
Variable Consideration
We make significant estimates related to variable consideration at the point of sale, including estimates for refunds and product returns. Revenue estimates for variable consideration may be recognized before contingencies are resolved in certain circumstances, including when it is probable that a significant reversal in the amount of any estimated cumulative revenue will not occur.
We enter into certain agreements under which the amount of revenue we earn is contingent upon the amount of money raised by our customer over the contract term. Our customer is typically a charity or programmer that purchases blocks of programming time or spots to generate revenue by way of donations from our audience members. Contract terms range from a few weeks to a few months, depending on the charity or programmer. If a campaign does not generate a pre-determined
level of donations or revenue to our customer, the consideration that we expect to be entitled will vary significantly.
Based on the constraints for using estimates of variable consideration within ASC 606 including: (1) the amount of consideration received is highly susceptible to factors outside of our influence, specifically the extent to which our audience donates or contributes to our customer or programmer, (2) the length of time in which the uncertainty about the amount of consideration expected is to be resolved, (3) our experience and (4) the contract has a large number and broad range of possible consideration amounts, we recognize revenue at the base amount of the campaign with variable consideration recognized when the uncertainty of each campaign is resolved.
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
Block Programming
.
We recognize revenue from the sale of blocks of airtime to program producers that typically range from 12
1
/
2
, 25 or
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
Spot Advertising
. We recognize revenue from the sale of airtime to local and national advertisers who purchase spot commercials of varying lengths. Spot Advertising may include variable consideration for charities and programmers that purchase spots to generate donations and contributions from our audience. Advertising revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.

Network Revenue
.
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
Digital Advertising.
We recognize revenue from the sale of banner advertising on our owned and operated websites, the sale of advertisements on our own and operated mobile applications, the sale of advertisements in digital newsletters that we produce, the sale of advertising in streaming and podcasts, and the sale of custom digital advertising solutions, such as web pages and social media campaigns, that we offer to our customers. Digital advertising revenue is recognized at the time that the advertisement is delivered, or when the number of impressions delivered meets the previously agreed-upon performance criteria, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Digital advertising revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.
Salem Surround, our multimedia advertising agency, offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients. In our role as a digital agency, our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign, which we view as one performance obligation. Our advertising campaigns are designed to be “white label” agreements between Salem and our advertiser, meaning we provide special care and attention to the details of the campaign. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed. We may contract directly with a third-party, however, we are responsible for delivering the campaign results to our customer with or without the third-party. We are responsible for any payments due to the third-party regardless of the campaign results and without regard to the status of payment from our customer. We have discretion in setting the price to our customer without input or approval from the third-party. Accordingly, revenue is reported gross, as principal, as the performance obligation is delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation.
Digital Streaming
. We recognize revenue from the sale of advertisements and from the placement of ministry content that is streamed on our owned and operated websites and on our owned and operated mobile applications. Each of our radio stations, our digital media entities and certain publishing entities have custom websites and mobile applications that generate streaming revenue. Digital streaming revenue is recognized at the time that the content is delivered, or when the number of impressions delivered meets the previously agreed-upon performance criteria. Delivery of the content represents the point in time that control is transferred to the customer thereby completing our performance obligation. Streaming revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.
Digital Downloads and
e-books
. We recognize revenue from sale of downloaded materials, including videos, song tracks, sermons, content archives and
e-books.
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
Subscriptions
. We recognize revenue from the sale of subscriptions for financial publication digital newsletters, digital magazines, podcast subscriptions for on-air
content, and subscriptions to our print magazine. Subscription terms typically range from three months to two years, with a money-back guarantee for the first 30 days. Refunds after the first
30-day
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
Book Sales
. We recognize revenue from the sale of books upon shipment, which represents the point in time that control is transferred to the customer thereby completing the performance obligation. Revenue is recorded at the gross amount due from the customer, net of estimated sales returns and allowances based on our historical experience. Major new title releases represent a significant portion of the revenue in the current period. Print-based consumer books are sold on a fully returnable basis. We do not record assets or inventory for the value of returned books as they are considered used regardless of the condition returned. Our experience with unsold or returned books is that their resale value is insignificant and they are often destroyed or disposed of.
e-Commerce
. We recognize revenue from the sale of products sold through our digital platform. Payments for products are due in advance shipping. We record a contract liability when we receive customer payments in advance of shipment. The time frame from receipt of payment to shipment is typically one business day based on the time that an order is placed as compared to fulfillment.
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

Self-Publishing Fees
. We recognize revenue from self-publishing services through Salem Author Services (“SAS”), including book publishing and support services to independent authors. Services include book cover design, interior layout, printing, distribution, marketing services and editing for print books and
e-Books.
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
Advertising—Print
. We recognized revenue from the sale of print magazine advertisements. Revenue was recognized upon delivery of the print magazine which represents the point in time that control is transferred to the customer thereby completing the performance obligation. Revenue was reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.
Other Revenues
.
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
Trade and barter revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(Dollars in thousands)
Net broadcast barter revenue	$508	$674	$1,674	$1,065
Net digital media barter revenue	—	—	—	—
Net publishing barter revenue	5	—	31	—
Net broadcast barter expense	$524	$712	$1,558	$1,085
Net digital media barter expense	—	—	—	—
Net publishing barter expense	—	7	—	7

The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Six Months Ended June 30, 2021
	Broadcast	Digital Media	Publishing	Consolidated
		(Dollars in thousands)
By Source of Revenue:
Block Programming—National	$23,322	$—	$—	$23,322
Block Programming—Local	11,773	—	—	11,773
Spot Advertising—National	7,118	—	—	7,118
Spot Advertising—Local	19,441	—	—	19,441
Infomercials	462	—	—	462
Network	9,821	—	—	9,821
Digital Advertising	11,745	8,806	132	20,683
Digital Streaming	2,093	1,706	—	3,799
Digital Downloads and eBooks	200	3,173	792	4,165
Subscriptions	562	6,072	262	6,896
Book Sales and e-commerce, net of estimated sales returns and allowances	197	98	7,502	7,797
Self-Publishing Fees	—	—	3,174	3,174
Print Advertising	—	—	122	122
Other Revenues	4,097	103	362	4,562

	$90,831	$19,958	$12,346	$123,135

Timing of Revenue Recognition
Point in Time	$89,583	$19,958	$12,346	$121,887
Rental Income (1)	1,248	—	—	1,248

	$90,831	$19,958	$12,346	$123,135

	Six Months Ended June 30, 2020
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:
Block Programming—National	$23,804	$—	$—	$23,804
Block Programming—Local	12,440	—	—	12,440
Spot Advertising—National	6,544	—	—	6,544
Spot Advertising—Local	19,145	—	—	19,145
Infomercials	536	—	—	536
Network	8,614	—	—	8,614
Digital Advertising	6,483	9,260	151	15,894
Digital Streaming	1,229	1,768	—	2,997
Digital Downloads and eBooks	—	3,047	504	3,551
Subscriptions	573	4,292	351	5,216
Book Sales and e-commerce, net of estimated sales returns and allowances	1,663	55	3,861	5,579
Self-Publishing Fees	—	—	2,453	2,453
Print Advertising	1	—	193	194
Other Revenues	3,618	125	411	4,154

	$84,650	$18,547	$7,924	$111,121

Timing of Revenue Recognition
Point in Time	$83,379	$18,547	$7,924	$109,850
Rental Income (1)	1,271	—	—	1,271

	$84,650	$18,547	$7,924	$111,121

(1)
Rental income is not applicable to ASC Topic 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Condensed Consolidated Financial Statements within this report on Form
10-Q.

NOTE 5. INVENTORIES
Inventories consist of finished books from Regnery
®
Publishing. All inventories are valued at the lower of cost or net realizable value as determined on a
First-In
First-Out
cost method net of estimated reserves for obsolescence.
The following table provides details of inventory on hand:

	December 31, 2020	June 30, 2021
	(Dollars in thousands)
Book inventories	$1,994	$2,227
Reserve for obsolescence	(1,499)	(1,508)

Inventory, net—	$495	$719

NOTE 6. PROPERTY AND EQUIPMENT
We account for property and equipment in accordance with FASB ASC Topic
360-10,
Property, Plant and Equipment
.
The following is a summary of the categories of our property and equipment:

	December 31, 2020	June 30, 2021
	(Dollars in thousands)
Land	$30,254	$30,254
Buildings	28,922	28,971
Office furnishings and equipment	36,875	37,229
Antennae, towers and transmitting equipment	78,057	78,549
Studio, production, and mobile equipment	29,023	29,303
Computer software and website development costs	33,928	35,258
Record and tape libraries	17	—
Automobiles	1,514	1,514
Leasehold improvements	18,187	18,546
Construction-in-progress	2,681	4,312

	$259,458	$263,936
Less accumulated depreciation	(180,336)	(184,521)

	$79,122	$79,415

Depreciation expense was approximately $2.7 million for the three-month periods ended June 30, 2021 and 2020, and $5.3 million and $5.4 million for the six-month
periods ended June 30, 2021 and 2020, respectively. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than
t
he assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the three- and six-month
period ended June 30, 2021.
NOTE 7. OPERATING AND FINANCE LEASE
RIGHT-OF-USE
ASSETS
Leases
We account for leases in accordance with ASC 842, “
Leases
” that requires lessees to recognize Right of Use (“ROU”) assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.
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
Balance Sheet
Supplemental balance sheet information related to leases is as follows:

	June 30, 2021
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$6,363	$38,563	$44,926
Operating lease liabilities (current)	$954	$7,814	$8,768
Operating lease liabilities (non-current)	5,577	38,472	44,049

Total operating lease liabilities	$6,531	$46,286	$52,817

Weighted Average Remaining Lease Term
Operating leases	7.9 years
Finance leases	2.8 years
Weighted Average Discount Rate
Operating leases	7.95%
Finance leases	5.44%
Lease Expense
The components of lease expense were as follows:

Six Months Ended June 30, 2021
(Dollars in thousands)
Amortization of finance lease ROU Assets	$32
Interest on finance lease liabilities	4

Finance lease expense	36
Operating lease expense	6,438
Variable lease expense	310
Short-term lease expense	352

Total lease expense	$7,136

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2021
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,097
Operating cash flows from finance leases	2
Financing cash flows from finance leases	32
Leased assets obtained in exchange for new operating lease liabilities	$1,957
Leased assets obtained in exchange for new finance lease liabilities	4
Maturities
Future minimum lease payments under leases that had initial or remaining non-cancelable
lease terms in excess of one year as of June 30, 2021, are as follows:

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2021 (July-Dec)	$1,461	$11,009	$12,470	$65	$12,535
2022	1,470	10,874	12,344	51	12,395
2023	1,017	8,817	9,834	25	9,859
2024	1,021	6,890	7,911	10	7,921
2025	1,037	5,937	6,974	1	6,975
Thereafter	3,545	22,222	25,767	—	25,767

Undiscounted Cash Flows	$9,551	$65,749	$75,300	$152	$75,452

Less: imputed interest	(3,020)	(19,463)	(22,483)	(11)	(22,494)

Total	$6,531	$46,286	$52,817	$141	$52,958

Reconciliation to lease liabilities:
Lease liabilities—current	$954	$7,814	$8,768	$59	$8,827
Lease liabilities—long-term	5,577	38,472	44,049	82	44,131

Total Lease Liabilities	$6,531	$46,286	$52,817	$141	$52,958

NOTE 8. BROADCAST LICENSES
We account for broadcast licenses in accordance with FASB ASC Topic 350
Intangibles—Goodwill and Other
. We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. In the case of our broadcast radio stations, we would not be able to operate the properties without the related broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal and all of our broadcast licenses have been renewed at the end of their respective periods. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our broadcast licenses. There were no indications of impairment during the three- and six-month
period ended June 30, 2021.
The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2020	Six Months Ended June 30, 2021
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$435,300	$434,209
Accumulated loss on impairment, beginning of period	(97,442)	(114,436)

Balance after cumulative loss on impairment, beginning of period	337,858	319,773

Acquisitions of radio stations	—	235
Dispositions of radio stations	(1,091)	—
Impairments based on the estimated fair value of broadcast licenses	(16,994)	—

Balance, end of period after cumulative loss on impairment	$319,773	$320,008

Balance, end of period before cumulative loss on impairment	$434,209	$434,444
Accumulated loss on impairment, end of period	(114,436)	(114,436)

Balance, end of period after cumulative loss on impairment	$319,773	$320,008

NOTE 9. GOODWILL
We account for goodwill in accordance with FASB ASC Topic 350 “
Intangibles—Goodwill and Other
.” We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. There were no indications of impairment during the three- and six-month
period ended June 30, 2021.
The following table presents the changes in goodwill including business acquisitions and dispositions as discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2020	Six Months Ended June 30, 2021
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,454	$28,520
Accumulated loss on impairment	(4,456)	(4,763)

Balance, beginning of period after cumulative loss on impairment	23,998	23,757

Acquisitions of radio stations	66	4
Acquisitions of digital media entities	—	24
Impairments based on the estimated fair value goodwill	(307)	—

Ending period balance	$23,757	$23,785

Balance, end of period before cumulative loss on impairment	28,520	28,548
Accumulated loss on impairment	(4,763)	(4,763)

Ending period balance	$23,757	$23,785

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS
The following tables provide a summary of our significant classes of amortizable intangible assets:

	June 30, 2021
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,225	$(21,770)	$1,455
Domain and brand names	20,289	(19,492)	797
Favorable and assigned leases	2,188	(1,951)	237
Subscriber base and lists	9,522	(8,809)	713
Author relationships	2,771	(2,770)	1
Non-compete agreements	2,041	(2,028)	13
Other amortizable intangible assets	1,666	(1,656)	10

	$61,702	$(58,476)	$3,226

	December 31, 2020
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,012	$(22,533)	$1,479
Domain and brand names	20,350	(19,127)	1,223
Favorable and assigned leases	2,188	(1,943)	245
Subscriber base and lists	9,886	(8,974)	912
Author relationships	2,771	(2,765)	6
Non-compete agreements	2,041	(1,954)	87
Other amortizable intangible assets	1,666	(1,601)	65

	$62,914	$(58,897)	$4,017

Amortization expense was approximately $0.5 million and $0.8 million for the three-month periods ended June 30, 2021 and 2020, respectively and $1.1 million and $1.8 million for the six-month
periods ended June 30, 2021 and 2020, respectively. Based on the amortizable intangible assets as of June 30, 2021, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2021 (July – Dec)	$796
2022	1,318
2023	784
2024	117
2025	13
Thereafter	198

Total	$3,226

NOTE 11. LONG-TERM DEBT
Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
SBA PPP Loans
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 available to our radio stations and networks by location under the CAA. The PPP loans and accrued interest are forgivable provided that the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities within the covered period of up to 24 weeks from funding of the loans. The amount of PPP loan and accrued interest that is forgiven can be reduced if we reduce payroll or eliminate positions during the covered period. We are using, and intend to continue to use, the PPP loan proceeds according to the terms and will file timely applications for forgiveness. The PPP loans accrue interest at 1% annually and mature in five years for any amount that is not forgiven. The PPP loans are reflected in long-term debt in the accompanying condensed consolidated financial statements in accordance with FASB ASC Topic 470,
Debt
, until the loans are repaid or legally discharged.
During July 2021, the SBA forg
a
ve all but $20,000 of the PPP loans.
6.75% Senior Secured Notes
On May 19, 2017, we issued 6.75% Senior Secured Notes (“Notes”) in a private placement. The Notes are guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest initially accrued on the Notes from May 19, 2017 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2017.
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

The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (viii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default. At June 30, 2021, we were, and we remain, in compliance with all of the covenants under the Indenture.
Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of June 30, 2021, accrued interest on the Notes was $1.2 million.
We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During the three and six-month
periods ended June 30, 2021, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and six-month
periods ended June 30, 2020, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
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
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of June 30, 2021, the amount available under the ABL Facility was $25.0 million of which none was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Facility Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).
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
The Credit Agreement provides for the following events of default: (i) default for non-payment
of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At June 30, 2021, we were, and we remain, in compliance with all of the covenants under Credit Agreement.
We incurred debt issue costs of $0.9 million that
w
ere recorded as an asset and are being amortized to
non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three and six-month
periods ended June 30, 2021, $29,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL was amortized to interest expense. During the three and six-month
periods ended June 30, 2020, $50,000
and $0.1 million, respectively, of debt issue costs associated with the ABL was amortized to interest expense.
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

Summary of long-term debt obligations
Long-term debt consisted of the following:

	December 31, 2020	June 30, 2021
	(Dollars in thousands)
6.75% Senior Secured Notes	$216,341	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(2,577)	(2,209)

6.75% Senior Secured Notes net carrying value	213,764	214,132
Asset-Based Revolving Credit Facility principal outstanding	5,000	—
SBA Paycheck Protection Program loans	—	11,195

Long-term debt less unamortized debt issuance costs	$218,764	$225,327

Less current portion	(5,000)	—

Long-term debt less unamortized debt issuance costs, net of current portion	$213,764	$225,327

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2021:

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2021 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended June 30,	(Dollars in thousands)
2022	$—
2023	—
2024	216,341
2025	—
2026	11,195
Thereafter	—

$227,536

NOTE 12. FAIR VALUE MEASUREMENTS
Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FASB ASC Topic 820 “
Fair Value Measurements and Disclosures,”
(“ASC 820”) established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defines three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the ASC 820 hierarchy are as follows:

•	Level 1 Inputs —quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•
Level
 2 Inputs
—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

•
Level
 3 Inputs
—unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

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
As of June 30, 2021, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at June 30, 2021 was $216.3 million compared to the estimated fair value of $210.9 million, based on the prevailing interest rates and trading activity of our Notes.

We have certain assets that are measured at fair value on a
non-recurring
basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.
The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	June 30, 2021
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$11	—	—	$11
Long-term debt less unamortized debt issuance costs	225,327	—	208,779	—
NOTE 13. INCOME TAXES
We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our consolidated financial statement carrying amount of assets
a
nd liabilities and their respective tax bases. We measure these deferred tax assets and liabilities using enacted tax rates expected to apply in the years in which these temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change.
The adoption of ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”)
in the current year did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.
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
During the interim period ended June 30, 2021, we computed the income tax provision using the estimated effective annual rate applicable for the full year. We updated our forecast to project income for the 2021 calendar year. In accordance with the guidance under ASC 740-270-25-4, we measured the estimated utilization of the operating loss carryforwards and the release of the valuation allowance for both federal and state jurisdictions.
The effective tax rate differs from our statutory rate as a result of the forecasted change in the valuation allowance against expected operating income and changes to the deferred tax liability for amortization of indefinite-lived intangible assets.
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
We may record contingent
earn-out
consideration representing the estimated fair value of future liabilities associated with acquisitions that may have additional payments due upon the achievement of certain performance targets. The fair value of the contingent earn-out
consideration is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the expected payment amounts. We review the probabilities of possible future payments to estimate the fair value of any contingent earn-out
consideration on a quarterly basis over the
earn-out
period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out
consideration liability will increase or decrease, up to the contracted limit, as applicable. Changes in the estimated fair value of the contingent earn-out
consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out
consideration may materially impact and cause volatility in our operating results.
We and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We evaluate claims based on what we believe to be both probable and reasonably estimable. We maintain insurance that may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
NOTE 15. STOCK INCENTIVE PLAN
Our Amended and Restated 1999 Stock Incentive Plan (the “Plan”) provides for grants of equity-based awards to employees, non-employee
directors and officers, and advisors (“Eligible Persons”). The Plan is designed to promote the interests of the company using equity investment interests to attract, motivate, and retain individuals.
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
criteria.
We recognize
non-cash
stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718
Compensation—Stock Compensation
. Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three- and six-
month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(Dollars in thousands)		(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$43	$24	$93	$52
Stock option compensation expense included in broadcast operating expenses	37	33	74	61
Stock option compensation expense included in digital media operating expenses	16	27	31	49
Stock option compensation expense included in publishing operating expenses	—	—	1	—

Total stock-based compensation expense, pre-tax	$96	$84	$199	$162

Tax expense for stock-based compensation expense	(25)	(22)	(52)	(42)

Total stock-based compensation expense, net of tax	$71	$62	$147	$120

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
The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three- and six-month
periods ended June 30, 2021 and 2020:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020	June 30, 2021	June 30, 2021
Expected volatility	n/a	53.96%	n/a	74.83%
Expected dividends	n/a	7.30%	n/a	0.00%
Expected term (in years)	n/a	7.6	n/a	7.7
Risk-free interest rate	n/a	1.14%	n/a	0.96%
Activity with respect to the company’s option awards during the six-month
period ended June 30, 2021 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2021	2,291,020	$3.23	$1.52	4.3 years	$—
Granted	210,000	2.01	1.44		—
Exercised	(185,782)	2.11	0.97		188
Forfeited or expired	(157,446)	6.73	4.74		—

Outstanding at June 30, 2021	2,157,792	$2.95	$1.33	4.5 years	$996

Exercisable at June 30, 2021	1,210,417	$3.84	$1.75	2.8 years	$167

Expected to Vest	899,533	$2.98	$1.34	4.5 years	$786

Activity with respect to the company’s restricted stock awards during the six-month
period ended June 30, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2021	107,990	$1.85	1.67 years	$112
Granted	—	—	—	—
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2021	107,990	$1.85	0.6 years	$275

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 30, 2021 of $2.55 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended June 30, 2021 and 2020 was $0.3 million and $0.4 million, respectively.
As of June 30, 2021, there was $0.1 million of total unrecognized compensation cost related to non-vested
stock option awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.
NOTE 16. EQUITY TRANSACTIONS
We account for stock-based compensation expense in accordance with FASB ASC Topic 718,
Compensation-Stock Compensation
. As a result, $0.1 million and $0.2 million of
non-cash
stock-based compensation expense has been recorded to additional paid-in
capital for the three- and
six-month
periods ended June 30, 202
1
, respectively, in comparison to $0.1 million and $0.2 million of non-cash
stock-based compensation expense having been recorded to additional paid-in
capital for the three- and
six-month
periods ended June 30, 2020, respectively.
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

NOTE 17. SEGMENT DATA
FASB ASC Topic 280, “
Segment Reporting
,” requires companies to provide certain information about their operating segments. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which also qualify as reportable segments. Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.
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
Salem Radio Network
TM
(“SRN
TM
”), based in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRN
TM
delivers programming via satellite to approximately 3,300 affiliated radio stations throughout the United States, including several of our Salem-owned stations. SRN
TM
operates five divisions, SRN
TM
Talk, SRN
TM
News, SRN
TM
Websites, SRN
TM
Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”).
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
Salem Surround, our multimedia advertising agency with locations in 33 markets across the United States, offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients.
Digital Media
Our digital media-based businesses provide Christian, conservative, investing content,
e-commerce,
audio and video streaming, and other resources digitally through the web. Salem Web Network (“SWN”) websites include Christian content websites; BibleStudyTools.com, Crosswalk.com
®
, GodVine.com, iBelieve.com, GodTube
®
.com, OnePlace
™
.com, Christianity.com, GodUpdates.com, CrossCards
™
.com, ChristianHeadlines.com, LightSource.com, AllCreated.com, ChristianRadio.com, CCMmagazine.com, SingingNews
®
.com and SouthernGospel.com and our conservative opinion websites; collectively known as Townhall Media, include Townhall.com
®
, HotAir
™
.com, Twitchy
®
.com, RedState
®
.com, BearingArms.com, ConservativeRadio.com and pjmedia.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized
investment strategies from financial commentators on a subscription basis.
Our church
e-commerce
websites, including SermonSearch
™
.com, ChurchStaffing.com, WorshipHouseMedia.com, SermonSpice
™
.com, WorshipHouseKids.com, Preaching.com, ChristianJobs.com, Youthworker.com, JourneyBoxMedia.com, Playblackmedia.com, and HyperPixelsMedia.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders.
Our web content is accessible through all of our radio station websites that feature content of interest to local audiences throughout the United States.
Publishing
Our publishing operating segment includes three businesses: (1) Regnery
®
Publishing and Salem Books, traditional book publishers that have published dozens of bestselling books by leading conservative and Christian authors and personalities and (2) Salem Author Services, a self-publishing service for authors through Xulon Press and Mill City Press.

The table below presents financial information for each operating segment as of June 30, 2021 and 2020 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2021
Net revenue	$46,783	$10,339	$6,660	$—	$63,782
Operating expenses	36,162	8,338	6,426	4,192	55,118

Net operating income (loss) before depreciation, amortization, and net (gain) loss on the disposition of assets	$10,621	$2,001	$234	$(4,192)	$8,664

Depreciation	1,603	860	44	234	2,741
Amortization	4	397	144	—	545
Net (gain) loss on the disposition of assets	—	65	(328)	—	(263)

Net operating income (loss)	$9,014	$679	$374	$(4,426)	$5,641

Three Months Ended June 30, 2020
Net revenue	$39,470	$9,443	$3,958	$—	$52,871
Operating expenses	33,094	7,653	5,567	3,850	50,164

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$6,376	$1,790	$(1,609)	$(3,850)	$2,707

Depreciation	1,641	767	73	237	2,718
Amortization	5	623	211	1	840
Change in the estimated fair value of contingent earn-out consideration	—	3	—	—	3
Net (gain) loss on the disposition of assets	30	—	—	4	34

Net operating income (loss)	$4,700	$397	$(1,893)	$(4,092)	$(888)

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2021
Net revenue	$90,831	$19,958	$12,346	$—	$123,135
Operating expenses	69,505	17,011	11,631	8,480	106,627

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$21,326	$2,947	$715	$(8,480)	$16,508

Depreciation	3,128	1,641	91	470	5,330
Amortization	8	829	289	—	1,126
Net (gain) loss on the disposition of assets	318	65	(328)	—	55

Net operating income (loss)	$17,872	$412	$663	$(8,950)	$9,997

Six Months Ended June 30, 2020
Net revenue	$84,650	$18,547	$7,924	$—	$111,121
Operating expenses	70,421	15,979	10,629	8,060	105,089

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$14,229	$2,568	$(2,705)	$(8,060)	$6,032

Depreciation	3,286	1,538	142	465	5,431
Amortization	14	1,391	421	1	1,827
Change in the estimated fair value of contingent earn-out consideration	—	(2)	—	—	(2)
Impairment of indefinite-lived long-term assets other than goodwill	16,994	—	260	—	17,254
Impairment of goodwill	184	10	105	8	307
Net (gain) loss on the disposition of assets	109	—	—	4	113

Net operating income (loss)	$(6,358)	$(369)	$(3,633)	$(8,538)	$(18,898)

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2021
Inventories, net	$—	$—	$719	$—	$719
Property and equipment, net	63,616	6,746	741	8,312	79,415
Broadcast licenses	320,008	—	—	—	320,008
Goodwill	2,750	19,589	1,446	—	23,785
Amortizable intangible assets, net	237	2,941	48	—	3,226
As of December 31, 2020
Inventories, net	$—	$—	$495	$—	$495
Property and equipment, net	64,231	6,221	741	7,929	79,122
Broadcast licenses	319,773	—	—	—	319,773
Goodwill	2,746	19,565	1,446	—	23,757
Amortizable intangible assets, net	246	3,434	337	—	4,017
NOTE 18. SUBSEQUENT EVENTS
During July 2021, the SBA forg
a
ve all but $20,000 of the PPP loan
s
outstanding.
On July 2, 2021, we
a
cquired SeniorResource.com for $0.1 million in cash.
On July 1, 2021, we acquired the ShiftWorship.com domain and digital assets for $2.6 million in cash. The digital content library is operated within Salem Web Network’s church products division.
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
Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;

•	the sale of advertising time on our radio stations to national and local advertisers;

•	the sale of banner advertisements on our station websites or on our mobile applications;

•	the sale of digital streaming advertisements on our station websites or on our mobile applications;

•	the sale of advertisements included in digital newsletters;

•	fees earned for the creation of custom web pages and custom digital media campaigns for our advertisers through Salem Surround;

•	the sale of advertising time on our national network;

•	the syndication of programming on our national network;

•	the sale of advertising time through podcasts and video-on-demand services;

•	product sales and royalties for on-air host materials, including podcasts and programs; and

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
Nielsen Audio uses the Portable People Meter
TM
(“PPM
”
) technology to collect data for its ratings service. PPM is a small device that is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals encoded by the broadcaster. The PPM offers a number of advantages over traditional diary ratings collection systems, including ease of use, more reliable ratings data, shorter time periods between when advertising runs and actual listening data, and little manipulation of data by users. A disadvantage of the PPM includes data fluctuations from changes to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time. We subscribe to Nielsen Audio for ratings services in 7 of our broadcast markets.
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
In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash
exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the six months ended June 30, 2021 and 2020, 99% and 98%, respectively of our broadcast revenue was sold for cash.
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
®
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
®
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
Known Trends and Uncertainties
The
COVID-19
global pandemic that began in March 2020 continues to impact our business. Measures taken by federal, state and local governments to prevent the spread of
COVID-19
have adversely affected workforces, business operations and overall economic conditions resulting in a significant economic downturn. We experienced a rapid decline in revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
While the economic downturn is expected to be temporary, there remains to be considerable uncertainty around the duration. Advertising revenue continues to improve over the lowest levels that were experienced during April and May of 2020 but remains significantly below prior years. The exact timing and pace of the economic recovery has not been determinable due to varying degrees of restrictions and resurgences. Due to continuing uncertainties regarding the ultimate scope and trajectory of
COVID-19’s
spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist. Our businesses could also continue to be impacted by the disruptions from
COVID-19
and resulting adverse changes in advertising and consumer behavior.
Lower revenue and longer days to collect receivables negatively impacts future availability under our credit facility. Availability under our Asset Based Loan (“ABL Facility”) is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our ABL Facility increased to $25.0 million at June 30, 2021 compared to $24.8 million at December 31, 2020, of which none was outstanding at June 30, 2021 compared to $5.0 million outstanding at December 31, 2020.
The growth of broadcast revenue associated with the sale of airtime remains challenged. We believe this is due to increased competition from other forms of content distribution and the length of time spent listening to audio streaming services, podcasts and satellite radio. Increases in competition and the mix in listening time may lead advertisers to conclude that the effectiveness of radio has diminished. To reduce the impact of these factors, we continue to enhance our digital assets to complement our broadcast content. The increased use of voice activated platforms, or smart speakers, that provide audiences with the ability to access AM and FM radio stations show increased potential for broadcasters to reach audiences.
Our broadcast spot advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 13.6% and 21.6%, respectively, of our total net broadcast spot advertising revenue during the six-month
period ended June 30, 2021 compared to 15.1% and 20.0%, respectively, of our total net broadcast spot advertising revenue during the same period of the prior year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$39,470	$46,783	$84,650	$90,831
Net broadcast revenue – acquisitions	—	(79)	—	(79)
Net broadcast revenue – dispositions	(220)	(42)	(443)	(38)
Net broadcast revenue – format change	(104)	(205)	(280)	(345)

Same Station net broadcast revenue	$39,146	$46,457	$83,927	$90,369

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$33,094	$36,162	$70,421	$69,505
Broadcast operating expenses – acquisitions	—	(38)	—	(38)
Broadcast operating expenses – dispositions	(379)	(79)	(881)	(185)
Broadcast operating expenses – format change	(259)	(206)	(519)	(384)

Same Station broadcast operating expenses	$32,456	$35,839	$69,021	$68,898

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$6,376	$10,621	$14,229	$21,326
Station operating (income) loss –acquisitions	—	(41)	—	(41)
Station operating loss – dispositions	159	37	438	147
Station operating loss – format change	155	1	239	39

Same Station – Station Operating Income	$6,690	$10,618	$14,906	$21,471

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP
performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$39,470	$46,783	$84,650	$90,831
Less broadcast operating expenses	(33,094)	(36,162)	(70,421)	(69,505)

Station Operating Income	$6,376	$10,621	$14,229	$21,326

Net digital media revenue	$9,443	$10,339	$18,547	$19,958
Less digital media operating expenses	(7,653)	(8,338)	(15,979)	(17,011)

Digital Media Operating Income	$1,790	$2,001	$2,568	$2,947

Net publishing revenue	$3,958	$6,660	$7,924	$12,346
Less publishing operating expenses	(5,567)	(6,426)	(10,629)	(11,631)

Publishing Operating Income (Loss)	$(1,609)	$234	$(2,705)	$715

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
	(Dollars in thousands)
Reconciliation of Net Income (Loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income (loss)	$(2,515)	$2,257	$(57,719)	$2,580
Plus provision for (benefit from) income taxes	(2,380)	(488)	30,779	(358)
Plus net miscellaneous income and (expenses)	(6)	(63)	46	(85)
Plus (gain) on early retirement of long-term debt	—	—	(49)	—
Plus interest expense, net of capitalized interest	4,013	3,935	8,045	7,861
Less interest income	—	—	—	(1)

Net operating income (loss)	$(888)	$5,641	$(18,898)	$9,997

Plus net (gain) loss on the disposition of assets	34	(263)	113	55
Plus change in the estimated fair value of contingent earn-out consideration	3	—	(2)	—
Plus impairment of indefinite-lived long-term assets other than goodwill	—	—	17,254	—
Plus impairment of goodwill	—	—	307	—
Plus depreciation and amortization	3,558	3,286	7,258	6,456
Plus unallocated corporate expenses	3,850	4,192	8,060	8,480

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$6,557	$12,856	$14,092	$24,988

Station Operating Income	$6,376	$10,621	$14,229	$21,326
Digital Media Operating Income	1,790	2,001	2,568	2,947
Publishing Operating Income (Loss)	(1,609)	234	(2,705)	715

	$6,557	$12,856	$14,092	$24,988

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP
financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Net income (loss)	$(2,515)	$2,257	$(57,719)	$2,580
Plus interest expense, net of capitalized interest	4,013	3,935	8,045	7,861
Plus provision for (benefit from) income taxes	(2,380)	(488)	30,779	(358)
Plus depreciation and amortization	3,558	3,286	7,258	6,456
Less interest income	—	—	—	(1)

EBITDA	$2,676	$8,990	$(11,637)	$16,538

Plus net (gain) loss on the disposition of assets	34	(263)	113	55
Plus change in the estimated fair value of contingent earn-out consideration	3	—	(2)	—
Plus impairment of indefinite-lived long-term assets other than goodwill	—	—	17,254	—
Plus impairment of goodwill	—	—	307	—
Plus net miscellaneous (income) and expenses	(6)	(63)	46	(85)
Plus (gain) on early retirement of long-term debt	—	—	(49)	—
Plus non-cash stock-based compensation	96	84	199	162

Adjusted EBITDA	$2,803	$8,748	$6,231	$16,670

RESULTS OF OPERATIONS
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
The following factors affected our results of operations and cash flows for the three months ended June 30, 2021 as compared to the same period of the prior year:
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

•	On June 1, 2021, we acquired radio stations KDIA-AM and KDYA-AM in San Francisco, California for $0.6 million in cash.

•	On May 25, 2021, we sold Singing News Magazine and Singing News Radio for $0.1 million in cash.

•	On April 28, 2021, we acquired the Centerline New Media domain and digital assets for $1.3 million in cash. The digital content library is operated within Salem Web Network’s church products division.

•	On March 8, 2021, we acquired the Triple Threat Trader newsletter. We paid no cash at the time of closing and assumed deferred subscription liabilities of $0.1 million.

•	On March 18, 2021, we sold radio station WKAT-AM and an FM translator in Miami, Florida for $3.5 million. The buyer began operating the station under a LMA in November 2020.

•
On September 15, 2020, we acquired the Hyper Pixels Media website and related assets for $1.1 million in cash. We paid $0.4 million in cash upon closing with deferred payments of $0.4 million due January 31, 2021 and $0.3 million due September 15, 2021.

•	On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash.

Net Broadcast Revenue

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$39,470	$46,783	$7,313	18.5%	74.7%	73.3%
Same Station Net Broadcast Revenue	$39,146	$46,457	$7,311	18.7%
The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,
	2020		2021
	(Dollars in thousands)
Block Programming:
National	$11,770	29.8%	$11,861	25.4%
Local	5,632	14.3%	5,817	12.4%

	17,402	44.1%	17,678	37.8%
Broadcast Advertising:
National	2,587	6.6%	3,458	7.4%
Local	7,788	19.7%	10,546	22.5%

	10,375	26.3%	14,004	29.9%
Broadcast Digital (local)	5,655	14.3%	7,728	16.5%
Infomercials	228	0.6%	225	0.5%
Network	4,226	10.7%	4,950	10.6%
Other Revenue	1,584	4.0%	2,198	4.7%

Net Broadcast Revenue	$39,470	100.0%	$46,783	100.0%

Block programming revenue increased by $0.3 million including a $0.2 million increase in local programming and a $0.1 million increase in national programming. Our Christian Teaching and Talk radio stations generated $0.2 million in additional local programming revenue from an increase in the programs on-air
and a $0.1 million increase in national programming revenue due to the impact of early-payment discounts offered to certain customers during the prior year. Local programming revenue also increased by $0.1 million on our News Talk radio stations that was offset with a $0.1 million decline in revenue from our Spanish Christian Teaching and Talk stations due to the sale of radio station
WKAT-AM
in Miami, Florida.
Advertising revenue, net of agency commissions, increased by $3.6 million, including a $2.7 million increase in local advertising and a $0.9 million increase in national advertising. Excluding the impact of political, advertising revenue increased by $3.5 million, of which $2.7 million was local and $0.8 million was national. Increases, net of political, include $2.5 million from our Contemporary Christian Music format radio stations, primarily in our Dallas, Los Angeles, and Atlanta markets, $0.4 million from our News Talk format radio stations, $0.2 million from our Christian Teaching and Talk format radio stations and $0.5 million increase from other station formats, that were offset by a $0.1 million decline from our Spanish Christian Teaching and Talk format stations. The increases are attributable to a higher demand for airtime associated with improving economic conditions as pandemic restrictions begin to ease that can in turn result in higher spot rates for prime airtime spots.
Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased by $2.1 million due to growth in digital product offerings and the launch of the Salem Podcast Network in January 2021. Salem Podcast Network is a highly specialized platform for conservative, political, news, family-oriented podcasts with talk show hosts including Dinesh D’Souza, Todd Starnes and Charlie Kirk. Salem Podcast Network joins Salem Surround, our multimedia digital advertising agency providing digital marketing services to our customers, and SalemNow, our on-demand
pay-per-view
video streaming platform launched in the fourth quarter of 2020, along with our owned and operated station branded websites to offer new digital products and services. Increases in digital revenue include a $1.3 million increase in digital marketing services through Salem Surround, a $1.2 million increase from Salem Podcast Network, a $0.4 million increase in streaming revenue and a $0.4 million increase in digital advertising revenue from our station websites that were partially offset by a $1.3 million decline in revenue from SalemNow that released two successful titles during the prior year. There were no significant changes in digital rates as compared to the prior year.
There were no significant changes in the number of infomercials aired and no significant changes in rates. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.
Network revenue, excluding amounts reported with digital, increased by $0.7 million due to a $0.8 million increase in revenue from our nationally syndicated host programs offset by a $0.1 million decline in political advertising.
Other revenue increased by $0.6 million due to a $0.3 million increase in listener purchase program revenue from higher listener participation and half price tuition tickets sold as schools and businesses started to re-open,
a $0.1 million increase in event revenue due to the
re-opening
of live events, a $0.1 million increase in TBA fees associated with radio station
KBJD-AM,
Denver, Colorado and a $0.1 million increase in talent fees. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather which can affect attendance.

On a Same Station basis, net broadcast revenue increased $7.3 million, which reflects these items net of the impact of stations with acquisition, dispositions, and format changes.
Net Digital Media Revenue

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$9,443	$10,339	$896	9.5%	17.9%	16.2%
The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended June 30,
	2020		2021
	(Dollars in thousands)
Digital Advertising, net	$4,547	48.2%	$4,393	42.5%
Digital Streaming	853	9.0	862	8.3
Digital Subscriptions	2,157	22.8	3,299	31.9
Digital Downloads	1,802	19.1	1,694	16.4
e-commerce	27	0.3	67	0.6
Other Revenues	57	0.6	24	0.2

Net Digital Media Revenue	$9,443	100.0%	$10,339	100.0%

National digital revenue, net of agency commissions, or net revenue generated from our owned and operated Christian and conservative opinion websites, declined by $0.2 million due to a lower number of advertisements on our conservative opinion websites within Townhall Media. Our conservative opinion websites experience lower demand and lower page views during non-election
years. We also experience lower demand from advertisers who move advertising spending to digital programmatic advertisers, such as Facebook and Google, and we may lose advertisers who decide to reduce or eliminate advertising on political-content websites such as ours. We continue to acquire, develop and promote the use of mobile applications to reduce our dependency on page views from digital programmatic advertisers. Because mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop, our growth in mobile page views exceeds our growth in revenue from the mobile applications.
Digital streaming revenue was consistent with that of the same period of the prior year with no significant changes in sales volume or rates.
Digital subscription revenue increased by $1.1 million including a $0.5 million increase from Eagle Financial Publications, a $0.4 million increase from Christianjobs.com and Churchstaffing.com within SWN due to an increase in job postings, and a $0.2 million increase from Townhall Media’s launch of Townhall VIP, a subscription service. The number of subscribers to Eagle Financial Publications increased due an increased investment in marketing with no significant changes in rates over the prior period.
Digital download revenue decreased by $0.1 million due to declines in the number of downloads purchased from our church product websites, WorshipHouseMedia.com and SermonSpice
TM
.com. Digital downloads are impacted by timing of Easter holiday, which was on Sunday April 4, 2021, resulting in a majority of the associated revenue being generated on or before March 31, 2021. There were no significant changes in rates.
E-commerce
revenue includes
in-app
purchases that increased in volume with no significant changes in rates.
Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which declined slightly in volume with no significant changes in rates.
Net Publishing Revenue

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$3,958	$6,660	$2,702	68.3%	7.5%	10.4%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended June 30,
	2020		2021
	(Dollars in thousands)
Book Sales	$2,698	68.2%	$6,212	93.3%
Estimated Sales Returns & Allowances	(560)	(14.1)	(1,918)	(28.8)

Net Book Sales	2,138	54.1	4,294	64.5
E-Book Sales	250	6.3	453	6.8
Self-Publishing Fees	1,051	26.5	1,550	23.3
Print Magazine Subscriptions	174	4.4	104	1.6
Print Magazine Advertisements	91	2.3	54	0.8
Digital Advertising	52	1.3	70	1.1
Other Revenue	202	5.1	135	2.0

Net Publishing Revenue	$3,958	100.0%	$6,660	100.0%

Net book sales increased by $2.2 million including a $2.0 million increase from Regnery
®
Publishing and a $0.2 million increase from Salem Author Services. Book sales through Regnery
®
Publishing reflect a 197% increase in volume largely attributable to the reopening of bookstores and retail locations, offset with a 12% decrease in the average price per unit sold. Revenue is directly attributable to the number of titles released each period and the composite mix of titles available that can vary significantly from period to period based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The increase of $1.4 million in estimated sales returns and allowances is based on a higher volume of print books sold through Regnery
®
Publishing. The $0.2 million increase in Salem Author Services book sales was due to an increase in the number of books sold as trade shows and events resumed with no significant changes in sale prices.
Regnery
®
Publishing
e-book
sales increased by $0.2 million with a 9% increase in the average price per unit sold from sales incentives and a 57% increase in sales volume.
E-book
sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.
Self-publishing fees increased $0.5 million due an increase in the number of authors publishing books with no change in fees charged to authors.
Declines in print magazine subscription revenues and advertising revenues reflect the sale of Singing News Magazine on May 25, 2021, and ongoing lower consumer demand and distribution levels prior to the sale.
Digital adverting revenue generated from our publishing division was consistent with that of the prior year with no changes in sales volume and rates.
Other revenue includes change fees, video trailers, and subright revenue for foreign translation and audio books for original published titles from Regnery
®
Publishing. Subright revenue declined $0.1 million due to lower demand.
There were no changes in volume or rates.
Broadcast Operating Expenses

	Three Months Ended June 30,
	2020	2021	Change	Change	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$33,094	$36,162	$3,068	9.3%	62.6%	56.7%
Same Station Broadcast Operating Expenses	$32,456	$35,839	$3,383	10.4%
Broadcast operating expenses increased by $3.1 million, including a $1.6 million increase in payroll costs of which $0.3 million relates to growth in digital marketing services and the remainder is attributable to the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020, a $0.9 million increase in costs associated with the new Salem Podcast Network, a $0.6 million increase in advertising and event costs, a $0.6 million increase in third-party marketing costs associated with digital marketing services, a $0.5 million increase in health insurance costs, a $0.3 million increase in facilities related expenses, and a $0.2 million increase in production and programming costs. These costs were partially offset with a $1.1 million decline in bad debt expense due to the additional reserves recorded in the prior year because of the uncertainties of the
COVID-19
pandemic on collections, a $0.1 million decline in employee benefit costs from the suspension of the 401(k) match, and a $0.7 million decline in cost of sales from SalemNow that experienced increase costs in 2020 from the release of two successful titles during that period.
On a same-station basis, broadcast operating expenses increased by $3.4 million reflecting these items net of the impact of station dispositions and format changes.

Digital Media Operating Expenses

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$7,653	$8,338	$685	9.0%	14.5%	13.1%
Digital media operating expenses increased by $0.7 million including a $0.5 million increase in advertising and promotional expenses, a $0.2 million increase payroll and employee benefits expense, a $0.1 million increase in bad debt expense and a $0.1 million increase in sales-based commissions and bonuses, offset by a $0.3 million decline in royalties. Increases in advertising and promotional expenses are driven by a new video initiative for Eagle Financial Publications that management believes to be beneficial for the business. The increase in payroll expenses reflects the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020.
Publishing Operating Expenses

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,567	$6,426	$859	15.4%	10.5%	10.1%
Publishing operating expenses increased by $0.9 million, including a $0.8 million increase in costs of sales, a $0.5 million increase in royalty expense based on higher sales, and a $0.2 million increase in payroll expenses from the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020 that were offset by a $0.7 million decline in bad debt expense. Cost of goods sold increased $0.8 million including a $0.8 million increase from print books sold by Regnery
®
Publishing and a $0.1 million increase from Salem Author Services due to a higher volume of book sales that was offset by a $0.1 million decline from Salem Publishing due to the sale of Singing News Magazine. The gross profit margin for Regnery
®
Publishing improved to 50% from 32% as sales volume increased while material costs increased only slightly. Regnery
®
Publishing margins vary based on the volume of
e-book
sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 74% from 70% due to lower paper costs for print book sales.
Unallocated Corporate Expenses

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,850	$4,192	$342	8.9%	7.3%	6.6%
Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The net increase of $0.3 million includes a $0.5 million increase in payroll expense due to the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020 that was offset with a $0.1 million decline in employee benefit expense due to the suspension of the 401(k) match, and a $0.1 million decline in professional service fees.
Depreciation Expense

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,718	$2,741	$23	0.8%	5.1%	4.3%
Depreciation expense was consistent with that of the prior year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.
Amortization Expense

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$840	$ 545	$(295)	(35.1) %	1.6%	0.9%
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

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$34	$(263)	$(297)	(873.5) %	0.1%	(0.4) %
The net (gain) loss on the disposition of assets of ($0.3 million) for the three-month period ending June 30, 2021 includes a ($0.5 million)
pre-tax
gain on the sale of Singing News Magazine and Singing News Radio that was offset by an additional $0.1 million loss recorded at the time of closing on the sale of radio station
WKAT-AM
and FM translator in Miami, Florida as well as various other fixed asset disposals.
The net (gain) loss on the disposition of assets of $34,000 for the three-month period ended June 30, 2020 reflects various fixed asset disposals.
Other Income (Expense)

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Interest Expense	$(4,013)	$(3,935)	78	(1.9) %	(7.6) %	(6.2) %
Net Miscellaneous Income and (Expenses)	6	63	57	950.0%	— %	0.1%
Interest expense includes interest due on outstanding debt balances and non-cash
accretion associated with deferred installments. The decrease of $0.1 million reflects the lower outstanding balance of the Notes, the lower outstanding balance of the ABL Facility, and finance lease obligations outstanding during the three-months ended June 30, 2021.
Net miscellaneous income and expenses includes
non-operating
receipts such as usage fees and other expenses.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$(2,380)	$(488)	$1,892	(79.5) %	(4.5) %	(0.8) %
Our benefit from income taxes decreased $1.9 million to $0.5 million tax provision for the three months ended June 30, 2021 compared to a $2.4 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (27.6)% for the three months ended June 30, 2021 compared to 48.6% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (27.6)% is driven by certain expenses that are nondeductible for income tax purposes relative to pre-tax
book loss, tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions and projected utilization of operating loss carryforwards.
Net Income (Loss)

	Three Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$(2,515)	$2,257	$4,772	(189.7) %	(4.8) %	3.5%
Net income increased by $4.8 million to $2.3 million for the three months ended June 30, 3021 compared to a net loss of $2.5 million during the same period of the prior year due to an increase in revenue with a lower increase in operating and other expenses as described above.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
The following factors affected our results of operations and cash flows for the six months ended June 30, 2021 as compared to the same period of the prior year:
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

•	On June 1, 2021, we acquired radio stations KDIA-AM and KDYA-AM in San Francisco, California for $0.6 million in cash.

•	On May 25, 2021, we sold Singing News Magazine and Singing News Radio for $0.1 million in cash.

•	On April 28, 2021, we acquired the Centerline New Media domain and digital assets for $1.3 million in cash. The digital content library is operated within Salem Web Network’s church products division.

•	On March 8, 2021, we acquired the Triple Threat Trader newsletter. We paid no cash at the time of closing and assumed deferred subscription liabilities of $0.1 million.

•	On March 18, 2021, we sold radio station WKAT-AM and an FM translator in Miami, Florida for $3.5 million. The buyer began operating the station under a LMA in November 2020.

•
On September 15, 2020, we acquired the Hyper Pixels Media website and related assets for $1.1 million in cash. We paid $0.4 million in cash upon closing with deferred payments of $0.4 million due January 31, 2021 and $0.3 million due September 15, 2021.

•	On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash.
Debt Transactions
During the six months ended June 30, 2021, we received $11.2 million in aggregate principal amount of PPP loans through the SBA that were available to our radio stations and networks under the CAA. During July 2021, the SBA forgave all but $20,000 of the PPP loans.
During the six-months ended June 30, 2020, we completed repurchases of $3.5 million of the Notes for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs.
Equity Transactions
No distributions were declared or paid during six month period ended June 30, 2021, compared to distributions of $0.7 million ($0.025 per share) declared and paid during the six-month
period ended June 30, 2020 based upon our Board’s then current assessment of our business as detailed in Note 16 – Equity Transactions.
Net Broadcast Revenue

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$84,650	$90,831	$6,181	7.3%	76.2%	73.8%
Same Station Net Broadcast Revenue	$83,927	$90,369	$6,422	7.7%
The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2020		2021
	(Dollars in thousands)
Block Programming:
National	$23,804	28.1%	$23,322	25.7%
Local	12,440	14.7%	11,773	13.0%

	36,244	42.8%	35,095	38.6%
Broadcast Advertising:
National	6,544	7.7%	7,118	7.8%
Local	19,145	22.6%	19,441	21.4%

	25,689	30.3%	26,559	29.2%
Broadcast Digital (local)	9,948	11.8%	14,797	16.3%
Infomercials	536	0.6%	462	0.5%
Network	8,614	10.2%	9,821	10.8%
Other Revenue	3,619	4.3%	4,097	4.5%

Net Broadcast Revenue	$84,650	100.0%	$90,831	100.0%

Block programming revenue declined by $1.1 million, including a $0.6 million decline in local programming revenue and a $0.5 million decline in national programming revenue. The decline includes $0.6 million from our Christian Teaching and Talk stations, $0.3 million from our News Talk stations and $0.3 million from our Spanish Christian Teaching and Talk stations that were offset by an increase of $0.1 million for our Contemporary Christian Music stations. Each of these formats experienced cancellations beginning in March 2020 when many programmers, primarily ministries, cancelled programming to offset lost revenues. Event cancellations impacted many programmers who lost a significant portion of their revenue during the
COVID-19
pandemic.
Advertising revenue, net of agency commissions, increased by $0.9 million, $1.0 million net of political, due to a $0.6 million increase in national advertising net of political and a $0.4 million increase in local advertising revenue net of political. The increase includes $1.7 million from our Contemporary Christian Music format radio stations, primarily in our Atlanta and Dallas markets, that was offset with a $0.4 million decline from our News Talk format radio stations and a $0.3 million decline from our Christian Teaching and Talk format radio stations. The increases in Atlanta and Dallas reflect an increase in demand for advertising as pandemic restrictions ease that can in turn creates higher spot rates for prime airtime spots. The year-to-date
decline from other formats reflects the ongoing impact of cancellations that resulted from the
COVID-19
pandemic.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased by $4.9 million due to growth in digital product offerings and the launch of the Salem Podcast Network in January 2021. Salem Podcast Network is a highly specialized platform for conservative, political, news, family-oriented podcasts with talk show hosts including Dinesh D’Souza, Todd Starnes and Charlie Kirk. Salem Podcast Network joins Salem Surround, our multimedia digital advertising agency providing digital marketing services to our customers, and SalemNow, our on-demand
pay-per-view
video streaming platform launched in the fourth quarter of 2020, along with our owned and operated station branded websites to offer new digital products and services. Increases in digital revenue include a $3.0 million increase from Salem Podcast Network, a $1.3 million increase in digital marketing services through Salem Surround, a $0.7 million increase in streaming revenue and a $0.5 million increase in digital advertising revenue from our station websites and an increase of $0.6 million from our networks that were partially offset by a $1.3 million decline in revenue from SalemNow that released two successful titles during the prior year. There were no significant changes in digital rates as compared to the prior year.
Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.
Network revenue, net of amounts reported as digital, increased by $1.2 million due to a $1.3 million increase in revenue from our nationally syndicated host programs that was partially offset by a $0.2 million decline in political advertising.
Other revenue increased by $0.5 million due to a $0.3 million increase in listener purchase program revenue from higher listener participation and half price tuition tickets sold as schools and businesses started to re-open,
a $0.1 million increase in TBA fees associated with radio station
KBJD-AM,
Denver, Colorado and a $0.1 million increase in talent fees. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather which can affect attendance.
On a Same Station basis, net broadcast revenue increased $6.4 million, which reflects the above described items net of the impact of stations with acquisitions, dispositions and format changes.
Net Digital Media Revenue

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media	$18,547	$19,958	$1,411	7.6%	16.7%	16.2%
The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Six Months Ended June 30,
	2020		2021
	(Dollars in thousands)
Digital Advertising, net	$9,260	49.9%	$8,806	44.1%
Digital Streaming	1,768	9.5	1,706	8.5
Digital Subscriptions	4,292	23.2	6,072	30.4
Digital Downloads	3,047	16.4	3,173	15.9
e-commerce	55	0.3	98	0.5
Other Revenues	125	0.7	103	0.5

Net Digital Media Revenue	$18,547	100.0%	$19,958	100.0%

National digital revenue, net of agency commissions, or net revenue generated from our owned and operated Christian and conservative opinion websites declined by $0.5 million due to a lower volume of advertisements on our conservative opinion websites within Townhall Media. Revenue declines of $0.1 million from Salem Web Network were offset with a $0.1 million increase in sales from Eagle Financial Publications. Our conservative opinion websites experience lower demand and lower page views during non-election
years. We also experience lower demand from advertisers who move advertising spending to digital programmatic advertisers, such as Facebook and Google, and we may lose advertisers who decide to reduce or eliminate advertising on political-content websites such as ours. We continue to acquire, develop and promote the use of mobile applications to reduce our dependency on page views from digital programmatic advertisers. Because mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop, our growth in mobile page views exceeds our growth in revenue from the mobile applications.
Digital streaming revenue decreased $0.1 million as compared to the prior year based on a slightly lower demand for content available from our Christian websites. There were no significant changes in rates as compared to the prior year.
Digital subscription revenue increased $1.8 million on a consolidated basis reflecting a $0.8 million increase in revenues from Eagle Financial Publications, a $0.5 million increase from Christianjobs.com and Churchstaffing.com within Salem Web Network due to increases in job postings as job markets start to re-open
and a $0.5 million increase in revenues from Townhall Media’s launch of Townhall VIP, a subscription service. Eagle Financial Publications saw an increase in the number of subscribers due to an increased investment in marketing with no significant changes in rates over the same period of the prior year.

Digital download revenue increased by $0.1 million from our church product websites, WorshipHouseMedia.com and SermonSpice
TM
.com. There were no significant changes in rates as compared to the prior year.
E-commerce
revenue includes
in-app
purchases through Salem Web Network that increased slightly in volume with no significant changes in rates over the prior year.
Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which remained consistent as with no changes in volume or rates.
Net Publishing Revenue

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$7,924	$12,346	$4,422	55.8%	7.1%	10.0%
The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Six Months Ended June 30,
	2020		2021
	(Dollars in thousands)
Book Sales	$5,391	68.0%	$10,513	85.2%
Estimated Sales Returns & Allowances	(1,530)	(19.3)	(3,011)	(24.4)

Net Book Sales	3,861	48.7	7,502	60.8
E-Book Sales	504	6.4	792	6.4
Self-Publishing Fees	2,453	31.0	3,174	25.7
Print Magazine Subscriptions	351	4.4	262	2.1
Print Magazine Advertisements	193	2.4	122	1.0
Digital Advertising	151	1.9	132	1.1
Other Revenue	411	5.2	362	2.9

Net Publishing Revenue	$7,924	100.0%	$12,346	100.0%

Net book sales increased by $3.6 million which includes a $3.5 million increase in Regnery
®
Publishing as book sales reflect a 133% increase in volume largely attributable to the reopening of bookstores and retail locations, offset by a 6% decrease in the average price unit sold and a $0.1 million increase in Salem Author Services. The increase in the number of print books sold through Regnery
®
Publishing resulted in a $1.5 million increase to the estimated sales returns and allowances. The increase in book sales from Salem Author Services of $0.1 million was due to books sold at tradeshows with events resuming in limited capacity as pandemic restrictions are lifted. There were no significant changes in sale prices for Salem Author Services as compared to the prior year.
Regnery
®
Publishing
e-book
sales increased $0.3 million with a 34% increase in the average price per unit sold from sales incentives and a 32% increase in sales volume.
E-book
sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.
Self-publishing fees increased $0.7 million due an increase in the number of authors and services provided with no change in fees charged to authors.
Declines in print magazine subscription revenues and advertising revenues reflect the sale of Singing News Magazine on May 25, 2021, and ongoing lower consumer demand and distribution levels prior to the sale.
Other revenue includes change fees, video trailers, and subright revenue for foreign translation and audio books for original published titles from Regnery
®
Publishing. Subright revenue declined $0.1 million due to lower demand.
Broadcast Operating Expenses

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$70,421	$69,505	$(916)	(1.3)%	63.4%	56.4%
Same Station Broadcast Operating Expenses	$69,021	$68,898	$(123)	(0.2)%
Broadcast operating expenses declined by $0.9 million, including a $3.0 million decline in bad debt expense due to the additional reserves recorded in the prior year from uncertainties of the
COVID-19
pandemic on collections, a $0.9 million decline in the cost of sales from SalemNow that incurred higher costs in the prior year from the release of two successful titles, a $0.5 million decline in employee benefit costs due to the suspension of the 401(k) match, a $0.3 million decline in event and entertainment costs due to the expenses associated with events that took place prior to the pandemic restrictions in early 2020, and a $0.2 million decrease in facility related expenses that were offset with a $1.4 million increase in costs associated with the new Salem Podcast Network, a $1.1 million increase in payroll costs attributable to the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020, a $0.6 million increase in third-party marketing costs associated with digital marketing services, a $0.4 million increase in advertising and promotions, a $0.3 million increase in hosting fees and a $0.3 million increase in professional services.

On a same-station basis, broadcast operating expenses decreased by $0.1 million. The decrease in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up
costs associated with acquisitions, station dispositions and format changes.
Digital Media Operating Expenses

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$15,979	$17,011	$1,032	6.5%	14.4%	13.8%
Digital media operating expenses increased by $1.0 million, including a $0.8 million increase in advertising and promotional expenses, a $0.5 million increase in sales-based commissions and incentives, and a $0.3 million increase in payroll costs that were offset by a $0.2 million decrease in bad debt expense, a $0.1 million decrease in costs of sales, a $0.1 million decrease in employee benefit costs due to the suspension of the 401(k) match, and $0.1 million decrease in royalties. Increases in advertising and promotional expenses are driven by a new video initiative for Eagle Financial Publications that management believes to be beneficial for the business. The increase in payroll related expenses reflects the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020.
Publishing Operating Expenses

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$10,629	$11,631	$1,002	9.4%	9.6%	9.4%
Publishing operating expenses increased by $1.0 million, including a $1.0 million increase in costs of sales, a $0.5 million increase in royalty expense based on higher sales, a $0.4 million increase in payroll costs due to the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020, and a $0.2 million increase in advertising and promotional costs that were offset by a $0.7 million decrease in bad debt expense, a $0.3 million decrease in facility related expenses due to the termination of a lease in Washington D.C., and a $0.1 million decrease in employee benefit costs due to the suspension of the 401(k) match. Cost of goods sold increased $1.0 million including a $1.0 million increase from print books sold by Regnery
®
Publishing and $0.1 million increase from Salem Author Services due to higher volume of book sales offset by a $0.1 million decline Salem Publishing due to the sale of Singing News Magazine. The gross profit margin for Regnery
®
Publishing improved to 55% from 40% as sales volume increased while material costs increased only slightly. Regnery
®
Publishing margins vary based on the volume of
e-book
sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 75% from 71% due to lower paper costs for print book sales.
Unallocated Corporate Expenses

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$8,060	$8,480	$420	5.2%	7.3%	6.9%
Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.4 million includes a $0.7 million increase in payroll costs due to the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020 that were offset by a $0.2 million decrease in travel and entertainment-related expenses due to the events that took place prior to the pandemic restrictions in early 2020 and a $0.1 million decrease in employee benefit costs due to the suspension of the 401(k) match.
Depreciation Expense

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$5,431	$5,330	$(101)	(1.9)%	4.9%	4.3%
The decrease in depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,827	$1,126	$(701)	(38.4)%	1.6%	0.9%
The decrease in amortization expense reflects the impact of fully amortized domain names, customer lists and contracts, and subscriber base lists that had estimated useful lives of three to five years. These items were fully amortized at or near the beginning of the 2021 calendar year resulting in lower amortization expense for this year. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$17,254	$—	$(17,254)	(100.0)%	15.5%	—%
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
Impairment of Goodwill

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$307	$—	$(307)	(100.0)%	0.3%	—%
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
Net (Gain) Loss on the Disposition of Assets

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$113	$55	$(58)	(51.3)%	0.1%	—%
The net (gain) loss on the disposition of assets of $0.1 million for the six-month
period ended June 30, 2021 reflects the $0.5 million
pre-tax
gain on the sale of Singing News Magazine and Singing News Radio offset by $0.4 million additional loss recorded at closing on the sale of radio station
WKAT-AM
and FM translator in Miami, Florida and various fixed asset disposals.
The net (gain) loss on the disposition of assets of $0.1 million for the six-month
period ended June 30, 2020 reflects various fixed asset disposals.
Other Income (Expense)

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$—	$1	$1	100.0%	—%	—%
Interest Expense	(8,045)	(7,861)	(184)	(2.3)%	(7.2)%	(6.4)%
Gain on Early Retirement of Long-Term Debt	49	—	(49)	(100.0)%	—%	—%
Net Miscellaneous Income and (Expenses)	(46)	85	131	(284.8)%	—%	0.1%
Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances and non-cash
accretion associated with deferred installments. The decrease of $0.2 million reflects the lower outstanding balance of the Notes, the lower outstanding balance of the ABL Facility, and finance lease obligations outstanding during the three-months ended June 30, 2021.
The gain on the early retirement of long-term debt reflects $3.5 million of repurchases of the Notes at prices below face value resulting in a pre-tax
gain of $49,000 for the
six-month
period ended June 30, 2020.
Net miscellaneous income and expenses includes
non-operating
receipts such as usage fees and other miscellaneous expenses.
Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$30,779	$(358)	$(31,137)	(101.2)%	27.7%	(0.3)%
Our provision for income taxes decreased $31.1 million to a benefit of ($0.4) million for the six months ended June 30, 2021 as compared to a provision for income taxes of $30.8 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (16.1)% for the six months ended June 30, 2021 compared to (114.3)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (16.1)% is driven by certain expenses that are nondeductible for income tax purposes relative to pre-tax
book loss, tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions and projected utilization of operating loss carryforwards.
Net Income (Loss)

	Six Months Ended June 30,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$(57,719)	$2,580	$60,299	(104.5)%	(51.9)%	2.1%
Net income increased by $60.3 million to $2.6 million for the six months ended June 30, 2021 compared to a net loss of $57.7 million during the same period of the prior year due to an increase in revenue with a lower increase in operating and other expenses as described above.
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
Broadcast Licenses, Goodwill and Other Indefinite-Lived Intangible Assets
Approximately 65% of our total assets at June 30, 2021 consisted of indefinite-lived intangible assets including broadcast licenses, goodwill and mastheads. These indefinite-lived intangible assets originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.
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
Business Acquisitions
We account for business acquisitions in accordance with the acquisition method of accounting as specified in FASB ASC Topic 805
Business Combinations
. The total acquisition consideration is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. The excess of consideration paid over the estimated fair values of the net assets acquired is recorded as goodwill and any excess of fair value of the net assets acquired over the consideration paid is recorded as a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements
to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued.
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
®
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
Inventory Reserves
Inventories consist of published books from Regnery
®
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
®
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

Fair Value of Equity Awards
We account for stock-based compensation under the provisions of FASB ASC Topic 718,
Compensation—Stock Compensation
. We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of each award using the Black-Scholes valuation model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the award granted. The exercise price for each award is equal to or greater than the closing market price of Salem Media Group, Inc. common stock as of the date of the award. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of the award, deferred tax assets for awards with multiple vesting dates are eliminated for each vesting period on a first-in,
first-out
basis as if each vesting period was a separate award. We have not modified our estimates or assumptions used in our valuation model. We believe that our estimates and assumptions are reasonable and that our stock-based compensation is accurately reflected in our results of operations.
Partial Self-Insurance on Employee Health Plan
We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.5 million at June 30, 2021, and December 31, 2020. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.
Leases
We account for leases under the provisions of FASB ASC Topic 842, “
Leases”
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
There were no indications of impairment during the period ended June 30, 2021.

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
We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. At June 30, 2021, we recognized liabilities associated with uncertain tax positions around our subsidiary Salem Communications Holding Company’s Pennsylvania tax filing. The position taken on the tax returns follows Pennsylvania Notice
2016-01
which provides guidance for reversal of intercompany interest income and associated expense yielding a net loss for Pennsylvania. Beginning January 1, 2021, we no longer accrue intercompany interest, therefore, any liability associated with intercompany interest for future years is eliminated. The current liability recognized for the tax position is $0.3 million including interest and penalties. Our evaluation was performed for all tax years that remain subject to examination, which range from 2016 through 2020.
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
The
COVID-19
global pandemic that began in March 2020 continues to impact our business. Measures taken by federal, state and local governments to prevent the spread of
COVID-19
have adversely affected workforces, business operations and overall economic conditions resulting in a significant economic downturn. We experienced a rapid decline in revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
While the economic downturn is expected to be temporary, there remains to be considerable uncertainty around the duration. Advertising revenue continues to improve over the lowest levels that were experienced during April and May of 2020 but remains significantly below prior years. The exact timing and pace of the economic recovery has not been determinable due to varying degrees of restrictions and resurgences. Due to continuing uncertainties regarding the ultimate scope and trajectory of
COVID-19’s
spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to enforce restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist. Our businesses could also continue to be impacted by the disruptions from
COVID-19
and resulting adverse changes in advertising and consumer behavior.

Lower revenue and longer days to collect receivables negatively impacts future availability under our credit facility. Availability under our Asset Based Loan (“ABL Facility”) is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. The maximum amount available under our ABL Facility increased to $25.0 million at June 30, 2021, compared to $24.8 million at December 31, 2020, of which none was outstanding at June 30, 2021 compared to $5.0 million outstanding at December 31, 2020.
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
As the economy begins to show signs of recovery, many of these cost reduction initiatives have been reversed during 2021. We continue to operate with lower staffing levels, we have not reinstated the company 401(k) match and we have not paid equity distributions on our common stock.
We have utilized certain benefits of the CARES Act, and we may be entitled to benefits under the CAA based on our individual locations, including:

•	we deferred $3.3 million of employer FICA taxes from April 2020 through December 2020 , with 50% payable in December 2021 and 50% payable in December 2022;

•	relaxation of interest expense deduction limitation for income tax purposes; and

•	Paycheck Protection Program (“PPP”) loans available based on the eligibility determined on a per-location basis of $11.2 million on a consolidated basis.
During 2020 we began keeping higher balances of cash and cash equivalents on-hand
to meet operating needs due to the adverse economic conditions of the
COVID-19
pandemic. Historically, we kept the balance of cash and cash equivalents on-hand
low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents increased to $19.9 million at June 30, 2021 compared to $19.0 million at June 30, 2020. Working capital increased $25.7 million to $9.1 million at June 30, 2021, compared to $(16.7) million at June 30, 2020 due to the $0.8 million increase in cash and cash equivalents and a $19.0 million decrease in the outstanding balance on the ABL Facility, that was partially offset by a decrease in trade accounts receivable of $2.1 million and a $4.2 million decrease in contract liabilities offset by a $3.4 million increase in net accounts payable and accrued expenses.
Operating Cash Flows
Our largest source of operating cash inflows are receipts from customers in exchange for advertising and programming. Other sources of operating cash inflows include receipts from customers for digital downloads and streaming, book sales, subscriptions, self-publishing fees, ticket sales, sponsorships, and vendor promotions. The adverse economic impact of the
COVID-19
pandemic negatively impacted our revenue and cash receipts from customers. Advertising revenue continues to improve over the lowest levels that were experienced during April and May of 2020 but remains significantly below prior years. The exact timing and pace of the economic recovery has not been determinable due to varying degrees of restrictions and resurgences. A majority of our operating cash outflows consist of payments to employees, such as salaries and benefits, and vendor payments under facility and tower leases, talent agreements, inventory purchases and recurring services such as utilities and music license fees. Our operating cash flows are subject to factors such as fluctuations in preferred advertising media and changes in demand caused by shifts in population, station listenership, demographics, and audience tastes. In addition, our operating cash flows may be affected if our customers are unable to pay, delay payment of amounts owed to us, or if we experience reductions in revenue, or increases in costs and expenses.

Net cash provided by operating activities during the
six-month
period ended June 30, 2021, decreased by $8.8 million to $10.2 million compared to $19.0 million during the same period of the prior year. Cash provided by operating activities includes the impact of the following items:

•	Total net revenue increased by $12.0 million;

•	Operating expenses decreased by $16.9 million;

•	Trade accounts receivables, net of allowances, increased by $0.1 million compared to a decrease of $8.3 million for the same period of the prior year;

•	Unbilled revenue decreased $0.6 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, increased to 58 days at June 30, 2021, from 56 days in the same period of the prior year;

•	Deferred income tax liabilities increased by $1.0 million compared to an increase of $68.9 million during the same period of the prior year; and

•	Net accounts payable and accrued expenses increased $0.9 million to $24.2 million from $23.3 million as of the prior year.
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
We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based
offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our original 2021 budget, we plan to incur additional capital expenditures of approximately $3.9 million during the remainder of 2021.
We plan to fund any future purchases and any future acquisitions from cash on hand, operating cash flow or our credit facilities.
Net cash used in investing activities increased $2.7 million to $3.2 million during the six-month
period ended June 30, 2021, from net cash used of $0.5 million during the same period of the prior year. The increase in cash provided by investing activities was the result of:

•	We paid $1.9 million in cash for acquisitions during the six months ended June 30, 2021, compared to none during the same period of the prior year;

•	Cash paid for capital expenditures increased $1.5 million to $4.0 million from $2.5 million;

•	We collected $2.4 million in cash for the cash surrender value of split dollar life insurance policies in 2020; and

•	Receipts from asset sales provided $3.6 million of cash during the six months ended June 30, 2021, compared to $0.2 million during the same period of the prior year.
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
During the
six-month
period ended June 30, 2021, the principal balances outstanding under the Notes and ABL Facility ranged from $216.3 million to $221.3 million. We received $11.2 million in aggregate principal amount of PPP loans through the SBA available to our radio stations and networks by location under the CAA that were funded during the first quarter of 2021 and outstanding at June 30, 2021. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time. We have used the PPP loans for eligible purposes and are applying for loan forgiveness based on the terms. During July 2021, the SBA forgave all but $20,000 of the PPP loans.
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
Net cash provided by financing activities increased $6.0 million to $6.5 million during the six-month
period ended June 30, 2021, compared to $0.5 million during the same period of the prior year. The increase in cash provided from financing activities includes:

•	Proceeds of $11.2 million under PPP loans were received during the six-months ended June 30, 2021;

•	A $1.9 million increase in the book overdraft from the prior year;

•	We used $3.4 million in cash to repurchase $3.5 million in face value of the 6.75% Senior Secured Notes during the same period of the prior year; and

•	Net repayments on our ABL Facility were $5.0 million during the six-months ended June 30, 2021, compared to net borrowings of $6.6 million during the same period of the prior year.
Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
SBA PPP Loans
We received $11.2 million in aggregate principal amount of PPP loans through the Small Business Administration (“SBA”) during the first quarter of 2021 available to our radio stations and networks by location under the CAA. The PPP loans and accrued interest are forgivable provided that the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities within the covered period of up to 24 weeks from funding of the loans. The amount of PPP loan and accrued interest that is forgiven can be reduced if we reduce payroll or eliminate positions during the covered period. We are using, and intend to continue to use, the PPP loan proceeds according to the terms and will file timely applications for forgiveness. The PPP loans accrue interest at 1% annually and mature in five years for any amount that is not forgiven. The PPP loans are reflected in long-term debt in the accompanying condensed consolidated financial statements in accordance with FASB ASC Topic 470,
Debt
, until the loans are repaid or legally discharged. During July 2021, the SBA forgave all but $20,000 of the PPP loans.
6.75% Senior Secured Notes
On May 19, 2017, we issued the Notes in a private placement. The Notes are guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest initially accrued on the Notes from May 19, 2017, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2017.
The Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral (as described below) (the “Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).
The Notes were redeemable, in whole or in part, at any time on or before June 1, 2020, at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2020, the Notes are redeemable at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
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
The Indenture provides for the following events of default (each, an “Event of Default”): (i) default in payment of principal or premium on the Notes at maturity, upon repurchase, acceleration, optional redemption or otherwise; (ii) default for 30 days in payment of interest on the Notes; (iii) the failure by us or certain restricted subsidiaries to comply with other agreements in the Indenture or the Notes, in certain cases subject to notice and lapse of time; (iv) the failure of any guarantee by certain significant Subsidiary Guarantors to be in full force and effect and enforceable in accordance with its terms, subject to notice and lapse of time; (v) certain accelerations (including failure to pay within any grace period) of other indebtedness of ours or any restricted subsidiary if the amount accelerated (or so unpaid) is at least $15 million; (vi) certain judgments for the payment of money in excess of $15 million; (vii) certain events of bankruptcy or insolvency with respect to us or any significant subsidiary; and (viii) certain defaults with respect to any collateral having a fair market value in excess of $15 million. If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal of the Notes and any accrued interest on the Notes to be due and payable immediately, subject to remedy or cure in certain cases. Certain events of bankruptcy or insolvency are Events of Default which will result in the Notes being due and payable immediately upon the occurrence of such Events of Default. At June 30, 2021, we were, and we remain, in compliance with all of the covenants under the Indenture.
Based on the balance of the Notes currently outstanding, we are required to pay $14.6 million per year in interest on the Notes. As of June 30, 2021, accrued interest on the Notes was $1.2 million.
We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During the three and six-month
periods ended June 30, 2021, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and six-month
periods ended June 30, 2020, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
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
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of June 30, 2021, the amount available under the ABL Facility was $25.0 million of which none was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Facility Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).
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

The Credit Agreement provides for the following events of default: (i) default for non-payment
of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At June 30, 2021, we were, and we remain, in compliance with all of the covenants under Credit Agreement.
We incurred debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three and six-month
periods ended June 30, 2021, $29,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL was amortized to interest expense. During the three and six-month
periods ended June 30, 2020, $50,000 and $0.1 million, respectively, of debt issue costs associated with the ABL was amortized to interest expense.
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
Summary of long-term debt obligations
Long-term debt consisted of the following:

	December 31, 2020	June 30, 2021
	(Dollars in thousands)
6.75% Senior Secured Notes	$216,341	$216,341
Less unamortized debt issuance costs based on imputed interest rate of 7.08%	(2,577)	(2,209)

6.75% Senior Secured Notes net carrying value	213,764	214,132
Asset-Based Revolving Credit Facility principal outstanding	5,000	—
SBA Paycheck Protection Program loans	—	11,195

Long-term debt less unamortized debt issuance costs	$218,764	$225,327

Less current portion	(5,000)	—

Long-term debt less unamortized debt issuance costs, net of current portion	$213,764	$225,327

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2021:

•	$216.3 million aggregate principal amount of Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2021 for each of the next five years and thereafter are as follows:

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
OFF-BALANCE
SHEET ARRANGEMENTS
At June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
and
15d-15(d)
of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and six months ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.

August 4, 2021	By:	/s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 4, 2021	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)