Form 10-Q
period 2021-09-30
SALEM MEDIA GROUP, INC. /DE/
filed 2021-11-05
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 2, 2021
Common Stock, $0.01 par value per share	21,431,824 shares

Class B	Outstanding at November 2, 2021
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION
SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31, 2020 (Note 1)	September 30, 2021 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,325	$23,781
Trade accounts receivable (net of allowances of $14,069 in 2020 and $11,680 in 2021)	24,469	24,429
Unbilled revenue	3,192	3,300
Other receivables (net of allowances of $124 in 2020 and $455 in 2021)	1,122	1,589
Inventories	495	907
Prepaid expenses	6,847	7,970
Assets held for sale	3,346	1,875

Total current assets	45,796	63,851

Notes receivable (net of allowance of $461 in 2020 and $996 in 2021)	721	364
Property and equipment (net of accumulated depreciation of $180,336 in 2020 and $185,127 in 2021)	79,122	78,425
Operating lease right-of-use assets	48,203	44,100
Financing lease right-of-use assets	152	121
Broadcast licenses	319,773	320,008
Goodwill	23,757	23,986
Amortizable intangible assets (net of accumulated amortization of $58,897 in 2020 and $57,769 in 2021)	4,017	2,785
Deferred financing costs	213	895
Other assets	2,817	3,678

Total assets	$524,571	$538,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,006	$2,180
Accrued expenses	11,002	11,740
Accrued compensation and related expenses	10,242	10,752
Accrued interest	1,225	2,750
Contract liabilities	11,652	11,561
Deferred rent income	147	114
Income taxes payable	563	626
Current portion of operating lease liabilities	8,963	8,604
Current portion of financing lease liabilities	60	59
Current portion of long-term debt	5,000	—

Total current liabilities	50,860	48,386

Long-term debt, less current portion	213,764	208,559
Operating lease liabilities, less current portion	47,740	43,180
Financing (capital) lease liabilities, less current portion	107	79
Deferred income taxes	68,883	69,287
Contract liabilities, long-term	1,869	2,081
Deferred rent income, less current portion	3,864	3,795
Other long-term liabilities	2,205	2,248

Total liabilities	389,292	377,615

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,447,317 and 23,639,824 issued and 21,129,667 and 21,322,174 outstanding at December 31, 2020 and September 30, 2021, respectively	227	229
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2020 and September 30, 2021, respectively	56	56
Additional paid-in capital	247,025	247,668
Accumulated deficit	(78,023)	(53,349)
Treasury stock, at cost (2,317,650 shares at December 31, 2020 and September 30, 2021)	(34,006)	(34,006)

Total stockholders’ equity	135,279	160,598

Total liabilities and stockholders’ equity	$524,571	$538,213

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net broadcast revenue	$45,391	$49,591	$130,041	$140,422
Net digital media revenue	9,808	10,645	28,355	30,603
Net publishing revenue	5,442	5,747	13,366	18,093

Total net revenue	60,641	65,983	171,762	189,118

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $447 and $480 for the three months ended September 30, 2020 and 2021, respectively, and $1,313 and $1,369 for the nine months ended September 30, 2020 and 2021, respectively, paid to related parties)	34,283	37,463	104,704	106,968
Digital media operating expenses, exclusive of depreciation and amortization shown below	7,144	8,269	23,123	25,280
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,814	5,213	16,443	16,844
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $18 and $0 for the three months ended September 30, 2020 and 2021, respectively, and $198 and $5 for the nine months ended September 30, 2020 and 2021, respectively, paid to related parties)	3,849	4,284	11,909	12,764
Debt modification costs	—	2,347	—	2,347
Depreciation	2,677	2,788	8,108	8,118
Amortization	751	427	2,578	1,553
Change in the estimated fair value of contingent earn-out consideration	(10)	—	(12)	—
Impairment of indefinite-lived long-term assets other than goodwill	—	—	17,254	—
Impairment of goodwill	—	—	307	—
Net (gain) loss on the disposition of assets	1,381	(10,607)	1,494	(10,552)

Total operating expenses	55,889	50,184	185,908	163,322

Operating income (loss)	4,752	15,799	(14,146)	25,796
Other income (expense):
Interest income	1	—	1	1
Interest expense	(4,024)	(4,026)	(12,069)	(11,887)
Gain on the forgiveness of PPP loans	—	11,212	—	11,212
Gain (loss) on the early retirement of long-term debt	—	(56)	49	(56)
Net miscellaneous income and (expenses)	1	2	(45)	87

Net income (loss) before income taxes	730	22,931	(26,210)	25,153
Provision for income taxes	401	837	31,180	479

Net income (loss)	$329	$22,094	$(57,390)	$24,674

Basic income (loss) per share data:
Basic income (loss) per share	$0.01	$0.82	$(2.15)	$0.92
Diluted income (loss) per share data:
Diluted income (loss) per share	$0.01	$0.81	$(2.15)	$0.91
Basic weighted average shares outstanding	26,683,363	26,870,664	26,683,363	26,825,483

Diluted weighted average shares outstanding	27,791,353	27,280,949	26,683,363	27,217,382

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data
)

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2019	23,447,317	$227	5,553,696	$56	$246,680	$(23,294)	$(34,006)	$189,663
Stock-based compensation	—	—	—	—	103	—	—	103
Cash distributions	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	(55,204)	—	(55,204)

Stockholders’ equity, March 31, 2020	23,447,317	$227	5,553,696	$56	$246,783	$(79,165)	$(34,006)	$133,895

Distributions per share	$0.025		$0.025

Stock-based compensation	—	—	—	—	96	—	—	96
Net loss	—	—	—	—	—	(2,515)	—	(2,515)

Stockholders’ equity, June 30, 2020	23,447,317	$227	5,553,696	$56	$246,879	$(81,680)	$(34,006)	$131,476
Stock-based compensation	—	—	—	—	74	—	—	74
Net income	—	—	—	—	—	329	—	329

Stockholders’ equity, September 30, 2020	23,447,317	$227	5,553,696	$56	$246,953	$(81,351)	$(34,006)	$131,879

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2020	23,447,317	$227	5,553,696	$56	$247,025	$(78,023)	$(34,006)	$135,279
Stock-based compensation	—	—	—	—	78	—	—	78
Options exercised	185,782	2	—	—	390	—	—	392
Net income	—	—	—	—	—	323	—	323

Stockholders’ equity, March 31, 2021	23,633,099	$229	5,553,696	$56	$247,493	$(77,700)	$(34,006)	$136,072

Stock-based compensation	—	—	—	—	84	—	—	84
Net income	—	—	—	—	—	2,257	—	2,257

Stockholders’ equity, June 30, 2021	23,633,099	$229	5,553,696	$56	$247,577	$(75,443)	$(34,006)	$138,413

Stock-based compensation	—	—	—	—	78	—	—	78
Options exercised	6,725	—	—	—	13	—	—	13
Net income	—	—	—	—	—	22,094	—	22,094

Stockholders’ equity, September 30, 2021	23,639,824	$229	5,553,696	$56	$247,668	$(53,349)	$(34,006)	$160,598

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2021
OPERATING ACTIVITIES
Net income (loss)	$(57,390)	$24,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock-based compensation	273	240
Depreciation and amortization	10,686	9,671
Amortization of deferred financing costs	675	690
Non-cash lease expense	6,745	6,527
Provision for bad debts	4,122	(248)
Deferred income taxes	30,954	404
Change in the estimated fair value of contingent earn-out consideration	(12)	—
Impairment of indefinite-lived long-term assets other than goodwill	17,254	—
Impairment of goodwill	307	—
Gain on the forgiveness of PPP loans	—	(11,212)
Gain (loss) on the early retirement of long-term debt	(49)	56
Net (gain) loss on the disposition of assets	1,494	(10,552)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	2,565	(67)
Inventories	99	(412)
Prepaid expenses and other current assets	(1,343)	(1,218)
Accounts payable and accrued expenses	5,871	2,596
Operating lease liabilities	(6,396)	(7,317)
Contract liabilities	5,274	782
Deferred rent income	(268)	28
Other liabilities	2,254	41
Income taxes payable	30	63

Net cash provided by operating activities	23,145	14,746

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(3,565)	(6,952)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(140)	(138)
Deposit on broadcast assets and radio station acquisitions	—	(100)
Purchases of broadcast assets and radio stations	—	(600)
Purchases of digital media businesses and assets	(400)	(3,980)
Proceeds from sale of long-lived assets	188	15,771
Proceeds from the cash surrender value of life insurance policies	2,363	—
Other	(353)	(1,227)

Net cash provided by (used in) investing activities	(1,907)	2,774

FINANCING ACTIVITIES
Proceeds from 2028 Notes	—	114,731
Payments to repurchase or exchange 2024 Notes	(3,392)	(119,443)
Proceeds from borrowings under ABL Facility	38,626	16
Payments on ABL Facility	(34,452)	(5,016)
Proceeds from borrowings under PPP Loans	—	11,195
Payments under PPP loans	—	17
Payments of debt issuance costs	(124)	(1,921)
Proceeds from the exercise of stock options	—	405
Payments on financing lease liabilities	(52)	(48)
Payment of cash distribution on common stock	(667)	—
Book overdraft	(1,885)	—

Net cash used in financing activities	(1,946)	(64)

Net increase in cash and cash equivalents	19,292	17,456
Cash and cash equivalents at beginning of year	6	6,325

Cash and cash equivalents at end of period	$19,298	$23,781

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$7,731	$9,628
Cash paid for interest on finance lease liabilities	$6	$6
Net cash paid for (received from) income taxes	$196	$13
Other supplemental disclosures of cash flow information:
Barter revenue	$2,152	$1,647
Barter expense	$1,971	$1,699
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$140	$138
Deferred payments on acquisitions	$708	—
Right-of-use assets acquired through operating leases	$2,715	$3,466
Right-of-use assets acquired through financing leases	$—	$17
Non-cash capital expenditures for property & equipment acquired under trade agreements	$4	$27
Net assets and liabilities assumed in a non-cash acquisition	$—	$311
Estimated present value of contingent-earn out consideration	$—	$11

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
Impact of the
COVID-19
Pandemic
The
COVID-19
global pandemic that began in March 2020 materially impacted our business. We experienced a rapid decline in revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who were particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
While we see progress being made in revenue returning to
pre-pandemic
levels, the
COVID-19
pandemic continues to create significant uncertainty and disruption in the economy. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments and right-of-use assets.
As a result, many estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.
During 2020 we implemented several measures to reduce costs and conserve cash to ensure that we had adequate cash to meet our debt servicing requirements, including:

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
As the economy continues to show signs of recovery, many of these cost reduction initiatives were reversed during 2021. We continue to operate with lower staffing levels, we have not reinstated the company 401(k) match and we have not paid equity distributions on our common stock.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act provided emergency economic assistance for individuals and businesses impacted by the
COVID-19
pandemic, including opportunities for additional liquidity, loan guarantees, and other government programs. On December 27, 2020, Congress passed the Consolidated Appropriations Act (“CAA”) that included a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We utilized certain benefits of the CARES Act and the CAA, including:

•
we deferred $3.3 million of employer FICA taxes from April 2020 through December 2020, with 50% payable in December 2021 recorded in accrued compensation and related expenses and 50% payable in December 2022 recorded in other long-term liabilities;

•	relaxation of interest expense deduction limitation for income tax purposes;

•
we received Paycheck Protection Program (“PPP”) loans of $11.2 million in total during the first quarter of 2021 through the Small Business Association (“SBA”) based on the eligibility as determined on a per-location
basis; and

•	In July 2021, the SBA forgave all but $20,000 of the PPP loans, with the remaining PPP loan repaid in July 2021.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Salem include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Information with respect to the three and nine months ended September 30, 2021 and 2020 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
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
Significant areas for which management uses estimates include:

•	revenue recognition;

•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;

•	probabilities associated with the potential for contingent earn-out consideration;

•	fair value measurements;

•	contingency reserves;

•	allowance for doubtful accounts;

•	sales returns and allowances;

•	barter transactions;

•	inventory obsolescence;

•	reserves for royalty advances;

•	fair value of equity awards;

•	self-insurance reserves;

•	estimated lives for tangible and intangible assets;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting Right-Of-Use (“ROU”) assets and lease liabilities;

•	determining the Incremental Borrowing Rate (“IBR”) for calculating ROU assets and lease liabilities,

•	income tax valuation allowances;

•	uncertain tax positions; and

•	estimates used in going concern analysis.
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
Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact our financial statements have been implemented. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position, results of operations or cash flows
.
NOTE 3. RECENT TRANSACTIONS
During the nine-month period ended September 30, 2021, we completed or entered into the following transactions:
Debt Transactions
On September 24, 2021, we repurchased $4.7 million of the 6.75% Senior Secured Notes due 2024 (“2024 Notes”) for $4.7 million in cash, recognizing a net loss of $56,000 after adjusting for bond issuance costs.
On September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (“2028 Notes.”) Contemporaneously with the refinancing, we obtained commitments from the holders of the 2028 Notes to purchase up to $50 million in additional 2028 Notes (“Delayed Draw 2028 Notes,”) contingent upon satisfying certain performance benchmarks, the proceeds of which are to be used exclusively to repurchase or repay the remaining balance outstanding of the 2024 Notes. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470, “
Debt
.” We incurred debt issuance costs of $4.2 million, of which $2.3 million of third-party debt modification costs are reflected in operating expenses for the current period, $0.8 million is deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes.
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. The PPP loans were accounted for as debt in accordance with FASB ASC Topic 470. The loan balances and accrued interest were forgivable provided that the proceeds were used for eligible purposes, including payroll, benefits, rent and utilities within the covered period. We used the PPP loan proceeds according to the terms and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax
gain on the forgiveness of $11.2 million. The remaining PPP loan was repaid in July 2021.
Shelf Registration Statement and
At-the-Market
Facility
In April 2021, we filed a prospectus supplement to our shelf registration statement on Form
S-3
with the SEC covering the offering, issuance and sale of up to $15.0 million of our Class A Common Stock pursuant to an at-the-market
facility, with B. Riley Securities, Inc. acting as sales agent. No Common Stock transactions have taken place under the facility.

Acquisitions
The operating results of our business acquisitions and asset purchases are included in our consolidated results of operations from their respective closing date or the date that we began operating them under a Local Marketing Agreement (“LMA”) or Time Brokerage Agreement (“TBA.”)
On July 2, 2021, we acquired the SeniorResource.com domain for $0.1 million in cash.
On July 1, 2021, we acquired the ShiftWorship.com domain and digital assets for $2.6 million in cash. The digital content library is operated within Salem Web Network’s church products division. We recognized goodwill of $0.2 million attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations.
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
A summary of our business acquisitions and asset purchases during the nine-month period ending September 30, 2021, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
July 2, 2021	SeniorResource.com (asset acquisition)	$80
July 1, 2021	ShiftWorship.com (business acquisition)	2,600
June 1, 2021	KDIA-AM and KDYA-AM San Francisco, California (business acquisition)	600
April 28, 2021	Centerline New Media (business acquisition)	1,300
March 8, 2021	Triple Threat Trader (asset acquisition)	127

		$4,707

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
The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out
consideration. We estimate the fair value of any contingent
earn-out
consideration using a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are not observable in the market
and
thus represent a Level 3 measurement as defined in Note 12, Fair Value Measurements and Disclosures.
The total purchase price consideration for our business acquisitions and asset purchases the nine-month period ending September 30, 2021, is as follows:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$4,580
Deferred payments	116
Present value of estimated fair value of contingent earn-out consideration	11

Total purchase price consideration	$4,707

The allocations presented in the table below are based upon estimates of the fair values using valuation techniques including income, cost and market approaches. The following preliminary purchase price allocations are based upon the valuation of assets and these estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. Differences between the preliminary and final valuation could be substantially different from the initial estimate.

		Net Broadcast Assets Acquired	Net Digital Assets Acquired	Total Net Assets

		(Dollars in thousands)
Assets
	Property and equipment	$361	$3,221	$3,582
	Broadcast licenses	235	—	235
	Goodwill	4	225	229
	Customer lists and contracts	—	789	789
	Domain and brand names	—	66	66

		$600	$4,301	$4,901

Liabilities
	Contract liabilities, short-term	—	(194)	(194)

		$600	$4,107	$4,707

Divestitures
The operating results of business and asset divestitures are excluded from our consolidated results of operations from their respective closing date or the date that a third-party began operating them under an LMA or TBA.
On July 27, 2021, we sold the Hilary Kramer Financial Newsletter and related assets for $0.2 million to be collected in quarterly installments over the two-year
period ending September 30, 2023. We recognized a
pre-tax
gain on the sale of $0.1 million.
On July 23, 2021, we sold approximately 34 acres of land in Lewisville, Texas, for $12.1 million in cash. The land was being used for as the transmitter site for company owned radio station
KSKY-AM.
We retained a portion of the land in the southwest corner of the site to continue operating the radio station. We recognized a pre-tax
gain on the sale of $10.5 million.
On May 25, 2021, we sold Singing News Magazine and Singing News Radio for $0.1 million in cash. In addition to the assets sold, the buyer assumed deferred subscription liabilities of $0.4 million resulting in a pre-tax
gain on the sale of $0.5 million.
On March 18, 2021, we sold radio station
WKAT-AM
and an FM translator in Miami, Florida for $3.5 million. We collected $3.2 million in cash upon closing and received a promissory note for $0.3 million due one year from the closing date. The buyer began operating the station under an LMA in November 2020. We recognized an estimated pre-tax
loss of $1.4 million during the three-month period ended September 30, 2020, the date we entered into an Asset Purchase Agreement (“APA”) with the buyer, which reflected the sale price as compared to the carrying value of the assets to be sold, estimated closing costs, and the write-off
of the remaining Miami assets as a result of exiting this market. We adjusted the pre-tax
loss by $0.4 million to $1.8 million upon closing based on the actual closing costs incurred and a reconciliation of total station assets to the assets included in the sale.
Pending Transactions
On August 31, 2021, we entered an agreement to sell 9.3 acres of land in the Denver area for $8.2 million.
We expect to close this sale early in 2022 and plan to continue broadcasting both
KRKS-AM
and
KBJD-AM
from this site.
On August 23, 2021, we entered an agreement to sell approximately 77 acres of land in Tampa, Florida for $13.5 million. We will move the transmitter for
WTBN-AM
and diplex it at our owned and operated
WGUL-AM
facility. We expect to close on this transaction by the end of the year.
On June 2, 2021, we entered into an APA to acquire radio station
KKOL-AM
in Seattle, Washington for $0.5 million. We paid $0.1 million in cash into an escrow account and we began operating the station under an LMA on June 7, 2021.
On February 5, 2020, we entered into an APA with Word Broadcasting to sell radio stations
WFIA-AM,
WFIA-FM
and
WGTK-AM
in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under a TBA. Due to changes in debt markets, the transaction was not funded, and it is uncertain when, or if, the transaction will close. Word Broadcasting continues to program the stations under a TBA that began in January 2017.

NOTE 4. REVENUE RECOGNITION
We recognize revenue in accordance with FASB ASC Topic 606, “
Revenue from Contracts with Customers,”
a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to customers at an amount that reflects the consideration expected to be received. The application of FASB ASC Topic 606 requires us to use significant judgment and estimates when applying a five-step model applicable to all revenue streams.
The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Nine Months Ended September 30, 2021
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$35,824	$—	$—	$35,824
Block Programming – Local	18,072	—	—	18,072
Spot Advertising – National	10,565	—	—	10,565
Spot Advertising – Local	30,123	—	—	30,123
Infomercials	682	—	—	682
Network	14,729	—	—	14,729
Digital Advertising	18,415	13,859	132	32,406
Digital Streaming	3,559	2,579	—	6,138
Digital Downloads and eBooks	509	4,637	1,294	6,440
Subscriptions	828	9,227	262	10,317
Book Sales and e-commerce, net of estimated sales returns and allowances	289	163	10,851	11,303
Self-Publishing Fees	—	—	4,730	4,730
Print Advertising	2	—	123	125
Other Revenues	6,825	138	701	7,664

	$140,422	$30,603	$18,093	$189,118

Timing of Revenue Recognition
Point in Time	$138,540	$30,603	$18,093	$187,236
Rental Income (1)	1,882	—	—	1,882

	$140,422	$30,603	$18,093	$189,118

	Nine Months Ended September 30, 2020
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$35,536	$—	$—	$35,536
Block Programming – Local	18,211	—	—	18,211
Spot Advertising – National	10,179	—	—	10,179
Spot Advertising – Local	28,630	—	—	28,630
Infomercials	750	—	—	750
Network	13,505	—	—	13,505
Digital Advertising	10,676	14,473	216	25,365
Digital Streaming	1,981	2,611	—	4,592
Digital Downloads and eBooks	3,049	4,291	960	8,300
Subscriptions	868	6,679	519	8,066
Book Sales and e-commerce, net of estimated sales returns and allowances	1,128	108	6,849	8,085
Self-Publishing Fees	—	—	3,860	3,860
Print Advertising	1	—	278	279
Other Revenues	5,527	193	684	6,404

	$130,041	$28,355	$13,366	$171,762

Timing of Revenue Recognition
Point in Time	$128,157	$28,319	$13,366	$169,842
Rental Income (1)	1,884	36	—	1,920

	$130,041	$28,355	$13,366	$171,762

(1)
Rental income is not applicable to FASB ASC Topic 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Condensed Consolidated Financial Statements within this report on Form
10-Q.

A summary of our principal sources of revenue is as follows:
Block Programming
.
We recognize revenue from the sale of blocks of airtime to program producers that typically range from 12
1
/
2
, 25 or
50-minutes
of time. We separate block program revenue into
three
categories, National, Local and Infomercial revenue. Our stations are classified by format, including our three main formats Christian Teaching and Talk, News Talk, and Contemporary Christian Music. National and local programming content is complementary to our station format while infomercials are closely associated with long-form advertisements. Block programming revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Programming revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. Block Programming revenue may also include variable consideration for charities and programmers that purchase blocks of airtime to generate donations and contributions from our audience.
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
Digital Advertising.
We recognize revenue from the sale of advertising on our owned and operated websites, the sale of advertisements on our own and operated mobile applications, the sale of advertisements in digital newsletters that we produce, the sale of advertising in streaming and podcasts, and the sale of custom digital advertising solutions, such as web pages and social media campaigns that we offer to our customers. Digital advertising revenue is recognized at the time that the advertisement is delivered, or when the number of impressions delivered meets the previously agreed-upon performance criteria, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Digital advertising revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.
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
to
two years
, with a money-back guarantee for the first 30 days. Refunds after the first
30-day
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
Advertising – Print
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
Trade and Barter Transactions
In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash
exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency
.
Trade and barter revenues and expenses were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2021	2020	2021

	(Dollars in thousands)
Net broadcast barter revenue	$444	$582	$2,118	$1,647
Net digital media barter revenue	—	—	—	—
Net publishing barter revenue	3	—	34	—
Net broadcast barter expense	$413	$619	$1,971	$1,704
Net digital media barter expense	—	—	—	—
Net publishing barter expense	—	(2)	—	(5)
Contract Assets
Contract Assets – Costs to Obtain a Contract:
We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in our Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commissions are periodically reviewed for impairment. At September 30, 2021, our prepaid commissions were $0.7 million.
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
two-years
for which some customers have purchased and paid for multiple years.

Significant changes in our contract liabilities balances during the period are as follows:

	Short-Term	Long-Term

	(Dollars in thousands)
Balance, beginning of period January 1, 2021	$11,652	$1,869
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(7,770)	—
Additional amounts recognized during the period	19,742	883
Revenue recognized during the period that was recorded during the period	(12,734)	—
Transfers	671	(671)

Balance, end of period September 30, 2021	$11,561	$2,081

Amount refundable at beginning of period	$11,607	$1,869
Amount refundable at end of period	$11,549	$2,081
We expect to satisfy these performance obligations as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2022	$11,561
2023	979
2024	787
2025	238
2026	77
Thereafter	—

$13,642

Significant Financing Component
Our sales agreements are typically less than 12 months; however, we may sell subscriptions with a two-year
term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between October 1, 2021, and September 30, 2026. The difference between the promised consideration and the cash selling price of the publications is not significant and therefore, we concluded that subscriptions do not contain a significant financing component under FASB ASC Topic 606.
Our self-publishing contracts may exceed a
one-year
term due to the length of time for an author to submit and approve a manuscript for publication. The author may pay for publishing services in installments over the production timeline with payments due in advance of performance. The timing of the transfer of goods and services under self-publishing arrangements are at the discretion of the author and based on future events that are not substantially within our control. We require advance payments to provide us with protection from incurring costs for products that are unique and only sellable to the author. Based on these considerations, we have concluded that our self-publishing contracts do not contain a significant financing component under FASB ASC Topic 606.
NOTE 5. INVENTORIES
Inventories consist of finished books from Regnery
®
Publishing. All inventories are valued at the lower of cost or net realizable value as determined on a weighted average cost method.
NOTE 6. PROPERTY AND EQUIPMENT
We account for property and equipment in accordance with FASB ASC Topic
360-10,
“
Property, Plant and Equipment
.”

The following is a summary of the categories of our property and equipment:

	December 31, 2020	September 30, 2021

	(Dollars in thousands)
Buildings	$28,922	$28,567
Office furnishings and equipment	36,875	36,592
Antennae, towers and transmitting equipment	78,057	77,543
Studio, production, and mobile equipment	29,023	29,333
Computer software and website development costs	33,928	38,272
Record and tape libraries	17	—
Automobiles	1,514	1,492
Leasehold improvements	18,187	18,703

	$226,523	$230,502
Less accumulated depreciation	(180,336)	(185,127)

	46,187	45,375
Land	$30,254	$27,040
Construction-in-progress	2,681	6,010

	$79,122	$78,425

Depreciation expense was approximately $2.7 million for the three-month periods ended September 30, 2021 and 2020, and $8.1 million for the nine-month periods ended September 30, 2021 and 2020. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the three- and nine-month period ended September 30, 2021
.
NOTE 7. OPERATING AND FINANCE LEASE
RIGHT-OF-USE
ASSETS
Leases
We account for leases in accordance with FASB ASC Topic 842, “
Leases
” that requires lessees to recognize Right of Use (“ROU”) assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. FASB ASC Topic 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.
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

Balance Sheet
Supplemental balance sheet information related to leases is as follows:

	September 30, 2021
	(Dollars in thousands)

Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$6,303	$37,797	$44,100

Operating lease liabilities (current)	$1,004	$7,600	$8,604
Operating lease liabilities (non-current)	5,479	37,701	43,180

Total operating lease liabilities	$6,483	$45,301	$51,784

Weighted Average Remaining Lease Term
Operating leases	7.8 years
Finance leases	2.9 years
Weighted Average Discount Rate
Operating leases	7.98%
Finance leases	5.74%
Lease Expense
The components of lease expense were as follows:

Nine Months Ended September 30, 2021
(Dollars in thousands)
Amortization of finance lease ROU Assets	$48
Interest on finance lease liabilities	6

Finance lease expense	54
Operating lease expense	9,656
Variable lease expense	430
Short-term lease expense	444

Total lease expense	$10,584

Supplemental Cash Flow
Supplemental cash flow information related to leases was
as
follows:

Nine Months Ended September 30, 2021
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,403
Operating cash flows from finance leases	4
Financing cash flows from finance leases	48
Leased assets obtained in exchange for new operating lease liabilities	$3,466
Leased assets obtained in exchange for new finance lease liabilities	17

Maturities
Future minimum lease payments under leases that had initial or remaining non-cancelable
lease terms in excess of one year as of September 30, 2021, are as follows:

	Operating Leases

	Related Party	Other	Total	Finance Leases	Total

	(Dollars in thousands)
2021 (Oct-Dec)	$1,505	$10,789	$12,294	$66	$12,360
2022	1,370	10,908	12,278	47	12,325
2023	1,070	8,533	9,603	24	9,627
2024	1,021	6,890	7,911	10	7,921
2025	1,089	5,640	6,729	1	6,730
Thereafter	3,293	22,222	25,515	—	25,515

Undiscounted Cash Flows	$9,348	$64,982	$74,330	$148	$74,478

Less: imputed interest	(2,865)	(19,681)	(22,546)	(10)	(22,556)

Total	$6,483	$45,301	$51,784	$138	$51,922

Reconciliation to lease liabilities:
Lease liabilities – current	$1,004	$7,600	$8,604	$59	$8,663
Lease liabilities – long-term	5,479	37,701	43,180	79	43,259

Total Lease Liabilities	$6,483	$45,301	$51,784	$138	$51,922

NOTE 8. BROADCAST LICENSES
We account for broadcast licenses in accordance with FASB ASC Topic 350 “
Intangibles—Goodwill and Other
.” We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. In the case of our broadcast radio stations, we would not be able to operate the properties without the related broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various
regulatory requirements that are necessary for the FCC renewal and all of our broadcast licenses have been renewed at the end of their respective periods. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. We are not aware of any legal, competitive, economic or other factors that materially limit the useful life of our broadcast licenses. There were no indications of impairment during the three- and nine-month period ended September 30, 2021.
The following table presents the changes in broadcasting licenses including acquisitions and divestitures of radio stations and
FM
translators.

Broadcast Licenses	Twelve Months Ended December 31, 2020	Nine Months Ended September 30, 2021

	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$435,300	$434,209
Accumulated loss on impairment, beginning of period	(97,442)	(114,436)

Balance after cumulative loss on impairment, beginning of period	337,858	319,773

Acquisitions of radio stations	—	235
Dispositions of radio stations	(1,091)	—
Impairments based on the estimated fair value of broadcast licenses	(16,994)	—

Balance, end of period after cumulative loss on impairment	$319,773	$320,008

Balance, end of period before cumulative loss on impairment	$434,209	$434,444
Accumulated loss on impairment, end of period	(114,436)	(114,436)

Balance, end of period after cumulative loss on impairment	$319,773	$320,008

NOTE 9. GOODWILL
We account for goodwill in accordance with FASB ASC Topic 350 “
Intangibles—Goodwill and Other
.” We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. There were no indications of impairment during the three- and nine-month period ended September 30, 2021.
The following table presents the changes in goodwill including business acquisitions and dispositions as discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2020	Nine Months Ended September 30, 2021

	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,454	$28,520
Accumulated loss on impairment	(4,456)	(4,763)

Balance, beginning of period after cumulative loss on impairment	23,998	23,757

Acquisitions of radio stations	66	4
Acquisitions of digital media entities	—	225
Impairments based on the estimated fair value goodwill	(307)	—

Ending period balance	$23,757	$23,986

Balance, end of period before cumulative loss on impairment	28,520	28,749
Accumulated loss on impairment	(4,763)	(4,763)

Ending period balance	$23,757	$23,986

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS
The following tables provide a summary of our significant classes of amortizable intangible assets:

	September 30, 2021
		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)
Customer lists and contracts	$23,700	$(21,987)	$1,713
Domain and brand names	19,875	(19,340)	535
Favorable and assigned leases	2,188	(1,955)	233
Subscriber base and lists	8,647	(8,343)	304
Author relationships	2,771	(2,771)	—
Non-compete agreements	2,041	(2,041)	—
Other amortizable intangible assets	1,332	(1,332)	—

	$60,554	$(57,769)	$2,785

	December 31, 2020

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)
Customer lists and contracts	$24,012	$(22,533)	$1,479
Domain and brand names	20,350	(19,127)	1,223
Favorable and assigned leases	2,188	(1,943)	245
Subscriber base and lists	9,886	(8,974)	912
Author relationships	2,771	(2,765)	6
Non-compete agreements	2,041	(1,954)	87
Other amortizable intangible assets	1,666	(1,601)	65

	$62,914	$(58,897)	$4,017

Amortization expense was approximately $0.4 million and $0.8 million for the three-month periods ended September 30, 2021 and 2020, respectively and $1.5 million and $2.6 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Based on the amortizable intangible assets as of September 30, 2021, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2021 (Oct – Dec)	$341
2022	1,219
2023	796
2024	205
2025	21
Thereafter	203

Total	$2,785

NOTE 11. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2020	September 30, 2021

	(Dollars in thousands)
7.125% Senior Secured Notes	$—	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	—	(4,048)

7.125% Senior Secured Notes net carrying value	—	110,683

6.75% Senior Secured Notes	216,341	98,815
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(2,577)	(939)

6.75% Senior Secured Notes net carrying value	213,764	97,876

Asset-Based Revolving Credit Facility principal outstanding (1)	5,000	—
SBA Paycheck Protection Program loans	—	—

Long-term debt less unamortized discount and debt issuance costs	$218,764	$208,559

Less current portion	(5,000)	—

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$213,764	$208,559

(1)
As of September 30, 2021, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $24.6 million, no outstanding borrowings and $0.3 million of outstanding letters of credit, resulting in a $24.3 million borrowing base availability.

Our weighted average interest rate was 6.65% and 6.94% at December 31, 2020 and September 30, 2021, respectively
.
In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2021:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$98.8 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
7.125% Senior Secured Notes
On September 10, 2021, we refinanced $112.8 million of the 2024 Notes by exchanging $112.8 million of 2024 Notes into $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (“2028 Notes.”) Contemporaneously with the refinancing, we obtained commitments from the holders of the 2028 Notes to purchase up to $50 million in additional 2028 Notes (“Delayed Draw 2028 Notes”), contingent upon satisfying certain performance benchmarks, the proceeds of which are to be used exclusively to repurchase or repay the remaining balance outstanding of the 2024 Notes.

The 2028 Notes and the related guarantees were exchanged and sold to certain holders of the 2024 Notes, whom we believe to be qualified institutional buyers, in a private placement. The 2028 Notes and the related guarantees have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States or to U.S. persons absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act or any state securities laws. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with FASB ASC Topic 470.
The 2028 Notes are guaranteed on a senior secured basis. We may redeem the 7.125% Notes, in whole or in part, at any time prior to June 1, 2024 at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2024, we may redeem some or all of the 2028 Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the 2028 Notes Indenture, plus accrued and unpaid interest, if any, to, but not including the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2028 Notes before June 1, 2024 with the net cash proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount plus accrued and unpaid interest, if any, to, but not including the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the 2028 Notes per twelve-month period, in connection with up to two redemptions in such twelve-month period, at a redemption price of 101% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date.
The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding, we are required to pay $8.2 million per year in interest. As of September 30, 2021, accrued interest on the 2028 Notes was $0.5 million.
The indenture to the 2028 Notes (“2028 Indenture”) contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At September 30, 2021, we were, and we remain, in compliance with all of the covenants under the 7.125% Indenture.
We incurred debt issuance costs of $4.2 million, of which $2.3 million of third-party debt modification costs are reflected in operating expenses for the current period, $0.8 million is deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes.
SBA PPP Loans
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. The PPP loans were accounted for as debt in accordance with FASB ASC Topic 470. The loan balances and accrued interest were forgivable provided that the proceeds were used for eligible purposes, including payroll, benefits, rent and utilities within the covered period. We used the PPP loan proceeds according to the terms and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax
gain on the forgiveness of $11.2 million. The remaining PPP loan was repaid in July 2021.
6.75% Senior Secured Notes
On May 19, 2017, we issued 6.75% Senior Secured Notes (“2024 Notes”) in a private placement. The 2024 Notes are guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The 2024 Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year.
The 2024 Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral (as described below) (the “2024 Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).
The indenture relating to the 2024 Notes (the “2024 Indenture”) contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At September 30, 2021, we were, and we remain, in compliance with all of the covenants under the Indenture.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the 2024 Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.
As described above, on September 10, 2021, we exchanges of $112.8 million of the 2024 Notes for $114.7 million of newly issued 2028 Notes, reflecting a call premium of 1.688%. Bond issuance costs of $1.1 million associated with the $112.8 million of the 2024 Notes are being amortized as part of the effective yield on the 2028 Notes.
On September 24, 2021, we repurchased $4.7 million of the 2024 Notes for $4.7 million in cash, recognizing a net loss of $56,000 after adjusting for bond issuance costs.
Based on the balance of the 2024 Notes outstanding of $98.8 million, we are required to pay $6.6 million per year in interest on the 2024 Notes. As of September 30, 2021, accrued interest on the 2024 Notes was $2.3 million.
We incurred debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During the three and nine-month periods ended September 30, 2021, $0.2 million and $0.5 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and nine-month periods ended September 30, 2020, $0.2 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
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
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of September 30, 2021, the amount available under the ABL Facility was $25.0 million of which none was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Facility Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof). At September 30, 2021, we were, and we remain, in compliance with all of the covenants under Credit Agreement.
On September 10, 2021, we entered into the fifth amendment to the ABL Facility to designate the incurrence of the 2028 Notes, and any further refinancing of 2024 Notes through the issuance of additional 2028 Notes, as permitted indebtedness thereunder and to effect related arrangements for the interests in the ABL Priority Collateral and the Notes Priority Collateral. We incurred debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three and nine-month periods ended September 30, 2021, $27,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL was amortized to interest expense. During the three and nine-month periods ended September 30, 2020, $30,000 and $0.1 million, respectively, of debt issue costs associated with the ABL was amortized to interest expense.
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

Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2021 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended September 30,	(Dollars in thousands)
2022	$—
2023	—
2024	98,815
2025	—
2026	—
Thereafter	114,731

$213,546

NOTE 12. FAIR VALUE MEASUREMENTS
As of September 30, 2021, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at September 30, 2021 was $213.5 million compared to the estimated fair value of $213.3 million, based on the prevailing interest rates and trading activity of our Notes.
We have certain assets that are measured at fair value on a
non-recurring
basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.
The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	September 30, 2021

	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3

	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$11	—	—	$11
Long-term debt less unamortized discount and debt issuance costs	208,559	—	208,314	—
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
The adoption of ASU
2019-12,
“
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”
(“ASU
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

During the interim period ended September 30, 2021, we computed the income tax provision using the estimated effective annual rate applicable for the full year. We updated our forecast to project income for the 2021 calendar year. In accordance with the guidance under FASB ASC Topic
740-270-25-4,
we measured the estimated utilization of the operating loss carryforwards and the release of the valuation allowance for both federal and state jurisdictions.
The effective tax rate differs from our statutory rate as a result of the forecasted change in the valuation allowance against expected operating income, permanently disallowed expenses, PPP loan forgiveness, state tax and changes to the deferred tax liability for amortization of indefinite-lived intangible assets.
Given that we have a valuation allowance placed on our net operating losses, and as part of our annual effective tax rate exercise, we estimate annual taxable income for purposes of determining the utilization of the operating loss carryforwards resulting in a tax benefit recognized in the overall annual effective tax rate. We recognized a favorable tax adjustment attributable to the GAAP income recognition of the PPP loan forgiveness within the quarter as a discrete adjustment for both federal and state jurisdictions where applicable given its unusual and infrequent nature.
During the quarter ended September 30, 2021, we refinanced $112.8 million of the 2024 Notes by exchanging $112.8 million of the 2024 Notes into $114.7 million of newly issued 2028 Notes, incurring third-party debt modification costs during the quarter. For tax purposes, we considered these debt modification costs in our operating loss utilization analysis.
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

NOTE 15. STOCK INCENTIVE PLAN
Our Amended and Restated 1999 Stock Incentive Plan (the “Plan”) provides for grants of equity-based awards to employees, non-employee
directors and officers, and advisors (“Eligible Persons”). A maximum of 8,000,000 shares are authorized under the Plan. Insiders may participate in plans established pursuant to Rule
10b5-1
under the Exchange Act that allow them to exercise awards subject to pre-established
criteria.
We recognize
non-cash
stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718 “
Compensation—Stock Compensation
.” Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three- and six-
month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2021	2020	2021

	(Dollars in thousands)		(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$30	$23	$122	$75
Stock option compensation expense included in broadcast operating expenses	32	31	106	92
Stock option compensation expense included in digital media operating expenses	12	24	44	73
Stock option compensation expense included in publishing operating expenses	—	—	1	—

Total stock-based compensation expense, pre-tax	$74	$78	$273	$240

Tax expense for stock-based compensation expense	(19)	(20)	(71)	(62)

Total stock-based compensation expense, net of tax	$55	$58	$202	$178

Stock Option and Restricted Stock Grants
Eligible employees may receive incentive and
non-qualified
stock option awards that allow the recipient to purchase shares of our common stock at a set price, not to be less than the closing market price on the date of award, for no consideration payable by the recipient. The related number of shares underlying the stock option is fixed at the time of the grant. Options generally vest over a four-year period with a maximum term of five years from the vesting date.
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
The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three- and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020	September 30, 2021	September 30, 2021
Expected volatility	n/a	53.96%	79.99%	75.98%
Expected dividends	n/a	7.30%	0.00%	0.00%
Expected term (in years)	n/a	7.6	8.0	7.8
Risk-free interest rate	n/a	1.14%	1.27	1.03%

Activity with respect to the company’s option awards during the nine-month period ended September 30, 2021 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2021	2,291,020	$3.23	$1.52	4.3 years	$—
Granted	270,000	2.14	1.55		—
Exercised	(192,507)	2.11	0.97		200
Forfeited or expired	(157,446)	6.73	4.74		—

Outstanding at September 30, 2021	2,211,067	$2.95	$1.34	4.4 years	$2,484

Exercisable at September 30, 2021	1,209,942	$3.84	$1.75	2.6 years	$640

Expected to Vest	950,568	$2.97	$1.35	4.3 years	$2,391

Activity with respect to the company’s restricted stock awards during the nine-month period ended September 30, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2021	107,990	$1.85	1.67 years	$112
Granted	—	—	—	—
Lapsed	(41,323)	2.42	—	100
Forfeited	—	—	—	—

Outstanding at September 30, 2021	66,667	$1.50	0.02 years	$247

The aggregate intrinsic value represents the difference between the company’s closing stock price on September 30, 2021 of $3.71 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended September 30, 2021 and 2020 was $0.3 million and $0.4 million, respectively.
As of September 30, 2021, there was $22,000 of total unrecognized compensation cost related to non-vested
stock option awards. This cost is expected to be recognized over a weighted-average period of 2.3 years.
NOTE 16. EQUITY TRANSACTIONS
In April 2021, we filed a prospectus supplement to our shelf registration statement on Form
S-3
with the SEC covering the offering, issuance and sale of up to $15.0 million of our Class A Common Stock pursuant to an at-the-market
facility, with B. Riley Securities, Inc. acting as sales agent. No Common Stock transactions have taken place under the facility.
We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “
Compensation-Stock Compensation
.” As a result, $0.1 million and $0.2 million of
non-cash
stock-based compensation expense has been recorded to additional paid-in
capital for the three- and nine-month periods ended September 30, 2021, respectively, in comparison to $0.1 million and $0.3 million of non-cash
stock-based compensation expense having been recorded to additional paid-in
capital for the three- and nine-month periods ended September 30, 2020, respectively.
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

The table below presents financial information for each operating segment as of September 30, 2021 and 2020 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Three Months Ended September 30, 2021
Net revenue	$49,591	$10,645	$5,747	$—	$65,983
Operating expenses	37,463	8,269	5,213	4,284	55,229

Net operating income (loss) before depreciation, amortization, and net (gain) loss on the disposition of assets	$12,128	$2,376	$534	$(4,284)	$10,754

Debt modification costs	—	—	—	2,347	2,347
Depreciation	1,539	965	43	241	2,788
Amortization	4	375	48	—	427
Net (gain) loss on the disposition of assets	(10,505)	(148)	22	24	(10,607)

Net operating income (loss)	$21,090	$1,184	$421	$(6,896)	$15,799

Three Months Ended September 30, 2020
Net revenue	$45,391	$9,808	$5,442	$—	$60,641
Operating expenses	34,283	7,144	5,814	3,849	51,090

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$11,108	$2,664	$(372)	$(3,849)	$9,551

Depreciation	1,626	746	70	235	2,677
Amortization	4	537	210	—	751
Change in the estimated fair value of contingent earn-out consideration	—	(10)	—	—	(10)
Net (gain) loss on the disposition of assets	1,380	—	1	—	1,381

Net operating income (loss)	$8,098	$1,391	$(653)	$(4,084)	$4,752

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Nine Months Ended September 30, 2021
Net revenue	$140,422	$30,603	$18,093	$—	$189,118
Operating expenses	106,968	25,280	16,844	12,764	161,856

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$33,454	$5,323	$1,249	$(12,764)	$27,262

Debt modification costs	—	—	—	2,347	2,347
Depreciation	4,667	2,606	134	711	8,118
Amortization	12	1,204	337	—	1,553
Net (gain) loss on the disposition of assets	(10,187)	(83)	(306)	24	(10,552)

Net operating income (loss)	$38,962	$1,596	$1,084	$(15,846)	$25,796

Nine Months Ended September 30, 2020
Net revenue	$130,041	$28,355	$13,366	$—	$171,762
Operating expenses	104,704	23,123	16,443	11,909	156,179

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$25,337	$5,232	$(3,077)	$(11,909)	$15,583

Depreciation	4,912	2,284	212	700	8,108
Amortization	18	1,928	631	1	2,578
Change in the estimated fair value of contingent earn-out consideration	—	(12)	—	—	(12)
Impairment of indefinite-lived long-term assets other than goodwill	16,994	—	260	—	17,254
Impairment of goodwill	184	10	105	8	307
Net (gain) loss on the disposition of assets	1,489	—	1	4	1,494

Net operating income (loss)	$1,740	$1,022	$(4,286)	$(12,622)	$(14,146)

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated

	(Dollars in thousands)
As of September 30, 2021
Inventories, net	$—	$—	$907	$—	$907
Property and equipment, net	60,502	8,619	723	8,581	78,425
Broadcast licenses	320,008	—	—	—	320,008
Goodwill	2,750	19,790	1,446	—	23,986
Amortizable intangible assets, net	233	2,552	—	—	2,785
As of December 31, 2020
Inventories, net	$—	$—	$495	$—	$495
Property and equipment, net	64,231	6,221	741	7,929	79,122
Broadcast licenses	319,773	—	—	—	319,773
Goodwill	2,746	19,565	1,446	—	23,757
Amortizable intangible assets, net	246	3,434	337	—	4,017
NOTE 18. SUBSEQUENT EVENTS
The following additional repurchases of the 2024 Notes were made after September 30, 2021:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Loss
	(Dollars in thousands)
October 25, 2021	$2,000	$2,020	101.00%	$19	$39
October 12, 2021	250	251	100.38%	2	3
October 5, 2021	763	766	100.38%	7	10
October 4, 2021	628	629	100.13%	6	7

	$3,641	$3,666		$34	59

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash
exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the nine months ended September 30, 2021 and 2020, 99% and 98%, respectively of our broadcast revenue was sold for cash.
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
Publishing operating expenses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease costs and utilities, (iii) marketing and promotional expenses; and (iv) cost of goods sold that includes printing and production costs, fulfillment costs, author royalties and inventory obsolescence charges.
Known Trends and Uncertainties
The
COVID-19
global pandemic that began in March 2020 materially impacted our business. We experienced a rapid decline in revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who were particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.

While we see progress being made in revenue returning to
pre-pandemic
levels, the
COVID-19
pandemic continues to create significant uncertainty and disruption in the economy. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments and right-of-use assets.
As a result, many estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.
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
Our broadcast spot advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 13.8% and 21.8%, respectively, of our total net broadcast spot advertising revenue during the nine-month period ended September 30, 2021 compared to 14.3% and 22.1%, respectively, of our total net broadcast spot advertising revenue during the same period of the prior year.
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

Item 10€ of Regulation
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021

	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$45,391	$49,591	$130,041	$140,422
Net broadcast revenue – acquisitions	—	(264)	—	(343)
Net broadcast revenue – dispositions	(192)	2	(635)	(36)
Net broadcast revenue – format change	(104)	(216)	(384)	(561)

Same Station net broadcast revenue	$45,095	$49,113	$129,022	$139,482

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$34,283	$37,463	$104,704	$106,968
Broadcast operating expenses – acquisitions	—	(168)	—	(206)
Broadcast operating expenses – dispositions	(344)	(14)	(1,225)	(199)
Broadcast operating expenses – format change	(252)	(209)	(771)	(593)

Same Station broadcast operating expenses	$33,687	$37,072	$102,708	$105,970

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$11,108	$12,128	$25,337	$33,454
Station operating (income) loss –acquisitions	—	(96)	—	(137)
Station operating loss – dispositions	152	16	590	163
Station operating (income) loss – format change	148	(7)	387	32

Same Station – Station Operating Income	$11,408	$12,041	$26,314	$33,512

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP
performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021

	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$45,391	$49,591	$130,041	$140,422
Less broadcast operating expenses	(34,283)	(37,463)	(104,704)	(106,968)

Station Operating Income	$11,108	$12,128	$25,337	$33,454

Net digital media revenue	$9,808	$10,645	$28,355	$30,603
Less digital media operating expenses	(7,144)	(8,269)	(23,123)	(25,280)

Digital Media Operating Income	$2,664	$2,376	$5,232	$5,323

Net publishing revenue	$5,442	$5,747	$13,366	$18,093
Less publishing operating expenses	(5,814)	(5,213)	(16,443)	(16,844)

Publishing Operating Income (Loss)	$(372)	$534	$(3,077)	$1,249

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
Net income (loss)	$329	$22,094	$(57,390)	$24,674
Plus provision for income taxes	401	837	31,180	479
Plus net miscellaneous income and (expenses)	(1)	(2)	45	(87)
Plus gain on the forgiveness of PPP loans	—	(11,212)	—	(11,212)
Plus (gain) loss on early retirement of long-term debt	—	56	(49)	56
Plus interest expense, net of capitalized interest	4,024	4,026	12,069	11,887
Less interest income	(1)	—	(1)	(1)

Net operating income (loss)	$4,752	$15,799	$(14,146)	$25,796

Plus net (gain) loss on the disposition of assets	1,381	(10,607)	1,494	(10,552)
Plus change in the estimated fair value of contingent earn-out consideration	(10)	—	(12)	—
Plus debt modification costs	—	2,347	—	2,347
Plus impairment of indefinite-lived long-term assets other than goodwill	—	—	17,254	—
Plus impairment of goodwill	—	—	307	—
Plus depreciation and amortization	3,428	3,215	10,686	9,671
Plus unallocated corporate expenses	3,849	4,284	11,909	12,764

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$13,400	$15,038	$27,492	$40,026

Station Operating Income	$11,108	$12,128	$25,337	$33,454
Digital Media Operating Income	2,664	2,376	5,232	5,323
Publishing Operating Income (Loss)	(372)	534	(3,077)	1,249

	$13,400	$15,038	$27,492	$40,026

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP
financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021

	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Net income (loss)	$329	$22,094	$(57,390)	$24,674
Plus interest expense, net of capitalized interest	4,024	4,026	12,069	11,887
Plus provision for income taxes	401	837	31,180	479
Plus depreciation and amortization	3,428	3,215	10,686	9,671
Less interest income	(1)	—	(1)	(1)

EBITDA	$8,181	$30,172	$(3,456)	$46,710

Plus net (gain) loss on the disposition of assets	1,381	(10,607)	1,494	(10,552)
Plus change in the estimated fair value of contingent earn-out consideration	(10)	—	(12)	—
Plus debt modification costs	—	2,347	—	2,347
Plus impairment of indefinite-lived long-term assets other than goodwill	—	—	17,254	—
Plus impairment of goodwill	—	—	307	—
Plus net miscellaneous (income) and expenses	(1)	(2)	45	(87)
Plus (gain) loss on early retirement of long-term debt	—	56	(49)	56
Plus gain on the forgiveness of PPP loans	—	(11,212)	—	(11,212)
Plus non-cash stock-based compensation	74	78	273	240

Adjusted EBITDA	$9,625	$10,832	$15,856	$27,502

RESULTS OF OPERATIONS
The following factors affected our results of operations and cash flows:
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

•
On July 27, 2021, we sold the Hilary Kramer Financial Newsletter and related assets for $0.2 million to be collected in quarterly installments over the two-year
period ending September 30, 2023. We recognized a
pre-tax
gain on the sale of $0.1 million.

•
On July 23, 2021, we sold approximately 34 acres of land in Lewisville, Texas, for $12.1 million in cash. The land was being used for as the transmitter site for company owned radio station
KSKY-AM.
We retained a portion of the land in the southwest corner of the site to continue operating the radio station. We recognized a pre-tax
gain on the sale of $10.5 million.

•	On July 2, 2021, we acquired the SeniorResource.com domain for $0.1 million in cash.

•	On July 1, 2021, we acquired the ShiftWorship.com domain and digital assets for $2.6 million in cash. The digital content library is operated within Salem Web Network’s church products division.

•	On June 1, 2021, we acquired radio stations KDIA-AM and KDYA-AM in San Francisco, California for $0.6 million in cash.

•	On May 25, 2021, we sold Singing News Magazine and Singing News Radio for $0.1 million in cash.

•	On April 28, 2021, we acquired the Centerline New Media domain and digital assets for $1.3 million in cash. The digital content library is operated within Salem Web Network’s church products division.

•	On March 8, 2021, we acquired the Triple Threat Trader newsletter. We paid no cash at the time of closing and assumed deferred subscription liabilities of $0.1 million.

•	On March 18, 2021, we sold radio station WKAT-AM and an FM translator in Miami, Florida for $3.5 million. The buyer began operating the station under a LMA in November 2020.

•
On September 15, 2020, we acquired the Hyper Pixels Media website and related assets for $1.1 million in cash. We paid $0.4 million in cash upon closing with deferred payments of $0.4 million due January 31, 2021 and $0.3 million due September 15, 2021.

•	On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash.
Debt Transactions

•
On September 24, 2021, we repurchased $4.7 million of the 6.75% Senior Secured Notes due 2024 (“2024 Notes”) for $4.7 million in cash, recognizing a net loss of $56,000 after adjusting for bond issuance costs.

•	On September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of newly issued 2028 Notes.

•
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis.

•	In July 2021, the SBA forgave all but $20,000 of the PPP loans. The remaining PPP loan was repaid in July 2021.

•
During the nine-months ended September 30, 2020, we completed repurchases of $3.5 million of the Notes for $3.4 million in cash, recognizing a net gain of $49,000 after adjusting for bond issuance costs.

Equity Transactions

•
No distributions were declared or paid during nine-month period ended September 30, 2021, compared to distributions of $0.7 million ($0.025 per share) declared and paid during the nine-month period ended September 30, 2020 based upon our Board’s then current assessment of our business as detailed in Note 16 – Equity Transactions.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Net Broadcast Revenue

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$45,391	$49,591	$4,200	9.3%	74.9%	75.2%
Same Station Net Broadcast Revenue	$45,095	$49,113	$4,018	8.9%
The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,
	2020		2021

	(Dollars in thousands)
Block Programming:
National	$11,732	25.8%	$12,502	25.2%
Local	5,771	12.7	6,299	12.7%

	17,503	38.5	18,801	37.9%
Broadcast Advertising:
National	3,635	8.0	3,447	7.0%
Local	9,485	20.9	10,682	21.5%

	13,120	28.9	14,129	28.5%
Broadcast Digital (local)	7,754	17.1	8,805	17.8%
Infomercials	214	0.5	220	0.4%
Network	4,891	10.8	4,908	9.9%
Other Revenue	1,909	4.2	2,728	5.5%

Net Broadcast Revenue	$45,391	100.0%	$49,591	100.0%

Block programming revenue increased by $1.3 million including a $0.8 million increase in national programming and a $0.5 million increase in local programming. Our Christian Teaching and Talk format radio stations generated a $0.5 million increase in national programming revenue and a $0.4 million increase in local programming revenue while our News Talk format radio stations generated a $0.2 million increase in national programming and a $0.2 million increase in local programming. These increases include the impact of the $0.2 million in early-payment discounts offered during the prior year and an increase in the number of programmers on-air.
Advertising revenue, net of agency commissions, increased by $1.0 million, including a $1.2 million increase in local advertising that was offset with a $0.2 million decline in national advertising. Excluding political advertising, advertising revenue increased by $1.4 million, all in local advertising. The increase includes $0.6 million from our Contemporary Christian Music format radio stations, primarily in our Los Angeles, Atlanta and Nashville markets, $0.3 million from our News Talk format radio stations, $0.2 million from our Christian Teaching and Talk format radio stations, and $0.5 million from other radio station formats, that were offset by a $0.1 million decline from our Spanish Christian Teaching and Talk format radio stations. The increases reflect the higher demand for airtime associated with improving economic conditions as pandemic restrictions continue to ease that can in turn result in higher spot rates for premium airtime spots. The decline from Spanish Christian Teaching and Talk format radio stations is due to the sale of radio station
WKAT-AM
in Miami, Florida, and the reformatting of our remaining Spanish Christian Teaching and Talk format radio stations.
Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased by $1.1 million due to growth in digital product offerings and the launch of the Salem Podcast Network in January 2021. Salem Podcast Network is a highly specialized platform for conservative, political, news, family-oriented podcasts with talk show hosts including Dinesh D’Souza, Todd Starnes and Charlie Kirk. Salem Podcast Network joins Salem Surround, our multimedia digital advertising agency providing digital marketing services to our customers, and SalemNow, our transactional video on-demand
streaming platform launched in the fourth quarter of 2020, along with our owned and operated station branded websites to offer an expanding line of digital products and services. Increases in broadcast digital revenue include a $1.2 million increase in digital marketing services through Salem Surround, a $1.8 million increase from Salem Podcast Network and a $0.2 million increase in streaming revenue that was partially offset by a $2.1 million decline in revenue from SalemNow due to the impact of two successful titles released during the prior year. There were no significant changes in digital rates as compared to the prior year.

There were no significant changes in the number of infomercials aired and no significant changes in rates. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.
Network revenue, exclusive of amounts reported within digital, increased by $17,000 compared to the same period of the prior year due to a $0.7 million increase in revenue from our nationally syndicated host programs that was partially offset by a $0.7 million decline in political advertising.
Other revenue increased by $0.8 million due to a $0.6 million increase in event revenue due to the re-opening
of live events, a $0.1 million increase in TBA fees associated with radio station
KBJD-AM,
Denver, Colorado and a $0.1 million increase in talent fees. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather which can affect attendance.
On a Same Station basis, net broadcast revenue increased $4.0 million, which reflects these items net of the impact of stations acquired, disposed of, or with format changes.
Net Digital Media Revenue

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$9,808	$10,645	$837	8.5%	16.2%	16.1%
The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended September 30,
	2020		2021

	(Dollars in thousands)
Digital Advertising, net	$5,213	53.2%	$5,053	47.5%
Digital Streaming	843	8.6	873	8.2
Digital Subscriptions	2,387	24.3	3,155	29.6
Digital Downloads	1,244	12.7	1,464	13.8
e-commerce	53	0.5	65	0.6
Other Revenues	68	0.7	35	0.3

Net Digital Media Revenue	$9,808	100.0%	$10,645	100.0%

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
Digital subscription revenue increased by $0.8 million including a $0.4 million increase from Christianjobs.com and Churchstaffing.com within SWN due to an increase in job postings, a $0.2 million increase from Eagle Financial Publications due to an increase in the number of subscribers from increased marketing efforts, and a $0.2 million increase from Townhall Media’s launch of Townhall VIP, a subscription service. There were no significant changes in rates over the prior period.
Digital download revenue increased by $0.2 million due to increases in the number of downloads purchased from our church product websites and form the acquisitions of Centerline New Media in April 2021 and ShiftWorship in July 2021. There were no significant changes in rates.

E-commerce
revenue includes
in-app
purchases that increased in volume with no significant changes in rates.
Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which declined slightly in volume with no significant changes in rates.
Net Publishing Revenue

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$5,442	$5,747	$305	5.6%	9.0%	8.7%
The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended September 30,
	2020		2021

	(Dollars in thousands)
Book Sales	$4,310	79.2%	$4,561	79.4%
Estimated Sales Returns & Allowances	(1,322)	(24.3)	(1,212)	(21.1)

Net Book Sales	2,988	54.9	3,349	58.3
E-Book Sales	456	8.4	502	8.7
Self-Publishing Fees	1,407	25.8	1,556	27.1
Print Magazine Subscriptions	168	3.1	—	—
Print Magazine Advertisements	85	1.6	—	—
Digital Advertising	65	1.2	—	—
Other Revenue	273	5.0	340	5.9

Net Publishing Revenue	$5,442	100.0%	$5,747	100.0%

Net book sales increased by $0.3 million including a $0.2 million increase from Salem Author Services and a $0.1 million increase from Regnery
®
Publishing. Book sales through Regnery
®
Publishing reflect a 10% decrease in volume with a 11% decrease in the average price per unit sold offset with a reduction in sales returns and allowances resulting from lower print sales. Revenue is directly attributable to the number of titles released each period and the composite mix of titles available that can vary significantly from period to period based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book. The decrease of $0.1 million in estimated sales returns and allowances is based on a flat volume of print books sold through Regnery
®
Publishing. The $0.2 million increase in Salem Author Services book sales was due to an increase in the number of books sold as trade shows and events resumed with no significant changes in sale prices.
Regnery
®
Publishing
e-book
sales increased by $46,000 with a 6% increase in the average price per unit sold from sales incentives and a 19% increase in sales volume.
E-book
sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.
Self-publishing fees increased $0.1 million due an increase in the number of authors publishing books with no change in fees charged to authors.
Declines in print magazine subscription revenues and advertising revenues reflect the sale of Singing News Magazine on May 25, 2021.
Declines in digital advertising revenues reflect the sale of Singing News Magazine on May 25, 2021.
Other revenue includes change fees, video trailers, and subright revenue for foreign translation and audio books for original published titles from Regnery
®
Publishing. Subright revenue increased $0.1 million due to higher demand.
There were no changes in volume or rates.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$34,283	$37,463	$3,180	9.3%	56.5%	56.8%
Same Station Broadcast Operating Expenses	$33,687	$37,072	$3,385	10.0%
Broadcast operating expenses increased by $3.2 million, including a $1.9 million increase from expenses associated with Salem Surround and Salem Podcast Network, a $1.0 million increase in payroll costs including the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020, a $0.5 million increase in health insurance costs, a $0.3 million increase in advertising and event costs, a $0.2 million increase in production and programming costs, a $0.2 million increase in travel and entertainment costs, and a $0.2 million increase in professional services. These costs were partially offset with a $0.9 million decline in cost of sales from SalemNow consistent with the decline in revenue as compared to the prior year when SalemNow released two successful titles, a $0.3 million decline in bad debt expense due to the impact of the
COVID-19
pandemic on prior year reserves, and a $0.1 million decrease in rent and facilities related expenses.
On a same-station basis, broadcast operating expenses increased by $3.4 million reflecting these items net of the impact of station dispositions and format changes.
Digital Media Operating Expenses

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$7,144	$8,269	$1,125	15.7%	11.8%	12.5%
Digital media operating expenses increased by $1.1 million including a $0.5 million increase payroll and employee benefits expense, a $0.4 million increase in advertising and promotional expenses, a $0.2 million increase in sales-based commissions and bonuses and a $0.1 million increase in professional services, offset by a $0.1 million decrease in bad debt expense. Increases in advertising and promotional expenses are driven by a new video initiative for Eagle Financial Publications that management believes to be beneficial for the business and overall gradual increase in adverting spending as the economy begins to return to pre-pandemic
levels. The increase in payroll expenses reflects the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020.
Publishing Operating Expenses

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,814	$5,213	$(601)	(10.3)%	9.6%	7.9%
Publishing operating expenses decreased by $0.6 million, including a $0.3 million decrease in royalty expense reflecting a decrease in the reserve for royalty advances based on flat book sales for Regnery
®
Publishing, a $0.2 million decrease in professional services, a $0.1 million decrease in costs of sales and a $0.1 million decrease in facility-related expenses that was offset by a $0.1 million increase in payroll expenses from the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020. Cost of goods sold decreased $0.1 million including a $0.1 million from Regnery
®
Publishing due to flat book sales and $0.1 million decline from Salem Publishing due to the sale of Singing News Magazine offset by a $0.1 million increase from Salem Author Services due to a higher volume of book sales. The gross profit margin for Regnery
®
Publishing improved to 52% from 42% as sales volume remained flat while material costs decreased. Regnery
®
Publishing margins vary based on the volume of
e-book
sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services remained flat at 74% due to higher book sales offset by higher paper costs for print book sales.
Unallocated Corporate Expenses

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$3,849	$4,284	$435	11.3%	6.3%	6.5%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The net increase of $0.4 million includes a $0.6 million increase in payroll expense due to the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020 that was offset a $0.2 million decline in professional service fees.
Debt Modification Costs

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$—	$2,347	$2,347	100.0%	—%	3.6%
On September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of 2028 Notes. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with FASB ASC Topic 470 with $2.3 million of fees paid to third parties included in operating expenses for the period.
Depreciation Expense

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,677	$2,788	$111	4.1%	4.4%	4.2%
Depreciation increase was consistent with that of the prior year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.
Amortization Expense

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$751	$427	$(324)	(43.1)%	1.2%	0.6%
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
Net (Gain) Loss on the Disposition of Assets

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$1,381	$(10,607)	$(11,988)	(868.1)%	2.3%	(16.1)%
The net gain on the disposition of assets of $10.6 million for the three-month period ending September 30, 2021 includes a $10.5 million pre-tax
gain on the sale of land in Lewisville, Texas, and a $0.1 million pre-tax
gain on the sale of the Hilary Kramer Financial Newsletter and related assets as well as various other fixed asset disposals.
The net loss on the disposition of assets of $1.4 million for the three months ended September 30, 2020 reflects the estimated pre-tax
loss associated with the exit of the Miami broadcast market with the then pending sale of radio station
WKAT-AM.

Other Income (Expense)

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue

Interest Income	$1	$—	(1)	(100.0)%	—	—%
Interest Expense	(4,024)	(4,026)	2	—%	(6.6)%	(6.1)%
Gain on the Forgiveness of PPP loans	—	11,212	11,212	100.0%	—	17.0%
Gain (Loss) on Early Retirement of Long-Term Debt	—	(56)	(56)	(100.0)%	—%	(0.1)%
Net Miscellaneous Income and (Expenses)	1	2	1	—%	—%	—%
Interest expense includes interest due on outstanding debt balances and non-cash
accretion associated with deferred installments.
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. We used the PPP loan proceeds according to the terms and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax
gain on the forgiveness of $11.2 million.
The loss on the early retirement of long-term debt reflects $4.7 million of repurchases of the 2024 Notes for $4.7 million in cash, recognizing a net loss of $56,000 after adjusting for bond issuance costs.
Net miscellaneous income and expenses includes
non-operating
receipts such as usage fees and other expenses.
Provision for Income Taxes

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$401	$837	$436	108.7%	0.7%	1.3%
Our expense from income taxes increased $0.4 million to a $0.8 million provision for the three months ended September 30, 2021 compared to $0.4 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 3.7% for the three months ended September 30, 2021 compared to 54.9% for the same period of the prior year. The change in the effective tax between the comparative three-month quarters is attributable to the current year forecasted income and related operating loss utilization coupled with the PPP loan forgiveness favorable tax adjustment relative to pre-tax
book income for the period. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of 3.7% is driven by certain expenses that are nondeductible for income tax purposes relative to pre-tax
book loss, tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions and projected utilization of operating loss carryforwards.
Net Income (Loss)

	Three Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$329	$22,094	$21,765	6,615.5%	0.5%	33.5%
Net income increased by $21.8 million to $22.1 million for the three months ended September 30, 3021 compared $0.3 million during the same period of the prior year as described above.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Net Broadcast Revenue

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$130,041	$140,422	$10,381	8.0%	75.7%	74.3%
Same Station Net Broadcast Revenue	$129,022	$139,482	$10,460	8.1%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2020		2021

	(Dollars in thousands)
Block Programming:
National	$35,536	27.3%	$35,824	25.5%
Local	18,211	14.0	18,072	12.9%

	53,747	41.3	53,896	38.4%
Broadcast Advertising:
National	10,179	7.8	10,565	7.5%
Local	28,630	22.0	30,123	21.5%

	38,809	29.8	40,688	29.0%
Broadcast Digital (local)	17,702	13.6	23,602	16.8%
Infomercials	750	0.6	682	0.5%
Network	13,505	10.4	14,729	10.4%
Other Revenue	5,528	4.3	6,825	4.9%

Net Broadcast Revenue	$130,041	100.0%	$140,422	100.0%

Block programming revenue increased by $0.1 million, including a $0.3 million increase in national programming revenue offset by a $0.1 million decline in local programming revenue. Our Christian Teaching and Talk format radio station increased $0.4 million, while our News Talk format radio stations increased $0.1 million and our Contemporary Christian Music format radio stations increased $0.1 million. These increases include the impact of the $0.3 million in early-payment discounts offered during the prior year and an increase in the number of programmers on-air
that were offset by a decrease of $0.5 million from our Spanish Christian Teaching and Talk format radio stations primarily from the sale of radio station
WKAT-AM
in Miami, Florida.
Advertising revenue, net of agency commissions, increased by $1.9 million, $2.4 million net of political, due to a $1.8 million increase net of political in local advertising revenue and a $0.6 million increase net of political in national advertising. Net of political, the increase includes $2.4 million from our Contemporary Christian Music format radio stations, primarily in our Atlanta, Dallas and Los Angeles markets and $0.7 million from other format radio stations, that was offset with a $0.4 million decline from our Spanish Christian Teaching and Talk format radio stations, a $0.1 million decline from our News Talk format radio stations, and a $0.1 million decline from our Christian Teaching and Talk format radio stations. The increases in Atlanta, Dallas and Los Angeles reflect an increase in demand for advertising as pandemic restrictions ease that in turn creates higher spot rates for premium airtime spots. The decline from our Christian Teaching and Talk format radio stations reflects the sale of
WKAT-AM
in Miami, Florida and the reformatting of our remaining Spanish Christian Teaching and Talk format radio stations.
Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased by $5.9 million due to growth in digital product offerings and the launch of the Salem Podcast Network in January 2021. Salem Podcast Network is a highly specialized platform for conservative, political, news, family-oriented podcasts with talk show hosts including Dinesh D’Souza, Todd Starnes and Charlie Kirk. Salem Podcast Network joins Salem Surround, our multimedia digital advertising agency providing digital marketing services to our customers, and SalemNow, our on-demand
pay-per-view
video streaming platform launched in the fourth quarter of 2020, along with our owned and operated station branded websites to offer new digital products and services. Increases in digital revenue include a $4.7 million increase from Salem Podcast Network, a $2.6 million increase in digital marketing services through Salem Surround, a $0.9 million increase in streaming revenue and a $0.9 million increase in digital advertising revenue from our station websites and an increase of $0.2 million from our networks that were offset by a $3.4 million decline in revenue from SalemNow that released two successful titles during the prior year. There were no significant changes in digital rates as compared to the prior year.
Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.
Network revenue, net of amounts reported as digital, increased by $1.2 million due to a $2.0 million increase in revenue from our nationally syndicated host programs that was partially offset by a $0.8 million decline in political advertising.

Other revenue increased by $1.3 million due to a $0.6 million increase in event revenue due to the re-opening
of live events, a $0.2 million increase in listener purchase program revenue from higher listener participation and half price tuition tickets sold as schools and businesses started to re-open,
a $0.2 million increase in TBA fees associated with radio station
KBJD-AM,
Denver, Colorado , a $0.1 million increase in LMA fees associated with radio station
KGU-AM,
Honolulu, Hawaii and a $0.1 million increase in talent fees. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather which can affect attendance.
On a Same Station basis, net broadcast revenue increased $10.5 million, which reflects the above described items net of the impact of stations with acquisitions, dispositions and format changes.
Net Digital Media Revenue

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$28,355	$30,603	$2,248	7.9%	16.5%	16.2%
The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Nine Months Ended September 30,
	2020		2021

	(Dollars in thousands)
Digital Advertising, net	$14,473	51.0%	$13,859	45.3%
Digital Streaming	2,611	9.2	2,579	8.4
Digital Subscriptions	6,679	23.6	9,227	30.2
Digital Downloads	4,291	15.1	4,637	15.1
e-commerce	108	0.4	163	0.5
Other Revenues	193	0.7	138	0.5

Net Digital Media Revenue	$28,355	100.0%	$30,603	100.0%

National digital revenue, net of agency commissions, or net revenue generated from our owned and operated Christian and conservative opinion websites declined by $0.9 million due to a lower volume of advertisements on our conservative opinion websites within Townhall Media. Revenues increased $0.1 million from Salem Web Network and $0.2 million from Eagle Financial Publications. Our conservative opinion websites experience lower demand and lower page views during non-election
years. We also experience lower demand from advertisers who move advertising spending to digital programmatic advertisers, such as Facebook and Google, and we may lose advertisers who decide to reduce or eliminate advertising on political-content websites such as ours. We continue to acquire, develop and promote the use of mobile applications to reduce our dependency on page views from digital programmatic advertisers. Because mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop, our growth in mobile page views exceeds our growth in revenue from the mobile applications.
Digital streaming revenue decreased compared to the prior year based on a slightly lower demand for content available from our Christian websites. There were no significant changes in rates as compared to the prior year.
Digital subscription revenue increased $2.5 million on a consolidated basis reflecting a $0.9 million increase in revenues from Eagle Financial Publications, a $0.9 million increase from Christianjobs.com and Churchstaffing.com within Salem Web Network due to increases in job postings as job markets start to re-open,
and a $0.7 million increase in revenues from Townhall Media’s launch of Townhall VIP, a subscription service. Eagle Financial Publications saw an increase in the number of subscribers due to an increased investment in marketing with no significant changes in rates over the same period of the prior year.
Digital download revenue increased by $0.3 million from our church product websites, WorshipHouseMedia.com and SermonSpice
TM
.com and the acquisitions of Centerline New Media in April 2021 and ShiftWorship in July 2021. There were no significant changes in rates as compared to the prior year.
E-commerce
revenue includes
in-app
purchases through Salem Web Network that increased in volume with no significant changes in rates over the prior year.
Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which remained consistent with no changes in volume or rates.

Net Publishing Revenue

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$13,366	$18,093	$4,727	35.4%	7.8%	9.6%
The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Nine Months Ended September 30,
	2020		2021

	(Dollars in thousands)
Book Sales	$9,701	72.5%	$15,074	83.3%
Estimated Sales Returns & Allowances	(2,852)	(21.3)	(4,223)	(23.3)

Net Book Sales	6,849	51.2	10,851	60.0
E-Book Sales	960	7.2	1,294	7.2
Self-Publishing Fees	3,860	28.9	4,730	26.1
Print Magazine Subscriptions	519	3.9	262	1.4
Print Magazine Advertisements	278	2.1	123	0.7
Digital Advertising	216	1.6	132	0.7
Other Revenue	684	5.1	701	3.9

Net Publishing Revenue	$13,366	100.0%	$18,093	100.0%

Net book sales increased by $4.0 million which includes a $3.7 million increase in Regnery
®
Publishing as book sales reflect a 76% increase in volume largely attributable to the reopening of bookstores and retail locations, offset by a 7% decrease in the average price unit sold and a $0.3 million increase in Salem Author Services. The increase in the number of print books sold through Regnery
®
Publishing resulted in a $1.4 million increase to the estimated sales returns and allowances. The increase in book sales from Salem Author Services of $0.3 million was due to books sold at tradeshows with events resuming in limited capacity as pandemic restrictions are lifted. There were no significant changes in sale prices for Salem Author Services as compared to the prior year.
Regnery
®
Publishing
e-book
sales increased $0.3 million with a 6% increase in the average price per unit sold from sales incentives and a 27% increase in sales volume.
E-book
sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.
Self-publishing fees increased $0.9 million due an increase in the number of authors and services provided with no change in fees charged to authors.
Declines in print magazine subscription revenues and advertising revenues reflect the sale of Singing News Magazine on May 25, 2021, and ongoing lower consumer demand and distribution levels prior to the sale.
Digital advertising revenue decreased $0.1 million due to the sale of Singing News Magazine on May 25, 2021 and Regnery
®
Publishing websites declined due to a lower demand due to the
COVID-19
pandemic and the ongoing closure of bookstores with rates comparable to the same period of the prior year.
Other revenue includes change fees, video trailers, and subright revenue for foreign translation and audio books for original published titles from Regnery
®
Publishing which remained consistent to the prior year.
Broadcast Operating Expenses

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$104,704	$106,968	$2,264	2.2%	61.0%	56.6%
Same Station Broadcast Operating Expenses	$102,708	$105,970	$3,262	3.2%

Broadcast operating expenses increased by $2.3 million, including a $4.2 million increase from expenses associated with Salem Surround and Salem Podcast Network, a $1.8 million increase in payroll costs including the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020, a $0.4 million increase in health insurance costs, a $0.4 million increase in advertising and event costs, a $0.4 million increase in production and programming costs, and a $0.4 million increase in professional services. These costs were partially offset with a $1.5 million decline in cost of sales from SalemNow consistent with the decline in revenue as compared to the prior year when they released two successful titles, a $3.2 million decline in bad debt expense due to the impact of the
COVID-19
pandemic on prior year reserves, a $0.4 million decline in employee benefits attributable to the suspension of the 401(k) match and a $0.2 million decrease in rent and facilities related expenses.
On a same-station basis, broadcast operating expenses increased by $3.3 million. The increase on a same station basis reflects these items net of the impact of start-up
costs associated with acquisitions, station dispositions and format changes.
Digital Media Operating Expenses

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$23,123	$25,280	$2,157	9.3%	13.5%	13.4%
Digital media operating expenses increased by $2.2 million, including a $1.2 million increase in advertising and promotional expenses, a $0.7 million increase in sales-based commissions and incentives, a $0.7 million increase in payroll costs and a $0.2 million increase in professional services that were offset by a $0.3 million decrease in bad debt expense, a $0.2 million decrease in costs of sales, a $0.1 million decrease in employee benefit costs due to the suspension of the 401(k) match, and $0.1 million decrease in royalties. Increases in advertising and promotional expenses are driven by a new video initiative for Eagle Financial Publications that management believes to be beneficial for the business and overall gradual increase in adverting spending as the economy begins to return to pre-pandemic
levels. The increase in payroll related expenses reflects the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020.
Publishing Operating Expenses

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$16,443	$16,844	$401	2.4%	9.6%	8.9%
Publishing operating expenses increased by $0.4 million, including a $0.9 million increase in costs of sales, a $0.4 million increase in payroll costs due to the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020, a $0.2 million increase in royalty expense based on higher sales, and a $0.1 million increase in advertising and promotional costs that were offset by a $0.8 million decrease in bad debt expense, a $0.4 million decrease in facility related expenses due to the termination of a lease in Washington D.C., and a $0.1 million decrease in employee benefit costs due to the suspension of the 401(k) match. Cost of goods sold increased $0.9 million including a $0.9 million increase from print books sold by Regnery
®
Publishing and $0.2 million increase from Salem Author Services due to higher volume of book sales offset by a $0.2 million decline Salem Publishing due to the sale of Singing News Magazine. The gross profit margin for Regnery
®
Publishing improved to 54% from 41% as sales volume increased while material costs increased only slightly. Regnery
®
Publishing margins vary based on the volume of
e-book
sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 75% from 72% due to higher sales volume while paper costs for print book sales increased only slightly.
Unallocated Corporate Expenses

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$11,909	$12,764	$855	7.2%	6.9%	6.7%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.9 million includes a $1.3 million increase in payroll costs due to the January 2021 reinstatement of company-wide pay cuts that were implemented in 2020 that were offset by a $0.2 million decrease in travel and entertainment-related expenses due to the events that took place prior to the pandemic restrictions in early 2020, a $0.2 million decrease in professional services and a $0.1 million decrease in employee-related benefits associated with the cash surrender value of split dollar life insurance.
Debt Modification Costs

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$—	$2,347	$2,347	100.0%	—%	1.2%
On September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of 2028 Notes. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with FASB ASC Topic 470 with $2.3 million of fees paid to third parties included in operating expenses for the period.
Depreciation Expense

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$8,108	$8,118	$10	0.1%	4.7%	4.3%
Depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.
Amortization Expense

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,578	$1,553	$(1,025)	(39.8)%	1.5%	0.8%
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
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$17,254	$—	$(17,254)	(100.0)%	10.0%	—%
We performed an interim review of broadcast licenses for certain markets during the first quarter of 2020 due to the
COVID-19
pandemic and the resulting
stay-at-home
orders that began to adversely impact revenues. We engaged an independent third-party appraisal and valuation firm to assist us with determining the fair value of our broadcast licenses. Based on our interim review and analysis, we recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento and Tampa. We also recorded an impairment charge of $0.3 million to the value of mastheads. These impairments were driven by decreases in projected revenues due to the current estimated impact of
COVID-19
and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations. There were no indications of impairment as of our interim review during the third quarter of 2021.

Impairment of Goodwill

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$307	$—	$(307)	(100.0)%	0.2%	—%
We performed an interim review of goodwill for impairment during the first quarter of 2020 due to the
COVID-19
pandemic and the resulting
stay-at-home
orders that began to adversely impact revenues. We engaged an independent third-party appraisal and valuation firm to assist us with determining the enterprise value for certain entities. Based on our interim review and analysis in the first quarter of 2020, we recorded an impairment charge of $0.3 million. These impairments were driven by decreases in projected revenues due to the current estimated impact of
COVID-19
and an increase in the WACC. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations. There were no indications of impairment as of our interim review during the third quarter of 2021.
Net (Gain) Loss on the Disposition of Assets

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$1,494	$(10,552)	$(12,046)	(806.3)%	0.9%	(5.6)%
The net gain on the disposition of assets of $10.6 million for the nine-month period ended September 30, 2021 reflects a $10.5 million pre-tax
gain on the sale of approximately 34 acres of land in Lewisville, Texas, a $0.5 million pre-tax
gain on the sale of Singing News Magazine and Singing News Radio, and a $0.1 million pre-tax
gain on the sale of the Hilary Kramer Financial Newsletter and related assets, offset by a $0.4 million additional loss recorded at closing on the sale of radio station
WKAT-AM
and FM translator in Miami, Florida and various other fixed asset disposals.
The net loss on the disposition of assets of $1.5 million for the nine-month period ended September 30, 2020 includes a $1.4 million estimated pre-tax
loss for associated with the plans to exit the Miami broadcast market with the then pending sale of radio station
WKAT-AM
and various other fixed asset disposals.
Other Income (Expense)

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$1	$—	—%	—%	—%
Interest Expense	(12,069)	(11,887)	(182)	(1.5)%	(7.0)%	(6.3)%
Gain on the Forgiveness of PPP Loans	—	11,212	11,212	100.0%	—	5.9%
Gain (Loss) on Early Retirement of Long-Term Debt	49	(56)	(105)	(214.3)%	—%	—%
Net Miscellaneous Income and (Expenses)	(45)	87	132	(2,93.3)%	—%	—%
Interest income represents earnings on excess cash and interest due under promissory notes.
Interest expense includes interest due on outstanding debt balances and non-cash
accretion associated with deferred installments. The decrease of $0.2 million reflects the lower outstanding balance of the Notes, the lower outstanding balance of the ABL Facility, and finance lease obligations outstanding during the nine-months ended September 30, 2021.
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. We used the PPP loan proceeds according to the terms and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax
gain on the forgiveness of $11.2 million.
The loss on the early retirement of long-term debt reflects $4.7 million of repurchases of the 2024 Notes for $4.7 million in cash, recognizing a net loss of $56,000 after adjusting for bond issuance costs. The gain on the early retirement of long-term debt reflects $3.5 million of repurchases of the 2024 Notes at prices below face value resulting in a pre-tax
gain of $49,000 for the nine-month period ended September 30, 2020.
Net miscellaneous income and expenses includes
non-operating
receipts such as usage fees and other miscellaneous expenses.

Provision for Income Taxes

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Provision for Income Taxes	$31,180	$479	$(30,701)	(98.5)%	18.2%	0.3%
Our provision for income taxes decreased $30.7 million to $0.5 million for the nine months ended September 30, 2021 compared to $31.2 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 1.9% for the nine months ended September 30, 2021 compared to (119.0)% for the same period of the prior year. The change between the comparative nine-month quarters is attributable to the recognition of a valuation allowance against the net operating loss deferred tax assets for the period ended September 30, 2021 coupled with a change in forecasted income for 2021 impacting the utilization of operating losses along with favorable tax adjustment around the PPP forgiveness. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of 1.9% is driven by certain expenses that are nondeductible for income tax purposes relative to pre-tax
book loss, tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions and projected utilization of operating loss carryforwards.
Net Income (Loss)

	Nine Months Ended September 30,
	2020	2021	Change $	Change %	2020	2021

	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$(57,390)	$24,674	$82,064	(143.0)%	(33.4)%	13.0%
Net income increased by $82.1 million to $24.7 million for the nine months ended September 30, 2021 compared to a net loss of $57.4 million during the same period of the prior year as described above.
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results can be materially different from these estimates and assumptions. There have been no significant and material changes in our critical accounting policies as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form
10-K,
as filed with the SEC on March 4, 2021.
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
The
COVID-19
global pandemic that began in March 2020 materially impacted our business. We experienced a rapid decline in revenue from advertising, programming, events and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who were particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.

While we see progress being made in revenue returning to
pre-pandemic
levels, the
COVID-19
pandemic continues to create significant uncertainty and disruption in the economy. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments and right-of-use assets.
As a result, many estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.
During 2020 we implemented several measures to reduce costs and conserve cash to ensure that we had adequate cash to meet our debt servicing requirements, including:

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
As the economy continues to show signs of recovery, many of these cost reduction initiatives were reversed during 2021. We continue to operate with lower staffing levels, we have not reinstated the company 401(k) match and we have not paid equity distributions on our common stock.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act provided emergency economic assistance for individuals and businesses impacted by the
COVID-19
pandemic, including opportunities for additional liquidity, loan guarantees, and other government programs. On December 27, 2020, Congress passed the Consolidated Appropriations Act (“CAA”) that included a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We utilized certain benefits of the CARES Act and the CAA, including:

•
we deferred $3.3 million of employer FICA taxes from April 2020 through December 2020, with 50% payable in December 2021 recorded in accrued compensation and related expenses and 50% payable in December 2022 recorded in other long-term liabilities;

•	relaxation of interest expense deduction limitation for income tax purposes;

•	we received Paycheck Protection Program (“PPP”) loans of $11.2 million in total through the SBA during the first quarter of 2021 based on the eligibility as determined on a per-location basis; and

•	In July 2021, the SBA forgave all but $20,000 of these loans with the remaining PPP loan repaid in July 2021.
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

Net cash provided by operating activities during the nine-month period ended September 30, 2021, decreased by $8.4 million to $14.7 million compared to $23.1 million during the same period of the prior year. Cash provided by operating activities includes the impact of the following items:

•	The favorable impact of non-cash items on the prior year, including a $17.3 million impairment of indefinite-lived assets and a $31.0 million deferred income tax charge combined with;

•	Total net revenue increased by $17.4 million;

•	Operating expenses decreased by $22.6 million;

•	Trade accounts receivables, net of allowances, did not change significantly compared to a decrease of $6.6 million for the same period of the prior year;

•	Unbilled revenue increased $0.1 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 53 days at September 30, 2021, from 59 days in the same period of the prior year;

•	Deferred income tax liabilities increased by $0.4 million compared to an increase of $31.0 million during the same period of the prior year; and

•	Net accounts payable and accrued expenses increased $1.4 million to $24.7 million from $21.9 million as of the prior year.
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
We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based
offerings, improve our facilities and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our original 2021 budget, we expect to incur additional capital expenditures of approximately $1.6 million during the remainder of 2021.
We plan to fund any future purchases and any future acquisitions from cash on hand, operating cash flow or our credit facilities.
Net cash provided by investing activities increased $4.7 million to $2.8 million during the nine-month period ended September 30, 2021, from net cash used of $1.9 million during the same period of the prior year. The increase in cash provided by investing activities was the result of:

•	Receipts from asset sales provided $15.8 million of cash during the nine months ended September 30, 2021, compared to $0.2 million during the same period of the prior year;

•	We paid $4.6 million in cash for acquisitions during the nine months ended September 30, 2021, compared to $0.4 million during the same period of the prior year;

•	Cash paid for capital expenditures increased $3.4 million to $6.9 million from $3.5 million; and

•	We collected $2.4 million in cash from the surrender of split dollar life insurance policies in 2020.
Financing Cash Flows
Financing cash inflows include borrowings under our credit facilities and any proceeds from the exercise of stock options issued under our stock incentive plan. Financing cash outflows include repayments of our credit facilities, the payment of any equity distributions and any payments due under deferred installments and contingency earn-out
consideration associated with acquisition activity.
In April 2021, we filed a prospectus supplement to our shelf registration statement on Form
S-3
with the SEC covering the offering, issuance and sale of up to $15.0 million of our Class A Common Stock pursuant to an at-the-market
facility, with B. Riley Securities, Inc. acting as sales agent. No Common Stock transactions have taken place under the facility.

During the nine-month period ended September 30, 2021, the principal balances outstanding under the 2024 Notes, 2028 Notes and the ABL Facility ranged from $216.3 million to $218.2 million. Additionally, during the first quarter of 2021 we received $11.2 million in aggregate principal amount of PPP loans through the SBA available to our radio stations and networks by location under the CAA. The SBA forgave all but $20,000 of the PPP loans during July 2021 resulting in a pre-tax
gain on the forgiveness of $11.2 million. The remaining $20,000 PPP loan was repaid in July 2021. The outstanding balances were ordinary and customary based on our operating and investing cash needs during this time
Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied. On May 6, 2020, our Board of Directors voted to discontinue equity distributions until further notice due to the adverse economic impact of the
COVID-19
pandemic on our financial position, results of operations, and cash flows.
Net cash used in financing activities decreased $1.8 million to $0.1 million during the nine-month period ended September 30, 2021, compared to $1.9 million during the same period of the prior year. The decrease in cash used in financing activities includes:

•	A $1.9 million increase in the book overdraft from the prior year;

•
We exchanged $112.8 million of our Senior Secured Notes due 2024 (the “2024 Notes”) for $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (the “2028 Notes”);

•
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. During July 2021, the SBA forgave all but $20,000 of the PPP loans with the remaining PPP loan repaid in July 2021;

•
We used $4.7 million in cash to repurchase $4.7 million in face value of the 2024 Notes compared to $3.4 million in cash to repurchase $3.5 million in face value of 2024 Notes during the same period of the prior year; and

•	Net repayments on our ABL Facility were $5.0 million during the nine-months ended September 30, 2021, compared to net borrowings of $4.2 million during the same period of the prior year.
Long-term debt consists of the following:

	December 31, 2020	September 30, 2021

	(Dollars in thousands)
7.125% Senior Secured Notes	$—	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	—	(4,048)

7.125% Senior Secured Notes net carrying value	—	110,683

6.75% Senior Secured Notes	216,341	98,815
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(2,577)	(939)

6.75% Senior Secured Notes net carrying value	213,764	97,876

Asset-Based Revolving Credit Facility principal outstanding (1)	5,000	—
SBA Paycheck Protection Program loans	—	—

Long-term debt less unamortized discount and debt issuance costs	$218,764	$208,559

Less current portion	(5,000)	—

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$213,764	$208,559

(1)
As of September 30, 2021, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $24.6 million, no outstanding borrowings and $0.3 million of outstanding letters of credit, resulting in a $24.3 million borrowing base availability.

Our weighted average interest rate was 6.65% and 6.94% at December 31, 2020 and September 30, 2021, respectively.

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2021:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$98.8 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
7.125% Senior Secured Notes
On September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (“2028 Notes.”) Contemporaneously with the refinancing, we obtained commitments from the holders of the 2028 Notes to purchase up to $50 million in additional 2028 Notes (“Delayed Draw 2028 Notes”), contingent upon satisfying certain performance benchmarks, the proceeds of which are to be used exclusively to repurchase or repay the remaining balance outstanding of the 2024 Notes.
The 2028 Notes and the related guarantees were exchanged and sold to certain holders of the 2024 Notes, whom we believe to be qualified institutional buyers, in a private placement. The 2028 Notes and the related guarantees have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States or to U.S. persons absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act or any state securities laws. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with FASB ASC Topic 470.
The 2028 Notes are guaranteed on a senior secured basis. We may redeem the 7.125% Notes, in whole or in part, at any time prior to June 1, 2024 at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2024, we may redeem some or all of the 2028 Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the 2028 Notes Indenture, plus accrued and unpaid interest, if any, to, but not including the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2028 Notes before June 1, 2024 with the net cash proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount plus accrued and unpaid interest, if any, to, but not including the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the 2028 Notes per twelve-month period, in connection with up to two redemptions in such twelve-month period, at a redemption price of 101% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date
The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021 and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding, we are required to pay $8.2 million per year in interest. As of September 30, 2021, accrued interest on the 2028 Notes was $0.5 million.
The indenture to the 2028 Notes (“2028 Indenture”) contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At September 30, 2021, we were, and we remain, in compliance with all of the covenants under the 7.125% Indenture.
We incurred debt issuance costs of $4.2 million, of which $2.3 million of third-party debt modification costs are reflected in operating expenses for the current period, $0.8 million is deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes.
SBA PPP Loans
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. The PPP loans and accrued interest were forgivable provided that the proceeds were used for eligible purposes, including payroll, benefits, rent and utilities within the covered period. We used the PPP loan proceeds according to the terms and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax
gain on the forgiveness of $11.2 million. The remaining PPP loan was repaid in July 2021.

6.75% Senior Secured Notes
On May 19, 2017, we issued 6.75% Senior Secured Notes (“2024 Notes”) in a private placement. The 2024 Notes are guaranteed on a senior secured basis by our existing subsidiaries (the “Subsidiary Guarantors”). The 2024 Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year.
The 2024 Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral (as described below) (the “2024 Notes Priority Collateral”). There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).
The indenture relating to the 2024 Notes (the “2024 Indenture”) contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At September 30, 2021, we were, and we remain, in compliance with all of the covenants under the Indenture.
We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the 2024 Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.
As described above, on September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million of newly issued 2028 Notes, reflecting a call premium of 1.688%. Bond issuance costs of $1.1 million associated with the $112.8 million of the 2024 Notes are being amortized as part of the effective yield on the 2028 Notes.
On September 24, 2021, we repurchased $4.7 million of the 2024 Notes for $4.7 million in cash, recognizing a net loss of $56,000 after adjusting for bond issuance costs.
Based on the balance of the 2024 Notes outstanding of $98.8 million, we are required to pay $6.6 million per year in interest on the 2024 Notes. As of September 30, 2021, accrued interest on the 2024 Notes was $2.3 million.
We incurred debt issuance costs of $4.2 million, of which $2.3 million of third-party debt modification costs are reflected in operating expenses for the current period, $0.8 million is deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes.
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
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of September 30, 2021, the amount available under the ABL Facility was $25.0 million of which none was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (the “ABL Facility Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof). At September 30, 2021, we were, and we remain, in compliance with all of the covenants under Credit Agreement.

On September 10, 2021, we entered into the fifth amendment to the ABL Facility to designate the incurrence of the 2028 Notes, and any further refinancing of 2024 Notes through the issuance of additional 2028 Notes, as permitted indebtedness thereunder and to effect related arrangements for the interests in the ABL Priority Collateral and the Notes Priority Collateral. We incurred debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three and nine-month periods ended September 30, 2021, $27,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL was amortized to interest expense. During the three and nine-month periods ended September 30, 2020, $30,000 and $0.1 million, respectively, of debt issue costs associated with the ABL was amortized to interest expense.
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
Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2021 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended September 30,	(Dollars in thousands)
2022	$—
2023	—
2024	98,815
2025	—
2026	—
Thereafter	114,731

$213,546

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
OFF-BALANCE
SHEET ARRANGEMENTS
At September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
and
15d-15(d)
of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and nine months ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.	-	-	-	-	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.
November 4, 2021
	By:	/s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)
November 4, 2021
	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)