Form 10-K
period 2021-12-31
SALEM MEDIA GROUP, INC. /DE/
filed 2022-03-04
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
(469) 586-2280
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
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was $37,389,107 based on the closing sale price as reported on the NASDAQ Global Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at February 25, 2022
Common Stock, $0.01 par value per share	21,605,324 shares

Class B	Outstanding at February 25, 2022
Common Stock, $0.01 par value per share	5,553,696 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

CERTAIN DEFINITIONS
Unless the context requires otherwise, all references in this annual report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.
All metropolitan statistical area (“MSA”) rank information used in this annual report, excluding information concerning the Commonwealth of Puerto Rico, is from the Fall 2021 Radio Market Survey Schedule & Population Rankings published by Nielsen Audio (“Nielsen”). According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2022, by Nielsen.
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
You should not place undue reliance on these forward-looking statements, which reflect our expectations based upon data available to the company as of the date of this annual report. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this annual report. Any such forward-looking statements, whether made in this annual report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections and other forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

PART I
ITEM 1. BUSINESS.
Corporate Information
Our filings with the Securities and Exchange Commission (“SEC”) are available free of charge under the Investor Relations section of our website at
www.salemmedia.com
as soon as reasonably practical after electronically filed Any information found our website is not a part of or incorporated by reference into this or any report of Salem filed with or furnished to the SEC.
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
We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury, which are reported as unallocated corporate expenses in our consolidated statements of operations included in this annual report. We also exclude costs such as amortization, depreciation, taxes, and interest expense when evaluating the performance of our operating segments.
Business Strategy
We are fundamentally committed to programming and content emphasizing Christian values, family themes, and conservative news. Our commitment to these values means that we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changes in audience preferences.
Our goal is to produce and deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk, to be considered the market leader in these segments for all audiences, programmers, and advertisers. Our integrated multimedia platform includes traditional media, such as radio broadcasting and book publishing, as well as emerging forms of media such as podcasts, websites, mobile applications, and digital publications. We pursue the ongoing expansion of our media platform as the marketplace evolves while aggressively managing operating costs and cash flows. Expansion opportunities include increasing the strength and reach of our broadcast signals, providing state-of-the-art
broadcast and digital marketing services to our customers, creating and distributing content through the Salem Podcast Network (“SPN”), investing in and building websites, mobile and tablet applications, promoting our authors and on-air
talent, and increasing the distribution and page views for our print and digital content. Our national presence in each of these mediums provides advertisers and programmers with a powerful and integrated platform to reach audiences throughout the United States without compromising the sense of community involvement and branding that we generate through local events and promotions.
Broadcasting
Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We assemble market clusters, or multiple radio stations operating within the same geographic market, to achieve operational efficiencies. Several benefits are achievable when operating market clusters. First, we can offer advertisers and programmers access to multiple audiences by providing airtime on each radio station in that market. Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support, promotional functions, and other shared overhead costs, such as facilities and rent, when possible. Third, additional radio stations in existing markets allows us to leverage our hands-on
knowledge of that market to increase our appeal to new audiences and advertisers.

Our broadcasting segment creates and distributes programming content though our radio stations and our networks, including our national and local on-air
hosts. Broadcasting also includes our media strategists, our national advertising sales firm, and Salem Surround, our multimedia advertising agency specializing in digital product offerings.
Digital Media
The Internet, smartphones and tablets continue to change the way in which content and advertisements are delivered to audiences. Continual advancements with online search engines, social media and mobile applications provide consumers with numerous methods to locate specific content and information online. Digital media allow us to effectively deliver our content and to provide strategic marketing services to our customers. Our editorial staff, including our on-air
personalities, provide digital commentaries, programs, text, audio, and video content that we believe to be knowledge-based, credible and reliable. We make strategic decisions to invest in website development, mobile applications and tablet applications given the ongoing shift in consumer demand. We continually seek opportunities to diversify our digital traffic sources to avoid reliance on any one provider. We offer custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing.
Publishing
We publish books and eBooks for audiences interested in Christian and family-themed content as well as conservative news and opinion. Our strategy to attract highly sought-after authors and high-profile Christian commentators expands our presence in the conservative and Christian media market and increases the likelihood of publishing books that appear on the best-seller lists.
Seasonality
Our results are subject to seasonal fluctuations. As is typical in the broadcasting industry, our second and fourth quarter advertising revenue typically exceeds our first and third quarter advertising revenue. Seasonal fluctuations in advertising revenue correspond with quarterly fluctuations in the retail industry. Additionally, we experience increased demand for political advertising during election even numbered years, over non-election
odd numbered years. Political advertising revenue varies based on the number and type of candidates as well as the number and type of contested issues. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which the Easter holiday is observed, as this holiday generates a higher volume of downloads from our church products websites.
Audience Growth
Our success depends on our ability to reach a growing audience. We seek audience growth opportunities by increasing the strength and number of our broadcast signals, increasing product offerings through digital marketing services, creating and distributing content through SPN, increasing the number of page-views through our digital media platforms, increasing book sales, and increasing the subscriber base for our digital content.
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
Significant Community Involvement
We expect our public image to reflect the lifestyle and viewpoints of the target demographic groups that we serve. We regularly collaborate with organizations that serve Christian, conservative, and family-themed audiences as well as sponsor and support events that are important to these groups. We believe that our ongoing active involvement and our strong relationships within Christian and conservative communities provide us with a unique competitive advantage that significantly improves the marketability of our media platform to advertisers and programmers targeting such communities. We produce and sponsor a number of local events that we believe are important in building our brand identity. Our sponsored events include listener rallies, speaking tours, pastor appreciation events and concerts such as our
Fishfest
®
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
Our broadcast operations vice presidents, some of whom are also station general managers, are experienced radio broadcasters with expertise in sales, programming, marketing, and production. Each of our broadcast operations vice presidents oversees several markets on a regional basis. Our digital and publishing operations vice presidents and general managers are also located throughout the United States at various locations in which we operate.
All our locations receive executive leadership and oversight from our corporate staff. Corporate staff members have experience and expertise in, among other things, accounting and finance, treasury, risk management, insurance, information technology, human resources, legal, engineering, real estate, strategic direction, and other support functions designed to provide resources to local management. Corporate staff also oversee the placement and rate negotiations for national block programming on our stations. Centralized oversight of national programming is necessary because many of our key programming partners purchase time in multiple radio markets.
Environmental Compliance
Our business activities as a media company and content provider have minimal environmental risks, however, we recognize the importance of protecting the environment. As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state, and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

Prior to our ownership or operation of our facilities, substances or waste that are, or might be considered, hazardous under applicable environmental laws may have been generated, used, stored, or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under our facilities may be affected by the proximity of nearby properties that have generated, used, stored, or disposed of hazardous substances. As a result, it is possible that we could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although we believe that we are in substantial compliance with such environmental requirements and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that our costs to comply with such requirements will not increase in the future or that we will not become subject to new governmental regulations, including those pertaining to potential climate change legislation that may impose additional restrictions or costs on us. We believe that none of our properties have any condition that is likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Human Capital
As of February 10, 2022, we employed 1,336 total employees of which 1,079 were full time and 257 were part time. These employees consisted of 906 in broadcasting, 161 in digital media, 92 in publishing, and 177 corporate employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements. The average tenure for all of our employees is 8 years.
We employ
on-air
personalities and may enter into employment agreements with these on-air
personalities in order to protect our interests in these relationships. However, on-air
talent may be lost to competitors for a variety of reasons. While we do not believe that the loss of any one of our on-air
personalities would adversely affect our consolidated financial condition and results of operations, the loss of several key on-air
personalities combined could adversely affect our business.
The loss of any of our senior management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Our continued success depends on contributions from our employees and senior management team. Effective succession planning is also important for our long-term success. The Nominating and Governance committee of our Board of Directors (“Board”) discusses succession planning annually. Effective January 2, 2022, Edward G. Atsinger III, transitioned to the newly created role of Executive Chairman of the Board of Directors, David Santrella was appointed Chief Executive Officer and David Evans was appointed Chief Operating Officer. Stuart W. Epperson, Sr., resigned from the Board and was appointed to the position of Chairman Emeritus. Stuart W. Epperson, Jr. will join the Board, filling the vacancy created by Mr. Epperson, Sr.’s resignation.
Impact of the
COVID-19
Pandemic
The
COVID-19
global pandemic that began in March 2020 materially impacted our business. We experienced a rapid decline in revenue from advertising, programming, events, and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who were particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
While we see progress being made in revenue returning to
pre-pandemic
levels, the
COVID-19
pandemic continues to create significant uncertainty and disruption in the economy. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments, and right-of-use assets.
As a result, many estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

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
As the economy began to show signs of recovery, we reversed several of these cost reduction initiatives during 2021. We continue to operate with lower staffing levels where appropriate, we have not declared or paid equity distributions on our common stock, and the company 401(k) match was not reinstated until January 2022.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act provided emergency economic assistance for individuals and businesses impacted by the
COVID-19
pandemic, including opportunities for additional liquidity, loan guarantees, and other government programs. On December 27, 2020, Congress passed the Consolidated Appropriations Act (“CAA”) that included a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We utilized certain benefits of the CARES Act and the CAA, including:

•	We deferred $3.3 million of employer FICA taxes from April 2020 through December 2020, of which 50% was paid in December 2021 and the remaining 50% is payable in December 2022;

•	A relaxation of interest expense deduction limitation for income tax purposes;

•
We received Paycheck Protection Program (“PPP”) loans of $11.2 million in total during the first quarter of 2021 through the Small Business Association (“SBA”) based on the eligibility as determined on a per-location
basis; and

•	In July 2021, the SBA forgave all but $20,000 of the PPP loans, with the remaining PPP loan repaid in July 2021.
Recent Developments
During the year ended December 31, 2021, we completed or entered into the following transactions:
Debt Transactions
On September 10, 2021, we exchanged $112.8 million of the 6.75% Senior Secured Notes due 2024 (“2024 Notes”) for $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (“2028 Notes.”) Contemporaneously with the refinancing, we obtained commitments from the holders of the 2028 Notes to purchase up to $50 million in additional 2028 Notes (“Delayed Draw 2028 Notes,”) contingent upon satisfying certain performance benchmarks, the proceeds of which are to be used exclusively to repurchase or repay the remaining balance outstanding of the 2024 Notes.

In addition to the exchange on September 10, 2021, we repurchased an additional $43.3 million in total of the 2024 Notes for $44.0 million in cash, recognizing a net loss of $1.0 million after adjusting for bond issuance costs through multiple transactions during the second half of 2021. These transactions are described in Note 11, Long-Term Debt in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report.
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
Divestitures
On November 30, 2021, sold approximately 77 acres of land in Tampa, Florida for $13.5 million in cash. The land was the transmitter site for
WTBN-AM
that will now be diplexed from our owned and operated
WGUL-AM
facility. We recognized a
pre-tax
gain on the sale of $12.9 million.
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
Pending Transactions
On December 6, 2021, we entered into an APA to acquire radio station
WLCC-AM
and an FM translator in the Tampa, Florida market for $0.6 million of cash. The WLCC transmitter site will be used to broadcast radio station
WTBN-AM
due to the sale of land housing the
WTBN-AM
transmitter. We paid $0.1 million into an escrow account in December 2021 and closed on the acquisition on February 15, 2022.
On November 18, 2021, we entered an agreement to sell 4.5 acres of land in Phoenix, Arizona for $2.0 million in cash. We will relocate our transmitter equipment for
KXXT-AM
from the site within 90 days of closing, which took place on January 10, 2022.
On August 31, 2021, we entered an agreement to sell 9.3 acres of land in the Denver area for $8.2 million in cash. We expect to close this sale early in 2022 and plan to continue broadcasting both
KRKS-AM
and
KBJD-AM
from this site.
On June 2, 2021, we entered into an APA to acquire radio station
KKOL-AM
in Seattle, Washington for $0.5 million in cash. We paid $0.1 million in cash into an escrow account and we began operating the station under an LMA on June 7, 2021.
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
Broadcasting
Our broadcasting segment includes the operating results of our radio stations, networks, and our national sales agencies including our full-service digital agency, Salem Surround. National companies often prefer to advertise across the United States as an efficient and cost-effective way to reach their target audiences. Our national platform under which we offer radio airtime, digital campaigns and print advertisements can benefit national companies by reaching audiences throughout the United States.
Radio Stations
We own and/or operate 101 radio stations in 35 markets, including 60 radio stations in 23 of the top 25 markets, consisting of 32 FM radio stations and 69 AM radio stations. We also program the Family Talk
®
Christian-themed talk format station on SiriusXM Channel 131. We are one of only three commercial radio broadcasters with radio stations in all the top 10 markets. We are the sixth largest commercial radio broadcaster in the United States as measured by number of radio stations overall and the third largest operator as measured by number of stations in the top 25 markets.

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
Block Programming.
We recognize revenue from the sale of blocks of airtime to program producers that typically consist of 12
1
/
2
, 25 or
50-minutes
of time. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. National programmers, such as established non-profit
religious and educational organizations, typically purchase time on a Monday through Friday basis with supplemental programming blocks available for weekend release. Local programmers, such as community churches and organizations, typically purchase blocks for weekend releases. Historically, more than 95% of these national religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average more than 30 years on-air
with us. Over the last five years, block-programming has generated 38% to 43% of our total net broadcast revenue.
Satellite Radio.
We program SiriusXM Channel 131, the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.
News Talk.
We currently program 31 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both formats express conservative views and family values. Our News Talk format allows us to leverage syndicated talk programming produced by Salem Radio Network
TM
(“SRN
TM
”) to radio stations throughout the United States. Syndication of our programs allows us to reach audiences in markets in which we do not own or operate radio stations.
Contemporary Christian Music.
We currently program 12 of our radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH
®
in most markets. Through the CCM format, we bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format, branded “Safe for the Whole Family”, features sounds and lyrics that listeners of all ages can enjoy and appreciate.
The following table sets forth information about each of Salem’s stations, in order of market size:

Market (1)	MSA Rank (2)	Station Call Letters	Year Acquired	Format
New York, NY	1, 19 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 37 (4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
		KTRB-AM	2018	News Talk
		KDIA-AM	2021	Christian Teaching and Talk
		KDYA-AM	2021	Other

Market (1)	MSA Rank (2)	Station Call Letters	Year Acquired	Format
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KTNO-AM	2015	Spanish Language Christian Teaching and Talk
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
Atlanta, GA	7	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
		WDWD-AM	2015	Christian Teaching and Talk
Washington, D.C.	8	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WWRC-AM	2017	News Talk
Philadelphia, PA	9	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
Seattle-Tacoma, WA	11	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	News Talk
		KKOL-AM	Pending	Other
		KNTS-AM (5)	1997	Regional Mexican
Detroit, MI	13	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
		KXXT-AM	2014	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KDIZ-AM	1998	News Talk
		WWTC-AM	2001	News Talk
		KYCR-AM	2015	Business
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Tampa, FL	17	WTWD-AM (6)	2000	Christian Teaching and Talk
		WTBN-AM (6)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
		WLCC-AM	2022	Christian Teaching and Talk
Denver-Boulder, CO	18	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (7)	1999	Other
Portland, OR	21	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
		KDZR-AM	2015	Spanish Language
		KPAM-AM	2019	News Talk
San Antonio, TX	24	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk

Market (1)	MSA Rank (2)	Station Call Letters	Year Acquired	Format
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	27	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
Pittsburgh, PA	29	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
		WPGP-AM	2015	News Talk
Orlando, FL	31	WORL-AM	2006	News Talk
		WTLN-AM	2015	Christian Teaching and Talk
Cleveland, OH	34	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Columbus, OH	35	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM	2013	News Talk
Nashville, TN	40	WBOZ-FM (8)	2000	Contemporary Christian Music
		WFFH-FM (8)	2002	Contemporary Christian Music
		WFFI-FM (8)	2002	Contemporary Christian Music
Louisville, KY	55	WFIA-FM	1999	Operated by a third party under a Time Brokerage Agreement (“TBA”)
		WGTK-AM	2000	Operated by a third party under a TBA
		WFIA-AM	2001	Operated by a third party under a TBA
Greenville, SC	58	WGTK-FM	2013	News Talk
		WRTH-FM	2014	Classic Hits
		WLTE-FM	2014	Classic Hits
Honolulu, HI	64	KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Country
		KHCM-AM	2000	Operated by a third party under a TBA
		KHCM-FM	2004	Country Music
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
		KHNR-AM	2006	News Talk
Sarasota-Bradenton, FL	69	WLSS-AM	2005	News Talk
Colorado Springs, CO	86	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Little Rock, AR	93	KDIS-FM	2014	Christian Teaching and Talk
		KKSP-FM	2015	Contemporary Christian Music
		KDXE-FM	2018	News Talk
		KZTS-AM	2018	Gospel
Oxnard-Ventura, CA	124	KDAR-FM	1974	Christian Teaching and Talk
Warrenton, VA		WRCW-AM	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)
All metropolitan statistical area (“MSA”) rank information used in this annual report, excluding information concerning the Commonwealth of Puerto Rico, is from the Fall 2021 Radio Market Survey Schedule &

Population Rankings published by Nielsen. According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2022 by Nielsen Demographics.
(3)	This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 19.
(4)	This market includes the San Jose, CA market, which independently has a MSA rank of 37.
(5)
KNTS-AM
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
We recognize advertising revenue from radio stations as the spots air or are delivered. For the year ended December 31, 2021, we derived 21.8% of our net broadcast revenue, or $41.7 million, from the sale of local spot advertising and 7.5% of our net broadcast revenue, or $14.3 million, from the sale of national spot advertising.
We recognize programming revenue as the programs air. For the year ended December 31, 2021, we derived 25.4% of our net broadcast revenue from the sale of national time and 12.9% of our net broadcast revenue from the sale of local time, or $48.7 million and $24.8 million, respectively. National program revenue is primarily generated from geographically diverse, well-established non-profit
religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 12
1
/
2
, 25 or
50-minute
blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We generate local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who generally purchase daily releases. Our strategy is to identify and assist quality local programs to expand into national syndication.
Salem Radio Network
TM
SRN
TM
, based in Dallas, Texas, develops, produces, and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRN
TM
delivers programming via satellite to approximately 3,200 affiliated radio stations throughout the United States, including several of our Salem-owned stations. SRN
TM
operates five divisions, SRN
TM
Talk, SRN
TM
News, SRN
TM
Websites, SRN
TM
Satellite Services and Salem Music Network including Today’s Christian Music (“TCM.”) SRN
TM
’s net revenue for the year ended December 31, 2021, was $23.0 million, or 12.0% of net broadcast revenue.
Salem Media Representatives
Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 12 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets. SMR’s net commission revenue to independent radio station affiliates for the year ended December 31, 2021, was $0.5 million or 0.2% of net broadcast revenue.

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
Salem Podcast Network
The Salem Podcast Network (“SPN”) is a highly specialized platform for conservative, political, news, and family-oriented podcasts. SPN reaches over 11 million downloads per month, with one show already in the top 10 of all podcasts, and another in the top 10 in the News category according to the Apple Podcast Rankings.
Digital Media
Our digital media segment provides Christian, conservative, investing content, retirement,
e-commerce,
audio and video streaming, and other resources digitally through the web. Revenue generated from our digital media segment includes advertising arrangements based on cost-per-click,
or performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generation advertisements where revenue is dependent upon users registering for, purchasing, or demonstrating an interest in our advertisers’ products or services. We also generate revenue from digital subscriptions, streaming, downloads, and product sales through our church product websites and investing websites. Revenue is recognized upon digital delivery or page views, downloads and upon shipment of products. Revenue from this operating segment is reported as Digital Media revenue on our Consolidated Statements of Operations included in Item 8 of this annual report.
We own and operate numerous websites including:
Salem Web Network (“SWN”)
Christian Content Websites:
BibleStudyTools.com
is a Bible website for verse search and
in-depth
studies featuring commentaries, reading plans, and other helpful resources designed as aids to Bible study.
Crosswalk.com
®
offers compelling, editorial-driven, biblically based, lifestyle and devotional content to Christians who take seriously their relationship with Christ.
Christianity.com
offers engaging articles and video focused on exploring the deeper, theological issues and apologetics of the Christian faith. It is also a leading provider of online Bible trivia games.
iBelieve.com
creates editorial-driven, lifestyle content, focused on helping Christian women use personal experience to examine the deeper issues of life and faith.
GodTube
®
.com
is a video viewing platform for Christian videos with faith-based, family-friendly content.
OnePlace
®
.com
is a provider of
on-demand
online audio streaming for nearly 200 radio programs from more than 185 popular Christian broadcast ministries. Oneplace
™
.com serves as both a complement to, and an extension of our block programming Christian radio business.
GodUpdates.com
provides inspiring stories, thought-provoking articles and videos about topics important to Christians.

CrossCards
®
.com
provides faith-based, inspirational
e-greeting
cards for all occasions.
ChristianHeadlines.com
reports the news of importance to the Christian audience with a headlines blog, Christian worldview commentary, and features on events from the worldwide Christian Church.
LightSource.com
provides
on-demand
video streaming for nearly 85 Christian television programs from more than 70 ministry partners.
CCMmagazine.com
provides information and insight on Christian music.
Townhall Media
– Conservative Opinion Websites:
Townhall.com
®
is an interactive community that brings users, conservative public policy organizations, congressional staff, and political activists together under the broad umbrella of conservative thoughts, ideas and actions.
RedState
®
.com
is a conservative, political news blog for right of center activists.
pjmedia
®
.com
is an integrated website that offers conservative news and commentary and is a reliable source for original, political news and analysis.
Twitchy
®
.com
is a website featuring selected quotes and current events centered on U.S. politics, global news, sports, entertainment, media, and breaking news.
HotAir
®
.com
is a leading news and commentary site with conservative news and opinions.
BearingArms.com
is a website providing news and resources on Second Amendment issues, gun control, self-defense, and firearms.
Salem Church Products Websites:
Salem Church Products websites offer resources for churches and ministries in the areas of church media, worship, children’s and youth ministry, preaching, teaching and employment. These websites include:
SermonSearch
™
.com
is a subscription-based resource for preachers and teachers with preparation materials like sermon outlines, illustrations, and preaching ideas from many of America’s top Christian communicators.
WorshipHouseMedia.com
is an online church media resource, providing videos and other multi-media resources to churches to enhance worship and sermons.
Shiftworship.com
subscription-based website offering motion backgrounds, stills, and countdowns to help churches create a visual worship experience.
SermonSpice
®
.com
is an online provider of church media for local churches and ministries.
CenterlineNewMedia.com
– provides access to media assets for church services, including worship backgrounds, mini movies, and social graphics.
WorshipHouseKids.com
provides children’s and family ministry videos and media to make children’s ministry fun, interactive, and easy.
PlaybackMedia.com
offers motion backgrounds, stills and countdowns to help churches create a visual worship experience.
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
Childrens-Ministry-Deals.com
offers a variety of digital resources including videos, song tracks, sermon archives, job listings, and Sunday school curriculum to pastors and Church leaders.
Digital Investing and Retirement Websites and Publications
Our digital platform includes the following investing and retirement websites and publications:
Eagle Financial Publications – provides market analysis and investment strategies for individual subscribers to newsletters from a variety of investing commentators including Bob Carlson, Bryan Perry, Jim Woods, Dr. Mark Skousen, and Jon Johnson.
www.DividendInvestor.com
– offers stock screening tools and dividend information for individual subscribers to obtain dividend information and data.
www.StockInvestor.com
– provides market analysis and investment strategies, recommendations, and opinions for individuals interested in the stock market.
www.Retirementwatch.com
– provides information on retirement and estate planning related topics.
Digital Mobile Applications
Our digital mobile applications, available in iOS and/or Android platforms, provide another means by which our content is available to our audiences. Our mobile applications include the following:

•	Daily Bible Devotion

•	King James Bible

•	Daily Bible

•	Christian Radio

•	OnePlace ®

•	Light Source

•	¡Citas y Mas Citas!

•	Bíblia Portuguese Bible

•	Bibliya Tagalog Bible

•	Japanese Bible

•	La Bibbia

•	La Biblia Reina Valera

•	Louis Segond French Bible

•	Luther Bible German

•	Spanish Bible Reina Valera

•	Vietnamese Bible

•	Vulgate Latin Bible

•	Twitchy ®

•	Bible Study Tools

•	Bible Quotes

•	Bible Trivia

•	iBelieve

•	Bible Baseball Trivia

•	Christian Ecards

•	One Bible

•	Bible+1

•	Biblia

•	HotAir ®

•	Townhall ® .com

•	Red State
Publishing
We publish books for audiences interested in Christian and family-themed content as well as conservative news and opinion. We operate two businesses in our book publishing segment.
Regnery
®
Publishing is a traditional book publisher that has published dozens of bestselling books by leading conservative, Christian and history authors and personalities. Books are sold in traditional printed form and as eBooks with the following categories:

•
Regnery Political – Regnery Political, dedicated to serious works of cultural, social, and political analysis, is a reaffirmation of Regnery’s tradition of publishing original and penetrating conservative thinkers.

•	Regnery History – Regnery History brings new light to old subjects and introduces stories that deserve attention but may have been ignored or even covered up in the past.

•	Regnery Kids – Regnery Kidsbooks are non-partisan, entertaining, and brilliantly written and illustrated by award-winning authors and artists.

•
Gateway Editions – Regnery Gateway, dedicated to serious works of cultural, social, and political analysis, is a reaffirmation of Regnery’s tradition of publishing original and penetrating conservative thinkers.

•	Salem Books – Our goal is to help people grow in their faith and find comfort, encouragement, practical advice, and timeless wisdom in compelling books by trusted authors.
Salem Author Services is a self-publishing service for authors through two imprints: Xulon Press and Mill City Press. Xulon Press offers print-on-demand
self-publishing services for Christian authors while Mill City Press serves general market authors.
Competition
We operate in a highly competitive broadcast and media business. We compete for audiences, advertisers, and programmers with other radio broadcasters, broadcast and cable television operators, newspapers and magazines, book publishers, national and local digital services, outdoor advertising, direct mail, online marketing and media companies, social media platforms, web-based
blogs, and mobile devices.

BROADCASTING
. Our broadcast audience ratings and market shares are subject to change, and any change in a particular market could adversely affect the revenue of our stations located in that market. While we already compete in some of our markets with stations that offer similar formats, if another radio station were to convert its programming to a format similar to one of ours, or if an existing competitor were to strengthen its operations, our stations could suffer reduced ratings and/or reduced revenue. In these circumstances, we could also incur significantly higher promotional and other related expenses. We cannot assure that our stations will maintain or increase their current audience ratings and revenue.
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
Christian and Family-Themed Radio.
The segment of this industry that focus on Christian and family themes is also a highly competitive business. The financial success of each of our radio stations that focuses on Christian Teaching and Talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and non-commercial
radio station licensees. While we believe that no commercial group owner in the United States specializing in Christian and family-themed programming approaches Salem in size of potential listening audience and presence in major markets, other religious radio stations exist and enjoy varying degrees of prominence and success in some of our markets.
New Methods of Content Delivery
. Competition also comes from new media technologies and services. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile devices including smart phone applications for iPhone
®
and Android
®
, personal communications services, social media, and the service of low powered, limited coverage FM radio stations authorized by the FCC. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, satellite delivered digital audio radio, which delivers multiple audio programming formats to national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including digital acquisitions, the launch of Salem Surround, and our exclusive arrangement to provide Christian and family-themed talk on SiriusXM, a satellite digital audio radio service.
NETWORK.
SRN
TM
competes with other commercial radio networks that offer news and talk programming to religious and general format stations and noncommercial networks that offer Christian music formats. SRN
TM
also competes with other radio networks for the services of talk show personalities.
DIGITAL MEDIA.
SWN
and Townhall Media compete for visitors and advertisers with other companies that deliver online audio programming, that deliver Christian and conservative digital content, and providers of general market websites and social media. The online media and distribution business changes quickly and is highly competitive. We compete to attract and maintain interactions with advertisers, consumers, content creators and web publishers. Salem Church Products competes for customers with other online sites that offer resources useful in ministries, preaching, teaching, and for employment within the Christian community.
PUBLISHING.
Regnery
®
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

Federal Regulation of Radio Broadcasting
Introduction
. The ownership, operation, and sale of broadcast stations, including those licensed to Salem, are subject to the jurisdiction of the FCC, which acts under authority derived from The Communications Act of 1934, as amended, and the rules and regulations promulgated thereunder (“Communications Act”). Among other things, the FCC assigns frequency bands for broadcasting; determines whether to approve certain changes in ownership or control of station licenses; regulates transmission facilities, including power employed, antenna and tower heights, and location of transmission facilities; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules under the Communications Act.
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
License Grant and Renewal
. Radio broadcast licenses are granted for maximum terms of eight years. Licenses must be renewed through an application to the FCC. Under the Communications Act, the FCC will renew a broadcast license if it finds that the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.
From time to time, the renewal of certain licenses may be delayed. We continue to operate these radio stations under their existing licenses until the licenses are renewed. The affected stations are authorized to continue operations until the FCC acts upon the renewal applications. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal. We are currently in the midst of the FCC’s radio renewal cycle, and license renewal applications for certain of our stations will be pending during the course of the renewal cycle. We expect all of our broadcast licenses to be renewed by the cycle’s conclusion.
Petitions to deny license renewals can be filed by certain interested parties, including members of the public in a station’s market. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience, and necessity, or if a petition to deny raises a “substantial and material question of fact” as to whether the grant of the renewal application would be prima facie
inconsistent with the public interest, convenience, and necessity. In addition, during certain periods when a renewal application is pending, the transferability of the applicant’s license is restricted.
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

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
New York, NY	WMCA	AM	570	June 2022	B	n/a	5 / 5
	WNYM	AM	970	June 2022	B	n/a	50 / 5
Los Angeles, CA	KKLA	FM	99.5	December 2029	B	2,959	10
	KRLA	AM	870	December 2029	B	n/a	50 / 3
	KFSH	FM	95.9	December 2029	A	328	6
Chicago, IL	WYLL	AM	1160	December 2028	B	n/a	50 / 50
	WIND	AM	560	December 2028	B	n/a	5 / 5
San Francisco, CA	KFAX	AM	1100	December 2029	B	n/a	50 / 50
	KDOW	AM	1220	December 2029	D	n/a	5 / 0.145
	KTRB	AM	860	December 2029	B	n/a	50 / 50
	KDIA	AM	1640	December 2029	B	n/a	10 / 10
	KDYA	AM	1190	December 2029	D	n/a	3 / —
Dallas-Fort Worth, TX	KLTY	FM	94.9	August 2029	C	1,667	100
	KWRD	FM	100.7	August 2029	C	1,988	98
	KSKY	AM	660	August 2029	B	n/a	20 / 0.7
	KTNO	AM	620	August 2029	B	n/a	5 / 4.5
Houston-Galveston, TX	KNTH	AM	1070	August 2029	B	n/a	10 / 5
	KKHT	FM	100.7	August 2029	C	1,952	100
Atlanta, GA	WNIV	AM	970	April 2028	D	n/a	5 / 0.039
	WLTA	AM	1400	April 2028	C	n/a	1 / 1
	WFSH	FM	104.7	April 2028	C1	1,657	24
	WGKA	AM	920	April 2028	B	n/a	14 / 0.49
	WDWD	AM	590	April 2028	B	n/a	12 / 4.5
Washington, D.C.	WAVA	FM	105.1	October 2027	B	604	33
	WAVA	AM	780	October 2027	D	n/a	12
	WWRC	AM	570	October 2027	B	n/a	5 / 1
Philadelphia, PA	WFIL	AM	560	August 2022	B	n/a	5 / 5
	WNTP	AM	990	August 2022	B	n/a	50 / 10
Boston, MA	WEZE	AM	590	April 2022	B	n/a	5 / 5
	WROL	AM	950	April 2022	D	n/a	5 / 0.09
Seattle-Tacoma, WA	KGNW	AM	820	February 2030	B	n/a	50 / 5
	KLFE (1)	AM	1590	February 2022(2)	B	n/a	20 / 5
	KNTS (1)	AM	1680	February 2022(2)	B	n/a	10 / 1
Detroit, MI	WDTK	AM	1400	October 2028	C	n/a	1 / 1
	WLQV	AM	1500	October 2028	B	n/a	50 / 10
Phoenix, AZ	KKNT	AM	960	October 2029	B	n/a	5 / 5
	KPXQ	AM	1360	October 2029	B	n/a	50 / 1
	KXXT	AM	1010	October 2029	B	n/a	15 / 0.25
Minneapolis-St. Paul, MN	KKMS	AM	980	April 2029	B	n/a	5 / 5
	KDIZ	AM	1570	April 2029	B	n/a	4 / 0.22
	WWTC	AM	1280	April 2029	B	n/a	10 / 15
	KYCR	AM	1440	April 2029	B	n/a	5 / 0.5
San Diego, CA	KPRZ	AM	1210	December 2029	B	n/a	20 / 10
	KCBQ	AM	1170	December 2029	B	n/a	50 / 2.9
Tampa, FL	WTWD	AM	910	February 2028	B	n/a	5 / 5
	WTBN	AM	570	February 2028	B	n/a	5 / 5
	WGUL	AM	860	February 2028	B	n/a	5 / 1.5

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
Denver-Boulder, CO	KRKS	FM	94.7	April 2029	C	984	100
	KRKS (1)	AM	990	April 2029	B	n/a	6.5 / 0.39
	KNUS	AM	710	April 2029	B	n/a	5 / 5
	KBJD (1)	AM	1650	April 2029	B	n/a	10 / 1
Portland, OR	KPDQ	FM	93.9	February 2030	C1	1,270	52
	KPDQ	AM	800	February 2030	B	n/a	1 / 0.5
	KFIS	FM	104.1	February 2030	C2	1266	6.9
	KRYP	FM	93.1	February 2030	C3	1,270	1.6
	KDZR	AM	1640	February 2030	B	n/a	10 / 1
	KPAM	AM	860	February 2022	B	n/a	50 / 15
San Antonio, TX	KSLR	AM	630	August 2029	B	n/a	5 / 4.3
	KLUP	AM	930	August 2029	B	n/a	5 / 1
Riverside-San Bernardino, CA	KTIE	AM	590	December 2029	B	n/a	2.5 / 0.96
Sacramento, CA	KFIA	AM	710	December 2021(2)	B	n/a	25 / 1
	KTKZ	AM	1380	December 2029	B	n/a	5 / 5
	KSAC	FM	105.5	December 2029	B1	1,010	2.55
	KKFS	FM	103.9	December 2029	A	328	6
Pittsburgh, PA	WORD	FM	101.5	August 2022	B	535	43
	WPIT	AM	730	August 2022	D	n/a	5 / 0.024
	WPGP	AM	1250	August 2022	B	n/a	5 / 5
Orlando, FL	WORL	AM	950	February 2028	B	n/a	12 / 5
	WTLN	AM	990	February 2028	B	n/a	50 / 14
Cleveland, OH	WHKW	AM	1220	October 2028	B	n/a	50 / 50
	WFHM	FM	95.5	October 2028	B	620	31
	WHK	AM	1420	October 2028	B	n/a	5 / 5
Columbus, OH	WRFD	AM	880	October 2028	D	n/a	23
	WTOH	FM	98.9	October 2028	A	505	2.6
Nashville, TN	WBOZ	FM	104.9	August 2028	A	328	6
	WFFH	FM	94.1	August 2028	A	453	3.2
	WFFI	FM	93.7	August 2028	A	755	1.15
Louisville, KY	WFIA	FM	94.7	August 2028	A	394	3.3
	WGTK	AM	970	August 2028	B	n/a	5 / 5
	WFIA	AM	900	August 2028	D	n/a	0.93 / 0.162
Greenville, SC	WGTK	FM	94.5	December 2027	C	1,490	100
	WRTH	FM	103.3	December 2027	A	479	2.7
	WLTE	FM	95.9	December 2027	A	233	6
Honolulu, HI	KAIM	FM	95.5	February 2030	C	1,854	100
	KGU	AM	760	February 2030	B	n/a	10 / 10
	KHCM	AM	880	February 2030	B	n/a	2 / 2
	KHCM	FM	97.5	February 2030	C1	46	80
	KGU	FM	99.5	February 2030	C	1,965	100
	KKOL	FM	107.9	February 2030	C	1,965	100
	KHNR	AM	690	February 2030	B	n/a	10 / 10
Sarasota-Bradenton, FL	WLSS	AM	930	February 2028	B	n/a	5 / 3
Little Rock, AR	KDIS	FM	99.5	June 2028	A	312	6
	KKSP	FM	93.3	June 2028	C3	699	22
	KDXE	FM	101.1	June 2028	A	876	0.85
	KZTS	AM	1380	June 2028	B	n/a	5 / 2.5

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
Colorado Springs, CO	KGFT	FM	100.7	April 2029	C	2,218	78
	KBIQ	FM	102.7	April 2029	C	2,280	72
	KZNT	AM	1460	April 2029	B	n/a	5 / 0.5
Oxnard-Ventura, CA	KDAR	FM	98.3	December 2029	B1	1,289	1.5
Warrenton, Virginia	WRCW	AM	1250	October 2027	D	n/a	3 / 0.125

1.
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

2.	FCC license renewal pending.
The following table sets forth information with respect to each of our radio stations FM translators for which we are the licensee and/or operate:

Market	Station Call Letters	Operating Frequency	Expiration Date of License	FCC Class	Height Average (in feet)	Power (in Day	Power (in Night
Boston	W262CV (WROL)	100.3	4/1/2022	D	164	0.25	0.25
Cleveland	W245CY (WHKW)	96.9	10/1/2028	D	520	0.005	0.005
Cleveland	W273DG (WHK)	102.5	10/1/2028	D	520	0.005	0.005
Colorado Springs	K266CK (KZNT)	101.1	4/1/2029	D	-191	0.099	0.099
Columbus	W240CX (WTOH)	95.9	10/1/2028	D	505	0.99	0.525
Columbus	W283CL (WRFD)	104.5	10/1/2028	D	545	0.25	0.25
Dallas-Ft. Worth	K273BJ (KLTY-FM)	102.5	8/1/2029	D	434	0.25	0.25
Detroit	W224CC (WLQV)	92.7	10/1/2028	D	924	0.099	0.099
Detroit	W268CN (WDTK)	101.5	10/1/2028	D	914	0.099	0.099
Greenville	W245CH (WGTK-FM)	96.9	12/1/2027	D	1,364	0.25	0.25
Greenville	W275BJ (WGTK-FM)	102.9	12/1/2027	D	1,390	0.25	0.25
Honolulu	K232FL (KHNR)	94.3	2/1/2022	D	204	0.25	0.25
Honolulu	K236CR (KGU-AM)	95.1	2/1/2022	D	204	0.25	0.25
Houston	K277DE (KNTH)	103.3	8/1/2029	D	514	0.25	0.25
Little Rock	K288EZ (KZTS)	105.5	6/1/2028	D	332	0.25	0.25
Little Rock	K277DP (KZTS)	103.3	6/0/2028	D	323	0.25	0.25
Louisville	W297BV (WFIA)	107.3	8/1/2028	D	286	0.25	0.25
Louisville	W228EO (WGTK)	93.5	9/9/2022	D	191	0.099	0.099
Minneapolis	K298CO (WWTC)	107.5	4/1/2029	D	176	0.25	0.25
New York	W272DX (WMCA)	102.3	6/1/2022	D	357	0.25	0.25
Orlando	W268CT (WTLN)	101.5	2/1/2028	D	323	0.25	0.25
Orlando	W235CR (WORL)	94.9	2/1/2028	D	434	0.225	0.225
Pittsburgh	W223CS (WPGP)	92.5	8/1/2022	D	455	0.11	0.11
Pittsburgh	W243BW (WPIT)	96.5	8/1/2022	D	466	0.25	0.25
Portland	K292HH (KPDQ)	106.3	2/1/2022	D	1,150	0.099	0.099
Sacramento	K289CT (KFIA)	105.7	12/1/2021(1)	D	291	0.25	0.25
San Diego	K241CT (KCBQ)	96.1	12/1/2029	D	826	0.25	0.25

Market	Station Call Letters	Operating Frequency	Expiration Date of License	FCC Class	Height Average (in feet)	Power (in Day	Power (in Night
San Diego	K291CR (KPRZ)	106.1	12/1/2029	D	820	0.25	0.25
San Francisco	K237GZ (KDOW)	95.3	12/1/2029	D	1,263	0.04	0.04
Seattle	K281CQ (KGNW)	104.1	2/1/2022	D	1,248	0.099	0.099
Tampa	W271CY (WTWD)	102.1	2/1/2028	D	271	0.125	0.125
Tampa	W229DJ (WGUL)	93.7	2/1/2028	D	272	0.099	0.099
Tampa/Sarasota	W229BR (WLSS)	93.7	2/1/2028	D	212	0.099	0.099
Tampa/Sarasota	W262CP (WTBN)	100.3	2/1/2028	D	1,074	0.25	0.25
Washington DC	W244EB (WAVA)	96.7	10/1/2027	D	641	0.15	0.15

1.	FCC Renewal pending
Ownership Matters
. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests therein, and compliance with the Communications Act’s limitation on alien ownership, as well as compliance with other FCC policies, including equal employment opportunity requirements.
FCC rules and policies define the interests of individuals and entities, known as “attributable” interests, which implicate FCC rules governing ownership of broadcast stations. And other specified mass media entities. Under these rules, attributable interests generally include: (1) officers and directors of a licensee and of its direct and indirect parents; (2) general partners; (3) limited partners and limited liability company members, unless properly “insulated” from management activities; (4) a 5% or more direct or indirect voting stock interest in a corporate licensee or parent, except that, for a narrowly defined class of passive investors, the attribution threshold is a 20% or more voting stock interest; and (5) combined equity and debt interests in excess of 33% of a licensee’s total asset value, if the interest holder provides over 15% of the licensee station’s total weekly programming, or has an attributable same-service (radio or television) broadcast or newspaper interest in the same market (“EDP Rule”). An entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time or sells more than 15% per week of the advertising time on a radio station in the same market is generally deemed to have an attributable interest in that station. Debt instruments, non-voting
corporate stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests generally are not subject to attribution unless such interests implicate the EDP Rule.
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
Foreign Ownership:
Under the Communications Act, a broadcast license may not be granted to or held by a corporation that has more than one-fifth
of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by
non-U.S.
corporations. Under the Communications Act, there are limitations on the licensee of a broadcast license, that is held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth
of whose capital stock is owned or voted by aliens or

their representatives, by foreign governments or their representatives, or by
non-U.S.
corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. We, therefore, may be restricted from having more than one-fourth
of our stock owned or voted by aliens, foreign governments, or
non-U.S.
corporations, although the FCC will entertain and authorize, on a case-by-case
basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcasting holding companies. The FCC generally will not make such a determination absent favorable executive branch review.
Local Radio Ownership
: The maximum allowable number of radio stations that may be commonly owned in a market is based on the size of the market. In markets with 45 or more stations, one entity may have an attributable interest in up to eight stations, of which no more than five are in the same radio service (AM or FM). In markets with
30-44
stations, one entity may have an attributable interest in up to seven stations, of which no more than four are in the same service. In markets with
15-29
stations, one entity may have an attributable interest in up to six stations, of which no more than four are in the same service. In markets with 14 or fewer stations, one entity may have an attributable interest in up to five stations, of which no more than three are in the same service, so long as the entity does not have an interest in more than 50% of all stations in the market. To apply these ownership tiers, the FCC relies on Nielsen Metro Survey Areas, where they exist, and a signal contour-overlap methodology where they do not exist. An FCC rulemaking is pending to determine how to define radio markets for stations located outside Nielsen Metro Survey Areas.
The FCC also restricts the number of television stations an entity may own both in local markets and nationwide.
Our current ownership of radio broadcast stations complies with the FCC’s multiple ownership rules; however, these rules may limit the number of additional stations that we may acquire in the future in certain of our markets.
Cross-Ownership
: In 2021, the FCC eliminated its prohibition on newspaper/broadcast cross-ownership rule and its rule limiting common ownership of television stations and same market radio stations.
Review of Media Ownership Rules
:
The Communications Act requires the FCC to periodically review its media ownership rules, and those reviews have been and continue to be the subject of litigation and follow-on
regulatory proceedings. In November 2019, the United States Court of Appeals for the Third Circuit issued a decision that resulted in reinstatement of rules restricting cross-ownership of newspapers and broadcast radio (or television) stations, and of broadcast radio and television stations, which the FCC had previously eliminated. The Supreme Court of the United States vacated the Third Circuit’s decision in April 2021, and the cross-ownership rules are therefore not currently in effect.
In December 2018, the FCC commenced its 2018 quadrennial review of its media ownership regulations. In June 2021, following the Supreme Court decision described above, the FCC sought comment to refresh the record in its 2018 quadrennial review, and that review remains pending. Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule including whether the current version of the rule remains necessary in the public interest. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.
Federal Antitrust Considerations
. The Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”), which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, are also active in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets.
For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Improvements Act (“HSR Act”) and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws, as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the company. The FTC or the DOJ may investigate acquisitions that are not required to be reported under the HSR Act under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. The DOJ has stated publicly that it believes that LMAs and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act.
We can provide no assurances that our acquisition strategy will not be adversely affected in any material respect by antitrust reviews.
Geographic Financial Information
Our customers are based in various locations throughout the United States. While no one customer currently accounts for 10% or more of our total revenue individually or in the aggregate, our broadcast operating segment is particularly dependent on revenue generated from our Los Angeles and Dallas broadcast markets. Our Los Angeles radio stations generated 10.1% of our total net broadcasting revenue for the year ended December 31, 2021, and 10.6% of our total net broadcasting revenue for the year ended December 31, 2020. Our Dallas radio stations generated 9.0% of our total net broadcasting revenue for the year ended December 31, 2021, and 9.3% of our total net broadcasting revenue for the year ended December 31, 2020.
Because substantial portions of our broadcast revenue are derived from our Los Angeles and Dallas markets, our ability to generate revenue in those markets could be adversely affected by local or regional economic downturns in these areas.
Available Information
Our Internet address is www.salemmedia.com. We make available free of charge on our investor relations website under the heading “SEC Filings,” our Annual Reports on Form
10-K,
Quarterly Reports on Form
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We own or lease various properties throughout the United States from which we conduct business. No one physical property is material to our overall business operations. The types of properties required to support each of our radio stations, digital and publishing operations typically include offices, studios, and tower sites where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We believe that each of our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties. We believe that we will be able to renew existing leases when applicable or obtain comparable facilities, as necessary.

Executive Offices
Our executive offices are located in Irving, Texas, where we own an approximately 43,000 square foot office building.
Broadcasting
Our broadcast facilities include offices and studios, transmitter locations, antenna sites and tower sites. Offices and studios are typically located in buildings that are in a downtown or business district. Transmitter, antenna, and tower sites are located in areas that provide maximum market coverage. Our radio stations broadcast from 91 tower sites, including 31 tower sites in which we own the land. We own the land for seven additional tower sites that we lease to other broadcasters.
SRN
TM
, SMR, Salem Consumer Products, our Dallas radio stations studios and offices, and our executive offices are located in the Dallas, Texas metropolitan area. We also own office buildings in Honolulu, Hawaii; Tampa, Florida; Orlando, Florida and Greenville, South Carolina from which our radio stations studios and offices operate. Our national radio network operates from various offices and studios. These studios may be used to generate programming or programming can also be relayed from a remote point of origination. Our network also leases satellite transponders used in the delivery of its programming.
Our current lease agreements range from four months to twenty-eight years remaining on the lease term. We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in Note 16, Related Party Transactions in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report.
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
Regnery
®
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
ITEM 3. LEGAL PROCEEDINGS.
We and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitrations and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We maintain insurance that may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not adversely affect our annual consolidated financial position, results of operations, or cash flows.
ITEM 4. MINE AND SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Class A common stock trades on the NASDAQ Global Market
®
(“NASDAQ-NGM”)
under the symbol SALM. On February 11, 2022, we had approximately 50 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 21,605,324 outstanding shares of Class A common stock and two stockholders of record and 5,553,696 outstanding shares of Class B common stock.
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

	2020				2021
	1 st Qtr	2 nd Qtr	3 rd Qtr	4 th Qtr	1 st Qtr	2 nd Qtr	3 rd Qtr	4 th Qtr
High (mid-day)	$1.74	$2.62	$2.46	$1.25	$3.95	$3.15	$3.85	$6.82
Low (mid-day)	$0.65	$0.69	$0.85	$0.78	$1.04	$1.69	$1.91	$2.67
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
On May 6, 2020, our Board of Directors voted to discontinue distributions on our common stock indefinitely due to the adverse economic impact of the
COVID-19
pandemic on our financial position, results of operations, and cash flows.
Our sole source of cash available for making any future equity distributions is our operating cash flow subject to our 2024 Notes, 2028 Notes, Delayed Draw 2028, and our Asset Based Loan (“ABL Facility”), which contain covenants that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 6. [RESERVED].

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
Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to:

•	the coronavirus COVID-19 pandemic (“COVID-19”) that adversely impacted our business,

•	risks and uncertainties relating to the need for additional funds to service our debt,

•	risks and uncertainties relating to the need for additional funds to execute our business strategy,

•	our ability to access borrowings under our ABL Facility,

•	reductions in revenue forecasts,

•	our ability to renew our broadcast licenses,

•	changes in interest rates,

•	the timing of our ability to complete any acquisitions or dispositions,

•	costs and synergies resulting from the integration of any completed acquisitions,

•	our ability to effectively manage costs,

•	our ability to drive and manage growth,

•	the popularity of radio as a broadcasting and advertising medium,

•	changes in consumer tastes,

•	the impact of general economic conditions in the United States or in specific markets in which we do business,

•	the impact of inflation increasing operating costs and changing consumer habits,

•	industry conditions, including existing competition and future competitive technologies,

•	disruptions or postponements of advertising schedules and programming in response to national or world events,

•	our ability to generate revenue from new sources, including local commerce and technology-based initiatives, and

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
We measure and evaluate our operating segments based on operating income and operating expenses that exclude costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury. We also exclude costs such as amortization, depreciation, taxes, and interest expense when evaluating the performance of our operating segments.
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
on-air
personalities and production services, and rental income for studios, towers or office space.

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;

•	the sale of digital streaming advertisements on websites and mobile applications;

•	the support and promotion to stream third-party content on our websites;

•	the sale of advertisements included in digital newsletters;

•	the digital delivery of newsletters to subscribers; and

•	the number of video and graphic downloads.
Our principal sources of publishing revenue include:

•	the sale of books and e-books;

•	publishing fees from authors; and

•	the sale of digital advertising in digital newsletters.
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
Revenue generated from our radio stations, networks, and sales firms is reported as broadcast revenue in our Consolidated Financial Statements included in Item 8 of this annual report. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.
Broadcast revenue is impacted by the rates radio stations can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered, or downloads made, and the number of events held, including the size of the event and the number of attendees. Block programming rates are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services for most of our radio stations. In select markets, we subscribe to Nielsen Audio, which develops monthly reports measuring a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined
level of time available for block programming and/or advertising, which may vary at different times of the day.

Nielsen Audio uses the Portable People Meter
TM
(“PPM
”
) technology to collect data for its ratings service. PPM is a small device that is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals encoded by the broadcaster. The PPM offers a number of advantages over traditional diary ratings collection systems, including ease of use, more reliable ratings data, shorter time periods between when advertising runs and actual listening data, and little manipulation of data by users. A disadvantage of the PPM includes data fluctuations from changes to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time. We subscribe to Nielsen Audio for ratings services in seven of our broadcast markets.
Our results are subject to seasonal fluctuations. As is typical in the broadcasting industry, our second and fourth quarter advertising revenue typically exceeds our first and third quarter advertising revenue. Seasonal fluctuations in advertising revenue correspond with quarterly fluctuations in the retail industry. Additionally, we experience increased demand for political advertising during election even numbered years, over non-election
odd numbered years. Political advertising revenue varies based on the number and type of candidates as well as the number and type of debated issues.
Our cash flows from broadcasting may be affected by transitional periods experienced by radio stations when, based on the nature of the radio station, our plans for the market and other circumstances, we find it beneficial to change the station format. During this transitional period, when we develop a radio station’s listener and customer base, the station may generate negative or insignificant cash flow.
In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash
exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During each of the years ended December 31, 2021, and 2020, 99% and 98% of our broadcast revenue was sold for cash, respectively.
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
Digital Media
Our digital media segment provides Christian, conservative, investing, retirement,
e-commerce,
audio and video streaming, and other resources digitally through the web. Refer to Item 1. Business of this annual report for a description of each of our digital media websites and operations.
Revenue generated from this segment is reported as digital media revenue in our Consolidated Statements of Operations included in this annual report. Digital media revenue is impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered, or the number of products sold, and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which Easter is observed, as this holiday generates a higher volume of product downloads from our church product websites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.
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
Publishing
Our publishing operations include book publishing through Regnery
®
Publishing and self-publishing services through Salem Author Services. Refer to Item 1. Business of this annual report for a detailed description of our publishing operations.
Revenue generated from this segment is reported as publishing revenue in our Consolidated Statements of Operations included in this annual report. Publishing revenue is impacted by the retail price of books and
e-books,
the number of books sold, the number and retail price of
e-books
sold, and the number and rate at which self-published books are published. Regnery
®
Publishing revenue is impacted by elections as it generates higher levels of interest and demand for publications containing conservative and political based opinions.
The primary operating expenses incurred by our publishing businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses; and (iv) cost of goods sold that includes book printing and production costs, fulfillment costs, author royalties and inventory reserves.
Known Trends and Uncertainties
The
COVID-19
global pandemic that began in March 2020 materially impacted our business. We experienced a rapid decline in revenue from advertising, programming, events, and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who were particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
While we see progress being made in revenue returning to
pre-pandemic
levels, the
COVID-19
pandemic continues to create significant uncertainty and disruption in the economy. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments, and right-of-use assets.
As a result, many estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.
The growth of broadcast revenue associated with the sale of airtime remains challenged. We believe this is due to audiences spending less time commuting in cars, increased competition from other forms of content distribution, and decreases in the length of time spent listening to broadcast radio as compared to audio streaming services, podcasts, and satellite radio. These factors may lead advertisers to conclude that the effectiveness of radio has diminished. In response, we continue to enhance our digital assets to complement our broadcast content. The increased use of smart speakers, or voice activated platforms, that provide audiences with the ability to access AM and FM radio stations show increased potential for radio broadcasters to reach audiences.

Our broadcast spot advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 13.6% and 21.1%, respectively, of our total net broadcast spot advertising revenue during the year ended December 31, 2021, compared to 14.1% and 22.1%, respectively, of our total net broadcast spot advertising revenue during the year ended December 31, 2020.
Digital revenue is impacted by the nature and delivery of page views and the number of advertisements per page. We have experienced a shift in the number of page views from desktop devices to mobile devices. While mobile page views have increased dramatically, they carry a lower number of advertisements per page and are generally sold at lower rates. A shift from desktop page views to mobile device views negatively impacts revenue as mobile devices carry lower rates and less advertisement per page. Decreases in digital revenue could adversely affect our operating results, financial condition, and results of operations. To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs.
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
Non-GAAP
Financial Measures
Management uses certain
non-GAAP
financial measures defined below in communications with investors, analysts, rating agencies, banks, and others to assist such parties in understanding the impact of various items on our financial statements. We use these non-GAAP
financial measures to evaluate financial results, develop budgets, manage expenditures and as a measure of performance under compensation programs.
Our presentation of these
non-GAAP
financial measures should not be considered as a substitute for or superior to the most directly comparable financial measures as reported in accordance with GAAP.
Item 10€ of Regulation
S-K
defines and prescribes the conditions under which certain
non-GAAP
financial information may be presented in this annual report. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Same Station net broadcast revenue, Same Station broadcast operating expenses, Same Station Operating Income, Digital Media Operating Income, and Publishing Operating Income, all of which are non-GAAP
financial measures. We believe that these
non-GAAP
financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP
financial measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends, and performance.
The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate SOI. We define SOI as net broadcast revenue less broadcast operating expenses. Accordingly, changes in net broadcast revenue and broadcast operating expenses, as explained above, have a direct impact on changes in SOI. SOI is not a measure of performance calculated in accordance with GAAP. SOI should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. We believe that

SOI is a useful
non-GAAP
financial measure to investors when considered in conjunction with operating income (the most directly comparable GAAP financial measures to SOI), because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment, and communications industries. SOI is commonly used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. We use SOI as one of the key measures of operating efficiency and profitability, including our internal reviews for potential impairment of indefinite-lived intangible assets and our internal reviews to approve capital expenditures. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance prepared in accordance with GAAP. Our definition of SOI is not necessarily comparable to similarly titled measures reported by other companies.
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
We apply a similar methodology to our digital media and publishing group. Digital Media Operating Income is defined as net digital media revenue less digital media operating expenses. Publishing Operating Income (Loss) is defined as net publishing revenue less publishing operating expenses. Digital Media Operating Income and Publishing Operating Income are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP
financial performance measures are not to be considered a substitute for, or superior to, our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Operating Income are useful non-GAAP
financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal reviews for impairment of indefinite-lived intangible assets and our internal reviews to approve capital expenditures. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of Digital Media Operating Income and Publishing Operating Income (Loss) are not necessarily comparable to similarly titled measures reported by other companies.
We define EBITDA as net income before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA before gains or losses on the disposition of assets, before changes in the estimated fair value of contingent earn-out
consideration, before gains on bargain purchases, before the change in fair value of interest rate swaps, before impairments, before debt modification costs, before net miscellaneous income and expenses, before loss on early retirement of debt, before (gain) loss from discontinued operations and before non-cash
compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP and should be viewed as a supplement to and not a substitute for or superior to our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.
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
In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income, and Publishing Operating Income. Our presentation of these non-GAAP
performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2020	2021
	(Dollars in thousands)
Net broadcast revenue	$178,127	$191,443
Less broadcast operating expenses	(140,942)	(145,720)

Station Operating Income	$37,185	$45,723

Net digital media revenue	$39,593	$42,164
Less digital media operating expenses	(31,725)	(33,797)

Digital Media Operating Income	$7,868	$8,367

Net publishing revenue	$18,519	$24,640
Less publishing operating expenses	(21,950)	(23,220)

Publishing Operating Income (Loss)	$(3,431)	$1,420

In the table below, we present a reconciliation of net income (loss), the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income, and Publishing Operating Income (Loss). Our presentation of these non-GAAP
performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2020	2021
	(Dollars in thousands)
Net income (loss)	$(54,062)	$41,514
Plus provision for (benefit from) income taxes	30,274	(759)
Plus net miscellaneous (income) and expenses	9	(110)
Plus gain on the forgiveness of PPP loans	—	(11,212)
Plus (gain) loss on early retirement of long-term debt	(49)	1,026
Plus interest expense, net of capitalized interest	16,075	15,799
Less interest income	(1)	(10)

Net operating income (loss)	$(7,754)	$46,248

Plus net (gain) loss on the disposition of assets	1,575	(23,575)
Plus impairment of indefinite-lived long-term assets other than goodwill	17,254	—
Plus impairment of goodwill	307	—
Plus change in the estimated fair value of contingent earn-out consideration	(12)	—
Plus debt modification costs		2,526
Plus depreciation and amortization	14,058	12,828
Plus unallocated corporate expenses	16,194	17,483

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$41,622	$55,510

Station Operating Income	$37,185	$45,723
Digital Media Operating Income	7,868	8,367
Publishing Operating Income (Loss)	(3,431)	1,420

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$41,622	$55,510

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP
financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2020	2021
	(Dollars in thousands)
Net income (loss)	$(54,062)	$41,514
Plus interest expense, net of capitalized interest	16,075	15,799
Plus provision for (benefit from) income taxes	30,274	(759)
Plus depreciation and amortization	14,058	12,828
Less interest income	(1)	(10)

EBITDA	$6,344	$69,372

Plus net (gain) loss on the disposition of assets	1,575	(23,575)
Plus change in the estimated fair value of contingent earn-out consideration	(12)	—
Plus debt modification costs	—	2,526
Plus impairment of indefinite-lived long-term assets other than goodwill	17,254	—
Plus impairment of goodwill	307	—
Plus net miscellaneous (income) and expenses	9	(110)
Plus (gain) loss on early retirement of long-term debt	(49)	1,026
Plus gain on the forgiveness of PPP loans	—	(11,212)
Plus non-cash stock-based compensation	345	319

Adjusted EBITDA	$25,773	$38,346

RESULTS OF OPERATIONS
Year Ended December 31, 2021 compared to the year ended December 31, 2020
The following factors affected our results of operations and cash flows for the year ended December 31, 2021 as compared to the prior year:
Financing

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

•
In addition to the exchange on September 10, 2021, we repurchased an additional $43.3 million in total of the 2024 Notes for $44.0 million in cash, recognizing a net loss of $1.0 million after adjusting for bond issuance costs through multiple transactions during the second half of 2021.

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

•	On November 30, 2021, we sold approximately 77 acres of land in Tampa, Florida for $13.5 million in cash. We recognized a pre-tax gain on the sale of $12.9 million.

•
On July 27, 2021, we sold the Hilary Kramer Financial Newsletter and related assets for $0.2 million to be collected in quarterly installments over the two-year
period ending September 30, 2023. We recognized a
pre-tax
gain on the sale of $0.1 million.

•
On July 23, 2021, we sold approximately 34 acres of land in Lewisville, Texas, for $12.1 million in cash. The land was being used as the transmitter site for company owned radio station
KSKY-AM.
We retained a portion of the land in the southwest corner of the site to continue operating the radio station. We recognized a
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

•
On September 15, 2020, we acquired the Hyper Pixels Media website and related assets for $1.1 million in cash. We paid $0.4 million in cash upon closing with deferred payments of $0.4 million due January 31, 2021, and $0.3 million due September 15, 2021.

•	On April 6, 2020, we sold radio station WBZW-AM and an FM translator construction permit in Orlando, Florida, for $0.2 million in cash.
Net Broadcast Revenue

	Year Ended December 31,
	2020	2021	Change $	Change	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$178,127	$191,443	$13,316	7.5%	75.4%	74.1%
Same Station Net Broadcast Revenue	$176,844	$190,038	$13,194	7.5%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2020		2021
	(Dollars in thousands)
Block Programming:
National	$47,009	26.4%	$48,705	25.4%
Local	24,267	13.6	24,759	12.9

	71,276	40.0	73,464	38.4
Broadcast Advertising:
National	15,288	8.6	14,294	7.5
Local	39,407	22.1	41,672	21.8

	54,695	30.7	55,966	29.2
Station Digital (local)	24,527	13.8	32,258	16.8
Infomercials	974	0.5	878	0.5
Network	19,371	10.9	19,789	10.3
Other Revenue	7,284	4.1	9,088	4.7

Net Broadcast Revenue	$178,127	100.0%	$191,443	100.0%

Block programming revenue increased $2.2 million, including $1.7 million from national programming and $0.5 million from local programming. National programming on our Christian Teaching and Talk format radio stations increased $1.4 million, including the impact of early payment discounts of $1.2 million included in the 2020 results. Revenue from our News Talk format stations increased by $0.3 million in national programming and $0.3 million in local programming, including local sports programming that resumed in 2021. The remaining increase in local programming of $0.2 million includes a $0.1 million increase from our CCM format radio stations and $0.1 million from other formats due to an increase in the number of programmers. With this increase in demand for programming, we expect to see increases in rates as premium time slots are sold out.
Advertising revenue, net of agency commissions, increased $1.3 million overall, including a $2.3 million increase in local advertising that was offset by a $1.0 million decline in national advertising. Excluding the impact of political revenue, advertising revenue increased $3.2 million overall including a $2.9 million increase in local advertising revenue and a $0.3 million increase in national advertising revenue. Excluding political, the increase includes $2.6 million from our CCM format radio stations, primarily in Atlanta, Dallas, and Los Angeles, and $1.1 million from other format radio stations, that was offset with a $0.4 million decline from our Spanish Christian Teaching and Talk format radio stations, a $0.1 million decline from our News Talk format radio stations, and a $0.1 million decline from our Christian Teaching and Talk format radio stations. The increases in Atlanta, Dallas and Los Angeles reflect an increase in demand for advertising as pandemic restrictions ease which in turn creates higher spot rates for premium airtime spots. The decline from our Christian Teaching and Talk format radio stations reflects the sale of
WKAT-AM
in Miami, Florida and the reformatting of our remaining Spanish Christian Teaching and Talk format radio stations.
Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased by $7.7 million due to growth in digital product offerings and the launch of the Salem Podcast Network in January 2021. Salem Podcast Network is a highly specialized platform for conservative, political, news, and family-oriented podcasts with talk show hosts including Dinesh D’Souza, Todd Starnes, Charlie Kirk, and Trish Regan. Salem Podcast Network joins Salem Surround, our multimedia digital advertising agency providing digital marketing services to our customers, and SalemNow, our on-demand
pay-per-view
video streaming platform launched in the fourth quarter of 2020, along with our owned and operated station branded websites to offer new digital products and services. Increases in digital revenue include

$6.4 million from the January 2021 launch of the Salem Podcast Network, a $3.6 million increase in digital marketing services through Salem Surround, a $1.2 million increase in streaming revenue, and a $1.1 million increase in digital advertising revenue from our station websites that were offset by a $3.7 million decline in revenue from SalemNow that released two successful titles during the prior year and a decrease of $0.8 million from our networks. There were no significant changes in digital rates as compared to the prior year.
Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.
Network revenue, net of amounts reported as digital, increased by $0.4 million due to a $2.5 million increase in revenue from our nationally syndicated host programs that was partially offset by a $2.1 million decline in political advertising.
Other revenue increased by $1.8 million including a $0.8 million increase in event revenue as some live events return, a $0.2 million increase in listener purchase program revenue from higher listener participation as schools and businesses return to full operations, a $0.4 million increase in LMA and TBA fees from radio station
KBJD-AM,
Denver, Colorado and
KGU-AM,
Honolulu, Hawaii, a $0.2 million increase from the sale of an integrated marketing campaign to our advertiser that included television and billboards, and a $0.2 million increase in talent fees. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather which can affect attendance.
On a Same Station basis, net broadcast revenue increased $13.2 million, which reflects the above-described items net of the impact of stations acquired, stations disposed of, and stations with format changes.
Net Digital Media Revenue

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$39,593	$42,164	$2,571	6.5%	16.8%	16.3%
The following table shows the dollar amount and percentage of national net digital media revenue, or revenue generated from our websites and digital subscriptions, for each digital media revenue source.

	Year Ended December 31,
	2020		2021
	(Dollars in thousands)
Digital Advertising, net	$20,644	52.1%	$19,648	46.6%
Digital Streaming	3,446	8.7	3,450	8.2
Digital Subscriptions	9,208	23.3	12,228	29.0
Digital Downloads	5,904	14.9	6,373	15.1
e-commerce	140	0.4	269	0.6
Other Revenue	251	0.6	196	0.5

Net Digital Media Revenue	$39,593	100.0%	$42,164	100.0%

National digital advertising revenue, net of agency commissions, or net advertising revenue from our owned and operated Christian and conservative opinion websites, declined by $1.0 million including a $1.3 million decline from Townhall Media due to a lower volume of advertisements on our conservative opinion websites that were partially offset with a $0.2 million increase in programmatic advertising rates on Salem Web Network. Our conservative opinion websites experience lower demand and lower page views during non-election
years. We also experienced lower demand from advertisers who move advertising spending to digital programmatic advertisers, such as Facebook and Google, and we may lose advertisers who decide to reduce or eliminate advertising on political-content websites such as ours. We continue to acquire, develop, and promote the use of mobile applications to reduce our dependency on page views from digital programmatic advertisers. Because mobile page views carry fewer advertisements and tend to have shorter site visits as compared to desktop, our growth in mobile page views exceeds our growth in revenue from the mobile applications.
Digital streaming revenue was consistent with the prior year with no significant changes in rates or volume as compared to the prior year.
Revenue from digital subscriptions increased by $3.0 million on a consolidated basis including a $1.1 million increase from Christianjobs.com and Churchstaffing.com due to increases in job postings as job markets start to re-open,
a $1.0 million increase from Eagle Financial Publications, and a $0.9 million increase from Townhall Media that continued to see growth from the launch of Townhall VIP in the fourth quarter of 2019. Eagle Financial Publications saw an increase in the number of subscribers resulting from our increased investment in marketing with no significant changes in rates over the same period of the prior year.
Digital download revenue increased by $0.5 million from our church product websites, WorshipHouseMedia.com and SermonSpice
TM
.com and the acquisition of Centerline New Media in April 2021 and ShiftWorship.com in July 2021. There were no significant changes in rates as compared to the prior year.
E-commerce
revenue includes
in-app
purchases through Salem Web Network that increased in volume with no significant changes in rates over the prior year.
Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which remained consistent with no changes in volume or rates.
Net Publishing Revenue

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$18,519	$24,640	$6,121	33.1%	7.8%	9.5%
The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2020		2021
	(Dollars in thousands)
Book Sales	$13,707	74.0%	$20,455	83.0%
Estimated Sales Returns & Allowances	(4,479)	(24.2)	(5,348)	(21.7)

Net Book Sales	9,228	49.8	15,107	61.3

E-Book Sales	1,605	8.7	2,021	8.2
Self-Publishing Fees	5,424	29.3	6,081	24.7
Print Magazine Subscriptions	680	3.7	262	1.1
Print Magazine Advertisements	353	1.9	123	0.5
Digital Advertising	415	2.2	132	0.5
Other Revenue	814	4.4	914	3.7

Net Publishing Revenue	$18,519	100.0%	$24,640	100.0%

Net book sales increased by $5.9 million, including a $5.6 million increase from Regnery
®
Publishing, due to a 68% increase in the number of books sold, largely attributable to the reopening of bookstores and retail locations and a strong lineup of book titles, that was offset by a 7% decrease in the average unit price and a $0.3 million increase in sales from Salem Author Services. The increase in the number of print books sold through Regnery
®
Publishing resulted in a $0.9 million increase to the estimated sales returns and allowances. The $0.3 million increase in book sales from Salem Author Services was due to sales at tradeshows with events resuming in limited capacity as pandemic restrictions are lifted. There were no significant changes in rates for Salem Author Services as compared to the prior year.
Regnery
®
Publishing
e-book
sales increased $0.4 million with a 12% increase in the average price per unit sold and a 12% increase in sales volume.
E-book
sales vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.
Self-publishing fees increased $0.7 million due an increase in the number of authors and services provided with no major change in fees charged to authors.
Declines in print magazine subscription revenues and advertising revenues reflect the sale of Singing News Magazine on May 25, 2021, and ongoing lower consumer demand and distribution levels prior to the sale.
Digital advertising revenue decreased $0.3 million due to the sale of Singing News Magazine on May 25, 2021, and changes in the number of websites offered through Regnery
®
Publishing with no changes in rates.
Other revenue includes change fees, video trailers, and subright revenue for foreign translation and audio books for original published titles from Regnery
®
Publishing which increased $0.1 million.
Broadcast Operating Expenses

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$140,942	$145,720	$4,778	3.4%	59.7%	56.4%
Same Station Broadcast Operating Expenses	$138,449	$144,351	$5,902	4.3%
Broadcast operating expenses increased by $4.8 million, including a $3.7 million increase from Salem Podcast Network, a $2.3 million increase from Salem Surround, and a $1.3 million increase from broadcast stations that was offset with a $2.5 million decline in expenses from Salem Now. The increase in expenses associated with Salem Surround and Salem Podcast Network are consistent with the growth of these entities in expanding digital product offerings through our broadcast division. SalemNow incurred greater costs during 2020 as a result of two successful titles offered during that year. The increase of $1.3 million from our broadcast stations includes a $2.8 million increase in payroll costs including the January 2021 reversal of company-wide pay cuts implemented in 2020, a $0.9 million increase in advertising and event costs, a $0.6 million increase in health insurance costs and a $0.6 million increase in production and programming costs that were partially offset with a $3.3 million decline in bad debt expense due to the impact of the
COVID-19
pandemic on the prior year reserves and a $0.3 million decrease in professional services.
On a same-station basis, broadcast operating expenses increased by $5.9 million. The increase on a same station basis reflects these items net of the impact of start-up
costs associated with acquisitions, station dispositions and format changes.

Digital Media Operating Expenses

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$31,725	$33,797	$2,072	6.5%	13.4%	13.1%
Digital media operating expenses increased by $2.1 million, including a $1.6 million increase in advertising and promotional costs, a $1.1 million increase in payroll and a $0.7 million increase in sales-based commissions and incentives that were offset by a $0.8 million decrease in cost of sales, a $0.3 million decrease in bad debt expense, a $0.1 million decrease in rent and facilities related expenses and a $0.1 million decrease in professional services. The increase in advertising and promotional costs were driven by new marketing initiatives for Eagle Financial Publications that management believes to be beneficial for the business and an overall increase in adverting spending. The increase in payroll related expenses reflects the January 2021 reversal of company-wide pay cuts that were implemented in 2020. Decreases in cost of sales reflect lower royalty costs from SWN Church Products following our acquisitions of Centerline Media and ShiftWorship that had previously been paid royalties for content and lower software support fees that resulted from a change in service providers and renegotiated contracts.
Publishing Operating Expenses

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$21,950	$23,220	$1,270	5.8%	9.3%	9.0%
Publishing operating expenses increased by $1.3 million, including a $1.5 million increase in costs of sales and a $0.8 million increase in royalty expenses based on higher sales revenue, a 0.5 million increase in payroll costs due to the January 2021 reversal of company-wide pay cuts that were implemented in 2020 and a $0.2 million increase in advertising and promotional costs that were offset by a $0.9 million decrease in bad debt expense, a $0.5 million decrease in facility related expenses due to the relocation of our offices from Washington D.C. to Virginia, and a $0.4 million decrease in professional services. The increase in costs of goods sold included a $1.7 million increase from print books sold by Regnery
®
Publishing and $0.1 million increase from Salem Author Services due to higher volume of book sales offset by a $0.3 million decline from Salem Publishing due to the sale of Singing News Magazine. The gross profit margin for Regnery
®
Publishing improved to 50% from 44% as sales volume increased while material costs increased only slightly. Regnery
®
Publishing margins vary based on the volume of
e-book
sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 74% from 72% due to higher sales volume while paper costs for print book sales increased only slightly.
Unallocated Corporate Expenses

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$16,194	$17,483	$1,289	8.0%	6.9%	6.8%
Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, that are not directly attributable to any one of our operating segments. The increase of $1.3 million includes a $2.1 million increase in payroll costs due to the January 2021 reversal of company-wide pay cuts that were implemented in 2020 that were offset by a $0.1 million decrease in travel and entertainment-related expenses due to the costs incurred in early 2020 prior to pandemic restrictions, a $0.2 million decrease in professional services, and a $0.6 million decrease in employee-related benefit costs associated with the cash surrender value of split dollar life insurance that was discontinued in 2020.
Debt Modification Costs

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$—	$2,526	$2,526	100.0%	—%	1.0%
On September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of 2028 Notes. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with FASB ASC Topic 470 with $2.3 million of fees paid to third parties included in operating expenses for the period. We recorded additional debt modification costs of $0.2 million in the fourth quarter of 2021.
Depreciation Expense

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$10,777	$10,933	$156	1.4%	4.6%	4.2%
Depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.
Amortization Expense

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$3,281	$1,895	$(1,386)	(42.2)%	1.4%	0.7%
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
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$17,254	$—	$(17,254)	(100.0)%	7.3%	—%

In March 2020, we performed an interim review of broadcast licenses for impairment due to the
COVID-19
pandemic and the adverse impact on revenue. We recorded an impairment charge of $17.0 million to the value of broadcast licenses in Chicago, Cleveland, Louisville, Philadelphia, Portland, Sacramento, and Tampa. We also recorded an impairment charge of $0.3 million to the value of mastheads. These impairments were driven by declines in projected revenue resulting from the pandemic and an increase in the Weighted Average Cost of Capital (“WACC”). We believed that these factors were indicative of trends in the industry as a whole and not unique to our company or operations.
Impairment of Goodwill

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$307	$—	$(307)	(100.0)%	—%	—%
In March 2020, we performed an interim review of goodwill for impairment due to the
COVID-19
pandemic and the adverse impact on revenue. We recorded a goodwill impairment charge of $0.3 million. The impairment was driven by declines in projected revenue due to the resulting from the pandemic and an increase in the WACC. We believed that these factors were indicative of trends in the industry as a whole and not unique to our company or operations.
Net (Gain) Loss on the Disposition of Assets

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$1,575	$(23,575)	$(25,150)	(1,596.8)%	0.7%	(9.1)%
We recognized a net gain on the disposition of assets of $23.6 million for the year ended December 31, 2021 based on land sales of 77 acres of land in Tampa, Florida that generated a $12.9 million pre-tax
gain and 34 acres in Lewisville, Texas that generated a $10.5 million pre-tax
gain, and a $0.5 million
pre-tax
gain on the sale of Singing News Magazine and Singing News Radio and a $0.1 million pre-tax
gain on the sale of the Hilary Kramer Financial Newsletter and related assets, that was offset by a $0.4 million of additional costs recorded upon closing on the sale of radio station
WKAT-AM
and an FM translator in Miami, Florida as well as various other asset disposals.
The net loss on the disposition of assets of $1.6 million for the year ended December 31, 2020 includes a $1.4 million estimated pre-tax
loss associated with the sale of radio station
WKAT-AM
in Miami, Florida and our plans to exit that market, as well as various other asset disposals.
Other Income (Expense)

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$10	$9	900.0%	—%	—%
Interest Expense	(16,075)	(15,799)	(276)	(1.7)%	(6.8)%	(6.1)%
Gain on the Forgiveness of PPP Loans	—	11,212	11,212	100.0%	—	4.3%
Gain (Loss) on Early Retirement of Long-Term Debt	49	(1,026)	(1,075)	(2,193.9)%	—%	(0.4)%
Net Miscellaneous Income and (Expenses)	(9)	110	119	(13.2)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.
Interest expense includes interest due on outstanding debt balances and non-cash
accretion associated with deferred installments. The decrease of $0.3 million reflects the lower outstanding balance of the Notes, the lower outstanding balance of the ABL Facility, and finance lease obligations outstanding during the year ended December 31, 2021.
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
The loss on the early retirement of long-term debt reflects $43.3 million of repurchases of the 2024 Notes for $44.0 million in cash, recognizing a net loss of $1.0 million after adjusting for bond issuance costs. The gain on the early retirement of long-term debt reflects $3.5 million of repurchases of the 2024 Notes at prices below face value resulting in a pre-tax
gain of $49,000 for the year ended December 31,2020.
Net miscellaneous income and expenses includes
non-operating
receipts such as usage fees and other miscellaneous expenses.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$30,274	$(759)	$(31,033)	(102.5)%	12.8%	(0.3)%
We recognized a tax benefit of $0.8 million for the year ended December 31, 2021, as compared to a tax provision of $30.3 million for the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (1.9)% for the year ended December 31, 2021, compared to (127.3)% for the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, forgiveness of the PPP loan and changes in the valuation allowance. For the year ended December 31, 2021, the primary drivers of the effective tax rate includes a federal income tax provision generated from operations of $8.6 million, a reduction to the valuation allowance of $7.4 million relating to the utilization federal net operating loss carryforwards, a $1.5 million valuation allowance related to the utilization of state net operating loss carryforwards, and a favorable tax adjustment of $2.4 million around the forgiveness of the PPP loans along with other permanent differences and other state statutory rate adjustments. The state income tax provision is an accumulation of applicable state income taxes calculated in accordance with each state’s tax laws and each state’s pre-tax
income that ranges from various losses to income levels.
Net Income (Loss)

	Year Ended December 31,
	2020	2021	Change $	Change %	2020	2021
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$(54,062)	$41,514	$95,576	(176.8)%	(22.9)%	16.1%
We recognized net income of $41.5 million compared to a net loss of $54.1 million during the same period of the prior year due to the changes described above.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates require the use of judgment as future events, and the effect of these events cannot be predicted with certainty. The
COVID-19
pandemic created significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact our estimates related to, but not limited to, revenue recognition, broadcast licenses, goodwill, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility.
Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.
Business and Asset Acquisitions
We perform purchase price accounting upon an acquisition. The total acquisition consideration is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. Estimates of the fair value include discounted estimated cash flows to be generated by the assets and their expected useful lives based on historical experience, market trends and any synergies believed to be achieved from the acquisition. Acquisitions may include contingent earn-out
consideration, the fair value of which is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the payment amounts.
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
Impairment of Indefinite-Lived Intangible Assets
Approximately 67% of our total assets at December 31, 2021, consists of indefinite-lived intangible assets that originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.
Impairment testing requires estimates of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820,
Fair Value Measurements and Disclosures
as Level 3 inputs discussed in Note 12 in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report.
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

Sensitivity of Indefinite-Lived Intangible Assets
When estimating the fair value of broadcast licenses and goodwill, we make assumptions regarding future revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment that may differ materially from actual results. The following sensitivity analysis shows the incremental impact and the hypothetical non-cash
impairment charge that would result if our estimates were to change by 100 basis points as of the annual testing period in the fourth quarter of 2021:

	Sensitivity Analysis (1)
	Increase in Risk-Adjusted Discount Rate	Decrease in Operating Profit Margins	Decrease in Long-Term Revenue Growth Rates
	(Dollars in thousands)
Incremental broadcast licenses impairment	$6,791	$181	$1,756
Incremental goodwill impairment	581	648	127

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions
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
Operating profit margin is defined as operating income before interest, depreciation, amortization, income tax, and corporate allocation charges divided by net revenue. For the fair value analysis, the projections of operating profit margin that are used are based upon industry expectations. These margin projections are not specific to the performance of our radio stations or segments in a market but are predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor. If actual future margins are lower than our estimates, we may recognize future impairment charges, the amount of which may be material.
For the goodwill fair value analysis, the projections of operating margin for each broadcast market and each entity are based on our historical performance. If the future outlook for the broadcast, digital, or publishing industry growth declines by more than our estimates, we may recognize future impairment charges, the amount of which may be material.
Long-term revenue growth rates are determined using publicly available information on industry expectations rather than our own estimates, which could differ. Long-term revenue growth rates can vary for each of our broadcast markets. Using industry expectations, each broadcast market, digital and publishing entity’s revenue was forecasted over a ten-year
projection period to reflect the projected long-term growth rate. If the future outlook for the broadcast, digital or publishing industry growth declines by more than our estimates, we may recognize future impairment charges, the amount of which may be material.
Leases
The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:
Lease Term
The lease term can materially impact the value of the
Right-of-Use
(“ROU”) assets and lease liabilities recorded on our balance sheet as required under ASC 842. We calculate the term for each lease agreement to include the noncancellable period specified in the agreement together with (1) the periods covered by options to extend the lease if we are reasonably certain to exercise that option, (2) periods covered by an option to terminate if we are reasonably certain not to exercise that option and (3) period covered by an option to extend (or not terminate) if controlled by the lessor. The assessment of whether we are reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors, and market-based factors. We have not modified our estimate methodology since adopting ASC 842 on January 1, 2019.
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
The credit history of Salem Media Group
Our credit facilities consist of 7.125% Senior Secured Notes due 2028 (“2028 Notes”), 6.75% Senior Secured Notes due 2024 (“2024 Notes”), and an ABL revolver. The weighted average interest rate on outstanding debt is calculated as of each month end.
The credit worthiness of Salem Media Group
We review our credit ratings from third parties, including Standard & Poor’s and Moody’s. Both ratings were upgraded during 2021 based on improved liquidity and the forgiveness of the PPP Loans.
Class of the underlying asset and the remaining term of the arrangement
We use a portfolio approach applying a single IBR to all leases with reasonably similar characteristics, including the remaining lease term, the underlying assets, and the economic environment. We group leases according to the nature of leased asset and the lease term. We have six main categories of leases, (1) Buildings, (2) Equipment, (3) Land, (4) Other (Parking Facilities), (5) Towers and (6) Vehicles.
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
From these data points, we developed a matrix to estimate the IBR for each lease class. We review the IBR estimates on a quarterly basis and update as necessary. We have not modified our estimate methodology and we have not recognized significant changes in our estimates.
Fair market value of leased asset:
The fair market value of leased property is generally estimated based on comparable market data as provided by third-party sources. Fair market value is used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the net present value of the minimum lease payments equals or exceeds 90% of the fair market value of the leased property. A higher fair market value reduces the likelihood that a lease will be considered a finance lease.
Impairment of ROU Assets
ROU assets are reviewed for impairment when indicators of impairment are present as described in Note 7 to the accompanying financial statements.
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
Principal and Agent Considerations
A growing source of revenue is generated from digital product offerings, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. When offering digital products, another party may be involved in providing the goods or services that make up a performance obligation to the customer. These include the use of third-party websites for social media campaigns. We must evaluate if we are the principal or agent in order to determine if revenue should be reported gross as principal or net as agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to our customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. The determination of whether we control a specified good or service immediately prior to the good or service being transferred requires us to make reasonable judgments on the nature of each agreement. We have determined that we are acting as principal when we manage all aspects of a social media campaign, including reviewing and approving target audiences, monitoring actual results, and making modifications as needed, and when we are responsible for delivering campaign results to our customers regardless of the use of a third-party or parties.
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
Contingency Reserves
In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitration, and other claims that are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. Certain of these proceedings are discussed in Note 14, Commitments and Contingencies, contained in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report.
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
The
COVID-19
global pandemic that began in March 2020 materially impacted our business. We experienced a rapid decline in revenue from advertising, programming, events, and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut many businesses down. The revenue decline has a more meaningful impact on our broadcast segment, which derives substantial revenue from local advertisers who were particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
While we see progress being made in revenue returning to
pre-pandemic
levels, the
COVID-19
pandemic continues to create significant uncertainty and disruption in the economy. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments, and right-of-use
assets. As a result, many estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.
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
As the economy began to show signs of recovery, we reversed several of these cost reduction initiatives during 2021. We continue to operate with lower staffing levels where appropriate, we have not declared or paid equity distributions on our common stock, and the company 401(k) match was not reinstated until January 2022.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act provided emergency economic assistance for individuals and businesses impacted by the
COVID-19
pandemic, including opportunities for additional liquidity, loan guarantees, and other government programs. On December 27, 2020, Congress passed the Consolidated Appropriations Act (“CAA”) that included a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We utilized certain benefits of the CARES Act and the CAA, including:

•	We deferred $3.3 million of employer FICA taxes from April 2020 through December 2020, of which 50% was paid in December 2021 and the remaining 50% is payable in December 2022;

•	A relaxation of interest expense deduction limitation for income tax purposes;

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
Our operating cash flows are subject to factors such as fluctuations in preferred advertising media and changes in demand caused by shifts in population, station listenership, demographics, and audience tastes. In addition, our operating cash flows may be affected if our customers are unable to pay, delay payment of amounts owed to us, or if we experience reductions in revenue, or increases in costs and expenses. The adverse economic impact of the
COVID-19
pandemic negatively impacted our revenue and cash receipts from customers. While we expect to continue to be negatively impacted by the
COVID-19
pandemic, we anticipate that we will continue to generate sufficient cash flow from operating activities, that combined with our current credit facilities, are sufficient to meet our current and long-term capital and liquidity requirements.
Net cash provided by operating activities decreased by $0.4 million during the year ended December 31, 2021, to $22.5 million from $22.9 million during the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Accounts receivables, net of allowances, increased by $1.2 million compared to a decrease of $6.4 million for the prior year;

•	Total revenue increased by $22.0 million;

•
Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out
consideration, impairments, debt modification costs and net gain (loss) on the disposition of assets, increased by $9.4 million;

•	Unbilled revenue increased $0.2 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 56 days at December 31, 2021, from 59 days in the same period of the prior year;

•	Deferred income tax liabilities decreased by $1.9 million compared to an increase of $30.1 million during the same period of the prior year; and

•	Net accounts payable and accrued expenses increased $4.5 million to $27.7 million from $23.2 million as of the prior year.
Investing Cash Flows
Our primary source of investing cash inflows includes proceeds from the sale of assets or businesses. Investing cash outflows include cash payments made to acquire businesses and business-related assets. While our focus continues to be on deleveraging, we remain committed to explore and pursue strategic acquisitions. We plan to fund any future purchases and any future acquisitions from cash on hand, operating cash flow or our credit facilities.
We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based
offerings, improve our facilities, and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $12.3 million during 2022.
Net cash provided by investing activities was $11.6 million during the year ended December 31, 2021, compared to net cash used in of $2.9 million during the prior year. The $14.6 million increase in cash provided by investing activities was the result of:

•	Receiving $29.3 million of cash from the sale of assets during 2021 compared to $0.2 million of cash during same period of the prior year;

•	Cash paid for capital expenditures increased $6.2 million to $10.8 million from $4.6 million during the same period of the prior year;

•	Cash paid for acquisitions increased $4.9 million to $5.3 million compared to $0.4 million during the same period of the prior year; and

•	Collection of $2.4 million in cash from the surrender of split dollar life insurance policies in 2020.
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
During the year ended December 31, 2021, the aggregate principal balances outstanding under the 2024 Notes, 2028 Notes and the ABL Facility ranged from $174.3 million to $227.6 million. Additionally, during the first quarter of 2021 we received $11.2 million in aggregate principal amount of PPP loans through the SBA available to our radio stations and networks by location under the CAA. The SBA forgave all but $20,000 of the PPP loans during July 2021 resulting in a pre-tax
gain on the forgiveness of $11.2 million. The remaining $20,000 PPP loan was repaid in July 2021. The outstanding balances were ordinary and customary based on our operating and investing cash needs during this time

Our sole source of cash available for making any future distributions on our common stock is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that restrict the payment of dividends and distributions to our equity holders unless certain specified conditions are satisfied. On May 6, 2020, our Board voted to discontinue distributions on our common stock indefinitely due to the adverse economic impact of the
COVID-19
pandemic on our financial position, results of operations, and cash flows.
Net cash used in financing activities during the year ended December 31, 2021, increased $25.0 million to $38.6 million compared to $13.6 million during the prior year. The increase in cash used for financing activities includes:

•
We exchanged $112.8 million of our Senior Secured Notes due 2024 (“2024 Notes”) for $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (“2028 Notes”);

•
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. During July 2021, the SBA forgave all but $20,000 of the PPP loans with the remaining PPP loan repaid in July 2021;

•
We used $44.0 million in cash to repurchase $43.3 million in face value of the 2024 Notes compared to $3.4 million in cash to repurchase $3.5 million in face value of 2024 Notes during the same period of the prior year;

•	Net repayments on our ABL Facility were $5.0 million during the year ended December 31, 2021, compared to $7.4 million during the same period of the prior year; and:

•	There was no book overdraft at December 31, 2021 compared to $1.9 million at the end of the prior year.
Long-term debt consists of the following:

	December 31, 2020	December 31, 2021
	(Dollars in thousands)
7.125% Senior Secured Notes	$—	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	—	(3,844)

7.125% Senior Secured Notes net carrying value	—	110,887

6.75% Senior Secured Notes	216,341	60,174
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(2,577)	(480)

6.75% Senior Secured Notes net carrying value	213,764	59,694

Asset-Based Revolving Credit Facility principal outstanding (1)	5,000	—

Long-term debt less unamortized discount and debt issuance costs	$218,764	$170,581

Less current portion	(5,000)	—

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$213,764	$170,581

1.
As of December 31, 2021, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $25.0 million, no outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $23.3 million borrowing base availability.

Our weighted average interest rate was 6.65% and 6.99% at December 31, 2020, and December 31, 2021, respectively.
In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of December 31, 2021:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$60.2 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
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
The 2028 Notes are guaranteed on a senior secured basis. We may redeem the 2028 Notes, in whole or in part, at any time prior to June 1, 2024, at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2024, we may redeem some or all of the 2028 Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the 2028 Notes indenture, plus accrued and unpaid interest, if any, to, but not including the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2028 Notes before June 1, 2024, with the net cash proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount plus accrued and unpaid interest, if any, to, but not including the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the 2028 Notes per twelve-month period, in connection with up to two redemptions in such twelve-month period, at a redemption price of 101% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date.
The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding, we are required to pay $8.2 million per year in interest. As of December 31, 2021, accrued interest on the 2028 Notes was $0.7 million.
The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At December 31, 2021, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $4.2 million, of which $2.3 million of third-party debt modification costs are reflected in operating expenses for the current period, $0.8 million is deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes. During the twelve-month period ended December 31, 2021, $0.3 million of debt issuance costs, discount and delayed draw associated with the Notes was amortized to interest expense.
SBA PPP Loans
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. The PPP loans were accounted for as debt in accordance with FASB ASC Topic 470. The loan balances and accrued interest were forgivable provided that the proceeds were used for eligible purposes, including payroll, benefits, rent and utilities within the covered period. We used the PPP loan proceeds according to the terms and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax
gain on the forgiveness of $11.2 million. The remaining PPP loan was repaid in July 2021.
6.75% Senior Secured Notes
On May 19, 2017, we issued 6.75% Senior Secured Notes (“2024 Notes”) in a private placement. The 2024 Notes are guaranteed on a senior secured basis by our existing subsidiaries (“Subsidiary Guarantors”). The 2024 Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year.
The 2024 Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral as described below. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
The indenture relating to the 2024 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At December 31, 2021, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During twelve-month period ended December 31, 2021, and 2020, $0.6 million and $0.7 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
Based on the balance of the 2024 Notes outstanding of $60.2 million, we are required to pay $4.1 million per year in interest on the 2024 Notes. As of December 31, 2021, accrued interest on the 2024 Notes was $0.3 million.
We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, seek to repurchase the 2024 Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

As described above, on September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million of newly issued 2028 Notes, reflecting a call premium of 1.688%. Bond issuance costs of $1.1 million associated with the $112.8 million of the 2024 Notes are being amortized as part of the effective yield on the 2028 Notes.
In addition to the exchange on September 10, 2021, we repurchased an additional $43.3 million in total of the 2024 Notes for $44.0 million in cash, recognizing a net loss of $1.0 million after adjusting for bond issuance costs through multiple transactions during the second half of 2021.
Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
December 10, 2021	$35,000	$35,591	101.69%	$321	$(911)
October 25, 2021	2,000	2,020	101.00%	19	(39)
October 12, 2021	250	251	100.38%	2	(3)
October 5, 2021	763	766	100.38%	7	(10)
October 4, 2021	628	629	100.13%	6	(7)
September 24, 2021	4,700	4,712	100.25%	44	(56)
January 30, 2020	2,250	2,194	97.50%	34	22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$82,000	$79,555		$1,105	$1,340

Asset-Based Revolving Credit Facility
On May 19, 2017, the company entered into the ABL Facility pursuant to a Credit Agreement (“Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.
The ABL Facility is a $30.0 million revolving credit facility due March 1, 2024, which includes a $5.0 million sub-facility
for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue interest at a rate equal to a base rate or LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings.
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
On April 7, 2020, we entered into a third amendment to ABL Facility that increased the advance rate on eligible accounts receivable from 85% to 90% and extended the maturity date from May 19, 2022, to March 1, 2024. The April 7, 2020, amendment also allows for an alternative benchmark rate that may include SOFR due to LIBOR being scheduled to be discontinued at the end of calendar year 2021.
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of December 31, 2021, the amount available under the ABL Facility was $23.3 million of which none was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets (“ABL Facility Priority Collateral”) and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation (other than the economic value and proceeds thereof).
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
The Credit Agreement provides for the following events of default: (i) default for non-payment
of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At December 31, 2021, we were, and we remain, in compliance with all of the covenants under Credit Agreement.

We recorded debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During each of the years ended December 31, 2021, and 2020, $0.1 million and $0.2 million of debt issuance costs associated with the ABL Facility was amortized to interest expense, respectively. At December 31, 2021, the blended interest rate on amounts outstanding under the ABL Facility was 0.0%.
We report outstanding balances on the ABL Facility as short-term regardless of the maturity date based on use of the ABL Facility to fund ordinary and customary operating cash needs with frequent repayments. We believe that our borrowing capacity under the ABL Facility allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. At December 31, 2021, we were, and we remain, in compliance with all of the covenants under the Credit Agreement.
Maturities of Long-Term Debt and Capital Lease Obligations
Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2021, for each of the next five years and thereafter are as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2022	$—
2023	—
2024	60,174
2025	—
2026	—
Thereafter	114,731

$174,905

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets
We have incurred impairment losses associated with goodwill and indefinite lived assets. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, “
Fair Value Measurements and Disclosures,”
as Level 3 inputs discussed in detail in Note 12 of our Consolidated Financial Statements under Item 8 of this annual report. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Salem Media Group, Inc. (the “Company”) as of December 31, 2021, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion
.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Broadcast License Impairment
As disclosed in Note 8 to the consolidated financial statements, the Company’s consolidated broadcast license balance was $320 million as of December 31, 2021. Management performs an annual impairment test during the fourth quarter of each year, which includes a qualitative assessment of whether it is more likely than not that a broadcast license is impaired. This qualitative assessment requires significant judgment when considering the market conditions, events and circumstances that may affect the estimated fair value of broadcast licenses. If there are changes in market conditions, events, or other circumstances that occur during the interim periods that indicate the carrying value of its broadcast licenses may be impaired, management determines whether an interim test is necessary. Broadcast licenses are assessed for recoverability at the market cluster level. Potential impairment is identified by comparing the fair value of a market cluster’s broadcast licenses to the carrying value. Fair value is estimated by management using the Greenfield method, which is a form of the income approach, assuming a start-up
scenario in which the only assets held by an investor are broadcasting licenses. Management’s cash flow projections for its broadcast licenses included significant judgments and assumptions relating to the market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate.
We considered auditing broadcast license impairment to be a critical audit matter because it involved a high degree of subjectivity in evaluating management’s estimates, judgments and assumptions, significant audit effort due to complexity in the aggregation and evaluation of significant amounts of data, and the use of valuation specialists.
The primary procedures we performed to address this critical audit matter included:

•	evaluated management’s judgments in their assessment of identifying changes in market conditions, events or other circumstances that indicate an impairment of broadcast licenses may be present;

•	tested the completeness, accuracy, appropriateness of aggregation and relevance of underlying data used in the valuation model based on Greenfield method;

•
evaluated the significant assumptions used by management, including normalized market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate. This involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit;

and

•
utilized valuation specialists to assist in evaluating the appropriateness of valuation model used, evaluating certain assumptions applied in the valuation model, and recalculations of the discounted cash flow schedules.

/s/ Moss Adams LLP
Los Angeles, California
March 4, 2022
We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of
Salem Media Group, Inc.
Irving, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Salem Media Group, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Crowe LL
P
We served as the Company’s auditor from 2016 to 2021.
Los Angeles, California
March 4, 2021

SALEM MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$6,325	$1,785
A ccounts receivable (net of allowances of $14,069 in 2020 and $13,022 in 2021)	24,469	25,663
Unbilled revenue	3,192	3,406
Other receivables (net of allowances of $124 in 2020 and $455 in 2021)	1,122	1,377
Inventories	495	960
Prepaid expenses	6,847	6,772
Assets held for sale	3,346	1,551

Total current assets	45,796	41,514

Notes receivable (net of allowance of $461 in 2020 and $938 in 2021)	721	274
Property and equipment (net of accumulated depreciation of $180,336 in 2020 and $186,053 in 2021)	79,122	79,339
Operating lease right-of-use assets	48,203	43,560
Financing lease right-of-use assets	152	105
Broadcast licenses	319,773	320,008
Goodwill	23,757	23,986
Amortizable intangible assets (net of accumulated amortization of $58,897 in 2020 and $58,110 in 2021)	4,017	2,444
Deferred financing costs	213	843
Other assets	2,817	4,039

Total assets	$524,571	$516,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,006	$2,661
Accrued expenses	11,002	12,006
Accrued compensation and related expenses	10,242	13,054
Accrued interest	1,225	1,030
Contract liabilities	11,652	12,294
Deferred rent income	147	157
Income taxes payable	563	1,544
Current portion of operating lease liabilities	8,963	8,651
Current portion of financing lease liabilities	60	58
Current portion of long-term debt	5,000	—

Total current liabilities	50,860	51,455

Long-term debt, less current portion	213,764	170,581
Operating lease liabilities, less current portion	47,740	42,208
Financing lease liabilities, less current portion	107	65
Deferred income taxes	68,883	67,012
Contract liabilities, long-term	1,869	2,222
Deferred rent income, less current portion	3,864	3,772
Other long-term liabilities	2,205	586

Total liabilities	389,292	337,901

Commitments and contingencies (Note 14)
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,447,317 and 23,922,974 issued and 21,129,667 and 21,605,324 outstanding at December 31, 2020 and December 31, 2021, respectively	227	232
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2020 and 2021, respectively	56	56
Additional paid-in capital	247,025	248,438
Accumulated earnings (deficit)	(78,023)	(36,509)
Treasury stock, at cost (2,317,650 shares at December 31, 2020 and 2021)	(34,006)	(34,006)

Total stockholders’ equity	135,279	178,211

Total liabilities and stockholders’ equity	$524,571	$516,112

See accompanying notes

6
7

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2020	2021

Net broadcast revenue	$178,127	$191,443
Net digital media revenue	39,593	42,164
Net publishing revenue	18,519	24,640

Total net revenue	236,239	258,247

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $1,753 and $1,822 for the years ended December 31, 2020 and 2021, respectively, paid to related parties)	140,942	145,720
Digital media operating expenses, exclusive of depreciation and amortization shown below	31,725	33,797
Publishing operating expenses exclusive of depreciation and amortization shown below	21,950	23,220
Unallocated corporate expenses, exclusive of depreciation and amortization shown below (including $207 and $38 for the years ended December 31, 2020 and 2021, respectively, paid to related parties)	16,194	17,483
Debt modification costs	—	2,526
Depreciation	10,777	10,933
Amortization	3,281	1,895
Change in the estimated fair value of contingent earn-out consideration	(12)	—
Impairment of indefinite-lived long-term assets other than goodwill	17,254	—
Impairment of goodwill	307	—
Net (gain) loss on the disposition of assets	1,575	(23,575)

Total operating expenses	243,993	211,999

Operating income (loss)	(7,754)	46,248
Other income (expense):
Interest income	1	10
Interest expense	(16,075)	(15,799)
Gain on the forgiveness of PPP loans	—	11,212
Gain (loss) on early retirement of long-term debt	49	(1,026)
Net miscellaneous income and (expenses)	(9)	110

Net income (loss) before income taxes	(23,788)	40,755
Provision for (benefit from) income taxes	30,274	(759)

Net income (loss)	$(54,062)	$41,514

Basic income (loss) per share data:
Basic income (loss) per share Class A and Class B common stock	$(2.03)	$1.54
Diluted income (loss) per share data:
Diluted income (loss) per share Class A and Class B common stock	$(2.03)	$1.52
Basic weighted average Class A and Class B shares outstanding	26,683,363	26,892,540

Diluted weighted average Class A and Class B shares outstanding	26,683,363	27,296,618

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data
)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Amount	Shares	Amount				Total
Stockholders’ equity, December 31, 2019	23,447,317	$227	5,553,696	$56	$246,680	$(23,294)	$(34,006)	$189,663

Distributions per share	$0.22		$0.22
Stock-based compensation	—	—	—	—	345	—	—	345
Cash distributions	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	(54,062)	—	(54,062)

Stockholders’ equity, December 31, 2020	23,447,317	$227	5,553,696	$56	$247,025	$(78,023)	$(34,006)	$135,279

Distributions per share	$0.25		$0.25

Stock-based compensation	—	—	—	—	319	—	—	319
Options exercised	475,657	5	—	—	1,094	—	—	1,099
Net income	—	—	—	—	—	41,514	—	41,514

Stockholders’ equity, December 31, 2021	23,922,974	$232	5,553,696	$56	$248,438	$(36,509)	$(34,006)	$178,211

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2021
OPERATING ACTIVITIES

Net income (loss)	$(54,062)	$41,514
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	345	319
Depreciation and amortization	14,058	12,828
Amortization of deferred financing costs	889	1,051
Non-cash lease expense	8,955	8,713
Provision for bad debts	4,339	(261)
Deferred income taxes	30,105	(1,871)
Impairment of indefinite-lived long-term assets other than goodwill	17,254	—
Impairment of goodwill	307	—
Gain on the forgiveness of PPP loans	—	(11,212)
Change in the estimated fair value of contingent earn-out consideration	(12)	—
Net (gain) loss on the disposition of assets	1,575	(23,575)
Gain (loss) on early retirement of debt	(49)	1,026
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	1,516	(1,101)
Inventories	222	(465)
Prepaid expenses and other current assets	(957)	(20)
Accounts payable and accrued expenses	3,841	2,854
Operating lease liabilities	(9,154)	(9,780)
Contract liabilities	2,263	1,656
Deferred rent income	(308)	(209)
Other liabilities	1,692	43
Income taxes payable	32	981
Net cash provided by operating activities	22,851	22,491

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(4,616)	(10,784)
Capital expenditures reimbursable under tenant improvement allowances	(151)	(130)
Deposit on broadcast assets and radio station acquisitions	—	(160)
Purchases of broadcast assets and radio stations	—	(600)
Purchases of digital media businesses and assets	(400)	(3,980)
Deferred payments on acquisitions	—	(700)
Proceeds from sale of long-lived assets	189	29,278
Proceeds from the cash surrender value of life insurance policies	2,363	—
Other	(329)	(1,314)

Net cash provided by (used in) investing activities	(2,944)	11,610

FINANCING ACTIVITIES
Proceeds from 2028 Notes	—	114,731
Payments to repurchase or exchange 2024 Notes	(3,392)	(158,699)
Proceeds from borrowings under ABL Facility	39,894	16
Payments on ABL Facility	(47,320)	(5,016)
Proceeds from borrowings under PPP Loans	—	11,195
Payments under PPP loans	—	17
Payments of debt issuance costs	(141)	(1,921)
Payments of acquisition-related contingent earn-out consideration	(7)	—
Proceeds from the exercise of stock options	—	1,099
Payments on financing lease liabilities	(70)	(63)
Payment of cash distribution on common stock	(667)	—
Book overdraft	(1,885)	—

Net cash used in financing activities	(13,588)	(38,641)

Net increase (decrease) in cash and cash equivalents	6,319	(4,540)
Cash and cash equivalents at beginning of year	6	6,325

Cash and cash equivalents at end of year	$6,325	$1,785

See accompanying notes

7
0

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Year Ended December 31,
	2020	2021
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Cash paid for interest	$15,158	$14,898
Cash paid for interest on finance lease liabilities	$7	$7
Cash paid for income taxes, net of refunds	$137	$131
Other supplemental disclosures of cash flow information:
Barter revenue	$2,848	$2,567
Barter expense	$2,953	$2,633

Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$151	$130
Non-cash capital expenditures for property & equipment acquired under trade agreements	$20	$27
Deferred payments on acquisitions	$708	$—
Right-of-use assets acquired through operating leases	$4,186	$6,507
Right-of-use assets acquired through financing leases	$45	$17
Net assets and liabilities assumed in a non-cash acquisition	$—	$116
Estimated present value of contingent-earn out consideration	$—	$11
See accompanying notes

7
1

SALEM MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business
Salem Media Group, Inc. (“Salem” “we,” “us,” “our” or the “company”) is a domestic multimedia company specializing in Christian and conservative content. Our media properties include radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 19. Segment Data.
The accompanying Consolidated Financial Statements of Salem include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Impact of the
COVID-19
Pandemic
The
COVID-19
global pandemic that began in March 2020 materially impacted our business. We experienced a rapid decline in revenue from advertising, programming, events, and book sales. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut many businesses down. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who were particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
While we see progress being made in revenue returning to
pre-pandemic
levels, the
COVID-19
pandemic continues to create significant uncertainty and disruption in the economy. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments, and right-of-use assets.
As a result, many estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.
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

7
2

As the economy began to show signs of recovery, we reversed several of these cost reduction initiatives during 2021. We continue to operate with lower staffing levels where appropriate, we have not declared or paid equity distributions on our common stock, and the company 401(k) match was not reinstated until January 2022.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act provided emergency economic assistance for individuals and businesses impacted by the
COVID-19
pandemic, including opportunities for additional liquidity, loan guarantees, and other government programs. On December 27, 2020, Congress passed the Consolidated Appropriations Act (“CAA”) that included a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We utilized certain benefits of the CARES Act and the CAA, including:

•	We deferred $3.3 million of employer FICA taxes from April 2020 through December 2020, of which 50% was paid in December 2021 and the remaining 50% is payable in December 2022;

•	A relaxation of interest expense deduction limitation for income tax purposes;

•
W
e received Paycheck Protection Program (“PPP”) loans of $11.2 million in total during the first quarter of 2021 through the Small Business Association (“SBA”) based on the eligibility as determined on a per-location
basis; and

•	In July 2021, the SBA forgave all but $20,000 of the PPP loans, with the remaining PPP loan repaid in July 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Item 7 – Management Discussion and Analysis within this annual report for a discussion of our Critical Accounting Estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We consider all highly liquid debt instruments, purchased with an initial maturity of three-months or less, to be cash equivalents. The carrying value of our cash and cash equivalents approximated fair value at each balance sheet date.
Accounts Receivable and Unbilled Revenue
Accounts receivable, net of allowances:
Accounts receivable includes amounts billed

and due from our customers stated at their net estimated realizable value. Accounts receivable for our self-publishing services represent contractual amounts due under individual payment plans that are adjusted quarterly to exclude unearned or cancellable contracts.

Unbilled revenue
: Unbilled revenue represents revenue recognized in excess of the amounts billed to our customer. Unbilled revenue results from differences in the Broadcast Calendar and the end of the reporting period. The Broadcast Calendar is a uniform billing period adopted by broadcasters, agencies and advertisers for billing and planning functions. The Broadcast Calendar uses a standard broadcast week that starts on Monday and ends on Sunday with month end on the last Sunday of the calendar month. We recognize revenue based on the calendar month end and adjust for unbilled revenue when the Broadcast Calendar billings are at an earlier date as applicable. We bill our customers at the end-of-flight,
end of the Broadcast Calendar or at calendar month end, as applicable, with standard payments terms of thirty days.

7
3

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
Inventory
Inventory consists of books published by Regnery
®
Publishing. Inventory is recorded at the lower of cost or net realizable value as determined on a weighted average cost method. We review historical data and our own experiences to estimate the value of inventory on hand. Our analysis includes reviewing actual sales returns, royalty reserves, overall economic conditions, and demand for each title. We regularly monitor actual performance to our estimates and make adjustments as necessary. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.
Property and Equipment
We account for property and equipment in accordance with FASB ASC Topic
360-10,
“
Property, Plant and Equipment
.” Property and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount of interest capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average interest rate applicable to our outstanding variable rate debt. We capitalized interest of $
27,000

during the year ended December 31, 2020.
No interest was capitalized in 2021 based on the balance outstanding of
our variable rate debt. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized if they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follo
w
s
:

Category	Estimated Life

Buildings	40 years
Office furnishings and equipment	5 -10 years
Antennae, towers and transmitting equipment	10 – 20 years
Studio, production, and mobile equipment	5 – 7 years
Computer software and website development costs	3 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	Lesser of the useful life or remaining lease term

The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash
flows o
f
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
350-40
“
Internal-Use
Software
.” Capitalized costs are generally depreciated over the estimated useful life of three years. Costs incurred related to the conceptual design, and maintenance of internal-use
software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. We capitalized $
2.1
 million and $
3.4
 million during the years ended December 31, 2021, and 2020, respectively, related to internally developed software and website development costs. Depreciation expense of the amounts capitalized was $
2.6
 million and $
2.8
 million for each of the years ending December 31, 2021, and 2020, respectively.
Indefinite-Lived Intangible Assets
We account for broadcast licenses and goodwill in accordance with FASB ASC Topic 350 “
Intangibles—Goodwill and Other
.” We do not amortize broadcast licenses or goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired.
Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future Impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 12, Fair Value Measurements and Disclosures.
We perform our annual impairment testing during the fourth quarter of each year as discussed in Note 8, Broadcast Licenses and in Note 9, Goodwill.
Amortizable Intangible Assets
Intangible assets are recorded at cost less accumulated amortization. Typically, intangible assets are acquired in conjunction with the acquisition of broadcast entities, digital media entities and publishing entities. These intangibles are amortized using the straight-line method over the following
estimated useful lives:

Category	Estimated Life

Customer lists and contracts	Lesser of 5 years or the life of contract
Domain and brand names	5 - 7 years
Favorable and assigned leases	Lease Term
Subscriber base and lists	3 – 7 years
Author relationships	1 – 7 years
Non-compete agreements	1 to 5 years

7
5

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 “
Property, Plant and Equipment
,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary.
No
adjustments to the carrying amounts of our amortizable intangible assets were necessary during the year ended December 31, 2021.
Deferred Financing Costs
Deferred financing costs incurred in conjunction with debt obligations are amortized to non-cash
interest expense over the term of the agreement using the effective interest method. Deferred financing costs related to the Asset Based Loan Facility (“ABL Facility”) and the Delayed Draw 2028 Notes are reflected in long term assets net of accumulated amortization. Deferred financing costs related to the 2024 Notes and the 2028 Notes recorded as a reduction of “Long-term debt – less current portion” in the Consolidated Balance Sheets. See Note 11, Long-Term Debt.
Income Tax Valuation Allowances (Deferred Taxes)
We account for income taxes in accordance with FASB ASC Topic 740 “
Income Taxes
.” In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed, and the tax implications are known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.
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
For financial reporting purposes, we recorded a valuation allowance of $39.1 million as of December 31, 202
1
,
 to offset $39.1 million of the deferred tax assets related
to federal and
state net operating loss carryforwards of $20.7 million
and $14.4 million respectively, along with $4 million of
other financial statement
accruals
for a total valuation allowance of $39.1 million. This balance represents a decrease
of $9.0 million during the year, from $48.1 million valuation allowance as of December 31, 20
2
0
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

7
6

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
We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2021, we recognized liabilities associated with uncertain tax positions around our subsidiary Salem Communications Holding Company’s Pennsylvania tax filing. The position taken on the tax returns follows Pennsylvania Notice
2016-01
which provides guidance for reversal of intercompany interest income and associated expense yielding a net loss for Pennsylvania. The current liability recognized for the tax position is $0.3 million including interest and penalties. Our evaluation was performed for all tax years that remain subject to examination, which range from 2017 through 2020.
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
Business Acquisitions
We account for business acquisitions in accordance with the acquisition method of accounting as specified in FASB ASC Topic 805 “
Business Combinations
.” The total acquisition consideration is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. The total acquisition consideration is equal to the sum of all cash payments, the fair value of any deferred payments and promissory notes, and the present value of any estimated contingent earn-out
consideration. Estimates of the fair value include discounted estimated cash flows to be generated by the acquired assets over their expected useful lives based on historical experience, market trends, and any synergies believed to be achieved from the acquisition.
Acquisitions may include contingent consideration, the fair value of which is estimated as of the acquisition date as the present value of the contingent
payments expected to be made using a weighted probability of possible

7
7

payments. The unobservable inputs used in the determination of the fair value of the contingent earn-out
consideration include our own assumptions about the likelihood of payment based on the established benchmarks and discount rates based on our internal rate of return analysis. The fair value measurement is based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in in Note 12, Fair Value Measurements.
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
Transactions that do not meet the definition of a business in ASU
2017-01
“
Business Combinations (Topic 805) Clarifying the Definition of a Business”
are recorded as asset purchases. Asset purchases are recognized based on their cost to acquire, including transaction costs. The cost to acquire an asset group is allocated to the individual assets acquired based on their relative fair value with no goodwill recognized. A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. Under ASU
2017-01,
a fewer number of our radio station acquisitions qualify as business acquisitions and instead are accounted for as asset purchases. Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We incurred acquisition related costs of $0.1 million in each of the years ended December 31, 2021, and 2020.
Partial Self-Insurance on Employee Health Plan
We provide health insurance benefits to eligible employees under a self-insured plan whereby we pay actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Our estimates are based on historical data and probabilities. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs, and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates.

The following table presents the changes in our partial self-insurance reserves:

	Year Ended December 31,
	2020	2021
	(Dollars in thousands)
Balance, beginning of period	$640	$543
Self-funded costs	7,477	7,783
Claims paid	(7,574)	(7,809)

Ending period balance	$543	$517

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

Under FASB ASC Topic 815, “
Derivatives and Hedging,”
the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.
As of December 31, 2021, we did not have any outstanding derivative instruments.
Fair Value Measurements and Disclosures
As of December 31, 2021, the carrying value of cash and cash equivalents, accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of the ABL Facility approximates fair value as the related interest rates approximate rates currently available to the company. The carrying amount of our long-term debt at December 31, 2021, was
$174.9 million, compared to the estimated fair value of $176.2 million based on prevailing interest rates and trading activity for our long-term debt. See Note 12, Fair Value Measurements and Disclosures.
Long-term Debt and Debt Covenant Compliance
Our classification of outstanding borrowings on our 2024 Notes and 2028 Notes as long-term debt on our balance sheet is based on our assessment that, under the indentures and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made within the next twelve months. We may redeem the 2024 Notes and 2028 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the Notes, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. See Note 11, Long-Term Debt.
Reserves for Royalty Advances
Royalties are paid in advance to book authors and capitalized as prepaid assets. Royalties are expensed as the related book revenue is earned or when we determine that future recovery of the royalty is not likely. We review historical data associated with royalty advances, earnings and recoverability based on actual results of Regnery
®
Publishing. Historically, the longer the unearned portion of an advance remains outstanding, the less likely it is that we will recover the advance through the sale of the book. We apply our historical experience to outstanding royalty advances to estimate the likelihood of recovery. A provision was established to expense the balance of any unearned advance which we believe is not recoverable. Our analysis also considers other discrete factors, such as death of an author, any decision to not pursue publication of a title, poor market demand, and other relevant factors. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.
Contingency Reserves
In the ordinary course of business, we are involved in various legal proceedings, lawsuits, arbitrations, and other claims which are complex in nature and have outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.
We record contingency reserves to the extent we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The establishment of the reserve is based on a review of all relevant factors, the advice of legal counsel, and the subjective judgment of management. The reserves we have recorded to date have not been material to our consolidated financial position, results of operations, or cash flows. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

While we believe that the final resolution of any known matters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations, or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect upon our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources. See Note 14, Commitments and Contingencies.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, “
Revenue from Contracts with Customers”
(“ASC 606”). ASC 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive.
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

8
0

Stock-Based Compensation
We account for stock-based compensation under the provisions of FASB ASC Topic 718, “
Compensation—Stock Compensation
.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in,
first-out
basis as if each vesting period was a separate award. See Note 15, Stock Incentive Plan.
Advertising and Promotional Cost
Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $10.6 million and $7.9 million for each of the years ended December 31, 2021
,
and 2020, respectively.
Leases
We account for leases under the provisions of FASB ASC Topic 842, “
Leases
.” ASC 842 requires that lessees recognize ROU assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.
Accounting Policy Elections under ASC 842
Lease Term
The lease term can materially impact the value of the
Right-of-Use
(“ROU”) assets and lease liabilities recorded on our balance sheet as required under ASC 842. We calculate the term for each lease agreement to include the noncancellable period specified in the agreement together with (1) the periods covered by options to extend the lease if we are reasonably certain to exercise that option, (2) periods covered by an option to terminate if we are reasonably certain not to exercise that option and (3) period covered by an option to extend (or not terminate) if controlled by the lessor. The assessment of whether we are reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors, and market-based factors. We have not modified our estimate methodology since adopting ASC 842 on January 1, 2019.
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

8
1

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
We consider the applicability of the short-term exception on month-to-month
leases with perpetual or rolling renewals as we are “reasonably certain” to continue the lease. For example, we lease various storage facilities under agreements with month-to-month
terms that have continued over several years. The standard terms and conditions for a majority of these agreements allow either party to terminate within a notice period ranging from 10 to 30 days. There are no cancellation penalties other than the potential loss of a one-month
rent or a security deposit if the termination terms are not adhered to.
We believe that these
month-to-month
leases qualify for the short-term exception to ASC 842 because either party can terminate the agreement without permission from the other party with no more than an insignificant penalty, therefore, the arrangements do not create enforceable rights and obligations. Additionally, the cost to move to a new location or find comparable facilities is low as there are no unique features of the storage facilities that impact our business or operations. We consider termination clauses, costs associated with moving, and costs associated with finding alternative facilities to exclude month-to-month
leases that have perpetually renewed.
Service Agreements with an Embedded Lease Component
We exclude certain service agreements that contain embedded leases for equipment based on the immaterial impact of these agreements. Our analysis includes cable and satellite television service agreements for which our monthly payment may include equipment rentals, coffee and water service at certain facilities that may include equipment rentals (we often meet minimum requirements and just pay for product used), security services that include a monthly fee for cameras or equipment, and other similar arrangements. Based on the insignificant amount of the monthly lease costs, we exclude these agreements from our ROU asset and liability calculations due to the immaterial impact to our financial statements.
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
We developed a matrix to estimate the IBR for each lease class. We review the IBR estimates on a quarterly basis and update as necessary. Our analysis requires the use of significant judgement and estimates, including the estimated value of the underlying leased asset. We have not modified our estimate methodology and we have not recognized significant changes in our estimates.

8
2

Portfolio Approach
We apply a portfolio approach by applying a single IBR to leases with reasonably similar characteristics, including the remaining lease term, the underlying assets, and the economic environment. We believe that applying the portfolio approach is acceptable because the results do not materially differ from the application of the leases model to the individual leases in that portfolio.
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
(Gain) Loss on the Disposition of Assets
We record gains or losses on the disposition of assets equal to the proceeds, if any, as compared to the net book value. Exchange transactions are accounted for in accordance with FASB ASC Topic 845 “
Non-Monetary
Transactions
.”
Discontinued Operations
We regularly review underperforming assets to determine if a sale or disposal might be a better way to monetize the assets. When a station, group of stations, or other asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic
205-20
“
Discontinued Operations
.”

8
3

Basic and Diluted Net Earnings Per Share
Basic net earnings per share have been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.
Options to purchase 1,925,417 and 2,291,020 shares of Class
A common stock were outstanding at December 31, 2021, and 2020. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.
The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2020	2021

Weighted average shares	26,683,363	26,892,540
Effect of dilutive securities — stock options	—	404,078

Weighted average shares adjusted for dilutive securities	26,683,363	27,296,618

Segments
We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which also qualify as reportable segments. Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assesses the performance of each operating segment, and determines the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.
We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury, which are reported as unallocated corporate expenses in our consolidated statements of operations included in this annual report. We also exclude costs such as amortization, depreciation, taxes, and interest expense.
Variable Interest Entities
We may enter into agreements or investments with other entities that could qualify as variable interest entities (“VIEs”) in accordance with FASB ASC Topic 810 “
Consolidation”
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
We may enter into lease arrangements with entities controlled by our principal stockholders or other related parties. We believe that the requirements of FASB ASC 810 do not apply to these entities because the lease arrangements do not contain explicit guarantees of the residual value of the real estate, do not contain purchase options or similar provisions and the leases are at terms that do not vary materially from leases that would have been available with unaffiliated parties. Additionally, we do not have an equity interest in the entities controlled by our principal stockholders or other related parties, and we do not guarantee debt of the entities controlled by our principal stockholders or other related parties.

8
4

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
The requirements of FASB ASC 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of December 31, 2021, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC 810.
Concentrations of Business Risks
We derive a substantial part of our total revenue from the sale of advertising. For the years ended December 31, 2021
,
and 2020, 29.2% and 30.7%, respectively, of our total broadcast revenue was generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 13.6% and 21.1% of the total broadcast advertising revenue for the year ended December 31, 2021, and 14.1% and 22.1% of the total broadcast advertising revenue for the year ended December 31, 2020. Because substantial portions of our revenue is derived from local advertisers in these key markets, our ability to generate revenue in those markets could be adversely affected by local or regional economic downturns.
Concentrations of Credit Risks
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents; accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of the Federal Deposit Insurance Corporation insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions, and other information. Historically, our bad debt expense has been within management’s expectations.
These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.
Reclassifications
Certain reclassifications of amounts previously reported were made within footnote details to conform to the current period presentation.

Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact our financial statements have been implemented. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position, results of operations or cash flows.

8
5

NOTE 3. RECENT TRANSACTIONS
During the year ended December 31,
2021
, we completed
or
entered into the
following
transactions:
Debt Transactions
On
September 10,
2021
, we exchanged $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (“2028 Notes.”) Contemporaneously with the refinancing, we obtained commitments from the holders of the 2028 Notes to purchase up to $50 million in additional 2028 Notes (“Delayed Draw 2028 Notes,”) contingent upon satisfying certain performance benchmarks, the proceeds of which are to be used exclusively to repurchase or repay the remaining balance outstanding of the 2024 Notes.
In
addition to the exchange
 on September 10, 2021
, we repurchased an additional $43.3 million
 in total
of the 2024 Notes for $44.0 million in cash, recognizing a net loss of $1.0 million after adjusting for bond issuance costs through multiple transactions
during the second half of 2021.
 These transactions are described in Note 11, Long-Term Debt.

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

8
6

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

A summary of our business acquisitions and asset purchases during the year ending December 31, 2021, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

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
The total purchase price consideration for our business acquisitions and asset purchases during the year ending December 31, 2021, is as follows:

Description	Total Consideration
(Dollars in thousands)

Cash payments made upon closing	$4,580
Deferred payments	116
Present value of estimated fair value of contingent earn-out consideration	11

Total purchase price consideration	$4,707

8
7

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
On November 30, 2021, we
sold
approximately 77 acres of land in Tampa, Florida for $13.5 million in cash. The land was the transmitter site for
WTBN-AM
that will be diplexed from our owned and operated
WGUL-AM
facility. We recognized a
pre-tax
gain on the sale of $12.9 million.
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

Pending Transactions
On December 6, 2021, we entered into an APA to acquire radio station
WLCC-AM
and an FM translator in the Tampa, Florida market for $0.6 million of cash. The WLCC transmitter site will be used to broadcast radio station
WTBN-AM
due to the sale of land housing the
WTBN-AM
transmitter. We paid $0.1 million into an escrow account
in December 2021 and closed on the acquisition on February 15, 2022.
On November 18, 2021, we entered an agreement to sell 4.5 acres of land in Phoenix, Arizona for
$2.0 million in cash. We will relocate our transmitter equipment for
KXXT-AM
from the site within 90 days of closing,
which took place on January 10, 2022.
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

The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Year Ended December 31, 2021
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:

Block Programming – National	$48,705	$—	$—	$48,705
Block Programming – Local	24,759	—	—	24,759
Spot Advertising – National	14,294	—	—	14,294
Spot Advertising – Local	41,672	—	—	41,672
Infomercials	878	—	—	878
Network	19,789	—	—	19,789
Digital Advertising	25,453	19,648	132	45,233
Digital Streaming	4,730	3,450	—	8,180
Digital Downloads and eBooks	556	6,373	—	6,929
Subscriptions	1,087	12,228	262	13,577
Book Sales and e-commerce, net of estimated sales returns and allowances	432	269	17,128	17,829
Self-Publishing fees	—	—	6,081	6,081
Advertising – Print	—	—	123	123
Other Revenue	9,088	196	914	10,198

	$191,443	$42,164	$24,640	$258,247

Timing of Revenue Recognition
Point in Time	$188,998	$42,164	$24,640	$255,802
Rental Income (1)	2,445	—	—	2,445

	$191,443	$42,164	$24,640	$258,247

	Year Ended December 31, 2020
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:

Block Programming – National	$47,009	$—	$—	$47,009
Block Programming – Local	24,267	—	—	24,267
Spot Advertising – National	15,288	—	—	15,288
Spot Advertising – Local	39,407	—	—	39,407
Infomercials	974	—	—	974
Network	19,371	—	—	19,371
Digital Advertising	15,938	20,644	415	36,997
Digital Streaming	2,774	3,446	—	6,220
Digital Downloads and eBooks	3,211	5,904	1,605	10,720
Subscriptions	1,166	9,208	680	11,054
Book Sales and e-commerce, net of estimated sales returns and allowances	1,438	140	9,228	10,806
Self-Publishing fees	—	—	5,424	5,424
Advertising – Print	1	—	353	354
Other Revenue	7,283	251	814	8,348

	$178,127	$39,593	$18,519	$236,239

Timing of Revenue Recognition
Point in Time	$175,611	$39,593	$18,519	$233,723
Rental Income (1)	2,516	—	—	2,516

	$178,127	$39,593	$18,519	$236,239

(1)	Rental income is not applicable to ASC 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Consolidated Financial Statements within this annual report.

9
0

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

9
1

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
Subscriptions
. We recognize revenue from the sale of subscriptions for financial publication digital newsletters, digital magazines, and podcast subscriptions for on-air
content. Subscription terms typically range from three months to two years, with a money-back guarantee for the first 30 days. Refunds after the first
30-day
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

9
2

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
Other Revenue
.
Other revenue includes various sources, such as event revenue, listener purchase programs, talent fees for on-air
hosts, rental income for studios and towers, production services, and shipping and handling fees. We recognize event revenue, including fees earned for ticket sales and sponsorships, when the event occurs, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Revenue for all other products and services is recorded as the products or services are delivered or performed, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Other revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.
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
Contract Assets
Contract Assets – Costs to Obtain a Contract:
We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At December 31, 2021, our prepaid commission expense was
$0.7 million.
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

9
3

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
Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term
	(Dollars in thousands)

Balance, beginning of period January 1, 2021	$11,652	$1,869
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(8,587)	—
Additional amounts recognized during the period	27,011	1,043
Revenue recognized during the period that was recorded during the period	(18,472)	—
Transfers	690	(690)

Balance, end of period December 31, 2021	$12,294	$2,222

Amount refundable at beginning of period	$11,607	$1,869
Amount refundable at end of period	$12,282	$2,222
We expect to satisfy these performance obligations as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)

2022	$12,294
2023	1,817
2024	289
2023	109
2026	7
Thereafter	—

$14,516

Significant Financing Component
The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year
term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between January 1, 2022, and December 31, 2026. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC 606.
Our self-publishing contracts may exceed a
one-year
term due to the length of time for an author to submit and approve a manuscript for publication. The author may pay for publishing services in installments over the production timeline with payments due in advance of performance. The timing of the transfer of goods and

9
4

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
We enter into agreements under which the amount of revenue we earn is contingent upon the
amount of money raised by our customer over the contract term. Our customer is typically a charity or programmer that purchases blocks of programming time or spots to generate revenue from our audience members. Contract terms can range from a few weeks to a few months, depending on the charity or programmer. If the campaign does not generate a pre-determined
level of donations or revenue to our customer, the consideration that we expect to be entitled to may vary above a minimum base level per the contract. Historically, under ASC Topic 605, we reported variable consideration as revenue when the amount was fixed and determinable. Under ASC 606, variable consideration is to be estimated using the expected value or the most likely amount to the extent it is probable that a significant reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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

9
5

Trade and barter revenue and expenses were as follows:

	Year Ended
	December 31,
	2020	2021

Net broadcast barter revenue	$2,810	$2,567
Net digital media barter revenue	—	—
Net publishing barter revenue	38	—
Net broadcast barter expense	$2,952	$2,638
Net digital media barter expense	—	—
Net publishing barter expense	1	(5)
NOTE 5. INVENTORIES
Inventories consist of finished books from Regnery
®
Publishing. All inventories are valued at the lower of cost or net realizable value as determined on a weighted average cost method.
NOTE 6. PROPERTY AND EQUIPMENT
We account for property and equipment in accordance with FASB ASC Topic
360-10,
Property,
Plant and Equipment
.
The following is a summary of the categories of our property and equipment:

	As of December 31,
	2020	2021
	(Dollars in thousands)

Buildings	$28,922	$28,593
Office furnishings and equipment	36,875	36,598
Antennae, towers and transmitting equipment	78,057	77,813
Studio, production, and mobile equipment	29,023	29,498
Computer software and website development costs	33,928	38,271
Record and tape libraries	17	—
Automobiles	1,514	1,515
Leasehold improvements	18,187	18,104

	$226,523	$230,392
Less accumulated depreciation	(180,336)	(186,053)

	46,187	$44,339

Land	$30,254	26,896
Construction-in-progress	2,681	8,104

	$79,122	$79,339

Depreciation expense was approximately $10.9 million and $10.8 million for the years ended December 31, 2021
,
and 2020,
respectively. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the period ended December 31, 2021.

9
6

NOTE 7. OPERATING AND FINANCE LEASE
RIGHT-OF-USE
ASSETS
Leasing Transactions
Our leased assets include offices and studios, transmitter locations, antenna sites, towers, tower sites, and land. Our lease portfolio has terms remaining from less than one-year
up to twenty years. Many of these leases contain options under which we can extend the term from five
to
twenty years
, the exercise of which is at our sole discretion. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably assured to exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants. We lease certain properties from our principal stockholders or from trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are designated as Related Party leases in the details provided. We are obligated to pay taxes, insurance, and common area maintenance charges under a majority of our lease agreements.
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
Due to the adverse economic impact of the
COVID-19
pandemic, we negotiated with our landlords in early 2020 to obtain rent concessions to improve our short-term liquidity. In accordance with the FASB’s recent Staff Q&A regarding rent concessions related to the effects of the
COVID-19
pandemic, we did not apply the lease modification guidance under ASC 842 to rent concessions that resulted in total payments required under the modified contract were substantially the same as or less than total payments required by the original contract. For qualifying rent abatement concessions, we recorded negative lease expense for abatement during the period of relief. During the year ended December 31, 2020, we recognized negative lease expense related to rent abatement concessions of $0.3 million. At December 31, 2020, we deferred cash payments of $0.7 million that were reported in short-term and long-term operating lease liabilities as applicable based on repayment terms that range from one year through December 2024. At December 31, 2021, $0.2 million of the deferred cash payments remained with $28,000 payable in 2022, $26,000 payable in 2023 and the remainder payable in 2024.

Balance Sheet
Supplemental balance sheet information related to leases was as follows:

	December 31, 2021
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total

Operating leases ROU assets	$7,419	$36,141	$43,560
Operating lease liabilities (current)	$947	$7,704	$8,651
Operating lease liabilities (non-current)	6,562	35,646	42,208

Total operating lease liabilities	$7,509	$43,350	$50,859

Weighted Average Remaining Lease Term

Operating leases	7.8 years
Finance leases	2.7 years
Weighted Average Discount Rate
Operating leases	8.02%
Finance leases	5.81%

9
7

Lease Expense

The components of lease expense were as follows:

Twelve Months Ended December 31, 2021
(Dollars in thousands)

Amortization of finance lease ROU Assets	$64
Interest on finance lease liabilities	8

Finance lease expense	72
Operating lease expense	12,874
Variable lease expense	699
Short-term lease expense	590

Total lease expense	$14,235

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Twelve Months Ended December 31, 2021
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$13,953
Operating cash flows from finance leases	5
Financing cash flows from finance leases	63
Leased assets obtained in exchange for new operating lease liabilities	$6,507
Leased assets obtained in exchange for new finance lease liabilities	17
Maturities
Future minimum lease payments under leases that had initial or remaining non-cancelable
lease terms in excess of one year as of December 31, 2021, are as follows:

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)

2022	$1,537	$10,782	$12,319	$64	$12,383
2023	1,408	10,404	11,812	39	11,851
2024	1,314	8,086	9,400	20	9,420
2025	1,021	6,890	7,911	8	7,919
2026	1,341	6,678	8,019	1	8,020
Thereafter	3,955	20,411	24,366	3	24,369

Undiscounted Cash Flows	$10,576	$63,251	$73,827	$135	$73,962

Less: imputed interest	(3,067)	(19,901)	(22,968)	(12)	(22,980)

Total	$7,509	$43,350	$50,859	$123	$50,982

Reconciliation to lease liabilities:
Lease liabilities – current	$947	$7,704	$8,651	$58	$8,709
Lease liabilities – long-term	6,562	35,646	42,208	65	42,273

Total Lease Liabilities	$7,509	$43,350	$50,859	$123	$50,982

Impairment of ROU Assets
ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, “
Property, Plant, and Equipment
,” as ROU assets are long-lived nonfinancial assets.
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
Fair Value Considerations
When determining the fair value of a ROU asset, we must estimate what market participants would pay to lease the asset or what a market participant would pay up front in one payment for the ROU asset, assuming no additional lease payments would be due. The ROU asset must be valued assuming its highest and best use, in its current form, even if that use differs from the current or intended use. If no market exists for an asset in its current form, but there is a market for a transformed asset, the costs to transform the asset are considered in the fair value estimate. Refer to Note 12, Fair Value Measurements and Disclosures.
There were no indications of impairment during the year ended December 31, 2021.
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
We

10
0

continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal and all of our broadcast licenses have been renewed. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. We are not aware of any legal, competitive, economic, or other factors that materially limit the useful life of our broadcast licenses. The weighted-average period before the next renewal of our broadcasting licenses is 7.3 years.
The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators as described in Note 3 — Recent Transactions.

	Year Ended December 31,
	2020	2021
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$435,300	$434,209
Accumulated loss on impairment	(97,442)	(114,436)

Balance, beginning of period after cumulative loss on impairment	337,858	319,773

Acquisitions of radio stations	—	235
Disposition of radio stations and FM translators	(1,091)	—
Impairments based on the estimated fair value of broadcast licenses	(16,994)	—

Balance, end of period after cumulative loss on impairment	$319,773	$320.008

Balance, end of period before cumulative loss on impairment	$434,209	$434,444
Accumulated loss on impairment	(114,436)	(114,436)

Balance, end of period after cumulative loss on impairment	$319,773	$320,008

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
As part of our qualitative assessment, we calculate the excess fair value, or the amount by which our prior year estimated fair value exceeds the current year carrying value. Based on our analysis and review, including the financial performance of each market, we believe that a 25%
excess fair value margin is a reasonable benchmark

10
1

for our qualitative analysis. Markets with an excess fair value of 25% or more, which have had no significant changes in the prior year assumptions and key estimates, are not likely to be impaired. Markets with an excess fair value that is less than 25% are subject to further testing.
The table below presents the percentage within a range by which our prior year start-up
income estimated fair value exceeds the current year carrying value for the 24 broadcasting market licenses tested:

	Geographic Market Clusters as of December 31, 2021 Percentage Range by Which 2020 Estimated Fair Value Exceeds 2021 Carrying Value
	≤ 25%	>26%-50%	>51% to 75%	> +than 76%

Number of accounting units	12	1	4	7
Broadcast license carrying value (in thousands)	193,396	7,004	52,299	21,785
The second part of our qualitative assessment consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or Station Operating Income (“SOI”) defined as net broadcast revenue less broadcast operating expenses. See Item 7 – Management Discussion and Analysis within this annual report for information on SOI, a non-GAAP
measure. Numerous trade organizations and analysts review these radio station sales to track SOI multiples applicable to each transaction. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a reasonable indicator of fair value. Markets with an SOI multiple in excess of four are subject to further testing. Based on this qualitative review, we identified six markets subject to further testing. There were no additional markets identified during the current period that were subject to further testing based on the length of time elapsed from prior reviews,
The table below shows the percentage within a range by which our prior year estimated fair value exceeded the carrying value of our broadcasting licenses for these six market clusters:

	Geographic Market Clusters as of December 31, 2021 Tested due to SOI Multiple or length of time from prior valuation – Percentage Range by Which 2020 Estimated Fair Value Exceeds 2021 Carrying Value
	≤ 25%	>26%-50%	>51% to 75%	> +than 76%

Number of accounting units	—	3	2	1
Broadcast license carrying value (in thousands)	—	11,967	27,465	6,092
Based on this assessment, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 18 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up
in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to our operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up
costs, expenses, and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.

1
0
2

The primary assumptions used in the Greenfield Method are:
1.	gross operating revenue in the station’s designated market area,
2.	normalized market share,
3.	normalized profit margin,
4.	duration of the “ramp-up” period to reach normalized operations, (which was assumed to be three years),
5.	estimated start-up costs (based on market size),
6.	ongoing replacement costs of fixed assets and working capital,
7.	the calculations of yearly net free cash flows to invested capital; and
8.	amortization of the intangible asset, or the broadcast license.
The assumptions used reflect those of a hypothetical market participant and not necessarily the actual or projected results of Salem. The key estimates and assumptions used in the start-up
income valuation for the broadcast licenses tested in each period were as follows:

Broadcast Licenses	December 31, 2020	December 31, 2021

Risk-adjusted discount rate	8.5%	8.5%
Operating profit margin ranges	4.2% - 31.0%	3.9% - 30.9%
Long-term revenue growth rates	0.4% - 0.9%	0.4% - 0.7%
The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis during our annual testing period, there were no impairment charges recorded during the annual testing period ended December 31, 2021. The table below presents the results of our impairment testing under the start-up
income approach:

Market Cluster	Excess Fair Value December 31, 2021 Estimate

Atlanta, GA	99.0%
Boston, MA	22.3%
Chicago, IL	13.9%
Cleveland, OH	29.1%
Col Springs, CO	61.7%
Columbus, OH	3.5%
Dallas, TX	11.4%
Greenville, SC	15.3%
Honolulu, HI	14.3%
Little Rock	4.7%
Louisville, KY	8.5%

Minneapolis, MN	153.5%
Orlando FL	11.5%
Philadelphia, PA	14.7%
Portland, OR	18.7%
Sacramento, CA	6.3%
San Diego, CA	50.9%
San Francisco, C A	28.4%
NOTE 9. GOODWILL
We account for goodwill in accordance with FASB ASC Topic 350 “
Intangibles—Goodwill and Other
.” We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances

10
3

indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.
The following table presents the changes in goodwill including business acquisitions as described in Note 3—Recent Transactions.

	Year Ended December 31,
	2020	2021
	(Dollars in thousands)

Balance, beginning of period before cumulative loss on impairment,	$28,454	$28,520
Accumulated loss on impairment	(4,456)	(4,763)

Balance, beginning of period after cumulative loss on impairment	23,998	23,757

Acquisitions of digital media entities	66	4
Acquisitions of digital media entities	—	225
Impairments based on the estimated fair value goodwill	(307)	—

Ending period balance	$23,757	$23,986

Balance, end of period before cumulative loss on impairment	28,520	28,749
Accumulated loss on impairment	(4,763)	(4,763)

Ending period balance	$23,757	$23,986

Goodwill Impairment Testing
When performing our annual impairment testing for goodwill, the fair value of each applicable accounting unit is estimated using a discounted cash flow analysis, which is a form of the income approach. The discounted cash flow analysis utilizes a five to ten-year
projection period to derive operating cash flow projections from a market participant view. We make certain assumptions regarding future revenue growth based on industry market data, historical performance, and our expectations of future performance. We also make assumptions regarding working capital requirements and ongoing capital expenditures for fixed assets. Future net free cash flows are calculated on a debt free basis and discounted to present value using a risk adjusted discount rate. The terminal year value is calculated using the Gordon constant growth method and long-term growth rate assumptions based on long-term industry growth and GDP inflation rates. The resulting fair value estimates, net of any interest-bearing debt, are then compared to the carrying value of each reporting unit’s net assets.
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
third-
party
appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.

10
4

Goodwill - Broadcast Markets
The unit of accounting we use to test goodwill associated with our radio stations is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment, and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. Five of our 31 market clusters have goodwill associated with them as of our annual testing period ended December 31, 2021.
The key estimates and assumptions used for our enterprise valuations were as follows:

Broadcast Markets Enterprise Valuations	December 31, 2020	December 31, 2021

Risk-adjusted discount rate	8.5%	8.5%
Operating profit margin ranges	(11.4%) - 41.5%	(1.4%) - 15.0%
Long-term revenue growth rates	0.5% - 0.8%	0.4%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our qualitative review, we tested one market cluster for goodwill impairment. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value our market clusters to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.
The analysis includes both an income and cost approach to valuation. The income approach uses a discounted cash flow projection while the cost approach, or “stick” value of the underlying assets is used.
Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of our broadcast market goodwill as of the annual testing period ended December 31, 2021.
The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, includin
g
goodwill:

	Broadcast Market Clusters as of December 31, 2021 Percentage Range by Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>11% to 20%	>21% to 50%	> than 51%
Number of accounting units	—	1	—	—
Carrying value including goodwill ( in thousands )	—	8,539	—	—
Goodwill – Digital
Media
The unit of accounting we use to test goodwill in our digital media segment is the entity level, which includes SWN, Townhall.com
®
, and Eagle Financial Publications. The financial statements for SWN include the operating results and cash flows for our Christian content websites and our church product websites. The financial statements for Townhall.com
®
reflect the operating results for each of our conservative opinion websites. Eagle Financial Publications include our investing websites and related digital publications. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available.
Two of our digital media entities have goodwill associated with them as of our annual testing period ended December 31, 2021. We tested one of these entities for impairment because it was not tested in the prior year. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value of the entity for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

10
5

The key estimates and assumptions used for our enterprise valuations were as follows:

Digital Media Enterprise Valuations	December 31, 2020	December 31, 2021

Risk adjusted discount rate	9.5%	9.5%
Operating profit margin ranges	3.4% - 6.8%	25.3% - 28.5%
Long-term revenue growth rates	1.0%	0.5%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our digital media entities as of the annual testing period ended December 31, 2021. The estimated fair value exceeded the carrying value by 113.2%.
The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of the digital media entities, including goodwill.

	Digital Media Entities as of December 31, 2021 Percentage Range by Which Estimated Fair Value Exceeds Carrying Value Including Goodwill

	< 10%	>10% to 20%	>21% to 50%	> than 51%

Number of accounting units	—	—	—	1
Carrying value including goodwill ( in thousands )	—	—	—	26,671
Goodwill - Publishing
The unit of accounting we use to test goodwill in our publishing segment is the entity level, which includes Regnery
®
Publishing and Salem Author Services. Regnery
®
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
Two of our publishing entities have goodwill associated with them as of our annual testing period ended December 31, 2021. We tested one of these entities because it had not been tested in the prior year and we tested the other entity based on the amount by which the prior estimated fair value exceeded the carrying value. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value this publishing entity to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations were as follows:

Publishing Enterprise Valuations	December 31, 2020	December 31, 2021
Risk adjusted discount rate	9.5%	9.5%
Operating margin ranges	1.5% - 4.4%	2.4% - 5.2%
Long-term revenue growth rates	0.5% - 1.0%	0.5%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our publishing entities as of the annual testing period ended December 31, 2021. The estimated fair value exceeded the carrying value by 122.5%.

10
6

The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our remaining accounting units, including goodwill.

	Publishing Entities as of December 31, 2021
	Percentage Range by Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>11% to 20%	>21% to 50%	> than 51%

Number of accounting units	—	—	—	1
Carrying value including goodwill ( in thousands )	—	—	—	1,854
NOTE 10. AMORTIZABLE INTANGIBLE ASSETS
The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of December 31, 2021
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$23,700	$(22,198)	$1,502
Domain and brand names	19,875	(19,421)	454
Favorable and assigned leases	2,188	(1,960)	228
Subscriber base and lists	8,647	(8,387)	260
Author relationships	2,771	(2,771)	—
Non-compete agreements	2,041	(2,041)	—
Other amortizable intangible assets	1,332	(1,332)	—

	$60,554	$(58,110)	$2,444

	As of December 31, 2020
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$24,012	$(22,533)	$1,479
Domain and brand names	20,350	(19,127)	1,223
Favorable and assigned leases	2,188	(1,943)	245
Subscriber base and lists	9,886	(8,974)	912
Author relationships	2,771	(2,765)	6
Non-compete agreements	2,041	(1,954)	87
Other amortizable intangible assets	1,666	(1,601)	65

	$62,914	$(58,897)	$4,017

Amortization expense was approximately $1.9 million and $3.3 million for the years ended December 31, 2021
,
and 2020, respectively. Based on the amortizable intangible assets as of December 31, 2021, we estimate amortization expense for the next five years to be as follows:

Year ended December 31,	Amortization Expense
(Dollars in thousands)

2022	$1,219
2023	796
2024	206

10
7

Year ended December 31,	Amortization Expense
(Dollars in thousands)
2025	$21
2026	11
Thereafter	191

Total	$2,444

NOTE 11. LONG-TERM DEBT
Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
Long-term debt consists of the following:

	December 31, 2020	December 31, 2021
	(Dollars in thousands)

7.125% Senior Secured Notes	$—	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	—	(3,844)

7.125% Senior Secured Notes net carrying value	—	110,887

6.75% Senior Secured Notes	216,341	60,174
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(2,577)	(480)

6.75% Senior Secured Notes net carrying value	213,764	59,694

Asset-Based Revolving Credit Facility principal outstanding (1)	5,000	—

Long-term debt less unamortized discount and debt issuance costs	$218,764	$170,581

Less current portion	(5,000)	—

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$213,764	$170,581

(1)
As of December 31, 2021, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $25.0 million, no outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $23.3 million borrowing base availability.

Our weighted average interest rate was 6.65% and 6.99% at December 31, 2020
,
and December 31, 2021, respectively.

In addition to the outstanding amounts listed above, we also have interest obligations
related to our long-term debt as follows as of December 31, 2021:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$60.2 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

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
The 2028 Notes are guaranteed on a senior secured basis. We may redeem the 2028 Notes, in whole or in part, at any time prior to June 1, 2024
,
at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after June 1, 2024, we may redeem some or all of the 2028 Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the 2028 Notes
i
ndenture, plus accrued and unpaid interest, if any, to, but not including the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2028 Notes before June 1, 2024
,
with the net cash proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount plus accrued and unpaid interest, if any, to, but not including the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the 2028 Notes per twelve-month period, in connection with up to two redemptions in such twelve-month period, at a redemption price of 101% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date.
The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding, we are required to pay $8.2 million per year in interest. As of December 31, 2021
,
accrued interest on the 2028 Notes was $0.7 million.
The indenture to the 2028 Notes

contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At December 31, 2021, we were, and we remain, in compliance with all of the covenants under th
e

i
ndenture.
We
record
ed
 debt issuance costs of $4.2 million, of which $2.3 million of third-party debt modification costs are reflected in operating expenses for the current period, $0.8 million is deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes. During twelve-month period ended December 31, 2021, $0.3 million of debt issuance costs, discount and delayed draw associated with the Notes was amortized to interest expense.

SBA PPP Loans
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. The PPP loans were accounted for as debt in accordance with FASB ASC Topic 470. The loan balances and accrued interest were forgivable provided that the proceeds were used for eligible purposes, including payroll, benefits, rent and utilities within the covered period. We used the PPP loan proceeds according to the terms and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax
gain on the forgiveness of $11.2 million. The remaining PPP loan was repaid in July 2021.
6.75% Senior Secured Notes
On May 19, 2017, we issued 6.75% Senior Secured Notes (“2024 Notes”) in a private placement. The 2024 Notes are guaranteed on a senior secured basis by our existing subsidiaries (“Subsidiary Guarantors”). The 2024 Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year.
The 2024 Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral as described below. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
The indenture relating to the 2024 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At December 31, 2021, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During twelve-month period ended December 31, 2021, and 2020, $0.6 million and $0.7 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
Based on the balance of the 2024 Notes outstanding of $60.2 million, we are required to pay $4.1 million per year in interest on the 2024 Notes. As of December 31, 2021, accrued interest on the 2024 Notes was $0.3 million.
We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, seek to repurchase the 2024 Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.
As described above, on September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million of newly issued 2028 Notes, reflecting a call premium of 1.688%. Bond issuance costs of $1.1 million associated with the $112.8 million of the 2024 Notes are being amortized as part of the effective yield on the 2028 Notes.
In addition to the exchange
 on Sep
tember 10, 2021
, we repurchased an additional $43.3 million
 in total
of the 2024 Notes for $44.0 million in cash, recognizing a net loss of $1.0 million
after adjusting for bond issuance costs
through multiple transactions
during the second half of
2021.

11
0

Based on the then existing market conditions, we completed repurchases of our 6.75% Senior Secured Notes at amounts less than face value as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)

December 10, 2021	$35,000	$35,591	101.69%	$321	$(911)
October 25, 2021	2,000	2,020	101.00%	19	(39)
October 12, 2021	250	251	100.38%	2	(3)
October 5, 2021	763	766	100.38%	7	(10)
October 4, 2021	628	629	100.13%	6	(7)
September 24, 2021	4,700	4,712	100.25%	44	(56)
January 30, 2020	2,250	2,194	97.50%	34	22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$82,000	$79,555		$1,105	$1,340

Asset-Based Revolving Credit Facility
On May 19, 2017, the company entered into the ABL Facility pursuant to a Credit Agreement (“Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities, and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.
The ABL Facility is a five-year $30.0 million revolving credit facility due March 1, 2024, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans
.

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

11
1

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
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of December 31, 2021, the amount available under the ABL Facility was $23.3 million of which none was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
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
The Credit Agreement provides for the following events of default: (i) default for non-payment
of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At December 31, 2021, we were, and we remain, in compliance with all of the covenants under Credit Agreement.

We
recorded
debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During each of the years ended December 31, 2021
,
and 2020, $0.1 million and $0.2 million of debt issuance costs associated with the ABL Facility was amortized to interest expense, respectively. At December 31, 2021, the blended interest rate on amounts outstanding under the ABL Facility was 0.0%.

We report outstanding balances on the ABL Facility as short-term regardless of the maturity date based on use of the ABL Facility to fund ordinary and customary operating cash needs with frequent repayments. We believe that our borrowing capacity under the ABL Facility allows us to meet our ongoing operating requirements, fund capital expenditures and satisfy our debt service requirements for at least the next twelve months. At December 31, 2021, we were, and we remain, in compliance with all of the covenants under the Credit Agreement.
Maturities of Long-Term Debt and Capital Lease Obligations
Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2021 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)

2022	$—
2023	—
2024	60,174
2025	—
2026	—
Thereafter	114,731

$174,905

NOTE 12. FAIR VALUE MEASUREMENTS AND DISCLOSURES
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
(“ASC 820”) established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defines three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the ASC 820 hierarchy are as follows:

1.	Level 1 Inputs —quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

2.
Level
 2 Inputs
—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

3.
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

11
3

As of December 31, 2021, the carrying value of cash and cash equivalents, accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at December 31, 2021
,
was $174.9 million compared to the estimated fair value of $176.2 million, based on the prevailing interest rates and trading activity of our Notes.
We have certain assets that are measured at fair value on a
non-recurring
basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.
The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	December 31, 2021
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Liabilities:

Estimated fair value of contingent earn-out consideration included in accrued expenses	$11	—	—	$11
Long-term debt less unamortized discount and debt issuance costs	174,905	—	176,217	—
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
For financial reporting purposes, we recorded a valuation allowance of $39.1 million as of December 31, 202
1
,
to offset $39.1 million of the deferred tax assets related to federal
and
state net operating loss carryforwards of $20.7 million
and $14.4 million respectively, along with $4 million of

other financial statement accrual
s

for a total valuation allowance of $39.1 million
.
This balance represents a
de
crease of $9.0 million during the year, from $48.1 million valuation allowance as of December 31, 20
2
0
.

The consolidated provision for income taxes is as follows:

	Year Ended December 31,
	2020	2021
	(Dollars in thousands)
Current:

Federal	$—	$—
State	169	1,112

	169	1,112
Deferred:
Federal	17,283	(1,277)
State	12,822	(594)

	30,105	(1,871)

Provision for income taxes	$30,274	$(759)

11
4

Consolidated deferred tax assets and liabilities consist of the following:

	As of December 31,
	2020	2021
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$2,908	$2,738
Allowance for bad debt reserve	3,672	3,399
Net operating loss, AMT credit and other carryforwards	44,154	35,290
State taxes	35	216
Operating lease liabilities under ASC 842	14,909	13,596
Other	2,440	3,965

Total deferred tax assets	68,118	59,204
Valuation allowance for deferred tax assets	(48,073)	(39,135)

Net deferred tax assets	$20,045	$20,069

Deferred tax liabilities:
Excess of net book value of property and equipment and software for financial reporting purposes over tax basis	$1,066	$145
Excess of net book value of intangible assets for financial reporting purposes over tax basis	75,380	75,747
Operating lease right-of-use assets under ASC 842	12,482	11,189

Total deferred tax liabilities	88,928	87,081

Net deferred tax liabilitie s	$(68,883)	$(67,012)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	As of December 31,
	2020	2021
	(Dollars in thousands)

Deferred income tax asset per balance sheet	$—	$—
Deferred income tax liability per balance sheet	(68,883)	(67,012)

	$(68,883)	$(67,012)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2020	2021
	(Dollars in thousands)

Statutory federal income tax (statutory tax rate)	$(4,995)	$8,559
Effect of state taxes, net of federal	10,468	643
Permanent items	379	172
PPP loan forgiveness	—	(2,351)
State rate change	63	531
Valuation allowance	24,302	(8,903)
Stock based compensation cancellation	196	181
Other, net	(139)	409

Provision for (benefit from) income taxes	$30,274	$(759)

11
5

At December 31, 202
1
, we had net operating loss carryforwards for federal income tax purposes of approximately $98.4 million that expire in years 2024 through 2038 and for state income tax purposes of approximately $607.7 million that expire in years 2022 through 2041. As a result of our adjusted cumulative three-year pre-tax book loss as of December 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the COVID-19 pandemic provided additional negative evidence that outweighed positive evidence which resulted in recognition of a $
48.1 million
valuation allowance for the year ended December 31, 2020,
related to
the
federal and state net operating loss
carry forwards. During 2021, through operational activity of the company primarily through various land sales throughout the year, we utilized our operating loss carryforwards and adjusted the related valuation allowance by
 $9 million
bringing the total valuation allowance
to $
39.1
 million for the year ended December 31, 2021.
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
We utilized certain benefits of the CAA through receipt of PPP loans in the amount of $11.2 million. We used the PPP loan proceeds according to the terms and filed timely applications for forgiveness.
During
July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax
gain on the forgiveness of $11.2 million. The effects of the CAA have resulted in a favorable permanent tax effected adjustment of $2.4 million.
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

11
6

NOTE 15. STOCK INCENTIVE PLAN
Our Amended and Restated 1999 Stock Incentive Plan (“Plan”) provides for grants of equity-based awards to employees, non-employee
directors and officers, and advisors (“Eligible Persons”). A maximum of 8,000,000
shares are authorized under the Plan of which 2,379,001 were available for issuance at December 31, 2021. Insiders may participate in plans established pursuant to Rule
10b5-1
under the Exchange Act that allow them to exercise awards subject to pre-established
criteria.
We recognize non-cash stock-based compensation expense based on the estimated fair value of awards in accordance with FASB ASC Topic 718
Compensation—Stock Compensation.
Stock-based compensation expense fluctuates over time as a result of the vesting periods for outstanding awards and the number of awards that actually vest. The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2021, and 2020:

	Year Ended December 31,
	2020	2021
	(Dollars in thousands)

Stock option compensation expense included in unallocated corporate expenses	$152	$99
Stock option compensation expense included in broadcast operating expenses	136	123
Stock option compensation expense included in digital media operating expenses	56	97
Stock option compensation expense included in publishing operating expenses	1	—

Total stock-based compensation expense, pre-tax	$345	$319
Tax expense from stock-based compensation expense	(90)	(83)

Total stock-based compensation expense, net of tax	$255	$236

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
,
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

11
7

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the years ended December 31, 2021, and 2020:

	Year Ended December 31, 2020	Year Ended December 31, 2021
Expected volatility	53.96%	75.98%
Expected dividends	7.30%	—%
Expected term (in years)	7.6	7.8
Risk-free interest rate	1.14%	1.03%
Activity with respect to the company’s option awards during the two years ended December 31, 2021, is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,860,722	$4.39	$2.37	3.6 years	$—
Granted	743,000	1.37	0.35		—
Exercised	—	—	—		—
Forfeited or expired	(312,702)	5.71	3.80		—

Outstanding at December 31, 2020	2,291,020	3.23	1.52	4.3 years	$—

Exercisable at December 31, 2020	1,229,770	4.37	2.22	2.4 years	—

Expected to Vest	1,007,657	3.26	1.54	4.2 years	$—

Outstanding at January 1, 2021	2,291,020	$3.23	$1.52	4.3 years	$—
Granted	270,000	2.14	1.55		—
Exercised	(475,657)	2.31	1.08		728
Forfeited or expired	(159,946)	6.71	4.70		—

Outstanding at December 31, 2021	1,925,417	3.01	1.37	4.4 years	$1,310

Exercisable at December 31, 2021	924,292	4.25	1.93	2.4 years	83

Expected to Vest	950,568	3.05	1.38	4.4 years	$1,248
Activity with respect to the company’s restricted stock awards during the year ended December 31, 2021, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2020	107,990	$1.85	1.67 years	$156
Granted	—	—	—	—
Lapse of restrictions	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2020	107,990	$1.85	0.7 years	$112

Non-Vested at January 1, 2021	107,990	$1.85	0.7 years	$112
Granted	—	—	—	—
Lapse of restrictions	(107,990)	1.85	—	200
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2021	—	$—	—	$—

1
18

Additional information regarding options outstanding as of December 31, 2021, is as follows:

Range of Exercise Prices	Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$1.00 - $3.00	906,000	6.4	$1.61	50,250	$1.41
$3.01 - $3.28	471,500	3.9	3.25	342,000	3.25
$3.29 - $4.63	63,500	3.7	3.77	47,625	3.77
$4.64 - $4.85	383,542	1.7	4.85	383,542	4.85
$4.86 - $6.65	1,000	0.3	6.38	1,000	6.38
$6.66 - $8.76	99,875	0.2	7.05	99,875	7.05

	1,925,417	4.4	$3.01	924,292	$4.25

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2021 of $3.06 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2021
,
and 2020 was $0.3 million and $0.4 million, respectively.
As of December 31, 2021, there was $0.1 million of total unrecognized compensation cost related to non-vested
stock option awards. This cost is expected to be recognized over a weighted-average period of 2.2 years.
NOTE 16. RELATED PARTY TRANSACTIONS
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

Other than compensation arrangements for our directors and executive officers, the following is a summary of transactions for the years ended December 31, 2021 and December 31, 2020 to which we have been a party in which the amount involved exceeds $120,000 annually and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, or is a general partner or principal or in which the person has a 10% or greater beneficial ownership interest, had or will have a direct or indirect material interest.

1
19

Leases with Principal Stockholders
A trust controlled by the Executive Chairman of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for each of the year’s ending December 31, 2021, and 2020 amounted to $0.2
million. Mr. Ted Atsinger, son of the Executive Chairman is the beneficiary and/or successor trustee.
Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s Executive Chairman and its Chairman Emeritus. Rental expense under these leases included in operating expense for each of the years ending December 31, 2021, and 2020 was $1.6 million and $1.5 million, respectively.
Know the Truth – Mr. Riddle
Know the Truth is a
non-profit
organization that is a customer of Salem Media Group, Inc. During 2021 and 2020 the company billed Know the Truth approximately $0.4 million and $0.6 million for airtime on its stations. The company had receivable balances of $0.8 million and $1.0 million at December 31, 2021
,
and 2020, respectively. Mr. Riddle, a director of the company, joined the Know the Truth board in 2010 and remains a member of this board.
Split-Dollar Life Insurance
Salem maintained split-dollar life insurance policies for its Chairman Emeritus and Executive Chairman since 1997. Since 2003, the company has been the owner of the split-dollar life insurance policies and was entitled to recover all of the premiums paid on the policies. The premiums were $0.2 million for the year ended December 31, 2020. The policies were surrendered during 2020 with net proceeds of $2.4 million paid to the company. The company paid $0.3 million of the proceeds to the Chairman
Emeritus
and $0.3 million
of the proceeds to the Executive Chairman in exchange for surrendering the policies.
Transportation Services Supplied by Sun Air Jets
From time to time, the company rents aircraft from a company owned by Edward G. Atsinger III, Executive Chairman and director of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis for general corporate needs. Total rental expense for these aircraft for the years ended December 31, 2021, and 2020 was approximately $26,000 and $298,000, respectively. At December 31, 2020, $100,000 of the $298,000 paid to Sun Air Jets during 2020 was applied as an advance to secure future flights at discounted rates of which $26,000 was utilized during 2021.

NOTE 17. DEFINED CONTRIBUTION PLAN
We maintain a 401(k) defined contribution plan (“401(k) Plan”), which covers eligible employees as defined in the 401(k) Plan. Participants are allowed to make non-forfeitable
contributions

of up to 60% of their annual salary but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company match was 50% on the first 5% of the amounts contributed by each participant. The company match was suspended in March 2020 to reduce costs and conserve cash as a result of the economic impact of the
COVID-19
pandemic. The company contributed and expensed $0.8 million into the 401(k) Plan during the year ended December 31, 2020.
NOTE 18. EQUITY TRANSACTIONS
In April 2021, we filed a prospectus supplement to our shelf registration statement on Form
S-3
with the SEC covering the offering, issuance and sale of up to $15.0 million of our Class A Common Stock pursuant to an at-the-market
facility, with B. Riley Securities, Inc. acting as sales agent. No Common Stock transactions have taken place under the facility.

12
0

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “
Compensation-Stock Compensation
.” We recorded
non-cash
stock-based compensation expense of $0.3
million to additional
paid-in
capital during each of the years ended December 31, 2021, and 2020.
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

NOTE 19. SEGMENT DATA
FASB ASC Topic 280, “
Segment Reporting
,” requires companies to provide certain information about their operating segments. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which also qualify as reportable segments. Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assess the performance of each operating segment, and determine the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.
We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury, which are reported as unallocated corporate expenses in our condensed consolidated statements of operations included in this annual report. We also exclude costs such as amortization, depreciation, taxes, and interest expense.
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
Salem Radio Network
TM
(“SRN
TM
”), based in Dallas, Texas, develops, produces, and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRN
TM
delivers programming via satellite to approximately 3,200 affiliated radio stations throughout the United States, including several of our Salem-owned stations. SRN
TM
operates five divisions, SRN
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

12
1

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
™
.com, ChurchStaffing.com, WorshipHouseMedia.com, SermonSpice
™
.com, WorshipHouseKids.com, Preaching.com, ChristianJobs.com, ShiftWorship.com, JourneyBoxMedia.com, Playblackmedia.com, and HyperPixelsMedia.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders.
Our web content is accessible through all of our radio station websites that feature content of interest to local audiences throughout the United States.
Publishing
Our publishing operating segment includes
two
businesses: (1) Regnery
®
Publishing and Salem Books, traditional book publishers that have published dozens of bestselling books by leading conservative and Christian authors and personalities and (2) Salem Author Services, a self-publishing service for authors through Xulon Press and Mill City Press.

The table below presents financial information for each operating segment as of December 31, 2021, and 2020 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2021
Net revenue	$191,443	$42,164	$24,640	$—	$258,247
Operating expenses	145,720	33,797	23,220	17,483	220,220

Net operating income (loss) before depreciation, amortization, debt modification costs and net (gain) loss on the disposition of assets	$45,723	$8,367	$1,420	$(17,483)	$38,027

Debt modification costs	—	—	—	2,526	2,526
Depreciation	6,186	3,557	210	980	10,933
Amortization	17	1,541	337	—	1,895
Net (gain) loss on the disposition of assets	(23,212)	(83)	(306)	26	(23,575)

Operating income (loss)	$62,732	$3,352	$1,179	$(21,015)	$46,248

12
2

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2020

Net revenue	$178,127	$39,593	$18,519	$—	$236,239
Operating expenses	140,942	31,725	21,950	16,194	210,811

Net operating income (loss) before depreciation, amortization, impairments, change in estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$37,185	$7,868	$(3,431)	$(16,194)	$25,428

Depreciation	6,464	3,096	281	936	10,777
Amortization	23	2,416	841	1	3,281
Impairment of indefinite-lived long-term assets other than goodwill	—	(12)	—	—	(12)
Impairment of goodwill	16,994	—	260	—	17,254
Change in estimated fair value of contingent earn-out consideration	184	10	105	8	307
Net (gain) loss on the disposition of assets	1,554	—	2	19	1,575

Operating income (loss)	$11,966	$2,358	$(4,920)	$(17,158)	$(7,754)

	Broadcast	Digital Media	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2021

Inventories, net	$—	$—	$960	$—	$960
Property and equipment, net	61,694	8,447	746	8,452	79,339
Broadcast licenses	320,008	—	—	—	320,008
Goodwill	2,750	19,790	1,446	—	23,986
Amortizable intangible assets, net	229	2,215	—	—	2,444

	Broadcast	Digital Media	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2020

Inventories, net	$—	$—	$495	$—	$495
Property and equipment, net	64,231	6,221	741	7,929	79,122
Broadcast licenses	319,773	—	—	—	319,773
Goodwill	2,746	19,565	1,446	—	23,757
Amortizable intangible assets, net	246	3,434	337	—	4,017
NOTE 20. SUBSEQUENT EVENTS
On February 15, 2022, we closed on the acquisition of
WLCC-AM
in Brandon, Florida for $600,000 in cash.
On January 12, 2022, we repurchased $2.5 million of the 2024 Notes at 101.25% of face value recognizing a loss of $53,000.
On January 10, 2022, we closed on the sale of 4.5 acres of land in Phoenix, Arizona for
 $2.0 million in cash. We recorded a
pre-tax
gain of $1.8 million on the sale and have access to the land for
90-days
to relocate our transmitter equipment for
KXXT-AM.
Subsequent events reflect all applicable transactions through the date of the filing.

12
3

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
Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021, the end of the period covered by this annual report.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

12
4

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the 2013 report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

(c)
Changes in Internal Control Over Financial Reporting.
There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Not applicable.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES,” expected to be filed within 120 days of our fiscal year end.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements. The financial statements required to be filed hereunder are included in Item 8.
ITEM 16. FORM
10-K
SUMMARY
Not required for smaller reporting companies.
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted
3. Exhibits.
EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation of the Company.	8-K	333-41733-29	04/14/99	3.1

3.02	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	000-26497	02/23/15	3.1

3.03	Third Amended and Restated Bylaws of the Company.	8-K	000-26497	09/17/19	3.3

4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09

4.02	Indenture, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent	8-K	000-26497	05/23/17	4.1

4.03	Form of 6.750% Senior Secured Note due 2024	8-K	000-26497	05/23/17	4.2

4.04	Security Agreement, dated as of May 19, 2017, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent	8-K	000-26497	05/23/17	4.3

4.05	Description of Debt Securities and Guarantees	10-K	000-26497	03/13/20	4.05

4.06	First Supplemental Indenture, dated as of September 10, 2021, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent	8-K	000-26497	09/16/21	4.3

4.07	Indenture, dated as of September 10, 2021, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent	8-K	000-26497	09/16/21	4.4

4.08	Form of 7.125% Senior Secured Note due 2028	8-K	000-26497	09/16/21	4.5

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

4.09	Security Agreement, dated as of September 10, 2021, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent	8-K	000-26497	09/16/21	4.6

10.00	Employment Agreement between Salem Communications Holding Corporation and Edward G. Atsinger III, effective as of January 2, 2022.	8-K	000-26497	12/20/21	10.1

10.01	Employment Agreement, dated January 3, 2021 between Salem Communications Holding Corporation and Stuart W. Epperson (expired on 12/31/21).	10-K	000-26497	03/04/21	10.01

10.02	Employment Agreement dated January 1, 2020 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	01/06/20	99.1

10.03	Memorandum of Terms of Employment between Salem Communications Holding Corporation and David Santrella, effective as of January 2, 2022.	8-K	000-26497	12/20/21	10.2

10.04	Memorandum of Terms of Employment between Salem Communications Holding Corporation and David Evans, effective as of January 2, 2022.	8-K	000-26497	12/20/21	10.3

10.05	Employment Agreement, effective as of July 1, 2018, between Salem Communications Holding Corporation and Christopher J. Henderson.	8-K	000-26497	05/15/18	99.1

10.06.02	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2036.	8-K	000-26497	09/08/16	10.2

10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2023.	8-K	000-26497	04/14/08	10.06.21

10.06.04	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19

10.06.04.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01

10.06.04.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02

10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2023.	8-K	000-26497	04/14/08	10.06.22

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-26497	04/14/08	10.06.27

10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12

10.06.08	Lease Agreement between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2036.	8-K	000-26497	03/03/16	10.1

10.06.09	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.10	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-36497	04/14/08	10.06.23

10.06.11	Antenna/tower lease between New Inspiration Broadcasting Company, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2036.	8-K	000-26497	09/08/16	10.1

10.06.12	Antenna/tower lease between Pennsylvania Media Associates Inc. (WORL-AM / Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25

10.06.13	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20

10.06.14	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21

10.06.15	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.22

10.06.16	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23

10.06.17	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.18	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.06.19	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX/night sight) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26

10.06.20	Lease Agreement, dated January 25, 2017, between Caron Broadcasting, Inc. (KTIE-AM/San Bernardino) and Principal Shareholders expiring 2036.	8-K	000-26497	01/27/17	10.1

10.06.21	Lease Agreement dated May 8, 2017, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2037.	8-K	000-26497	05/10/17	10.1

10.08.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through May 8, 2019).	DEFA14A	000-26497	04/22/19	Appendix A

10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02

10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01

10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11

10.10.01	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	8-K	000-26497	03/14/13	10.1

10.10.02	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.2

10.10.03	Intercreditor Agreement, dated as of May 19, 2017, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent.	8-K	000-26497	05/23/17	10.1

10.10.04	Credit Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., as parent and a borrower, the subsidiaries party thereto, as borrowers, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as lead arranger, and the lenders that are parties thereto.	8-K	000-26497	05/23/17	10.2

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.10.05	Guaranty and Security Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiaries party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	000-26497	05/23/17	10.3

10.10.06	Purchase Agreement, dated May 11, 2017, by and between Salem Media Group, Inc., the subsidiaries party thereto, Wells Fargo Securities, LLC, Barclays Capital Inc. and Noble Capital Markets, Inc.	10-Q	000-26497	08/08/17	10.5

10.10.07	Amendment Number Four dated as of October 20, 2020 to the Credit Agreement, as amended by Amendment Number One dated as of July 28, 2017, and as further amended by Amendment number Two dated as of November 16, 2018, and further amended by Amendment Number Three dated as of April 7, 2020.	10-K	000-26497	03/04/21	10.10.07

10.10.08	Exchange, Purchase and Sale Agreement, dated as of September 10, 2021, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto, the purchasers named therein, the exchanging holders named therein and the sellers named therein.	8-K	000-26497	09/16/21	4.1

10.10.09	Purchase Agreement, dated as of September 10, 2021, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and the purchasers named therein.	8-K	000-26497	09/16/21	4.2

10.10.10	Intercreditor Agreement, dated as of September 10, 2021, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent.	8-K	000-26497	09/16/21	10.01

10.10.11	Amendment Number Five to Credit Agreement and Consent, dated as of September 10, 2021, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	000-26497	09/16/21	4.7

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

14	Code of Ethics

21	Subsidiaries of Salem Media Group Inc.

23.1	Consent of Moss Adams LLP, Independent Registered Public Account Firm.

23.2	Consent of Crowe LLP, Independent Registered Public Accounting Firm.

23.3	Consent of Bond & Pecaro

31.1	Certification of David P. Santrella Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of David P. Santrella Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2022	SALEM MEDIA GROUP, INC.
By: /s/ DAVID P. SANTRELLA
David P. Santrella
Chief Executive Officer
March 4, 2022
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. SANTRELLA	Chief Executive Officer
David P. Santrella	(Principal Executive Officer)	March 4, 2022

/s/ EVAN D. MASYR	Executive Vice President and Chief Financial Officer
Evan D. Masyr	(Principal Financial Officer and Principal Accounting Officer)	March 4, 2022

/s/ EDWARD G. ATSINGER III	Executive Chairman
Edward G. Atsinger III		March 4, 2022

/s/ RICHARD A. RIDDLE	Director
Richard A. Riddle		March 4, 2022

/s/ ERIC HALVORSON	Director
Eric Halvorson		March 4, 2022

/s/ HEATHER W. GRIZZLE	Director
Heather W. Grizzle		March 4, 2022

/s/ STUART W. EPPERSON, JR.	Director
Stuart W. Epperson, Jr.		March 4, 2022

133