Form 10-Q
period 2022-03-31
SALEM MEDIA GROUP, INC. /DE/
filed 2022-05-10
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 2, 2022
Common Stock, $0.01 par value per share	21,661,091 shares

Class B	Outstanding at May 2, 2022
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM MEDIA GROUP, INC.

CERTAIN DEFINITIONS
Unless the context requires otherwise, all references in this report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Salem makes “forward-looking statements” from time to time in both written reports (including this annual report) and oral statements, within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “could,” “would,” “should,” “seeks,” “predicts,” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995.
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

PART I – FINANCIAL INFORMATION
SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31, 2021 (Note 1)	March 31, 2022 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,785	$—
Accounts receivable (net of allowances of $13,022 in 2021 and $7,856 in 2022)	25,663	28,000
Unbilled revenue	3,406	3,003
Other receivables (net of allowances of $455 in 2021 and 2022)	1,377	2,034
Inventories	960	1,371
Prepaid expenses	6,772	7,520
Assets held for sale	1,551	1,402

Total current assets	41,514	43,330

Notes receivable (net of allowance of $938 in 2021 and $882 in 2022)	274	205
Property and equipment (net of accumulated depreciation of $186,053 in 2021 and $188,960 in 2022)	79,339	80,262
Operating lease right-of-use assets	43,560	45,883
Financing lease right-of-use assets	105	102
Broadcast licenses	320,008	320,198
Goodwill	23,986	23,986
Amortizable intangible assets (net of accumulated amortization of $58,110 in 2021 and $58,444 in 2022)	2,444	2,110
Deferred financing costs	843	793
Other assets	4,039	6,789

Total assets	$516,112	$523,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,661	$3,545
Accrued expenses	12,006	15,835
Accrued compensation and related expenses	13,054	10,699
Accrued interest	1,030	4,033
Contract liabilities	12,294	12,592
Deferred rent income	157	127
Income taxes payable	1,544	1,326
Current portion of operating lease liabilities	8,651	8,815
Current portion of financing lease liabilities	58	59
Current portion of long-term debt	—	—

Total current liabilities	51,455	57,031

Long-term debt, less current portion	170,581	168,300
Operating lease liabilities, less current portion	42,208	44,715
Financing (capital) lease liabilities, less current portion	65	62
Deferred income taxes	67,012	67,007
Contract liabilities, long-term	2,222	2,060
Deferred rent income, less current portion	3,772	3,749
Other long-term liabilities	586	584

Total liabilities	337,901	343,508

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,922,974 and 23,978,741 issued and 21,605,324 and 21,661,091 outstanding at December 31, 2021 and March 31, 2022, respectively	232	232
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2021 and March 31, 2022, respectively	56	56
Additional paid-in capital	248,438	248,638
Accumulated deficit	(36,509)	(34,770)
Treasury stock, at cost (2,317,650 shares at December 31, 2021 and March 31, 2022)	(34,006)	(34,006)

Total stockholders’ equity	178,211	180,150

Total liabilities and stockholders’ equity	$516,112	$523,658

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited
)

	Three Months Ended March 31,
	2021	2022
Net broadcast revenue	$44,048	$48,432
Net digital media revenue	9,619	10,300
Net publishing revenue	5,686	3,877

Total net revenue	59,353	62,609

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $443 and $447 for the three months ended March 31, 2021 and 2022, respectively, paid to related parties)	33,343	38,121
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,673	8,473
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,205	4,467
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $3 and $9 for the three months ended March 31, 2021 and 2022, respectively, paid to related parties)	4,288	4,810
Debt modification costs	—	228
Depreciation	2,589	2,942
Amortization	581	334
Change in the estimated fair value of contingent earn-out consideration	—	(5)
Net (gain) loss on the disposition of assets	318	(1,735)

Total operating expenses	54,997	57,635

Operating income	4,356	4,974
Other income (expense):
Interest income	1	—
Interest expense	(3,926)	(3,394)
Loss on early retirement of long-term debt	—	(53)
Net miscellaneous income and expenses	22	1

Net income before income taxes	453	1,528
Provision for (benefit from) income taxes	130	(211)

Net income	$323	$1,739

Basic earnings per share data:
Basic earnings per share Class A and Class B common stock	$0.01	$0.06
Diluted earnings per share data:
Diluted earnings per share Class A and Class B common stock	$0.01	$0.06
Basic weighted average Class A and Class B shares outstanding	26,736,639	27,177,375

Diluted weighted average Class A and Class B shares outstanding	27,138,773	27,610,407

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2020	23,447,317	$227	5,553,696	$56	$247,025	$(78,023)	$(34,006)	$135,279
Stock-based compensation	—	—	—	—	78	—	—	78
Options exercised	185,782	2	—	—	390	—	—	392
Net income	—	—	—	—	—	323	—	323

Stockholders’ equity, March 31, 2021	23,633,099	$229	5,553,696	$56	$247,493	$(77,700)	$(34,006)	$136,072

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2021	23,922,974	$232	5,553,696	$56	$248,438	$(36,509)	$(34,006)	$178,211
Stock-based compensation	—	—	—	—	106	—	—	106
Options exercised	40,913	—	—	—	94	—	—	94
Lapse of restricted shares	14,854	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,739	—	1,739

Stockholders’ equity, March 31, 2022	23,978,741	$232	5,553,696	$56	$248,638	$(34,770)	$(34,006)	$180,150

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2022
OPERATING ACTIVITIES
Net income	$323	$1,739
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	78	106
Depreciation and amortization	3,170	3,276
Amortization of deferred financing costs	213	247
Non-cash lease expense	2,161	2,202
Provision for bad debts	(295)	(209)
Deferred income taxes	188	(5)
Change in the estimated fair value of contingent earn-out consideration	—	(5)
Loss on early retirement of long-term debt	—	53
Net (gain) loss on the disposition of assets	318	(1,735)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	2,549	(2,229)
Inventories	(93)	(411)
Prepaid expenses and other current assets	(750)	(748)
Accounts payable and accrued expenses	2,490	4,024
Operating lease liabilities	(2,497)	(1,852)
Contract liabilities	1,122	136
Deferred rent income	170	(58)
Other liabilities	29	—
Income taxes payable	21	(218)

Net cash provided by operating activities	9,197	4,313

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(1,859)	(3,439)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	—	(40)
Deposit on broadcast assets and radio station acquisitions	(100)	—
Purchases of broadcast assets and radio stations	—	(540)
Investment in LLC	—	(2,000)
Proceeds from sale of long-lived assets	3,501	2,001
Other	(238)	(858)

Net cash provided by (used in) investing activities	1,304	(4,876)

FINANCING ACTIVITIES
Payments to repurchase 2024 Notes	—	(2,531)
Proceeds from borrowings under ABL Facility	16	6,257
Payments on ABL Facility	(5,016)	(6,257)
Proceeds from borrowings under PPP Loans	11,195	—
Payments of debt issuance costs	(3)	—
Proceeds from the exercise of stock options	392	94
Payments on financing lease liabilities	(16)	(16)
Book overdraft	—	1,231

Net cash provided by (used in) financing activities	6,568	(1,222)

Net increase (decrease) in cash and cash equivalents	17,069	(1,785)
Cash and cash equivalents at beginning of year	6,325	1,785

Cash and cash equivalents at end of period	$23,394	$—

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$51	$63
Cash paid for interest on finance lease liabilities	$2	$2
Net cash paid for (received from) income taxes	$(79)	$12
Other supplemental disclosures of cash flow information:
Barter revenue	$391	$846
Barter expense	$373	$759
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$—	$40
Right-of-use assets acquired through operating leases	$553	$5,011
Right-of-use assets acquired through financing leases	$2	$14
Non-cash capital expenditures for property & equipment acquired under trade agreements	$6	$—
Net assets and liabilities assumed in a non-cash acquisition	$127	$—
Estimated present value of contingent-earn out consideration	$11	$6
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
Information with respect to the three months ended March 31, 2022 and 2021 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Salem filed on Form
10-K
for the year ended December 31, 2021. Our results are subject to seasonal fluctuations and therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for a full year.
The balance sheet at December 31, 2021 included in this report has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP. Certain reclassifications have been made to the prior year financial statements to conform to the presentation in the current year, which had no impact on the previously reported financial statements.
Impact of the
COVID-19
Pandemic
The
COVID-19
global pandemic materially impacted our business. We experienced a rapid decline in revenue from advertising, programming, events, and book sales that began in March 2020. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut down many businesses. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who were particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
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
During 2020 we implemented several measures to reduce costs and conserve cash to ensure that we had adequate liquidity to meet our debt servicing requirements. As the economy began to show signs of recovery, we reversed several of these cost reduction initiatives during 2021. We continue to operate with lower staffing levels where appropriate, we have not declared or paid equity distributions on our common stock, and the company 401(k) match was not reinstated until January 2022.
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
Significant areas for which management uses estimates include:

•	revenue recognition;

•	asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets;

•	contingency reserves;

•	allowance for doubtful accounts;

•	barter transactions;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting Right-Of-Use (“ROU”) assets and lease liabilities;

•	determining the Incremental Borrowing Rate (“IBR”) for calculating ROU assets and lease liabilities,
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except for our accounting policies for investments, there have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on March 4, 2022, that have had a material impact on our Condensed Consolidated Financial Statements and related notes.
We may make strategic investments in entities that share similar interests in Christian and conservative content. The accounting for these investments depends on the degree to which we influence the investee. The determination of the degree to which we can influence the investee requires extensive analysis depending on the terms and nature of each investment. For material investments that we directly or indirectly hold a controlling financial interest, we apply the guidance within Accounting Standards Codification (“ASC”) 810, Consolidation. For material investments that we do not hold a controlling interest, but for which we have significant influence, we apply the equity method of accounting under ASC
323-30,
Investments – Equity Method and Joint Ventures. For investments in which we do not have significant influence, we apply the accounting guidance in ASC 321 – Investments Equity Securities.
Recent Accounting Pronouncements
Changes to accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Update (“ASUs”) to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. Described below are ASUs that may be applicable to our financial position, results of operations, cash flows, or presentation thereof. ASUs not listed below were assessed and determined to not be applicable to our financial position, results of operations, cash flows, or presentation thereof.
Accounting Standards Adopted in 2022
In November 2021, the FASB issued ASU
No. 2021-10,
Disclosures by Business Entities about Government Assistance
. The ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded, and significant terms and conditions associated with such transactions. The guidance was effective for annual periods beginning on January 1, 2022. The adoption of ASU
No. 2021-10
did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.
Recent Accounting Standards or Updates Not Yet Effective
In March 2022, the FASB issued ASU
2022-02,
 Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures
 (Topic 326):
 Financial Instruments – Credit Losses
. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables made to borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The ASU is effective January 1, 2023, and is required to be applied prospectively, except for the recognition and measurement of TDRs which can be applied on a modified retrospective basis. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In
 October 2021,
 the FASB issued ASU
 2021
-
08,

Bu
siness Combinations (Topic
 805): Accounting for Contract
Asset
s and Contract Liabilities from Contracts with Customers
, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic
 606
) rather than adjust them to fair value at the acquisition date. The ASU is effective January 1, 2023, with early adoption permitted. The impact that this pronouncement will have will depend on the nature of business acquisitions that may take place in the future.
NOTE 3. RECENT TRANSACTIONS
During the three-month period ended March 31, 2022, we completed or entered into the following transactions:
Debt Transactions
On January 12, 2022, we repurchased $2.5 million of the 6.75% Senior Secured Notes due 2024 (“2024 Notes”) at 101.25% of face value recognizing a loss of $53,000.
Acquisitions
We invested in a Limited Liability Company “LLC” that will own, distribute, and market a motion picture. The investment of $3.0 million at March 31, 2022 is reflected at cost in other assets. We invested an additional $1.5 million in April 2022 for a total investment to date of $4.5 million.
On February 15, 2022, we closed on the acquisition of radio station
WLCC-AM
and an FM translator in the Tampa, Florida market for $0.6 million of cash. The WLCC transmitter site will be used to broadcast radio station
WTBN-AM
due to the sale of land housing the
WTBN-AM
transmitter.
The total purchase price consideration for our business acquisitions and asset purchases during the three-month period ending March 31, 2022, is as follows:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$548
Escrow deposits paid in prior years	60

Total purchase price consideration	$608

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
Differences between the preliminary and final valuation could be substantially different from the initial estimate.

Net Broadcast Assets Acquired
Assets
Property and equipment	$418
Broadcast licenses	190

$608

Divestitures
On January 10, 2022, we closed on the sale of 4.5 acres of land in Phoenix, Arizona for $2.0 million in cash. We recorded a pre-tax
gain of $1.8 million on the sale and have access to the land for
90-days
to relocate our transmitter equipment for
KXXT-AM.
Pending Transactions
On August 31, 2021, we entered into an agreement to sell 9.3 acres of land in the Denver area for $8.2 million. We expect to close this sale in the second quarter of 2022 and plan to continue broadcasting both
KRKS-AM
and
KBJD-AM
from this site.
On June 2, 2021, we entered into an Asset Purchase Agreement (“APA”) to acquire radio station
KKOL-AM
in Seattle, Washington for $0.5 million. We paid $0.1 million in cash into an escrow account and we began operating the station under an Local Marketing Agreement (“LMA”) on June 7, 2021. We expect this transaction to close in the latter half of 2022.
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

NOTE 4. REVENUE RECOGNITION
The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Three Months Ended March 31, 2022
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$13,059	$—	$—	$13,059
Block Programming – Local	6,173	—	—	6,173

Broadcast Programming Revenue	19,232	—	—	19,232

Spot Advertising – National	3,641	—	—	3,641
Spot Advertising – Local	10,283	—	—	10,283
Network Advertising	4,831	—	—	4,831

Broadcast Advertising Revenue	18,755	—	—	18,755

Infomercials	191	—	—	191
Other Revenue	2,048	—	—	2,048

Other Broadcast Revenue	2,239	—	—	2,239

Digital Advertising	6,636	4,539	—	11,175
Digital Streaming	1,190	901	—	2,091
Digital Downloads	43	1,664	—	1,707
Digital Subscriptions	257	3,152	—	3,409
Other Digital Revenue	80	44	—	124

Digital Revenue	8,206	10,300	—	18,506

Book Sales	—	—	2,561	2,561
Estimated Sales Returns & Allowances	—	—	(835)	(835)

Net Book Sales	—	—	1,726	1,726

E-Book Sales	—	—	287	287
Self-Publishing Fees	—	—	1,727	1,727
Other Publishing Revenue	—	—	137	137

Publishing Revenue	—	—	3,877	3,877

	$48,432	$10,300	$3,877	$62,609

Timing of Revenue Recognition
Point in Time	$47,827	$10,300	$3,877	$62,003
Rental Income(1)	605	—	—	605

	$48,432	$10,300	$3,877	$62,609

The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Three Months Ended March 31, 2021
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$11,461	$—	$—	$11,461
Block Programming – Local	5,956	—	—	5,956

Broadcast Programming Revenue	17,417	—	—	17,417

Spot Advertising – National	3,660	—	—	3,660
Spot Advertising – Local	8,895	—	—	8,895
Network Advertising	4,871	—	—	4,871

Broadcast Advertising Revenue	17,426	—	—	17,426

Infomercials	237	—	—	237
Other Revenue	1,899	—	—	1,899

Other Broadcast Revenue	2,136	—	—	2,136

Digital Advertising	5,781	4,413	62	10,256
Digital Streaming	853	844	—	1,697
Digital Downloads	60	1,510	—	1,570
Digital Subscriptions	286	2,773	—	3,059
Other Digital Revenue	89	79	—	168

Digital Revenue	7,069	9,619	62	16,750

Book Sales	—	—	4,301	4,301

Estimated Sales Returns & Allowances	—	—	(1,093)	(1,093)

Net Book Sales	—	—	3,208	3,208

E-Book Sales	—	—	339	339
Self-Publishing Fees	—	—	1,624	1,624
Publishing Magazine Subscriptions	—	—	158	158
Other Publishing Revenue	—	—	295	295

Publishing Revenue	—	—	5,624	5,624

	$44,048	$9,619	$5,686	$59,353

Timing of Revenue Recognition
Point in Time	$43,425	$9,619	$5,686	$58,730
Rental Income(1)	623	—	—	623

	$44,048	$9,619	$5,686	$59,353

A summary of each of our revenue streams under ASC 606 is as follows:
Block Programming
.
We recognize revenue from the sale of blocks of airtime to program producers that typically range from 12
1
/
2
, 25 or
50-minutes
of time. We separate block program revenue into three
categories, National, Local, and Infomercial revenue. Our stations are classified by format, including Christian Teaching and Talk, News Talk, and Contemporary Christian Music. National and local programming content is complementary to our station format while infomercials are closely associated with long-form advertisements. Block Programming revenue may include variable consideration for charities and programmers that purchase blocks of airtime to generate donations and contributions from our audience. Block programming revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Programming revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.
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
Digital Advertising.
We recognize revenue from the sale of banner advertising on our owned and operated websites and on our owned and operated mobile applications. Each of our radio stations, our digital media entities and certain of our publishing entities have custom websites and mobile applications that generate digital advertising revenue. Digital advertising revenue is recognized at the time that the banner display is delivered, or the number of impressions delivered meets the previously agreed-upon performance criteria, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Digital advertising revenue is reported on a gross basis unless an agency represents the customer, in which case, revenue is reported net of the commission retained by the agency.
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
Digital Downloads and
e-books
. We recognize revenue from sale of downloaded materials, including videos, song tracks, sermons, content archives, and
e-books.
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
Contract Assets
Contract Assets—Costs to Obtain a Contract:
We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Condensed Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At March 31, 2022, our prepaid commission expense was $0.7 million.
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
Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2022	$12,294	$2,222
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(4,085)	—
Additional amounts recognized during the period	6,315	315
Revenue recognized during the period that was recorded during the period	(2,409)	—
Transfers	477	(477)

Balance, end of period March 31, 2022	$12,592	$2,060

Amount refundable at beginning of period	$12,282	$2,222
Amount refundable at end of period	$12,580	$2,060
We expect to satisfy these performance obligations as follows:

Amount
For the Year Ended March 31,	(Dollars in thousands)
2023	$12,592
2024	1,507
2025	351
2026	115
2027	87
Thereafter	—

$14,652

Significant Financing Component
The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year
term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between April 1, 2022, and March 31, 2027. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC 606.

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
Trade and Barter Transactions
In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash
exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies, and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.
Trade and barter revenues and expenses were as follows:

	Three Months Ended March 31,
	2021	2022
Net broadcast barter revenue	$391	$846
Net digital media barter revenue	—	—
Net publishing barter revenue	—	—
Net broadcast barter expense	$373	$759
Net digital media barter expense	—	—
Net publishing barter expense	—	—
NOTE 5. INVENTORIES
Inventories consist of finished books from Salem Publishing. All inventories are valued at the lower of cost or net realizable value as determined on a weighted average cost method.
NOTE 6. PROPERTY AND EQUIPMENT
We account for property and equipment in accordance with FASB ASC Topic
360-10,
Property, Plant and Equipment
.

The following is a summary of the categories of our property and equipment:

	As of
	December 31, 2021	March 31, 2022
	(Dollars in thousands)
Buildings	$28,593	$28,600
Office furnishings and equipment	36,598	36,955
Antennae, towers and transmitting equipment	77,813	78,219
Studio, production, and mobile equipment	29,498	29,693
Computer software and website development costs	38,271	38,471
Automobiles	1,515	1,515
Leasehold improvements	18,104	18,213

	$230,392	$231,666
Less accumulated depreciation	(186,053)	(188,960)

	44,339	$42,706

Land	$26,896	27,037
Construction-in-progress	8,104	10,519

Property and Equipment, net	$79,339	$80,262

Depreciation expense was approximately $2.9 million and $2.6 million for the three-month periods ended March 31, 2022 and 2021, respectively. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the three months ended March 31, 2022.
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
Operating leases are reflected on our balance sheet within operating lease ROU assets and the related current and non-current
operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. As the implicit rate for operating leases is not readily determinable, the future minimum lease payments were discounted using an incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the lease terms. Variable lease costs, such as common area maintenance, property taxes, and insurance, are expensed as incurred.
Balance Sheet
Supplemental balance sheet information related to leases is as follows:

	March 31, 2022
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$7,142	$38,741	$45,883
Operating lease liabilities (current)	$976	$7,839	$8,815
Operating lease liabilities (non-current)	6,266	38,449	44,715

Total operating lease liabilities	$7,242	$46,288	$53,530

Weighted Average Remaining Lease Term
Operating leases	7.7 years
Finance leases	2.8 years
Weighted Average Discount Rate
Operating leases	8.09%
Finance leases	6.11%
Lease Expense
The components of lease expense were as follows:

Three Months Ended March 31, 2022
(Dollars in thousands)
Amortization of finance lease ROU Assets	$15
Interest on finance lease liabilities	2

Finance lease expense	17
Operating lease expense	3,224
Variable lease expense	268
Short-term lease expense	158

Total lease expense	$3,667

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2022
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,849
Operating cash flows from finance leases	1
Financing cash flows from finance leases	16
Leased assets obtained in exchange for new operating lease liabilities	$5,011
Leased assets obtained in exchange for new finance lease liabilities	14
Maturities
Future minimum lease payments under leases that had initial or remaining non-cancelable
lease terms in excess of one year as of March 31, 2022, are as follows:

Future minimum lease	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2023 (Apr-Dec)	$1,565	$11,378	$12,943	$64	$13,007
2024	1,305	10,658	11,963	36	11,999
2025	1,307	8,719	10,026	17	10,043
2026	1,341	7,526	8,867	10	8,877
2027	1,063	5,394	6,457	5	6,462
Thereafter	3,955	22,635	26,590	1	26,591

Undiscounted Cash Flows	$10,536	$66,310	$76,846	$133	$76,979

Less: imputed interest	(3,294)	(20,022)	(23,316)	(12)	(23,328)

Total	$7,242	$46,288	$53,530	$121	$53,651

Reconciliation to lease liabilities:
Lease liabilities—current	$976	$7,839	$8,815	$59	$8,874
Lease liabilities—long-term	6,266	38,449	44,715	62	44,777

Total Lease Liabilities	$7,242	$46,288	$53,530	$121	$53,651

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
no indications of impairment during the three months ended March 31, 2022.

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2021	Three Months Ended March 31, 2022
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$434,209	$434,444
Accumulated loss on impairment, beginning of period	(114,436)	(114,436)

Balance after cumulative loss on impairment, beginning of period	319,773	320,008

Acquisitions of radio stations	235	190

Balance, end of period after cumulative loss on impairment	$320,008	$320,198

Balance, end of period before cumulative loss on impairment	$434,444	$434,634
Accumulated loss on impairment, end of period	(114,436)	(114,436)

Balance, end of period after cumulative loss on impairment	$320,008	$320,198

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

Goodwill	Twelve Months Ended December 31, 2021	Three Months Ended March 31, 2022
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,520	$28,749
Accumulated loss on impairment	(4,763)	(4,763)

Balance, beginning of period after cumulative loss on impairment	23,757	23,986

Acquisitions of radio stations	4	—
Acquisitions of digital media entities	225	—

Ending period balance	$23,986	$23,986

Balance, end of period before cumulative loss on impairment	28,749	28,749
Accumulated loss on impairment	(4,763)	(4,763)

Ending period balance	$23,986	$23,986

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS
The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of March 31, 2022
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,700	$(22,404)	$1,296
Domain and brand names	19,875	(19,502)	373
Favorable and assigned leases	2,188	(1,964)	224
Subscriber base and lists	8,647	(8,430)	217
Author relationships	2,771	(2,771)	—
Non-compete agreements	2,041	(2,041)	—
Other amortizable intangible assets	1,332	(1,332)	—

	$60,554	$(58,444)	$2,110

	As of December 31, 2021
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,700	$(22,198)	$1,502
Domain and brand names	19,875	(19,421)	454
Favorable and assigned leases	2,188	(1,960)	228
Subscriber base and lists	8,647	(8,387)	260
Author relationships	2,771	(2,771)	—
Non-compete agreements	2,041	(2,041)	—
Other amortizable intangible assets	1,332	(1,332)	—

	$60,554	$(58,110)	$2,444

Amortization expense was approximately $0.3 million and $0.6 million for the three-month periods ended March 31, 2022 and 2021, respectively. Based on the amortizable intangible assets held at of March 31, 2022, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2022 (Apr – Dec)	$885
2023	796
2024	206
2025	21
2026	11
Thereafter	191

Total	$2,110

NOTE 11. LONG-TERM DEBT
Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
Long-term debt consists of the following:

	December 31, 2021	March 31, 2022
	(Dollars in thousands)
2028 Notes	$114,731	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	(3,844)	(3,697)

2028 Notes, net carrying value	110,887	111,034

2024 Notes	60,174	57,674
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(480)	(408)

2024 Notes, net carrying value	59,694	57,266

Asset-Based Revolving Credit Facility principal outstanding(1)	—	—

Long-term debt less unamortized discount and debt issuance costs	$170,581	$168,300

Less current portion	—	—

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$170,581	$168,300

(1)
As of March 31, 2022, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $24.5 million, no outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $24.2 million borrowing base availability.

Our weighted average interest rate was 6.99% at December 31, 2021, and March 31, 2022.
In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of March 31, 2022:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$57.7 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
2028 Notes
On September 10, 2021, we exchanged $112.8 million of the 6.75% Senior Secured Notes (“2024 Notes”) for $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (“2028 Notes.”) Contemporaneously with the refinancing, we obtained commitments from the holders of the 2028 Notes to purchase up to $50 million in additional 2028 Notes (“Delayed Draw 2028 Notes,”) contingent upon satisfying certain performance benchmarks, the proceeds of which are to be used exclusively to repurchase or repay the remaining balance outstanding of the 2024 Notes.
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
The 2028 Notes are guaranteed on a senior secured basis. We may redeem the 2028 Notes, in whole or in part, at any time prior to June 1, 2024, at a price equal to 100%
of the principal amount of the 2028 Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, up to, but not including, the redemption date. At any time on or after June 1, 2024, we may redeem some or all of the 2028 Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the 2028 Notes indenture, plus accrued and unpaid interest, if any, up
to, but not including the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2028 Notes before June 1, 2024, with the net cash proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount plus accrued and unpaid interest, if any, up
to, but not including the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the 2028 Notes per twelve-month period, in connection with up to two redemptions in such twelve-month period, at a redemption price of 101% of the principal amount plus accrued and unpaid interest up
to, but not including, the redemption date.
The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding, we are required to pay $8.2 million per year in interest. At March 31, 2022, accrued interest on the 2028 Notes was $2.7 million.
The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At March 31, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $4.7 million, of which $2.5 million of third-party debt modification costs w ere
expensed during 2021 and $0.2 million w
ere
expensed during the three months ended March 31, 2022, $0.8 million was deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes. During the three-months ended March 31, 2022, $0.2 million of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.
SBA PPP Loans
We received $11.2
million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location basis. The PPP loans were accounted for as debt in accordance with FASB ASC Topic 470. The loan balances and accrued interest were forgivable provided that the proceeds were used for eligible purposes, including payroll, benefits, rent, and utilities within the covered period. We used the PPP loan proceeds according to the terms and filed timely applications for forgiveness. During July 2021, the SBA forgave all but
$20,000 of the PPP loans resulting in a
pre-tax
gain on the forgiveness of $11.2 million. The remaining PPP loan was repaid in July 2021.
2024 Notes
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
The indenture relating to the 2024 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At March 31, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $6.3
million as a reduction of the debt proceeds being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three months ended March 31, 2021 and 2022,
$0.1 million and $0.2 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
Based on the balance of the 2024 Notes outstanding of $57.7 million, we are required to pay $3.9 million per year in interest on the 2024 Notes. At March 31, 2022, accrued interest on the 2024 Notes was $1.3 million.
We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, seek to repurchase the 2024 Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. On January 12, 2022, we repurchased $2.5 million of the 6.75% Senior Secured Notes due 2024 (“2024 Notes”) at 101.25% of face value recognizing a loss of $53,000.

As described above, on September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million of newly issued 2028 Notes, reflecting a call premium of 1.688%. Bond issuance costs of $1.1 million associated with the $112.8 million of the 2024 Notes are being amortized as part of the effective yield on the 2028 Notes.
Based on the then existing market conditions, we completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
January 12, 2022	$2,500	$2,531	101.26%	$22	$(53)
December 10, 2021	35,000	35,591	101.69%	321	(912)
October 25, 2021	2,000	2,020	101.00%	19	(39)
October 12, 2021	250	251	100.38%	2	(3)
October 5, 2021	763	766	100.38%	7	(10)
October 4, 2021	628	629	100.13%	6	(7)
September 24, 2021	4,700	4,712	100.25%	44	(56)
January 30, 2020	2,250	2,194	97.50%	34	22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$84,500	$82,086		$1,127	$1,287

Asset-Based Revolving Credit Facility
On May 19, 2017, we entered into the ABL Facility pursuant to a Credit Agreement (“Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.
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
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of March 31, 2022, the amount available under the ABL Facility was $24.2 million of which none was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
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
The Credit Agreement provides for the following events of default: (i) default for non-payment of any principal or letter of credit reimbursement when due or any interest, fees, or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least
 $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At March 31, 2022, we were, and we remain, in compliance with all of the covenants under Credit Agreement.
We recorded debt issue costs of $0.9 million as an asset being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three months ended March 31, 2022 and 2021, $23,000 and $29,000, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. At March 31, 2022, the blended interest rate on amounts outstanding under the ABL Facility was 0.0%.
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
Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2022 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended March 31,	(Dollars in thousands)
2023	$—
2024	57,674
2025	—
2026	—
2027	—
Thereafter	114,731

$172,405

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
(“ASC 820”) established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defines three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the ASC 820 hierarchy are as follows:

•	Level 1 Inputs —quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,

•
Level
 2 Inputs
—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability, and

•
Level
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
As of March 31, 2022, the carrying value of cash and cash equivalents, accounts receivables, accounts payable, accrued expenses, and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at March 31, 2022, was
$172.4 million compared to the estimated fair value of $179.3 million, based on the prevailing interest rates and trading activity of our Notes.
We have certain assets that are measured at fair value on a
non-recurring
basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.
The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	March 31, 2022
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$6	—	—	$6
Long-term debt less unamortized debt issuance costs	172,405	—	179,286	—
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
At December 31, 2021, we had net operating loss carryforwards for federal income tax purposes of approximately $98.4 million that expire in years 2024 through 2038 and for state income tax purposes of approximately $607.7 million that expire in years 2022 through 2041. As a result of our adjusted cumulative three-year pre-tax
book loss as of December 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income which resulted in recognition of a $48.1 million valuation allowance for the year ended December 31, 2020. During year 2021, through operational activity of the company primarily through various land sales throughout the year, Salem utilized its operating loss carryforwards and adjusted the related valuation allowance by $9 million bringing the total valuation allowance to $39.1 million for the year ended December 31, 2021. During quarter ending March 31, 2022, as the economy comes out of the
COVID-19
pandemic and
stay-at-home
shelter orders, the Company continues to monitor its budget; however, at this time the Company has determined it is more likely than not that a reasonable forecast beyond the current year does not provide enough evidence to measure its realization of December 31, 2021 and March 31, 2022 deferred tax assets. There was no change to valuation allowance during the three-month period ended March 31. 2022.
During the interim period ended March 31, 2022, we computed the income tax provision using the estimated effective annual rate applicable for the full year. We updated our forecast to project income for the 2022 calendar year. In accordance with the guidance under FASB ASC Topic
740-270-25-4,
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
The company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitrations, and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The company evaluates claims based on what we believe to be both probable and reasonably estimable. The company maintains insurance that may provide coverage for such matters. Consequently, the company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. The company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the company’s condensed consolidated financial position, results of operations or cash flows.
NOTE 15. STOCK INCENTIVE PLAN
Our Amended and Restated 1999 Stock Incentive Plan (the “Plan”) provides for grants of equity-based awards to employees, non-employee
directors and officers, and advisors (“Eligible Persons”). A maximum of 8,000,000 shares are authorized under the Plan of which 2,450,811 were available for issuance at March 31, 2022. Insiders may participate in plans established pursuant to Rule
10b5-1
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
The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2021	2022
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$28	$2
Restricted stock shares compensation expense included in corporate expenses	—	54
Stock option compensation expense included in broadcast operating expenses	28	30
Stock option compensation expense included in digital media operating expenses	22	20

Total stock-based compensation expense, pre-tax	$78	$106

Tax provision for stock-based compensation expense	(20)	(28)

Total stock-based compensation expense, net of tax	$58	$78

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
The Plan also allows for awards of restricted stock that contain transfer restrictions under which they cannot be sold, pledged, transferred, or assigned until the period specified in the award, generally from one to five years. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the date of grant.

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
The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2022
Expected volatility	74.83%	84.69%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.7	9.5
Risk-free interest rate	0.96%	1.61%
Activity with respect to the company’s option awards during the three-month period ended March 31, 2022 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2022	1,900,417	$3.01	$1.37	4.4 years	$1,310
Granted	100,000	3.26	2.66		—
Exercised	(40,913)	2.31	1.16		50
Forfeited or expired	(161,664)	6.09	3.48		—

Outstanding at March 31, 2022	1,797,840	2.76	1.25	4.8 years	$1,640

Exercisable at March 31, 2022	963,590	3.38	1.38	3.1 years	523

Expected to Vest	792,120	2.78	1.26	4.7 years	$1,584

On March 1, 2022, we issued 8,170
restricted shares that vested immediately to our Chief Operating Officer under an election made pursuant to his employment agreement. The fair value of the restricted stock award was measured based on the grant date market price of our common shares. The restricted stock award contains transfer restrictions under which they cannot be sold, pledged, transferred, or assigned for two years. The restricted stock awards provide all the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the date of grant.
On March 2, 2022, we issued 6,684
restricted shares that vested immediately to our Chief Executive Officer under an election made pursuant to his employment agreement. The fair value of the restricted stock award was measured based on the grant date market price of our common shares. The restricted stock award contains transfer restrictions under which they cannot be sold, pledged, transferred, or assigned for two years. The restricted stock awards provide all the rights of absolute ownership of the restricted stock from the date of grant, including the right to vote the shares and to receive dividends. Restricted stock awards are independent of option grants and are granted at no cost to the recipient other than applicable taxes owed by the recipient. The awards are considered issued and outstanding from the date of grant.
Activity with respect to the company’s restricted stock awards during the three-month period ended March 31, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2022	—	—	—	—
Granted	14,854	3.66	—	$54
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2022	14,854	3.66	1.9	$50

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 31, 2022 of $3.39 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended March 31, 2022 and 2021
,
was $0.2 million and $0.1 million, respectively.
As of March 31, 2022, there was $0.1 million of total unrecognized compensation cost related to non-vested
stock option awards. This cost is expected to be recognized over a weighted-average period of 3.2 years.

NOTE 16. EQUITY TRANSACTIONS
We account for stock-based compensation expense in accordance with FASB ASC Topic 718,
Compensation-Stock Compensation
. As a result, $0.1 million of
non-cash
stock-based compensation expense has been recorded to additional paid-in
capital for each of the three-month periods ended March 31, 2022 and 2021.
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
We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax, and treasury, which are reported as unallocated corporate expenses in our condensed consolidated statements of operations included in this quarterly report on Form
10-Q.
We also exclude costs such as amortization, depreciation, taxes, and interest expense.
Segment performance, as defined by Salem, is not necessarily comparable to other similarly titled captions of other companies.
Broadcast
Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets. Our broadcasting segment includes our national networks and national sales firms. National companies often prefer to advertise across the United States as an efficient and cost-effective way to reach their target audiences. Our national platform under which we offer radio airtime, digital campaigns, and other advertisements can benefit national companies by reaching audiences throughout the United States.
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
TM
operates five divisions, SRN
TM
Talk, SRN
TM
News, SRN
TM
Websites, SRN
TM
Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”) and Singing News
®
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
Salem Surround, our national multimedia advertising agency with locations in 29 markets across the United States, offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as provides a full-service digital marketing strategy for each of our clients.
Salem Podcast Network (“SPN”), launched in January 2021, is our platform for conservative, political, news, and family-oriented podcasts. SPN reaches over 11 million downloads per month, with one show already in the top 10 of all podcasts, and another in the top 10 in the News category according to the Apple Podcast Rankings.
Digital Media
Our digital media-based businesses provide Christian, conservative, investing content, audio and video streaming, and other resources digitally through the web. Salem Web Network (“SWN”) websites include Christian content websites; BibleStudyTools.com, Crosswalk.com
®
, Christianity.com, iBelieve.com, GodTube
®
.com, OnePlace
™
.com, GodUpdates.com, CrossCards
™
.com, ChristianHeadlines.com, and LightSource.com, and our conservative opinion websites; collectively known as Townhall Media, include Townhall.com
®
, HotAir
™
.com, Twitchy
®
.com, RedState
®
.com, BearingArms.com, ConservativeRadio.com and pjmedia.com. We also publish digital newsletters through Eagle Financial Publications, which provide market analysis and non-individualized
investment strategies from financial commentators on a subscription basis.
Our church product websites, including SermonSearch
™
.com, ChurchStaffing.com, WorshipHouseMedia.com, SermonSpice
™
.com, WorshipHouseKids.com, Preaching.com, ChristianJobs.com, ShiftWorship.com, JourneyBoxMedia.com, Playbackmedia.com, and HyperPixelsMedia.com, offer a variety of digital resources including videos, song tracks, sermon archives and job listings to pastors and Church leaders.

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
The table below presents financial information for each operating segment as of March 31, 2022 and 2021 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2022
Net revenue	$48,432	$10,300	$3,877	$—	$62,609
Operating expenses	38,121	8,473	4,467	4,810	55,871

Net operating income (loss) before debt modification costs, depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$10,311	$1,827	$(590)	$(4,810)	$6,738

Debt modification costs	—	—	—	228	228
Depreciation	1,656	941	80	265	2,942
Amortization	4	330	—	—	334
Change in the estimated fair value of contingent earn-out consideration	—	(5)	—	—	(5)
Net (gain) loss on the disposition of assets	(1,738)	—	—	3	(1,735)

Net operating income (loss)	$10,389	$561	$(670)	$(5,306)	$4,974

Three Months Ended March 31, 2021
Net revenue	$44,048	$9,619	$5,686	$—	$59,353
Operating expenses	33,343	8,673	5,205	4,288	51,509

Net operating income (loss) before depreciation, amortization, and net (gain) loss on the disposition of assets	$10,705	$946	$481	$(4,288)	$7,844

Depreciation	1,525	781	47	236	2,589
Amortization	4	432	145	—	581
Net (gain) loss on the disposition of assets	318	—	—	—	318

Net operating income (loss)	$8,858	$(267)	$289	$(4,524)	$4,356

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2022
Inventories, net	$—	$—	$1,371	$—	$1,371
Property and equipment, net	62,916	8,270	706	8,370	80,262
Broadcast licenses	320,198	—	—	—	320,198
Goodwill	2,750	19,790	1,446	—	23,986
Amortizable intangible assets, net	225	1,885	—	—	2,110
As of December 31, 2021
Inventories, net	$—	$—	$960	$—	$960
Property and equipment, net	61,694	8,447	746	8,452	79,339
Broadcast licenses	320,008	—	—	—	320,008
Goodwill	2,750	19,790	1,446	—	23,986
Amortizable intangible assets, net	229	2,215	—	—	2,444
NOTE 18. SUBSEQUENT EVENTS
On May 2, 2022, we acquired websites and related assets of Retirement Media for $0.2 million in
cash.
Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report on Form
10-Q
and our audited Consolidated Financial Statements in our Annual Report on Form
10-K
for the year ended December 31, 2021. Our Condensed Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Condensed Consolidated Financial Statements on Form
10-Q
for details of each of these transactions.
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
on-air
personalities and production services, and rental income for studios, towers, or office space.

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;

•	the sale of digital streaming advertisements on websites and mobile applications;

•	the support and promotion to stream third-party content on our websites;

•	the sale of advertisements included in digital newsletters;

•	the digital delivery of newsletters to subscribers; and

•	the sale of video and graphic downloads.
Our principal sources of publishing revenue include:

•	the sale of books and e-books;

•	publishing fees from authors; and

•	the sale of digital advertising in digital newsletters;
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
In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash
exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the three months ended March 31, 2022 and 2021, 98% and 99%, respectively, of our broadcast revenue was sold for cash.
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
Digital Media
Our digital media based businesses provide Christian, conservative, investing, audio and video streaming, and other resources digitally through the web. Refer to Item 1. Business of our annual report on Form
10-K
for the year ended December 31, 2021 for a description of each of our digital media websites and operations. Revenue generated from this segment is reported as digital media revenue in our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form
10-Q.
Digital media revenue is impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered, or the number of products sold, and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which Easter is observed, as this holiday generates a higher volume of product downloads from our church product websites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.
The primary operating expenses incurred by our digital media businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with certain products.
Publishing
Our publishing operations include book publishing through Regnery
®
Publishing, and self-publishing through Salem Author Services. Refer to Item 1. Business of our annual report on Form
10-K
for the year ended December 31, 2021 for a description of each of our publishing entities. Revenue generated from this segment is reported as publishing revenue in our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form
10-Q.
Publishing revenue is impacted by the number and the retail price of books and
e-books
sold and the number and rate at which self-published books are published. Regnery
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

Known Trends and Uncertainties
The
COVID-19
global pandemic materially impacted our business. We experienced a rapid decline in revenue from advertising, programming, events, and book sales beginning in March 2020. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut down many businesses. The revenue decline impacted our broadcast segment, which derives substantial revenue from local advertisers who were particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
While we see progress being made in revenue returning to
pre-pandemic
levels, the pandemic continues to create significant uncertainty and disruption in the economy. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments, and right-of-use assets.
As a result, many estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.
Ongoing global supply chain disruptions from the pandemic have been further impacted with the military conflict in Ukraine. This supply chain disruption may have a material impact on our business if the disruptions interfere with our customers advertising and promotional spending.
We will experience an increase in lease expense as several of our leases have escalations that are tied to Consumer Price Index (“CPI.”) CPI increased 8.5% for the twelve months ended March 31, 2022, the largest
12-month
change since December 1981, driven in large part by the energy sector.
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
Our broadcast advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 13.2% and 18.3%, respectively, of our total net broadcast advertising revenue during the three-month period ended March 31, 2022 compared to 13.3% and 21.9%, respectively, of our total net broadcast advertising revenue during the same period of the prior year.
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
Our presentation of these
non-GAAP
financial measures should not be considered as a substitute for, or superior to, the most directly comparable financial measures as reported in accordance with GAAP.
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
The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate SOI. We define SOI as net broadcast revenue less broadcast operating expenses. Accordingly, changes in net broadcast revenue and broadcast operating expenses, as explained above, have a direct impact on changes in SOI. SOI is not a measure of performance calculated in accordance with GAAP. SOI should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of GAAP. We believe that SOI is a useful non-GAAP
financial measure to investors when considered in conjunction with operating income (the most directly comparable GAAP financial measures to SOI), because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment, and communications industries. SOI is commonly used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. We use SOI as one of the key measures of operating efficiency and profitability, including our internal reviews associated with impairment analysis of our indefinite-lived intangible assets. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance prepared in accordance with GAAP. Our definition of SOI is not necessarily comparable to similarly titled measures reported by other companies.
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
We apply a similar methodology to our digital media and publishing group. Digital Media Operating Income is defined as net digital media revenue less digital media operating expenses. Publishing Operating Income (Loss) is defined as net publishing revenue less publishing operating expenses. Digital Media Operating Income and Publishing Operating Income (Loss) are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP
financial performance measures are not to be considered a substitute for, or superior to, our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Operating Income (Loss) are useful non-GAAP
financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability, and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of Digital Media Operating Income and Publishing Operating Income (Loss) are not necessarily comparable to similarly titled measures reported by other companies.
We define EBITDA as net income before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA before gains or losses on the sale or disposition of assets, before changes in the estimated fair value of contingent earn-out
consideration, before gains on bargain purchases, before the change in fair value of interest rate swaps, before impairments, before net miscellaneous income and expenses, before (gain) loss on early retirement of debt, before (gain) loss from discontinued

operations and before
non-cash
compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, or superior to, our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.
For all
non-GAAP
financial measures, investors should consider the limitations associated with these metrics, including the potential lack of comparability of these measures from one company to another.
We use
non-GAAP
financial measures to evaluate financial performance, develop budgets, manage expenditures, and determine employee compensation. Our presentation of this additional information is not to be considered as a substitute for, or superior to, the most directly comparable measures reported in accordance with GAAP.
Reconciliation of
Non-GAAP
Financial Measures:
In the tables below, we present a reconciliation of net broadcast revenue, the most comparable GAAP measure, to Same Station net broadcast revenue, and broadcast operating expenses, the most comparable GAAP measure to Same Station broadcast operating expense. We show our calculation of Station Operating Income and Same Station Operating Income, which is reconciled from net income, the most comparable GAAP measure in the table following our calculation of Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP
measures are not to be considered a substitute for, or superior to, the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended March 31,
	2021	2022
	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$44,048	$48,432
Net broadcast revenue—acquisitions	—	(233)
Net broadcast revenue—dispositions	(17)	7
Net broadcast revenue—format change	(65)	(111)

Same Station net broadcast revenue	$43,966	$48,095

Reconciliation of Broadcast Operating Expenses to Same Station Broadcast Operating Expenses
Broadcast operating expenses	$33,343	$38,121
Broadcast operating expenses—acquisitions	(1)	(216)
Broadcast operating expenses—dispositions	(133)	(24)
Broadcast operating expenses—format change	(131)	(132)

Same Station broadcast operating expenses	$33,078	$37,749

Reconciliation of Operating Income (Loss) to Same Station Operating Income
Station Operating Income	$10,705	$10,311
Station operating (income) loss—acquisitions	1	(17)
Station operating loss—dispositions	116	31
Station operating loss—format change	66	21

Same Station—Station Operating Income	$10,888	$10,346

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP
performance indicators are not to be considered a substitute for, or superior to, the directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2021	2022
	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$44,048	$48,432
Less broadcast operating expenses	(33,343)	(38,121)

Station Operating Income	$10,705	$10,311

Net digital media revenue	$9,619	$10,300
Less digital media operating expenses	(8,673)	(8,473)

Digital Media Operating Income	$946	$1,827

Net publishing revenue	$5,686	$3,877
Less publishing operating expenses	(5,205)	(4,467)

Publishing Operating Income (Loss)	$481	$(590)

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP
performance indicators are not to be considered a substitute for, or superior to, the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2021	2022
	(Dollars in thousands)
Reconciliation of Net Income to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income	$323	$1,739
Plus provision for (benefit from) income taxes	130	(211)
Plus net miscellaneous income and (expenses)	(22)	(1)
Plus loss on early retirement of long-term debt	—	53
Plus interest expense, net of capitalized interest	3,926	3,394
Less interest income	(1)	—

Net operating income	$4,356	$4,974

Plus net (gain) loss on the disposition of assets	318	(1,735)
Plus change in the estimated fair value of contingent earn-out consideration	—	(5)
Plus debt modification costs	—	228
Plus depreciation and amortization	3,170	3,276
Plus unallocated corporate expenses	4,288	4,810

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$12,132	$11,548

Station Operating Income	$10,705	$10,311
Digital Media Operating Income	946	1,827
Publishing Operating Income (Loss)	481	(590)

	$12,132	$11,548

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP
financial performance measures that are not to be considered a substitute for, or superior to, the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2021	2022
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income	$323	$1,739
Plus interest expense, net of capitalized interest	3,926	3,394
Plus provision for (benefit from) income taxes	130	(211)
Plus depreciation and amortization	3,170	3,276
Less interest income	(1)	—

EBITDA	$7,548	$8,198

Plus net (gain) loss on the disposition of assets	318	(1,735)
Plus change in the estimated fair value of contingent earn-out consideration	—	(5)
Plus debt modification costs	—	228
Plus net miscellaneous (income) and expenses	(22)	(1)
Plus loss on early retirement of long-term debt	—	53
Plus non-cash stock-based compensation	78	106

Adjusted EBITDA	$7,922	$6,844

RESULTS OF OPERATIONS
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
The following factors affected our results of operations and cash flows for the three months ended March 31, 2022 as compared to the same period of the prior year:
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

•	On February 15, 2022, we closed on the acquisition of radio station WLCC-AM and an FM translator in the Tampa, Florida market for $0.6 million of cash.

•
On January 10, 2022, we closed on the sale of 4.5 acres of land in Phoenix, Arizona for $2.0 million in cash. We recorded a pre-tax
gain of $1.8 million on the sale and have access to the land for
90-days
to relocate our transmitter equipment for
KXXT-AM.

Debt Transactions

•
During the three months ended March 31, 2022, we completed repurchases of $2.5 million of the 2024 Notes for $2.5 million in cash, recognizing a net loss of $53,000 after adjusting for bond issuance costs as detailed in Note 11 – Long-Term Debt.

Net Broadcast Revenue

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$44,048	$48,432	$4,384	10.0%	74.2%	77.4%
Same Station Net Broadcast Revenue	$43,966	$48,095	$4,129	9.4%
The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2021		2022
	(Dollars in thousands)
Block Programming:
National	$11,461	26.0%	$13,059	27.0%
Local	5,956	13.5%	6,173	12.7%

	17,417	39.5%	19,232	39.7%
Broadcast Advertising:
National	3,660	8.3%	3,641	7.5%
Local	8,895	20.2%	10,283	21.2%

	12,555	28.5%	13,924	28.7%
Station Digital (local)	7,069	16.0%	8,206	16.9%
Infomercials	237	0.5%	191	0.4%
Network	4,871	11.1%	4,831	10.0%
Other Revenue	1,899	4.3%	2,048	4.2%

Net Broadcast Revenue	$44,048	100.0%	$48,432	100.0%

Block programming revenue increased 10.4% to $19.2 million from $17.4 million, including a $1.6 million increase in national programming and a $0.2 million increase in local programming. Our 2022 annual renewals included an average rate increase of 2.6% in national programming that, along with an increase in demand from the expansion of existing programs and the launch of new programs, resulted in higher revenue. National programming from our Christian Teaching and Talk format radio stations increased $1.4 million while News Talk increased $0.2 million. Local programming increased $0.1 million from our Christian Teaching and Talk format radio stations and $0.1 million from our News Talk format radio stations.
Net advertising revenue increased 10.9%, or $1.4 million ($1.0 million net of political) to $13.9 million from $12.6 million, driven by an increase in local spots. National spot sales declined $0.2 million excluding political while local spot sales increased $1.3 million excluding political revenue. The largest increase was $0.6 million from our News Talk format stations followed by $0.4 million from other format radio stations and $0.2 million from Christian Teaching and Talk format ratio stations. The increase reflects a higher demand for advertising as pandemic restrictions ease but is still not back to its pre-pandemic
levels. National spot advertising is down as many national advertisers are being cautious with their ad spending due to concerns about inflation and the state of the economy.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks increased by $1.1 million. Increases in broadcast digital revenue include a $1.3 million increase in digital marketing services through Salem Surround, a $0.2 million increase in streaming revenue, and a $0.2 million increase in digital advertising revenue from our station websites, that were offset by a $0.4 million decrease from our networks and $0.1 million decrease from Salem Podcast Network. There were no significant changes in digital rates as compared to the prior year.
Declines in infomercial revenue were due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.
Network revenue, net of amounts reported as digital, decreased by $40,000 due to a $0.1 million decline in political advertising partially offset from a slight increase in revenue from our nationally syndicated host programs.
Other revenue increased by $0.1 million due to event revenue that varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather which can affect attendance. We will continue to offer virtual events as conditions warrant.
On a Same Station basis, net broadcast revenue increased $4.1 million, which reflects these items net of the impact of stations acquisitions, dispositions, and format changes.
Net Digital Media Revenue

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$9,619	$10,300	$681	7.1%	16.2%	16.5%
The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended March 31,
	2021		2022
	(Dollars in thousands)
Digital Advertising, net	$4,413	45.9%	$4,539	44.1%
Digital Streaming	844	8.8	901	8.7
Digital Subscriptions	2,773	28.8	3,152	30.6
Digital Downloads	1,510	15.7	1,664	16.2
Other Revenues	79	0.8	44	0.4

Net Digital Media Revenue	$9,619	100.0%	$10,300	100.0%

Digital advertising revenue net of agency commissions, or national net digital revenue, increased $0.1 million on a consolidated basis including a $0.2 million increase from Salem Web Network that was offset with a $0.1 decline from Eagle Financial Publications. There were no significant changes from Townhall Media.
Digital streaming revenue increased $0.1 million based on increased demand for content available from our Christian websites. There were no significant changes in sales volume or rates.
Digital subscription revenue increased $0.4 million on a consolidated basis reflecting a $0.3 million increase from Salem Web Network and a $0.2 million increase from Townhall VIP, that were offset with a $0.1 million decline from Eagle Financial Publications.
Digital download revenue increased by $0.2 million including a $0.1 million increase in volume from our church product websites with no significant changes in rates and a $0.1 million increase in the number of downloads from Eagle Financial Publications with no significant changes in rates.
Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which remained consistent as with no changes in volume or rates.
Net Publishing Revenue

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$5,686	$3,877	$(1,809)	(31.8)%	9.6%	6.2%
The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended March 31,
	2021		2022
	(Dollars in thousands)
Book Sales	$4,301	75.6%	$2,561	66.1%
Estimated Sales Returns & Allowances	(1,093)	(19.2)	(835)	(21.5)

Net Book Sales	3,208	56.4	1,726	44.6
E-Book Sales	339	6.0	287	7.4
Self-Publishing Fees	1,624	28.5	1,727	44.5
Print Magazine Subscriptions	158	2.8	—	—
Print Magazine Advertisements	68	1.2	—	—
Digital Advertising	62	1.1	—	—
Other Revenue	227	4.0	137	3.5

Net Publishing Revenue	$5,686	100.0%	$3,877	100.0%

Net book sales declined by $1.5 million, which includes a $1.4 million decline from Regnery Publishing, as book sales reflect a 3% decrease in the average price per unit sold, a 35% decrease in volume and a $0.1 million decline from Salem Author Services. Book sales through Regnery Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The decline of $0.3 million in estimated sales returns and allowances reflects a lower number of print books sold through Regnery Publishing. The decline in book sales from Salem Author Services was due to a reduction in the number of books sold with no significant changes in sale prices.
Regnery Publishing
e-book
sales declined by $52,000 with a 47% decrease in the average price per unit sold offset with a 60% increase in sales volume due to an increased use of discounted sales prices to increase volume.
E-book
sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on the book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.
Self-publishing fees increased $0.1 million due an increase in the number of authors with no material change in fees charged to authors.
There have been no sales of print magazine subscriptions and print advertising revenues following the sale of Singing News Magazine on May 25, 2021. Digital advertising was not significant to Publishing and is no longer sold.
Other revenue includes change fees, video trailers and website revenues. There were no changes in volume or rates.
Broadcast Operating Expenses

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$33,343	$38,121	$4,778	14.3%	56.2%	60.9%
Same Station Broadcast Operating Expenses	$33,078	$37,749	$4,671	14.1%
Broadcast operating expenses increased by $4.8 million, including a $3.0 million increase from broadcast stations, a $1.2 million increase from Salem Surround, and a $0.6 million increase from Salem Podcast Network. The increase in expenses associated with Salem Surround and Salem Podcast Network are consistent with the growth of these entities in expanding digital product offerings through our broadcast division. The increase of $3.0 million from our broadcast stations includes a $1.1 million increase in payroll costs primarily driven by an increase in commissions and the January 2022 reinstatement of the company 401(k) match, a $0.5 million increase in advertising and event costs, a $0.4 million increase in facility-related expenses, a $0.3 million increase in travel and entertainment, a $0.3 million increase in bad debt expense, a $0.2 million increase in health insurance costs and a $0.2 million increase in production and programming costs.
On a same-station basis, broadcast operating expenses increased by $4.7 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of station acquisitions, dispositions, and format changes.
Digital Media Operating Expenses

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,673	$8,473	$(200)	(2.3)%	14.6%	13.5%
Digital media operating expenses declined by $0.2 million including a $0.3 million decrease in royalties, a $0.1 million decrease in sales-based commissions and bonuses, a $0.1 million decrease in advertising and promotional expenses and a $0.1 million decrease in professional services, that were partially offset by a $0.4 million increase in employee related costs including $0.1 million associated with the reinstatement of the company 401(k) match effective January 1, 2022.
Publishing Operating Expenses

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,205	$4,467	$(738)	(14.2)%	7.1%	8.8%

Publishing operating expenses declined $0.7 million, including a $0.3 million decrease in the cost of sales and a $0.1 million decrease in royalty expense consistent with lower revenues and a $0.3 million decrease in payroll costs due to the sale of Singing News Magazine in May 2021. The decrease in cost of sales includes a $0.2 million reduction from the number of print books sold by Regnery
®
Publishing and a $0.1 million decline from the sale of Singing News Magazine. The gross profit margin for Regnery
®
Publishing declined to 45% from 63% as sales volume decreased. Regnery
®
Publishing margins vary based on the volume of
e-book
sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 78% from 76%.
Unallocated Corporate Expenses

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,288	$4,810	$522	12.2%	7.2%	7.7%
Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, that are not directly attributable to any one of our operating segments. The increase of $0.5 million includes a $0.4 million increase in employee related costs associated with executive bonuses and the reinstatement of the company 401(k) match effective January 1, 2022, and a $0.1 million increase in professional services.
Debt Modification Costs

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$—	$228	$228	100.0%	—%	0.4%
We recorded additional debt modification costs of $0.2 million during the first quarter of 2022 associated with the exchange of $112.8 million of the 2024 Notes for $114.7 million of the 2028 Notes.
Depreciation Expense

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,589	$2,942	$353	13.6%	4.4%	4.7%
Depreciation expense increased due to recent acquisitions of property and equipment, including assets of Centerline New Media in April 2021 and ShiftWorship.com in July 2021, in addition to an increase in capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.
Amortization Expense

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$581	$334	$(247)	(42.5)%	1.0%	0.5%
The decrease in amortization expense reflects the impact of fully amortized domain names, customer lists and contracts, and subscriber base lists that had estimated useful lives of three to five years. These items were fully amortized at, or near the beginning of 2021, resulting in lower amortization expense. There were no changes in our amortization methods or the estimated useful lives of our asset groups.
Net (Gain) Loss on the Disposition of Assets

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$318	$(1,735)	$(2,053)	(645.6)%	0.5%	(2.8)%
The net gain on the disposition of assets of $1.7 million for the three-month period ending March 31, 2022, reflects the sale of land in Phoenix, Arizona offset with losses from various fixed asset disposals.
The net loss on the disposition of assets of $0.3 million for the three-month period ending March 31, 2021, relates to the additional loss recorded at closing on the sale of radio station
WKAT-AM
and FM translator in Miami, Florida.

Other Income (Expense)

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$—	$(1)	(100.0)%	—%	—%
Interest Expense	(3,926)	(3,394)	(532)	(13.6)%	(6.6)%	(5.4)%
Loss on Early Retirement of Long-Term Debt	—	(53)	(53)	(100.0)%	—%	(0.1)%
Net Miscellaneous Income and (Expenses)	22	1	(21)	(95.5)%	—%	—%
Interest income represents earnings on excess cash and interest due under promissory notes.
Interest expense includes interest due on outstanding debt balances, and non-cash
accretion associated with deferred installments and contingent earn-out
consideration from certain acquisitions. The decrease of $0.5 million reflects the lower outstanding balance of the Notes, the lower outstanding balance of the ABL Facility, and finance lease obligations outstanding during the three-months ended March 31, 2022.
The loss on the early retirement of long-term debt for the three months ended March 31, 2022, reflects $2.5 million of repurchases of the Notes at prices below face value resulting in a pre-tax
loss of $53,000.
Net miscellaneous income and expenses includes
non-operating
receipts such as usage fees and other expenses.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$130	$(211)	$(341)	(262.3)%	0.2%	(0.3)%
We recognized a tax benefit of $0.2 million for the three months ended March 31, 2022, as compared to a tax provision of $0.1 million for the same period of the prior year. The benefit from income taxes as a percentage of income before income taxes, or the effective tax rate, was (13.8)% for the three months ended March 31, 2022, compared to 28.7% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (13.8)% is primarily driven by projected utilization of operating loss carryforwards, along with certain expenses that are nondeductible for income tax purposes relative to pre-tax
book income, and tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions for state jurisdictions in which a full valuation allowance has been recording against net operating loss carryforward.
Net Income

	Three Months Ended March 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$323	$1,739	$1,416	438.4%	0.5%	2.8%
Net income increased by $1.4 million to $1.7 million for the three months ended March 31, 2022, compared to $0.3 million during the same period of the prior year as described above.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates require the use of judgment as future events, and the effect of these events cannot be predicted with certainty. The
COVID-19
pandemic created significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact our estimates related to, but not limited to, revenue recognition, broadcast licenses, goodwill, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility.
Our estimates may change as new events occur and additional information emerges and such changes are recognized or disclosed in our consolidated financial statements. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary. There have been no significant and material changes in our critical accounting policies as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form
10-K,
as filed with the SEC on March 4, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds are operating cash flows, borrowings under credit facilities, and proceeds from the sale of selected assets or businesses. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from these sources. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow, and possibly through the sale of income-producing assets or proceeds from debt and equity offerings.
The
COVID-19
global pandemic materially impacted our business. We experienced a rapid decline in revenue from advertising, programming, events, and book sales that began in March 2020. Several advertisers reduced or ceased advertising spending due to the outbreak and stay-at-home
orders that effectively shut down many businesses. The revenue decline has a more meaningful impact on our broadcast segment, which derives substantial revenue from local advertisers who were particularly hard hit due to social distancing and government interventions, and our publishing segment, which derives revenue from book sales through retail stores and live events.
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
During 2020 we implemented several measures to reduce costs and conserve cash to ensure that we had adequate liquidity to meet our debt servicing requirements. As the economy began to show signs of recovery, we reversed several of these cost reduction initiatives during 2021. We continue to operate with lower staffing levels where appropriate, we have not declared or paid equity distributions on our common stock, and the company 401(k) match was not reinstated until January 2022.
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
During 2020 we began to keep higher balances of cash and cash equivalents on-hand
to meet operating needs due to the adverse economic conditions of the
COVID-19
pandemic. Historically, we kept the balance of cash and cash equivalents on-hand
low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents decreased $23.4 million to nil at March 31, 2022 as compared to $23.4 million at March 31, 2021. Working capital decreased $22.5 million to $(13.7) million at March 31, 2022 compared to $8.8 million at March 31, 2021 due to the $23.4 million decrease in cash and cash equivalents.
Operating Cash Flows
Our largest source of operating cash inflows are receipts from customers in exchange for advertising and programming. Other sources of operating cash inflows include receipts from customers for digital downloads and streaming, book sales, subscriptions, self-publishing fees, ticket sales, sponsorships, and vendor promotions. The adverse economic impact of the
COVID-19
pandemic has negatively impacted our revenue and cash receipts from customers. A majority of our operating cash outflows consist of payments to employees, such as salaries and benefits, vendor payments under facility and tower leases, talent agreements, inventory purchases and recurring services such as utilities and music license fees. Our operating cash flows are subject to factors such as fluctuations in preferred advertising media and changes in demand caused by shifts in population, station listenership, demographics, and audience tastes. In addition, our operating cash flows may be affected if our customers are unable to pay, delay payment of amounts owed to us, or if we experience reductions in revenue or increases in costs and expenses.

Net cash provided by operating activities during the three-month period ended March 31, 2022 decreased by $4.9 million to $4.3 million compared to $9.2 million during the same period of the prior year. The increase in cash provided by operating activities includes the impact of the following items:

•	Total net revenue increased by $3.3 million;

•
Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out
consideration, impairments and net gain (loss) on the disposition of assets, increased by $4.4 million;

•	Trade accounts receivables, net of allowances, increased by $2.3 million compared to a decrease of $1.5 million for the same period of the prior year;

•	Unbilled revenue decreased $0.4 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 51 days at March 31, 2022 from 54 days in the same period of the prior year;

•	Net accounts payable and accrued expenses increased $2.4 million to $30.1 million from $27.7 million as of the prior year; and

•	Net inventories on hand increased $0.4 million to $1.4 million at March 31, 2022 compared to a $0.1 million decrease to $0.6 million for the same period of the prior year.
Investing Cash Flows
Our primary source of investing cash inflows includes proceeds from the sale of assets or businesses. Investing cash outflows include cash payments made to acquire businesses, to acquire property and equipment and to acquire intangible assets such as domain names. While our focus continues to be on deleveraging the company, we remain committed to exploration and pursuit of strategic acquisitions.
We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based
offerings, improve our facilities, and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our original 2022 budget, we plan to incur additional capital expenditures of approximately $8.3 million during the remainder of 2022.
We plan to fund any future purchases and any future acquisitions from cash on hand, operating cash flow or our credit facilities.
Net cash used in investing activities increased $6.2 million to $4.9 million during the three-month period ended March 31, 2022 from net cash provided of $1.3 million during the same period of the prior year. The increase in cash used in investing activities was the result of:

•	Cash paid for capital expenditures increased $1.5 million to $3.4 million from $1.9 million;

•	Cash paid for investments was $3.0 million in the current year;

•	We received $2.0 million of cash from the sale of assets during the three months ended March 31, 2022 compared to $3.5 million of cash during same period of the prior year; and

•	Cash paid for acquisitions was $0.5 million for the three months ended March 31, 2022 compared to $0.1 million during the same period of the prior year.
Financing Cash Flows
Financing cash inflows include borrowings under our credit facilities and any proceeds from the exercise of stock options issued under our stock incentive plan. Financing cash outflows include repayments of our credit facilities, the payment of equity distributions and payments of amounts due under deferred installments, and contingency earn-out
consideration associated with acquisition activity.
During the three-month period ended March 31, 2022, the principal balances outstanding under the Notes and ABL Facility ranged from $174.3 million to $213.5 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.
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
Net cash used in financing activities decreased $7.8 million to $1.2 million during the three-month period ended March 31, 2022 from net cash provided of $6.6 million during the same period of the prior year. The decrease in cash provided from financing activities includes:

•	Proceeds of $11.2 million under PPP loans were received during the three-months ended March 31, 2021;

•	A $1.2 million increase in the book overdraft during the three-months ended March 31, 2022;

•	We used $2.5 million of cash to repurchase $2.5 million in face value of the 2024 Notes during the three-months ended March 31, 2022; and

•	Net repayments on our ABL Facility of $5.0 million during the three months ended March 31, 2021.

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
Long-term debt consists of the following:

	December 31, 2021	March 31, 2022
	(Dollars in thousands)
2028 Notes	$114,731	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	(3,844)	(3,697)

2028 Notes, net carrying value	110,887	111,034

2024 Notes	60,174	57,674
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(480)	(408)

2024 Notes, net carrying value	59,694	57,266

Asset-Based Revolving Credit Facility principal outstanding(1)	—	—

Long-term debt less unamortized discount and debt issuance costs	$170,581	$168,300

Less current portion	—	—

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$170,581	$168,300

(1)
As of March 31, 2022, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $24.5 million, no outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $24.2 million borrowing base availability.

Our weighted average interest rate was 6.99% at December 31, 2021, and March 31, 2022.
In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of March 31, 2022:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$57.7 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
2028 Notes
On September 10, 2021, we exchanged $112.8 million of the 6.75% Senior Secured Notes (“2024 Notes”) for $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (“2028 Notes.”) Contemporaneously with the refinancing, we obtained commitments from the holders of the 2028 Notes to purchase up to $50 million in additional 2028 Notes (“Delayed Draw 2028 Notes,”) contingent upon satisfying certain performance benchmarks, the proceeds of which are to be used exclusively to repurchase or repay the remaining balance outstanding of the 2024 Notes.
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
The 2028 Notes are guaranteed on a senior secured basis. We may redeem the 2028 Notes, in whole or in part, at any time prior to June 1, 2024, at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, up to, but not including the redemption date. At any time on or after June 1, 2024, we may redeem some or all of the 2028 Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the 2028 Notes indenture, plus accrued and unpaid interest, if any, up to, but not including the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2028 Notes before June 1, 2024, with the net cash proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount plus accrued and unpaid interest, if any, up to, but not including the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the 2028 Notes per twelve-month period, in connection with up to two redemptions in such twelve-month period, at a redemption price of 101% of the principal amount plus accrued and unpaid interest up to, but not including the redemption date.
The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding, we are required to pay $8.2 million per year in interest. At March 31, 2022, accrued interest on the 2028 Notes was $2.7 million.
The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At March 31, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $4.7 million, of which $2.5 million of third-party debt modification costs were expensed during 2021, and $0.2 million were expensed during the three months ended March 31, 2022, $0.8 million was deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes. During the three-months ended March 31, 2022, $0.2 million of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.
SBA PPP Loans
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. The PPP loans were accounted for as debt in accordance with FASB ASC Topic 470. The loan balances and accrued interest were forgivable provided that the proceeds were used for eligible purposes, including payroll, benefits, rent, and utilities within the covered period. We used the PPP loan proceeds according to the terms and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax
gain on the forgiveness of $11.2 million. The remaining PPP loan was repaid in July 2021.
2024 Notes
On May 19, 2017, we issued 2024 Notes in a private placement. The 2024 Notes are guaranteed on a senior secured basis by our existing subsidiaries (“Subsidiary Guarantors”). The 2024 Notes bear interest at a rate of 6.75% per year and mature on June 1, 2024, unless they are earlier redeemed or repurchased. Interest is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year.
The 2024 Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral as described below. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
The indenture relating to the 2024 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At March 31, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $6.3 million as a reduction of the debt proceeds being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During the three months ended March 31, 2021 and 2022, $0.1 million and $0.2 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
Based on the balance of the 2024 Notes outstanding of $57.7 million, we are required to pay $3.9 million per year in interest on the 2024 Notes. At March 31, 2022, accrued interest on the 2024 Notes was $1.3 million.
We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, seek to repurchase the 2024 Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. On January 12, 2022, we repurchased $2.5 million of the 6.75% Senior Secured Notes due 2024 (“2024 Notes”) at 101.25% of face value recognizing a loss of $53,000. As described above, on September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million of newly issued 2028 Notes, reflecting a call premium of 1.688%. Bond issuance costs of $1.1 million associated with the $112.8 million of the 2024 Notes are being amortized as part of the effective yield on the 2028 Notes.
Based on the then existing market conditions, we completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
January 12, 2022	$2,500	$2,531	101.26%	$22	$(53)
December 10, 2021	35,000	35,591	101.69%	321	(912)
October 25, 2021	2,000	2,020	101.00%	19	(39)
October 12, 2021	250	251	100.38%	2	(3)
October 5, 2021	763	766	100.38%	7	(10)
October 4, 2021	628	629	100.13%	6	(7)
September 24, 2021	4,700	4,712	100.25%	44	(56)
January 30, 2020	2,250	2,194	97.50%	34	22
January 27, 2020	1,245	1,198	96.25%	20	27

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$84,500	$82,086		$1,127	$1,287

Asset-Based Revolving Credit Facility
On May 19, 2017, we entered into the ABL Facility pursuant to a Credit Agreement (“Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.
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
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of March 31, 2022, the amount available under the ABL Facility was $24.2 million of which none was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
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
The Credit Agreement provides for the following events of default: (i) default for non-payment
of any principal or letter of credit reimbursement when due or any interest, fees or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At March 31, 2022, we were, and we remain, in compliance with all of the covenants under Credit Agreement.
We recorded debt issue costs of $0.9 million as an asset being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three months ended March 31, 2022 and 2021, $23,000 and $29,000, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. At March 31, 2022, the blended interest rate on amounts outstanding under the ABL Facility was 0.0%.
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
Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2022 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended March 31,	(Dollars in thousands)
2023	$—
2024	57,674
2025	—
2026	—
2027	—
Thereafter	114,731

$172,405

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
OFF-BALANCE
SHEET ARRANGEMENTS
At March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
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
and
15d-15(d)
of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
See “Exhibit Index” below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Amended and Restated Memorandum of Terms of Employment between Salem Communications Holding Corporation and David Santrella, effective as of January 2, 2022.	8-K	000-26497	04/01/2022	10.1	—

10.2	Amended and Restated Memorandum of Terms of Employment between Salem Communications Holding Corporation and David Evans, effective as of January 2, 2022.	8-K	000-26497	04/01/2022	10.2	—

31.1	Certification of David P. Santrella Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

32.1	Certification of David P. Santrella Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL	—	—	—	—	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.

May 10, 2022

By: /s/ DAVID P. SANTRELLA

David P. Santrella

Chief Executive Officer

(Principal Executive Officer)

May 10, 2022

By: /s/ EVAN D. MASYR

Evan D. Masyr

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)