Form 10-Q
period 2022-06-30
SALEM MEDIA GROUP, INC. /DE/
filed 2022-08-05
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 1, 2022
Common Stock, $0.01 par value per share	21,661,091 shares

Class B	Outstanding at August 1, 2022
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION
SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021 (Note 1)	June 30, 2022 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,785	$2,540
Accounts receivable (net of allowances of $13,022 in 2021 and $7,496 in 2022)	25,663	29,271
Unbilled revenue	3,406	2,960
Other receivables (net of allowances of $455 in 2021 and $586 in 2022)	1,377	2,721
Inventories	960	1,528
Prepaid expenses	6,772	8,380
Assets held for sale	1,551	267

Total current assets	41,514	47,667

Notes receivable (net of allowance of $938 in 2021 and $427 in 2022)	274	1,072
Property and equipment (net of accumulated depreciation of $186,053 in 2021 and $186,881 in 2022)	79,339	79,713
Operating lease right-of-use assets	43,560	44,020
Financing lease right-of-use assets	105	90
Broadcast licenses	320,008	313,500
Goodwill	23,986	23,861
Amortizable intangible assets (net of accumulated amortization of $58,110 in 2021 and $58,777 in 2022)	2,444	1,799
Deferred financing costs	843	774
Other assets	4,039	2,773

Total assets	$516,112	$515,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,661	$2,623
Accrued expenses	12,006	18,679
Accrued compensation and related expenses	13,054	12,278
Accrued interest	1,030	952
Contract liabilities	12,294	12,401
Deferred rent income	157	144
Income taxes payable	1,544	222
Current portion of operating lease liabilities	8,651	8,795
Current portion of financing lease liabilities	58	57
Current portion of long-term debt	—	10

Total current liabilities	51,455	56,161

Long-term debt, less current portion	170,581	155,595
Operating lease liabilities, less current portion	42,208	42,599
Financing (capital) lease liabilities, less current portion	65	53
Deferred income taxes	67,012	65,808
Contract liabilities, long-term	2,222	1,948
Deferred rent income, less current portion	3,772	3,705
Other long-term liabilities	586	65

Total liabilities	337,901	325,934

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,922,974 and 23,978,741 issued and 21,605,324 and 21,661,091 outstanding at December 31, 2021 and June 30, 2022, respectively	232	232
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2021 and June 30, 2022, respectively	56	56
Additional paid-in capital	248,438	248,706
Accumulated deficit	(36,509)	(25,653)
Treasury stock, at cost (2,317,650 shares at December 31, 2021 and June 30, 2022)	(34,006)	(34,006)

Total stockholders’ equity	178,211	189,335

Total liabilities and stockholders’ equity	$516,112	$515,269

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net broadcast revenue	$46,783	$52,452	$90,831	$100,884
Net digital media revenue	10,339	10,804	19,958	21,104
Net publishing revenue	6,660	5,426	12,346	9,303

Total net revenue	63,782	68,682	123,135	131,291

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $446 and $453 for the three months ended June 30, 2021 and 2022, respectively, and $889 and $901 for the six months ended June 30, 2021 and 2022, respectively, paid to related parties)	36,162	42,489	69,505	80,610
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,338	8,273	17,011	16,746
Publishing operating expenses, exclusive of depreciation and amortization shown below	6,426	5,432	11,631	9,899
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $2 and $159 for the three months ended June 30, 2021 and 2022, respectively, and $5 and $168 for the six months ended June 30, 2021 and 2022, respectively, paid to related parties)	4,192	4,781	8,480	9,591
Debt modification costs	—	20	—	248
Depreciation	2,741	2,858	5,330	5,800
Amortization	545	332	1,126	666
Change in the estimated fair value of contingent earn-out consideration	—	—	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	—	3,935	—	3,935
Impairment of goodwill	—	127	—	127
Net (gain) loss on the disposition of assets	(263)	(6,893)	55	(8,628)

Total operating expenses	58,141	61,354	113,138	118,989

Operating income (loss)	5,641	7,328	9,997	12,302
Other income (expense):
Interest income	—	149	1	149
Interest expense	(3,935)	(3,389)	(7,861)	(6,783)
Gain (loss) on early retirement of long-term debt	—	35	—	(18)
Earnings from equity method investment	—	3,913	—	3,913
Net miscellaneous income and (expenses)	63	(1)	85	—

Net income before income taxes	1,769	8,035	2,222	9,563
Benefit from income taxes	(488)	(1,082)	(358)	(1,293)

Net income	$2,257	$9,117	$2,580	$10,856

Basic income per share data:
Basic income per share	$0.08	$0.33	$0.10	$0.39
Diluted income per share data:
Diluted income per share	$0.08	$0.33	$0.10	$0.39
Basic weighted average shares outstanding	26,869,145	27,214,787	26,802,892	27,196,081

Diluted weighted average shares outstanding	27,232,423	27,570,881	27,185,598	27,590,644

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data
)

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2020	23,447,317	$227	5,553,696	$56	$247,025	$(78,023)	$(34,006)	$135,279
Stock-based compensation	—	—	—	—	78	—	—	78
Options exercised	185,782	2	—	—	390	—	—	392
Net income	—	—	—	—	—	323	—	323

Stockholders’ equity, March 31, 2021	23,633,099	$229	5,553,696	$56	$247,493	$(77,700)	$(34,006)	$136,072

Stock-based compensation	—	—	—	—	84	—	—	84
Net income	—	—	—	—	—	2,257	—	2,257

Stockholders’ equity, June 30, 2021	23,633,099	$229	5,553,696	$56	$247,577	$(75,443)	$(34,006)	$138,413

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2021	23,922,974	$232	5,553,696	$56	$248,438	$(36,509)	$(34,006)	$178,211
Stock-based compensation	—	—	—	—	106	—	—	106
Options exercised	40,913	—	—	—	94	—	—	94
Lapse of restricted shares	14,854	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,739	—	1,739

Stockholders’ equity, March 31, 2022	23,978,741	$232	5,553,696	$56	$248,638	$(34,770)	$(34,006)	$180,150

Stock-based compensation	—	—	—	—	68	—	—	68
Net income	—	—	—	—	—	9,117	—	9,117

Stockholders’ equity, June 30, 2022	23,978,741	$232	5,553,696	$56	$248,706	$(25,653)	$(34,006)	$189,335

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2022
OPERATING ACTIVITIES
Net income	$2,580	$10,856
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	162	174
Depreciation and amortization	6,456	6,466
Amortization of deferred financing costs	426	496
Non-cash lease expense	4,348	4,414
Provision for bad debts	(325)	(102)
Deferred income taxes	(403)	(1,204)
Change in the estimated fair value of contingent earn-out consideration	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	—	3,935
Impairment of goodwill	—	127
(Gain) loss on early retirement of long-term debt	—	18
Net (gain) loss on the disposition of assets	55	(8,628)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	421	(5,314)
Inventories	(224)	(568)
Prepaid expenses and other current assets	(319)	(1,608)
Accounts payable and accrued expenses	453	5,162
Operating lease liabilities	(4,931)	(4,324)
Contract liabilities	1,310	(167)
Deferred rent income	111	(88)
Other liabilities	35	(518)
Income taxes payable	42	(1,322)

Net cash provided by operating activities	10,197	7,800

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(3,994)	(6,153)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(19)	(52)
Deposit on broadcast assets and radio station acquisitions	(100)	—
Purchases of broadcast assets and radio stations	(600)	(548)
Purchases of digital media businesses and assets	(1,300)	(190)
Return of equity investment in OneParty America LLC	—	4,500
Equity investment in OneParty America LLC	(500)	(3,500)
Proceeds from sale of assets	3,627	14,150
Other	(314)	106

Net cash provided by (used in) investing activities	(3,200)	8,313

FINANCING ACTIVITIES
Payments to repurchase 2024 Notes	—	(15,394)
Proceeds from borrowings under ABL Facility	16	26,229
Payments on ABL Facility	(5,016)	(26,219)
Proceeds from borrowings under PPP Loans	11,195	—
Payments of debt issuance costs	(19)	(37)
Proceeds from the exercise of stock options	392	94
Payments on financing lease liabilities	(32)	(31)

Net cash provided by (used in) financing activities	6,536	(15,358)

Net increase in cash and cash equivalents	13,533	755
Cash and cash equivalents at beginning of year	6,325	1,785

Cash and cash equivalents at end of period	$19,858	$2,540

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$7,391	$6,156
Cash paid for interest on finance lease liabilities	$4	$4
Net cash paid for (received from) income taxes	$3	$1,233
Other supplemental disclosures of cash flow information:
Barter revenue	$1,065	$1,525
Barter expense	$1,092	$1,632
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$19	$52
Right-of-use assets acquired through operating leases	$1,957	$5,569
Right-of-use assets acquired through financing leases	$4	$17
Non-cash capital expenditures for property & equipment acquired under trade agreements	$27	$—
Net assets and liabilities assumed in a non-cash acquisition	$129	$—
Estimated present value of contingent-earn out consideration	$11	$6

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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Salem include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in entities for which we have a significant influence, but less than a controlling financial interest, are accounted for using the equity method.
Information with respect to the three and six months ended June 30, 2022 and 2021 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided emergency economic assistance for individuals and businesses impacted by the
COVID-19
pandemic, including opportunities for additional liquidity, loan guarantees, and other government programs. The Consolidated Appropriations Act (“CAA”) included a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We utilized certain benefits of the CARES Act and the CAA, including:

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
Equity Method Investment
We invested in OneParty America LLC (“OPA”), an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. We analyzed our investment to determine the degree to which we influenced OPA. The determination of the degree to which we can influence an investee requires extensive analysis depending on the terms and nature of each investment.
We reviewed OPA in accordance with the guidance within Accounting Standards Codification (“ASC”) 810
, Consolidation
. Based on our analysis using the variable interest model, we determined that OPA was a Variable Interest Entity (“VIE”), but because we did not have a controlling financial interest, we were not the primary beneficiary of OPA. Accordingly, we accounted for our investment in OPA in accordance with ASC
323-30
, Investments – Equity Method and Joint Ventures
.

We recorded our equity method investment at cost with subsequent adjustments to the carrying value for our share of the earnings or losses of OPA. Distributions received from the equity method investment were recorded as reductions in the carrying value of such investment and are classified on the unaudited condensed consolidated interim statements of cash flows pursuant to the cumulative earnings approach. Under the cumulative earnings approach, distributions received are accounted for as a return on investment in cash inflows from operating activities unless the cumulative distributions received exceed the cumulative equity in earnings recognized from the investment. When such an excess occurs, the current period distributions up to this excess are considered returns of investment and are classified as cash inflows from investing activities.
The documentary motion picture,
2,000 Mules
, was released in May 2022. We recorded $3.9 million of earnings from our equity investment in OPA. At June 30, 2022, we recorded a net receivable of $1.3 million from OPA that is included in other receivables in our Condensed Consolidated Balance sheet representing our share of profit from the documentary motion picture.
We monitor equity method investments for impairment and records a reduction in the carrying value if the carrying exceeds the estimated fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. There were no indications of impairment at June 30, 2022.
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
Significant areas for which management uses estimates include:

•	revenue recognition;

•	asset impairments, including broadcasting licenses and goodwill;

•	contingency reserves;

•	allowance for doubtful accounts;

•	barter transactions;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting Right-Of-Use (“ROU”) assets and lease liabilities;

•	determining the Incremental Borrowing Rate (“IBR”) for calculating ROU assets and lease liabilities,
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except for our accounting policies for investments, there have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the SEC on March 4, 2022, that have had a material impact on our Condensed Consolidated Financial Statements and related notes.
We may make strategic investments in entities that share similar interests in Christian and conservative content. The accounting for these investments depends on the degree to which we influence the investee. The determination of the degree to which we can influence the investee requires extensive analysis depending on the terms and nature of each investment. For material investments that we directly or indirectly hold a controlling financial interest, we apply the guidance within Accounting Standards Codification (“ASC”) 810
, Consolidation
. For material investments that we do not hold a controlling interest, but for which we have significant influence, we apply the equity method of accounting under ASC
323-30,
Investments – Equity Method and Joint Ventures
. For investments in which we do not have significant influence, we apply the accounting guidance in ASC 321
– Investments Equity Securities
.
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
Recent Accounting Standards or Updates Not Yet Effective
In June 2022, the FASB issued ASU
2022-03,
Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions
. This amended guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective January 1, 2024 and is to be applied prospectively with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.
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
In
 October 2021,
 the FASB issued ASU
 2021
-
08,
 Business Combinations (Topic
 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic
 606
) rather than adjust them to fair value at the acquisition date. The ASU is effective January 1, 2023, with early adoption permitted. The impact that this pronouncement will have will depend on the nature of business acquisitions that may take place in the future.
NOTE 3. RECENT TRANSACTIONS
During the
six-month
period ended June 30, 2022, we completed or entered into the following transactions:
Debt Transactions
We completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)

	(Dollars in thousands)
June 13, 2022	$5,000	$4,947	98.95%	$35	$18
June 10, 2022	3,000	2,970	99.00%	21	9
June 7, 2022	2,464	2,446	99.25%	17	1
May 17, 2022	2,525	2,500	99.00%	18	7
January 12, 2022	2,500	2,531	101.26%	22	(53)
Acquisitions
On May 2, 2022, we acquired websites and the related assets of Retirement Media for $0.2 million in cash. We recorded goodwill of approximately $2,400 associated with the expected synergies to be realized upon combining the operations into our digital media platform within Eagle Financial Publications. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.
On February 15, 2022, we closed on the acquisition of radio station
WLCC-AM
and an FM translator in the Tampa, Florida market for $0.6 million of cash. The WLCC transmitter site will be used to broadcast radio station
WTBN-AM
due to the sale of land housing the
WTBN-AM
transmitter.
The total purchase price consideration for our business acquisitions and asset purchases during the six-month
period ending June 30, 2022, is as follows:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$738
Escrow deposits paid in prior years	60

Total purchase price consideration	$798

The allocations presented in the table below are based upon estimates of the fair values using valuation techniques including income, cost, and market approaches. The following preliminary purchase price allocations are based upon the valuation of assets and these estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. Differences between the preliminary and final valuation could be substantially different from the initial estimate.

		Net Broadcast Assets	Net Digital Media Assets	Total Net Assets
Assets
	Property and equipment	$418	166	584
	Broadcast licenses	190	—	190
	Goodwill	—	2	2
	Domain and brand names	—	11	11
	Non-Compete agreement	—	11	11

		$608	$190	$798

Divestitures
On June 27, 2022, we sold 9.3 acres of land in the Denver area for $8.2 million resulting in a pre-tax
gain of $6.5 million. The land was being used as the transmitter site for radio stations
KRKS-AM
and
KBJD-AM
and was an integral part of our broadcast operations for these stations. We will continue broadcasting both
KRKS-AM
and
KBJD-AM
from this site.
On May 25, 2022, we sold radio stations
WFIA-AM,
WFIA-FM
and
WGTK-AM
in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under a Time Brokerage Agreement (“TBA”). We recorded a pre-tax
gain of $0.5 million.
On January 10, 2022, we closed on the sale of 4.5 acres of land in Phoenix, Arizona for $2.0 million in cash. The land was being used as the transmitter site for radio station
KXXT-AM
and was an integral part of our broadcast operations for that station. We recorded a pre-tax
gain of $1.8 million on the sale and had access to the land for 90-days to relocate our transmitter equipment for KXXT-AM.

We continue to operate radio station KXXT-AM with a similar broadcast signal.
Pending Transactions
On June 2, 2021, we entered into an Asset Purchase Agreement (“APA”) to acquire radio station
KKOL-AM
in Seattle, Washington for $0.5 million. We paid $0.1 million in cash into an escrow account, and we began operating the station under an Local Marketing Agreement (“LMA”) on June 7, 2021. We expect this transaction to close in the latter half of 2022.
NOTE 4. REVENUE RECOGNITION
The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Six Months Ended June 30, 2022
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$26,399	$—	$—	$26,399
Block Programming – Local	12,049	—	—	12,049

Broadcast Programming Revenue	38,448	—	—	38,448

Spot Advertising – National	7,700	—	—	7,700
Spot Advertising – Local	21,552	—	—	21,552
Network Advertising	10,240	—	—	10,240

Broadcast Advertising Revenue	39,492	—	—	39,492

Infomercials	373	—	—	373
Other Revenue	4,484	—	—	4,484

Other Broadcast Revenue	4,857	—	—	4,857

Digital Advertising	14,112	9,088	—	23,200
Digital Streaming	2,492	1,798	—	4,290
Digital Downloads	387	3,797	—	4,184
Digital Subscriptions	503	6,343	—	6,846
Other Digital Revenue	593	78	—	671

Digital Revenue	18,087	21,104	—	39,191

Book Sales	—	—	6,204	6,204
Estimated Sales Returns & Allowances	—	—	(1,444)	(1,444)

Net Book Sales	—	—	4,760	4,760

E-Book Sales	—	—	625	625
Self-Publishing Fees	—	—	3,379	3,379
Other Publishing Revenue	—	—	539	539
Publishing Revenue	—	—	9,303	9,303

	$100,884	$21,104	$9,303	$131,291

Timing of Revenue Recognition
Point in Time	$99,744	$21,104	$9,303	$130,151
Rental Income (1)	1,140	—	—	1,140

	$100,884	$21,104	$9,303	$131,291

	Six Months Ended June 30, 2021
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$23,322	$—	$—	$23,322
Block Programming – Local	11,773	—	—	11,773

Broadcast Programming Revenue	35,095	—	—	35,095

Spot Advertising – National	7,118	—	—	7,118
Spot Advertising – Local	19,441	—	—	19,441
Network Advertising	9,821	—	—	9,821

Broadcast Advertising Revenue	36,380	—	—	36,380

Infomercials	462	—	—	462
Other Revenue	4,097	—	—	4,097

Other Broadcast Revenue	4,559	—	—	4,559

Digital Advertising	11,745	8,806	132	20,683
Digital Streaming	2,093	1,706	—	3,799
Digital Downloads	200	3,267	—	3,467
Digital Subscriptions	562	6,072	—	6,634
Other Digital Revenue	197	107	—	304

Digital Revenue	14,797	19,958	132	34,887

Book Sales	—	—	10,513	10,513

Estimated Sales Returns & Allowances	—	—	(3,011)	(3,011)

Net Book Sales	—	—	7,502	7,502
E-Book Sales	—	—	792	792
Self-Publishing Fees	—	—	3,174	3,174
Publishing Magazine Subscriptions	—	—	262	262
Other Publishing Revenue	—	—	484	484

Publishing Revenue	—	—	12,214	12,214

	$90,831	$19,958	$12,346	$123,135

Timing of Revenue Recognition				—
Point in Time	$89,583	$19,958	$12,346	$121,887
Rental Income (1)	1,248	—	—	1,248

	$90,831	$19,958	$12,346	$123,135

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
Broadcast digital advertising revenue consists of local digital advertising, such as the sale of banner advertisements on our owned and operated websites, the sale of advertisements on our owned and operated mobile applications, and advertisements in digital newsletters that we produce, as well as national digital advertising, or the sale of custom digital advertising solutions, such as web pages and social media campaigns that we offer to our customers. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case, revenue is reported net of the commission retained by the agency.
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
Contract Assets
Contract Assets – Costs to Obtain a Contract:
We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Condensed Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At June 30, 2022, our prepaid commission expense was $0.7 million.
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

Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2022	$12,294	$2,222
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(6,868)	—
Additional amounts recognized during the period	12,525	424
Revenue recognized during the period that was recorded during the period	(6,248)	—
Transfers	698	(698)

Balance, end of period June 30, 2022	$12,401	$1,948

Amount refundable at beginning of period	$12,282	$2,222
Amount refundable at end of period	$12,389	$1,948
We expect to satisfy these performance obligations as follows:

Amount
For the Year Ended June 30,	(Dollars in thousands)
2023	$12,401
2024	1,264
2025	448
2026	138
2027	98
Thereafter	—

$14,349

Significant Financing Component
The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year
term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between July 1, 2022, and June 30, 2027. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC 606.
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
Trade and barter revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(Dollars in thousands)
Net broadcast barter revenue	$674	$679	$1,065	$1,525
Net digital media barter revenue	—	—	—	—
Net publishing barter revenue	—	—	—	—
Net broadcast barter expense	$712	$873	$1,085	$1,632
Net digital media barter expense	—	—	—	—
Net publishing barter expense	7	—	7	—
NOTE 5. INVENTORIES
Inventories consist of finished books from Salem Publishing. All inventories are valued at the lower of cost or net realizable value as determined on a weighted average cost method.
NOTE 6. PROPERTY AND EQUIPMENT
We account for property and equipment in accordance with FASB ASC Topic
360-10,
Property, Plant and Equipment
.
The following is a summary of the categories of our property and equipment:

	As of
	December 31, 2021	June 30, 2022
	(Dollars in thousands)
Buildings	$28,593	$28,406
Office furnishings and equipment	36,598	36,601
Antennae, towers and transmitting equipment	77,813	74,937
Studio, production, and mobile equipment	29,498	29,094
Computer software and website development costs	38,271	39,265
Automobiles	1,515	1,556
Leasehold improvements	18,104	17,739

	$230,392	$227,598
Less accumulated depreciation	(186,053)	(186,881)

	44,339	$40,717

Land	$26,896	26,893
Construction-in-progress	8,104	12,103

Property and Equipment, net	$79,339	$79,713

Depreciation expense was approximately $2.9 million and $2.7 million for the three-month periods ended June 30, 2022 and 2021, respectively, and $5.8 million and $5.3 million for the six-month
periods ended June 30, 2022 and 2021, respectively. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the six months ended June 30, 2022.

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
Balance Sheet
Supplemental balance sheet information related to leases is as follows:

	June 30, 2022
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$6,717	$37,303	$44,020
Operating lease liabilities (current)	$877	$7,918	$8,795
Operating lease liabilities (non-current)	5,944	36,655	42,599

Total operating lease liabilities	$6,821	$44,573	$51,394

Weighted Average Remaining Lease Term
Operating leases	7.6 years
Finance leases	2.6 years
Weighted Average Discount Rate
Operating leases	8.11%
Finance leases	6.18%
Lease Expense
The components of lease expense were as follows:

Six Months Ended June 30, 2022
(Dollars in thousands)
Amortization of finance lease ROU Assets	$30
Interest on finance lease liabilities	4

Finance lease expense	34
Operating lease expense	6,479
Variable lease expense	290
Short-term lease expense	623

Total lease expense	$7,426

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2022
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,519
Operating cash flows from finance leases	2
Financing cash flows from finance leases	31
Leased assets obtained in exchange for new operating lease liabilities	$5,569
Leased assets obtained in exchange for new finance lease liabilities	17
Maturities
Future minimum lease payments under leases that had initial or remaining non-cancelable
lease terms in excess of one year as of June 30, 2022, are as follows:

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total

	(Dollars in thousands)
2023 (July-Dec)	$1,308	$10,620	$11,928	$60	$11,988
2024	1,250	10,022	11,272	26	11,298
2025	1,274	8,547	9,821	21	9,842
2026	1,280	7,475	8,755	8	8,763
2027	865	4,355	5,220	4	5,224
Thereafter	3,955	22,801	26,756	1	26,757

Undiscounted Cash Flows	$9,932	$63,820	$73,752	$120	$73,872

Less: imputed interest	(3,111)	(19,247)	(22,358)	(10)	(22,368)

Total	$6,821	$44,573	$51,394	$110	$51,504

Reconciliation to lease liabilities:
Lease liabilities – current	$877	$7,918	$8,795	$57	$8,852
Lease liabilities – long-term	5,944	36,655	42,599	53	42,652

Total Lease Liabilities	$6,821	$44,573	$51,394	$110	$51,504

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
As a result of changes in macroeconomic conditions and rising interest rates that increase the Weighted Average Cost of Capital (“WACC”), we performed an interim review of broadcast licenses for impairment at June 30, 2022. We updated our 2021 year-end
valuations for changes in the WACC and revenue forecasts as of the interim testing date. We performed an assessment of the amount by which the prior year estimated fair value exceeded the carrying value of the broadcast license and the year-to-date
market revenues as compared to the forecasted market revenue used in the prior year valuation under the start-up
income approach.
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

Based on our assessment, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 17 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up
in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to our operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up
costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.
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
start-up
income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2020	June 30, 2022
Risk-adjusted discount rate	8.5%	9.5%
Operating profit margin ranges	3.9% - 30.9%%	3.9% - 30.9%
Long-term revenue growth rates	0.4% - 0.7%	0.4% - 0.7%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we determined that the carrying value of broadcast licenses in seven of our market clusters were impaired as of the interim testing period ending June 30, 2022. We r
e
corded an impairment charge of $3.9 million to the value of broadcast licenses in Columbus, Dallas, Greenville, Honolulu, Orlando, Portland, and Sacramento. The impairment charges were driven by an increase in the WACC that was partially offset with improvements in revenue growth rates over those used in the year-end
valuation forecasts. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.
The table below presents the results of our interim impairment testing under the start-up
income approach at June 30, 2022:

Market Cluster	Excess Fair Value June 30, 2022
Atlanta, GA	61.2%
Boston, MA	2.0%
Chicago, IL	1.7%
Cleveland, OH	10.0%
Col Springs, CO	36.9%
Columbus, OH	(7.8)%
Dallas, TX	(3.0)%
Greenville, SC	(4.2)%
Honolulu, HI	(4.8)%
Little Rock, AR	8.9%
Minneapolis, MN	126.6%
Orlando FL	(5.5)%
Philadelphia, PA	1.1%
Portland, OR	(0.5)%
Sacramento, CA	(5.6)%
San Diego, CA	31.2%
San Francisco, CA	7.0%

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2021	Six Months Ended June 30, 2022
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$434,209	$434,444
Accumulated loss on impairment, beginning of period	(114,436)	(114,436)

Balance after cumulative loss on impairment, beginning of period	319,773	320,008
Acquisitions of radio stations	235	190
Dispositions of radio stations and FM translators	—	(2,763)
Loss on impairment	—	(3,935)

Balance, end of period after cumulative loss on impairment	$320,008	$313,500

Balance, end of period before cumulative loss on impairment	$434,444	$429,566
Accumulated loss on impairment, end of period	(114,436)	(116,066)

Balance, end of period after cumulative loss on impairment	$320,008	$313,500

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
As a result of changes in macroeconomic conditions and rising interest rates that increase the WACC, we performed an interim review of goodwill for impairment at June 30, 2022. The first step of our impairment testing was to perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets, including goodwill, are less than their carrying values. We reviewed the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entity’s operating income to estimate the fair value. If the results of our qualitative assessment indicate that the fair value of a reporting unit may be less than its carrying value, we perform a second quantitative review of the reporting unit. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.
The key estimates and assumptions used for our enterprise valuations were as follows:

Broadcast Markets Enterprise Valuations	December 31, 2021	June 30, 2022
Risk-adjusted discount rate	8.5%	9.5%
Operating profit margin ranges	(1.4%) – 15.0%	(7.8%) – 15.0%
Long-term revenue growth rates	0.4%	0.4%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our qualitative review, we tested one market cluster for goodwill impairment. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise value of our market cluster to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.
The analysis includes both an income and cost approach to valuation. The income approach uses a discounted cash flow projection while the cost approach, or “stick” value of the underlying assets is used.
Based on our review and analysis, we recorded an impairment charge of $0.1 million to goodwill in one of our broadcast markets at June 30, 2022. The impairment charge was driven by an increase in the WACC that was partially offset with improvements in revenue growth rates over those used in the year-end
valuation forecasts.

The following table presents the changes in goodwill including business acquisitions discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2021	Six Months Ended June 30, 2022
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,520	$28,749
Accumulated loss on impairment	(4,763)	(4,763)

Balance, beginning of period after cumulative loss on impairment	23,757	23,986

Acquisitions of radio stations	4	—
Acquisitions of digital media entities	225	2
Loss on impairment	—	(127)

Ending period balance	$23,986	$23,861

Balance, end of period before cumulative loss on impairment	28,749	28,751
Accumulated loss on impairment	(4,763)	(4,890)

Ending period balance	$23,986	$23,861

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS
The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of June 30, 2022
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,700	$(22,609)	$1,091
Domain and brand names	19,886	(19,581)	305
Favorable and assigned leases	2,188	(1,968)	220
Subscriber base and lists	8,647	(8,474)	173
Author relationships	2,771	(2,771)	—
Non-compete agreements	2,052	(2,042)	10
Other amortizable intangible assets	1,332	(1,332)	—

	$60,576	$(58,777)	$1,799

	As of December 31, 2021
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,700	$(22,198)	$1,502
Domain and brand names	19,875	(19,421)	454
Favorable and assigned leases	2,188	(1,960)	228
Subscriber base and lists	8,647	(8,387)	260
Author relationships	2,771	(2,771)	—
Non-compete agreements	2,041	(2,041)	—
Other amortizable intangible assets	1,332	(1,332)	—

	$60,554	$(58,110)	$2,444

Amortization expense was approximately $0.3 million and $0.5 million for the three-month periods ended June 30, 2022 and 2021, respectively and $0.7 million and $1.1 million for the six-month
periods ended June 30, 2022 and 2021, respectively. Based on the amortizable intangible assets held at of June 30, 2022, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2022 (July – Dec)	$557
2023	803
2024	209
2025	24
2026	14
Thereafter	192

Total	$1,799

NOTE 11. LONG-TERM DEBT
Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
Long-term debt consists of the following:

	December 31, 2021	June 30, 2022

	(Dollars in thousands)
2028 Notes	$114,731	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	(3,844)	(3,549)

2028 Notes, net carrying value	110,887	111,182

2024 Notes	60,174	44,685
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(480)	(272)

2024 Notes, net carrying value	59,694	44,413

Asset-Based Revolving Credit Facility principal outstanding (1)	—	10

Long-term debt less unamortized discount and debt issuance costs	$170,581	$155,605

Less current portion	—	(10)

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$170,581	$155,595

(1)
As of June 30, 2022, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $24.3 million, outstanding borrowings of $10,000, and $0.3 million of outstanding letters of credit, resulting in a $24.0 million borrowing base availability.

Our weighted average interest rate was 6.99% and 7.01% at December 31, 2021, and June 30, 2022, respectively.
In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of June 30, 2022:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$44.7 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
2028 Notes
On September 10, 2021, we refinanced $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (“2028 Notes”). Contemporaneously with the refinancing, we obtained commitments from the holders of the 2028 Notes to purchase up to $50 million in additional 2028 Notes (“Delayed Draw 2028 Notes”), contingent upon satisfying certain performance benchmarks, the proceeds of which are to be used exclusively to repurchase or repay the remaining balance outstanding of the 2024 Notes.
We used the cash proceeds from 2028 Notes to fund the repurchase of a portion of our 2024 Notes. The 2028 Notes and the related guarantees were sold to certain holders of the 2024 Notes, whom we believe to be qualified institutional buyers, in a private placement. The 2028 Notes and the related guarantees have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States or to U.S. persons absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act or any state securities laws. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with FASB ASC Topic 470.
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

The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding, we are required to pay $8.2 million per year in interest. At June 30, 2022, accrued interest on the 2028 Notes was $0.7 million.
The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At June 30, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $4.7 million, of which $2.5 million of third-party debt modification costs were expensed during 2021 and $0.2 million were expensed during the three months ended March 31, 2022, $0.8 million was deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes. During the three and six months ended June 30, 2022, $0.2 million and $0.4 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.
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
The indenture relating to the 2024 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At June 30, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $6.3 million as a reduction of the debt proceeds being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During the three and six months ended June 30, 2022, $45,000 and $0.1 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and six months ended June 30, 2021, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
Based on the balance of the 2024 Notes outstanding of $44.7 million, we are required to pay $3.0 million per year in interest on the 2024 Notes. At June 30, 2022, accrued interest on the 2024 Notes was $0.3 million.
We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, seek to repurchase the 2024 Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. As described above within the 2028 Notes, on September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million of newly issued 2028 Notes, reflecting a call premium of 1.688%. Bond issuance costs of $1.1 million associated with the $112.8 million of the 2024 Notes are being amortized as part of the effective yield on the 2028 Notes.

Based on the then existing market conditions, we also completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
June 13, 2022	$5,000	$4,947	98.95%	$35	$18
June 10, 2022	3,000	2,970	99.00%	21	9
June 7, 2022	2,464	2,446	99.25%	17	1
May 17, 2022	2,525	2,500	99.00%	18	7
January 12, 2022	2,500	2,531	101.26%	22	(53)
December 10, 2021	35,000	35,591	101.69%	321	(912)
October 25, 2021	2,000	2,020	101.00%	19	(39)
October 12, 2021	250	251	100.38%	2	(3)
October 5, 2021	763	766	100.38%	7	(10)
October 4, 2021	628	629	100.13%	6	(7)
September 24, 2021	4,700	4,712	100.25%	44	(56)
January 30, 2020	2,250	2,194	97.50%	34	22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$97,489	$94,949		$1,218	$1,322

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
The ABL Facility is $30.0 million revolving credit facility due March 1, 2024, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue interest at a rate equal to a base rate or LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings.
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
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of June 30, 2022, the amount available under the ABL Facility was $24.0 million of which $10,000 was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.

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
The Credit Agreement provides for the following events of default: (i) default for non-payment
of any principal or letter of credit reimbursement when due or any interest, fees, or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At June 30, 2022, we were, and we remain, in compliance with all of the covenants under Credit Agreement.
We recorded debt issue costs of $0.9 million as an asset being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three and six months ended June 30, 2022, $28,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. During the three and six months ended June 30, 2021, $29,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. At June 30, 2022, the blended interest rate on amounts outstanding under the ABL Facility was 0.0%.
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
Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2022 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended June 30,	(Dollars in thousands)
2023	$10
2024	44,685
2025	—
2026	—
2027	—
Thereafter	114,731

$159,426

NOTE 12. FAIR VALUE MEASUREMENTS
As of June 30, 2022, the carrying value of cash and cash equivalents, accounts receivables, accounts payable, accrued expenses, and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at June 30, 2022, was $159.4 million compared to the estimated fair value of $153.1 million, based on the prevailing interest rates and trading activity of our Notes.
We have certain assets that are measured at fair value on a
non-recurring
basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.
The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	June 30, 2022
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$6	—	—	$6
Long-term debt less unamortized debt issuance costs	155,605	—	151,923	—

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
At December 31, 2021, we had net operating loss carryforwards for federal income tax purposes of approximately $98.4 million that expire in years 2024 through 2038 and for state income tax purposes of approximately $607.7 million that expire in years 2022 through 2041. As a result of our adjusted cumulative three-year pre-tax
book loss as of December 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income which resulted in recognition of a $48.1 million valuation allowance for the year ended December 31, 2020. During year 2021, through operational activity of the company primarily through various land sales throughout the year, Salem utilized its operating loss carryforwards and adjusted the related valuation allowance by $9 million bringing the total valuation allowance to $39.1 million for the year ended December 31, 2021. During interim period ended June 30, 2022, as the economy comes out of the
COVID-19
pandemic and
stay-at-home
shelter orders, the Company continues to monitor its budget; however, at this time the Company has determined it is more likely than not that a reasonable forecast beyond the current year does not provide enough evidence to measure its realization of December 31, 2021 and June 30, 2022 deferred tax assets.
During the interim period ended June 30, 2022, we computed the income tax provision using the estimated effective annual rate applicable for the full year. We updated our forecast to project income for the 2022 calendar year. In accordance with the guidance under FASB ASC Topic
740-270-25-4,
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
The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six-month
periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(Dollars in thousands)		(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$24	$34	$52	$36
Restricted stock shares compensation expense included in corporate expenses	—	—	—	54
Stock option compensation expense included in broadcast operating expenses	33	19	61	49
Stock option compensation expense included in digital media operating expenses	27	15	49	35

Total stock-based compensation expense, pre-tax	$84	$68	$162	$174

Tax expense for stock-based compensation expense	(22)	(18)	(42)	(45)

Total stock-based compensation expense, net of tax	$62	$50	$120	$129

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and six-month
periods ended June 30, 2022 and 2021:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021	June 30, 2022	June 30, 2022
Expected volatility	n/a	74.83%	n/a	84.69%
Expected dividends	n/a	0.00%	n/a	0.00%
Expected term (in years)	n/a	7.7	n/a	9.5
Risk-free interest rate	n/a	0.96%	n/a	1.61%
Activity with respect to the company’s option awards during the six-month
period ended June 30, 2022 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2022	1,900,417	$3.01	$1.37	4.4 years	$1,310
Granted	100,000	3.26	2.66		—
Exercised	(40,913)	2.31	1.16		50
Forfeited or expired	(166,164)	6.10	3.47		—

Outstanding at June 30, 2022	1,793,340	2.76	1.25	4.5 years	$549

Exercisable at June 30, 2022	1,066,090	3.36	1.40	3.0 years	174

Expected to Vest	690,524	2.78	1.26	4.5 years	$530

Activity with respect to the company’s restricted stock awards during the six-month
period ended June 30, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2022	—	—	—	—
Granted	14,854	3.66	—	$54
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2022	14,854	3.66	1.7	$31

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 30, 2022 of $2.12 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended June 30, 2022 and 2021, was $0.3 million.
As of June 30, 2022, there was $0.4 million of total unrecognized compensation cost related to non-vested
stock option awards. This cost is expected to be recognized over a weighted-average period of 3.1 years.
NOTE 16. EQUITY TRANSACTIONS
We account for stock-based compensation expense in accordance with FASB ASC Topic 718,
Compensation-Stock Compensation
. As a result, $0.1 million and $0.2 million of
non-cash
stock-based compensation expense has been recorded to additional paid-in
capital for the three- and
six-month
periods ended June 30, 2022 and 2021.

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
TM
Websites, SRN
TM
Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”) and Singing News
®
Radio.
Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 9 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets.
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

The table below presents financial information for each operating segment as of June 30, 2022 and 2021 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Three Months Ended June 30, 2022
Net revenue	$52,452	$10,804	$5,426	$—	$68,682
Operating expenses	42,489	8,273	5,432	4,781	60,975

Net operating income (loss) before debt modification costs, depreciation, amortization, impairments, and net (gain) loss on the disposition of assets	$9,963	$2,531	$(6)	$(4,781)	$7,707

Debt modification costs	—	—	—	20	20
Depreciation	1,530	979	89	260	2,858
Amortization	4	328	—	—	332
Impairment of indefinite-lived long-term assets other than goodwill	3,935	—	—	—	3,935
Impairment of goodwill	127	—	—	—	127
Net (gain) loss on the disposition of assets	(6,919)	(1)	—	27	(6,893)

Net operating income (loss)	$11,286	$1,225	$(95)	$(5,088)	$7,328

Three Months Ended June 30, 2021
Net revenue	$46,783	$10,339	$6,660	$—	$63,782
Operating expenses	36,162	8,338	6,426	4,192	55,118

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$10,621	$2,001	$234	$(4,192)	$8,664

Depreciation	1,603	860	44	234	2,741
Amortization	4	397	144	—	545
Net (gain) loss on the disposition of assets	—	65	(328)	—	(263)

Net operating income (loss)	$9,014	$679	$374	$(4,426)	$5,641

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Six Months Ended June 30, 2022
Net revenue	$100,884	$21,104	$9,303	$—	$131,291
Operating expenses	80,610	16,746	9,899	9,591	116,846

Net operating income (loss) before debt modification costs, depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$20,274	$4,358	$(596)	$(9,591)	$14,445

Debt modification costs	—	—	—	248	248
Depreciation	3,186	1,920	169	525	5,800
Amortization	8	658	—	—	666
Change in the estimated fair value of contingent earn-out consideration	—	(5)	—	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	3,935	—	—	—	3,935
Impairment of goodwill	127	—	—	—	127
Net (gain) loss on the disposition of assets	(8,657)	(1)	—	30	(8,628)

Net operating income (loss)	$21,675	$1,786	$(765)	$(10,394)	$12,302

Six Months Ended June 30, 2021
Net revenue	$90,831	$19,958	$12,346	$—	$123,135
Operating expenses	69,505	17,011	11,631	8,480	106,627

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$21,326	$2,947	$715	$(8,480)	$16,508

Depreciation	3,128	1,641	91	470	5,330
Amortization	8	829	289	—	1,126
Net (gain) loss on the disposition of assets	318	65	(328)	—	55

Net operating income (loss)	$17,872	$412	$663	$(8,950)	$9,997

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated

	(Dollars in thousands)
As of June 30, 2022
Inventories, net	$—	$—	$1,528	$—	$1,528
Property and equipment, net	62,370	8,115	641	8,587	79,713
Broadcast licenses	313,500	—	—	—	313,500
Goodwill	2,622	19,793	1,446	—	23,861
Amortizable intangible assets, net	221	1,578	—	—	1,799
As of December 31, 2021
Inventories, net	$—	$—	$960	$—	$960
Property and equipment, net	61,694	8,447	746	8,452	79,339
Broadcast licenses	320,008	—	—	—	320,008
Goodwill	2,750	19,790	1,446	—	23,986
Amortizable intangible assets, net	229	2,215	—	—	2,444
NOTE 18. SUBSEQUENT EVENTS
None.
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
Overview
Salem Media Group, Inc. (“Salem,” “we,” “us,” “our” or the “company”) is a domestic multimedia company specializing in Christian and conservative content, with media properties comprising radio broadcasting, digital media, and publishing. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com. Our annual reports on Form
10-K,
quarterly reports on Form
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
Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;

•	the sale of advertising time on our radio stations to national and local advertisers;

•	the sale of banner advertisements on our station websites or on our mobile applications;

•	the sale of digital streaming advertisements on our station websites or on our mobile applications;

•	fees earned for the creation of custom web pages and custom digital media campaigns for our advertisers through Salem Surround;

•	the sale of advertising time on our national network;

•	the syndication of programming on our national network;

•	the sale of advertising time through podcasts and video-on-demand services;

•	product sales and royalties for on-air host materials, including podcasts, programs and media content including documentary motion pictures, films; and

•
other revenue such as events, including ticket sales and sponsorships, listener purchase programs, where revenue is generated from special discounts and incentives offered to our listeners from our advertisers, talent fees for voice-overs or custom endorsements from our
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
In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash
exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the six months ended June 30, 2022 and 2021, 98% and 99%, respectively, of our broadcast revenue was sold for cash.
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
Known Trends and Uncertainties
Ongoing global supply chain disruptions from the pandemic have been further impacted with the military conflict in Ukraine. Additionally, increases in consumer prices, persistent inflation, the Federal Reserve’s raising of the federal funds interest rate and other actions to moderate inflation, may have a material impact on our business if the disruptions interfere with our customers advertising and promotional spending. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments, and right-of-use
assets. As a result, many estimates and assumptions require increased judgment and carry a higher degree of variability and volatility.
We will experience an increase in lease expense as several of our leases have escalations that are tied to Consumer Price Index (“CPI”). CPI increased 9.1% for the twelve months ending June 30, 2022, the largest
12-month
change since 1981, driven in large part by the energy sector.
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
Our broadcast advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 12.7% and 18.5%, respectively, of our total net broadcast advertising revenue during the six-month
period ended June 30, 2022, compared to 13.6% and 21.6%, respectively, of our total net broadcast advertising revenue during the same period of the prior year.
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
We define EBITDA as net income before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA before gains or losses on the sale or disposition of assets, before changes in the estimated fair value of contingent earn-out
consideration, before debt modification costs, before impairments, before net miscellaneous income and expenses, before (gain) loss on early retirement of debt, and before
non-cash
compensation expense. EBITDA and Adjusted EBITDA are commonly used by the broadcast and media industry as important measures of performance and are used by investors and analysts who report on the industry to provide meaningful comparisons between broadcasters. EBITDA and Adjusted EBITDA are not measures of liquidity or of performance in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, or superior to, our results of operations and financial condition presented in accordance with GAAP. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$46,783	$52,452	$90,831	$100,884
Net broadcast revenue – acquisitions	—	(14)	—	(247)
Net broadcast revenue – dispositions	(96)	(56)	(113)	(49)
Net broadcast revenue – format change	—	—	(65)	(111)

Same Station net broadcast revenue	$46,687	$52,382	$90,653	$100,477

Reconciliation of Broadcast Operating Expenses to Same Station Broadcast Operating Expenses
Broadcast operating expenses	$36,162	$42,489	$69,505	$80,610
Broadcast operating expenses – acquisitions	—	(63)	(1)	(279)
Broadcast operating expenses – dispositions	(81)	(24)	(214)	(48)
Broadcast operating expenses – format change	—	—	(131)	(132)

Same Station broadcast operating expenses	$36,081	$42,402	$69,159	$80,151

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$10,621	$9,963	$21,326	$20,274
Station operating (income) loss –acquisitions	—	49	1	32
Station operating (income) loss – dispositions	(15)	(32)	101	(1)
Station operating loss – format change	—	—	66	21

Same Station – Station Operating Income	$10,606	$9,980	$21,494	$20,326

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP
performance indicators are not to be considered a substitute for, or superior to, the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022

	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$46,783	$52,452	$90,831	$100,884
Less broadcast operating expenses	(36,162)	(42,489)	(69,505)	(80,610)

Station Operating Income	$10,621	$9,963	$21,326	$20,274

Net digital media revenue	$10,339	$10,804	$19,958	$21,104
Less digital media operating expenses	(8,338)	(8,273)	(17,011)	(16,746)

Digital Media Operating Income	$2,001	$2,531	$2,947	$4,358

Net publishing revenue	$6,660	$5,426	$12,346	$9,303
Less publishing operating expenses	(6,426)	(5,432)	(11,631)	(9,899)

Publishing Operating Income (Loss)	$234	$(6)	$715	$(596)

In the table below, we present a reconciliation of net income, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP
performance indicators are not to be considered a substitute for, or superior to, the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022

	(Dollars in thousands)
Reconciliation of Net Income to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income	$2,257	$9,117	$2,580	$10,856
Plus benefit from income taxes	(488)	(1,082)	(358)	(1,293)
Plus net miscellaneous income and (expenses)	(63)	1	(85)	—
Plus (gain) loss on early retirement of long-term debt	—	(35)	—	18
Plus earnings from equity method investment	—	(3,913)	—	(3,913)
Plus interest expense, net of capitalized interest	3,935	3,389	7,861	6,783
Less interest income	—	(149)	(1)	(149)

Net operating income	$5,641	$7,328	$9,997	$12,302

Plus net (gain) loss on the disposition of assets	(263)	(6,893)	55	(8,628)
Plus change in the estimated fair value of contingent earn-out consideration	—	—	—	(5)
Plus debt modification costs	—	20	—	248
Plus impairment of indefinite-lived long-term assets other than goodwill	—	3,935	—	3,935
Plus impairment of goodwill	—	127	—	127
Plus depreciation and amortization	3,286	3,190	6,456	6,466
Plus unallocated corporate expenses	4,192	4,781	8,480	9,591

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$12,856	$12,488	$24,988	$24,036

Station Operating Income	$10,621	$9,963	$21,326	$20,274
Digital Media Operating Income	2,001	2,531	2,947	4,358
Publishing Operating Income (Loss)	234	(6)	715	(596)

	$12,856	$12,488	$24,988	$24,036

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP
financial performance measures that are not to be considered a substitute for, or superior to, the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022

	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income	$2,257	$9,117	$2,580	$10,856
Plus interest expense, net of capitalized interest	3,935	3,389	7,861	6,783
Plus benefit from income taxes	(488)	(1,082)	(358)	(1,293)
Plus depreciation and amortization	3,286	3,190	6,456	6,466
Less interest income	—	(149)	(1)	(149)

EBITDA	$8,990	$14,465	$16,538	$22,663

Plus net (gain) loss on the disposition of assets	(263)	(6,893)	55	(8,628)
Plus change in the estimated fair value of contingent earn-out consideration	—	—	—	(5)
Plus debt modification costs	—	20	—	248
Plus impairment of indefinite-lived long-term assets other than goodwill	—	3,935	—	3,935
Plus impairment of goodwill	—	127	—	127
Plus net miscellaneous (income) and expenses	(63)	1	(85)	—
Plus (gain) loss on early retirement of long-term debt	—	(35)	—	18
Plus non-cash stock-based compensation	84	68	162	174

Adjusted EBITDA	$8,748	$11,688	$16,670	$18,532

RESULTS OF OPERATIONS
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
The following factors affected our results of operations and cash flows for the three months ended June 30, 2022 as compared to the same period of the prior year:

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

•	On June 27, 2022, we sold 9.3 acres of land in the Denver area for $8.2 million resulting in a pre-tax gain of $6.5 million.

•
On May 25, 2022, we sold radio stations
WFIA-AM,
WFIA-FM
and
WGTK-AM
in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under a TBA. We recorded a pre-tax
gain of $0.5 million.

•
On May 2, 2022, we acquired websites and related assets of Retirement Media for $0.2 million in cash. We recorded goodwill of approximately $2,400 associated with the expected synergies to be realized upon combining the operations into our digital media platform within Eagle Financial Publications. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

•	On February 15, 2022, we closed on the acquisition of radio station WLCC-AM and an FM translator in the Tampa, Florida market for $0.6 million of cash.

•	On January 10, 2022, we closed on the sale of 4.5 acres of land in Phoenix, Arizona for $2.0 million in cash. We recorded a pre-tax gain of $1.8 million on the sale.
Debt Transactions

•
During the three months ended June 30, 2022, we completed repurchases of $13.0 million of the 2024 Notes for $12.9 million in cash, recognizing a net gain of $35,000 after adjusting for bond issuance costs as detailed in Note 11 – Long-Term Debt of our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form
10-Q.

Net Broadcast Revenue

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022

	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$46,783	$52,452	$5,669	12.1%	73.3%	76.4%
Same Station Net Broadcast Revenue	$46,687	$52,382	$5,695	12.2%
The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,
	2021		2022

	(Dollars in thousands)
Block Programming:
National	$11,861	25.4%	$13,340	25.4%
Local	5,817	12.4%	5,876	11.2%

	17,678	37.8%	19,216	36.6%
Broadcast Advertising:
National	3,458	7.4%	4,059	7.7%
Local	10,546	22.5%	11,269	21.5%

	14,004	29.9%	15,328	29.2%
Station Digital (local)	7,728	16.5%	9,881	18.9%
Infomercials	225	0.5%	182	0.4%
Network	4,950	10.6%	5,409	10.3%
Other Revenue	2,198	4.7%	2,436	4.6%

Net Broadcast Revenue	$46,783	100.0%	$52,452	100.0%

Block programming revenue increased 8.7% to $19.2 million from $17.7 million due to an increase in rates and higher demand from the expansion of existing programs and the launch of new programs. Our 2022 annual renewals with national programmers reflected an average increase of 2.6% in rates. National programming from our Christian Teaching and Talk format radio stations increased $1.3 million while News Talk increased $0.1 million. Local programming increased $0.1 million from our News Talk format radio stations that was partially offset with a decline from Christian Teaching and Talk format radio stations.
Net advertising revenue increased 9.5%, or $1.3 million ($0.5 million net of political), to $15.3 million from $14.0 million, driven by a 17.4% increase in national spots and a 6.9% increase in local spots. National spot sales increased $0.2 million excluding political and local spot sales increased $0.3 million excluding political revenue. The largest increase was $0.7 million from our News Talk format stations followed by a $0.2 million increase from our Christian Teaching and Talk format ratio stations that was offset with a $0.4 million decline from our CCM format radio stations. The increase reflects a higher demand for advertising as pandemic restrictions ease but remains below pre-pandemic
levels. National spot advertising is impacted by advertisers that are limiting ad spending as concerns grow regarding inflation and the overall state of the economy.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased 27.9%, or $2.2 million, to $9.9 million from $7.7 million. The increase includes a $0.6 million increase of revenue generated from SalemNow, our video-on-demand
service through Salem Consumer Products, that received distribution fees from the documentary motion picture that we invested in. We also saw increases of $0.7 million in digital marketing services through Salem Surround, a $0.4 million increase in advertising from the Salem Podcast Network, a $0.1 million increase in streaming revenue, a $0.3 million increase in digital advertising revenue from our station websites, and a $0.1 million increase from our networks. There were no significant changes in digital rates as compared to the prior year.
We experienced a small decline in infomercial revenue of $43,000 due to a lower number of infomercials aired during the period with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.
Network revenue, net of amounts reported as digital, increased 9.3%, or $0.5 million, due to a $0.3 million increase in political advertising and a $0.2 million increase in revenue from our nationally syndicated host programs. There were no significant changes in rates as compared to the same period of the prior year.
Other revenue increased 10.8%, or $0.2 million, due to an increase in event revenue. Revenue from live events can vary from period to period based on the nature and timing of events, audience demand, any applicable local pandemic restrictions, and in some cases, the weather which can affect attendance. While pandemic restrictions have eased, we continue to offer some virtual events as conditions warrant.
On a Same Station basis, net broadcast revenue increased $5.7 million, which reflects these items net of the impact of stations acquisitions, dispositions, and format changes.
Net Digital Media Revenue

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,339	$10,804	$465	4.5%	16.2%	15.7%
The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended June 30,
	2021		2022
	(Dollars in thousands)
Digital Advertising, net	$4,393	42.5%	$4,549	42.1%
Digital Streaming	862	8.3	897	8.3
Digital Subscriptions	3,299	31.9	3,191	29.5
Digital Downloads	1,694	16.4	2,047	19.0
Other Revenues	91	0.9	120	1.1

Net Digital Media Revenue	$10,339	100.0%	$10,804	100.0%

Digital advertising revenue net of agency commissions, or national net digital revenue, increased 3.6%, or $0.2 million, including a $0.3 million increase from Salem Web Network and a $0.1 million increase from Townhall Media, which was offset with a $0.2 million decline from Eagle Financial Publications. These changes were driven by the number of advertisements placed with no significant changes in rates as compared to the same period of the prior year.
Digital streaming revenue increased $35,000 based on increased demand for content available from our Christian websites. There were no significant changes in sales volume or rates as compared to the same period of the prior year.
Digital subscription revenue decreased 3.3%, or $0.1 million, including a $0.4 million decline from Eagle Financial Publications that was offset with a $0.2 million increase from Townhall VIP and a $0.1 million increase from Salem Web Network. The decline in new subscriptions for Eagle Financial Publications reflects the impact of the sale of Hilary Kramer newsletters. There were no significant changes in rates as compared to the same period of the prior year.
Digital download revenue increased 20.8%, or $0.4 million, due to a higher volume of downloads from our church product websites with no significant changes in rates as compared to the same period of the prior year.
Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which increased slightly in volume with no changes in rates over the same period of the prior year.
Net Publishing Revenue

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$6,660	$5,426	$(1,234)	(18.5)%	10.4%	7.9%
The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended June 30,
	2021		2022
	(Dollars in thousands)
Book Sales	$6,212	93.3%	$3,643	67.1%
Estimated Sales Returns & Allowances	(1,918)	(28.8)	(609)	(11.2)
Net Book Sales	4,294	64.5	3,034	55.9
E-Book Sales	453	6.8	338	6.3
Self-Publishing Fees	1,550	23.3	1,652	30.4
Print Magazine Subscriptions	104	1.6	—	—
Print Magazine Advertisements	54	0.8	—	—
Digital Advertising	70	1.1	—	—
Other Revenue	135	2.0	402	7.4

Net Publishing Revenue	$6,660	100.0%	$5,426	100.0%

Net book sales declined 29.3%, or $1.3 million, including a $1.1 million decline from Regnery Publishing, as book sales reflect a 6% decrease in the average price per unit sold, a 39% decrease in volume and a $0.2 million decline from Salem Author Services. Book sales through Regnery Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The decline of $1.3 million in estimated sales returns and allowances reflects a lower number of print books sold through Regnery Publishing. The decline in book sales from Salem Author Services was due to a reduction in the number of books sold with no significant changes in sale prices.
Regnery Publishing
e-book
sales declined 25.4%, or $0.1 million, due to a 47% decrease in sales volume what was offset by a 41% increase in the average price per unit sold.
E-book
sales vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on a book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.
Self-publishing fees increased 6.6%, or $0.1 million, due an increase in the number of authors with no significant change in fees charged to authors.
There have been no sales of print magazine subscriptions and print advertising revenues following the sale of Singing News Magazine on May 25, 2021. Digital advertising was not significant to Publishing and is no longer sold.
Other revenue includes change fees, video trailers and website revenues and subright revenue for foreign translation and audio books for original published titles from Regnery
®
Publishing. Subright revenue increased $0.3 million due to higher volume. There were no significant changes in rates as compared to the same period of the prior year.
Broadcast Operating Expenses

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$36,162	$42,489	$6,327	17.5%	56.7%	61.9%
Same Station Broadcast Operating Expenses	$36,081	$42,402	$6,321	17.5%
Broadcast operating expenses increased 17.5%, or $6.3 million, including a $5.0 million increase from broadcast stations, a $0.9 million increase from Salem Surround, and a $0.4 million increase from Salem Podcast Network. The increase in expenses associated with Salem Surround and Salem Podcast Network are consistent with the growth of these entities in expanding digital product offerings through our broadcast division. The increase of $5.0 million from our broadcast stations includes a $1.9 million increase in payroll costs primarily driven by an increase in commissions and the January 2022 reinstatement of the company 401(k) match, a $1.6 million increase in professional services, a $0.7 million increase in travel and entertainment, a $0.4 million increase in advertising and event costs, a $0.2 million increase in facility-related expenses and a $0.1 million increase in production and programming costs.
On a same-station basis, broadcast operating expenses increased 17.5%, or $6.3 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of station acquisitions, dispositions, and format changes.
Digital Media Operating Expenses

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,338	$8,273	$(65)	(0.8)%	13.1%	12.0%
Digital media operating expenses declined 0.8%, or $0.1 million, including a $0.2 million decrease in software and streaming costs, a $0.1 million decrease in costs of sales, a $0.1 million decrease in bad debt expense and a $0.1 million decrease in royalties, which were offset by a $0.4 million increase in employee related costs including $0.1 million associated with the reinstatement of the company 401(k) match effective January 1, 2022.

Publishing Operating Expenses

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$6,426	$5,432	$(994)	(15.5)%	10.1%	7.9%
Publishing operating expenses declined 15.5%, or $1.0 million, including a $0.6 million decrease in royalty expense consistent with lower revenue, a $0.4 million decrease in the cost of sales and a $0.1 million decrease in payroll costs due to the sale of Singing News Magazine in May 2021, that was partially offset by a $0.1 million increase in bad debt expense. The decrease in cost of sales includes a $0.2 million reduction from the number of print books sold by Regnery
®
Publishing, a $0.1 million decrease in Salem Author Services and a $0.1 million decline from the sale of Singing News Magazine. The gross profit margin for Regnery
®
Publishing declined to 38% from 50% as sales volume decreased. Regnery
®
Publishing margins vary based on the volume of
e-book
sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 79% from 74%.
Unallocated Corporate Expenses

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,192	$4,781	$589	14.1%	6.6%	7.0%
Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, which are not directly attributable to any one of our operating segments. The increase of 14.1%, or $0.6 million, includes a $0.3 million increase in travel and entertainment, and a $0.2 million increase in employee related costs associated with executive bonuses and the reinstatement of the company 401(k) match effective January 1, 2022.
Debt Modification Costs

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$—	$20	$20	—%	—%	—%
We recorded additional debt modification costs of $20,000 during the first quarter of 2022 associated with the refinance of $112.8 million of the 2024 Notes for $114.7 million of the 2028 Notes.
Depreciation Expense

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,741	$2,858	$117	4.3%	4.3%	4.2%
Depreciation expense increased slightly due to acquisitions of property and equipment, including capital projects that were delayed due to the pandemic. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.
Amortization Expense

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$545	$332	$(213)	(39.1)%	0.9%	0.5%
The decline in amortization expense reflects the impact of fully amortized domain names, customer lists and contracts, and subscriber base lists that have estimated useful lives from three to five years. These assets were fully amortized by early 2021, with a lower level of acquisition activity in recent years, resulting in lower amortization expense. There were no changes in our amortization methods or the estimated useful lives of our asset groups.
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$3,935	$3,935	—%	—%	5.7%
We performed an interim review of broadcast licenses for impairment at June 30, 2022. Based on our review and analysis, we determined that the carrying value of broadcast licenses in seven of our market clusters were impaired as of the interim testing period ending June 30, 2022. We recorded an impairment charge of $3.9 million to the value of broadcast licenses in Columbus, Dallas, Greenville, Honolulu, Orlando, Portland, and Sacramento. The impairment charges were driven by an increase in the WACC that was partially offset with improvements in revenue growth rates over those used in the year-end
valuation forecasts.

Impairment of Goodwill

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$—	$127	$127	—%	—%	0.2%
As a result of changes in macroeconomic conditions and rising interest rates that increase the WACC, we performed an interim review of goodwill for impairment at June 30, 2022. Based on our review and analysis, we recorded an impairment charge of $0.1 million to goodwill in one of our broadcast markets at June 30, 2022.
Net (Gain) Loss on the Disposition of Assets

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$(263)	$(6,893)	$(6,630)	2,520.9%	(0.4)%	(10.0)%
The net gain on the disposition of assets of $6.9 million for the three-month period ending June 30, 2022 reflects a $6.5 million pre-tax
gain on the sale of land used in our Denver, Colorado broadcast operations and a $0.5 million pre-tax
gain on the sale of our radio stations in Louisville, Kentucky that was offset with $0.1 million of net losses from various fixed asset disposals.
The net gain on the disposition of assets of $0.3 million for the three-month period ending June 30, 2021 includes a $0.5 million pre-tax
gain on the sale of Singing News Magazine and Singing News Radio that was offset by an additional $0.1 million loss recorded at the time of closing on the sale of radio station
WKAT-AM
and FM translator in Miami, Florida as well as various other fixed asset disposals.
Other Income (Expense)

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$—	$149	$149	—%	—%	0.2%
Interest Expense	(3,935)	(3,389)	(546)	(13.9)%	(6.2)%	(4.9)%
Gain (Loss) on Early Retirement of Long-Term Debt	—	35	35	—%	—%	0.1%
Earnings from equity method investment	—	3,913	3,913	—%	—%	5.7%
Net Miscellaneous Income and (Expenses)	63	(1)	(64)	(101.6)%	0.1%	—%
Interest income represents earnings on excess cash, interest due under promissory notes and interest earned from our equity investment in OPA.
Interest expense includes interest due on outstanding debt balances, and non-cash
accretion associated with deferred installments and contingent earn-out
consideration from certain acquisitions. The decrease of $0.5 million reflects the lower outstanding balance of the Notes, the lower outstanding balance of the ABL Facility, and finance lease obligations outstanding during the three-months ended June 30, 2022.
The gain on the early retirement of long-term debt for the three months ended June 30, 2022, reflects $13.0 million of repurchases of the Notes at prices below face value resulting in a pre-tax
gain of $35,000.
We recorded $3.9 million of earnings from our equity investment in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The motion picture
, 2,000 Mules
, was released in May 2022.
Net miscellaneous income and expenses includes
non-operating
receipts such as usage fees and other expenses.
Benefit from Income Taxes

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Benefit from Income Taxes	$(488)	$(1,082)	$(594)	121.7%	(0.8)%	(1.6)%
We recognized a tax benefit of $1.1 million for the three months ended June 30, 2022, as compared to $0.5 million for the same period of the prior year. The benefit from income taxes as a percentage of income before income taxes, or the effective tax rate, was (13.5)% for the three months ended June 30, 2022, compared to (27.6)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (13.5)% is primarily driven by projected utilization of operating loss carryforwards, along with certain expenses that are nondeductible for income tax purposes relative to pre-tax
book income, and tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions for state jurisdictions in which a full valuation allowance has been recording against net operating loss carryforward.

Net Income

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$2,257	$9,117	$6,860	303.9%	3.5%	13.3%
Net income increased $6.8 million to $9.1 million for the three months ended June 30, 2022, from $2.3 million during the same period of the prior year as described above.
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
The following factors affected our results of operations and cash flows for the six months ended June 30, 2022 as compared to the same period of the prior year:
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

•	On June 27, 2022, we sold 9.3 acres of land in the Denver area for $8.2 million resulting in a pre-tax gain of $6.5 million.

•
On May 25, 2022, we sold radio stations
WFIA-AM,
WFIA-FM
and
WGTK-AM
in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under TBA. We recorded a pre-tax
gain of $0.5 million.

•
On May 2, 2022, we acquired websites and related assets of Retirement Media for $0.2 million in cash. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

•	On February 15, 2022, we closed on the acquisition of radio station WLCC-AM and an FM translator in the Tampa, Florida market for $0.6 million of cash.

•	On January 10, 2022, we closed on the sale of 4.5 acres of land in Phoenix, Arizona for $2.0 million in cash. We recorded a pre-tax gain of $1.8 million on the sale.

•	On November 30, 2021, we sold approximately 77 acres of land in Tampa, Florida for $13.5 million in cash. We recognized a pre-tax gain on the sale of $12.9 million.

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

Debt Transactions
During the six months ended June 30, 2022, we completed repurchases of $15.5 million of the 2024 Notes for $15.4 million in cash, recognizing a net loss of $18,000 after adjusting for bond issuance costs as detailed in Note 11 – Long-Term Debt of our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form
10-Q.
During the six months ended June 30, 2021, we received $11.2 million in aggregate principal amount of PPP loans through the SBA that were available to our radio stations and networks under the CAA. During July 2021, the SBA forgave all but $20,000 of the PPP loans.
Net Broadcast Revenue

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$90,831	$100,884	$10,053	11.1%	73.8%	76.8%
Same Station Net Broadcast Revenue	$90,653	$100,477	$9,824	10.8%
The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2020		2021
	(Dollars in thousands)
Block Programming:
National	$23,322	25.7%	$26,399	26.2%
Local	11,773	13.0%	12,049	11.9%

	35,095	38.6%	38,448	38.1%
Broadcast Advertising:
National	7,118	7.8%	7,700	7.6%
Local	19,441	21.4%	21,552	21.4%

	26,559	29.2%	29,252	29.0%
Broadcast Digital (local)	14,797	16.3%	18,087	17.9%
Infomercials	462	0.5%	373	0.4%
Network	9,821	10.8%	10,240	10.2%
Other Revenue	4,097	4.5%	4,484	4.8%

Net Broadcast Revenue	$90,831	100.0%	$100,884	100.0%

Block programming revenue increased 9.6% to $38.4 million from $35.1 million, due to an increase in rates and higher demand from the expansion of existing programs and the launch of new programs. Our 2022 annual renewals with national programmers reflected an average increase of 2.6% in rates. National programming from our Christian Teaching and Talk format radio stations increased $2.8 million while our News Talk format stations increased $0.3 million. Local programming increased $0.2 million from our News Talk format radio stations and $0.1 million from our Christian Teaching and Talk format radio stations.
Net advertising revenue increased 10.1%, or $2.7 million ($1.6 million net of political), to $29.3 million from $26.6 million, driven by an 8.2% increase in national spots and a 10.9% increase in local spots. Local spot sales increased $1.6 million excluding political revenue while national spot sales decreased $0.1 million excluding political revenue. The largest increase was $0.8 million from our News Talk format stations followed by a $0.3 million increase from our Christian Teaching and Talk format ratio stations and a $0.2 million increase from our CCM format radio stations. The increase reflects a higher demand for advertising as pandemic restrictions ease but remains below pre-pandemic
levels. National spot advertising is impacted by advertisers that are limiting ad spending as concerns grow regarding inflation and the overall state of the economy.
Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased 22.2%, or $3.3 million. The increase includes $0.6 million of revenue generated from SalemNow, our video-on-demand
service through Salem Consumer Products, which received distribution fees from
2,000 Mules
, the documentary motion picture we invested in during 2022. We also saw increases of $2.0 million from digital marketing services through Salem Surround, a $0.2 million increase from Salem Podcast Network, a $0.3 million increase in streaming revenue, and a $0.5 million increase in digital advertising revenue from our station websites that were partially offset by a $0.2 million decrease from our networks. There were no significant changes in digital rates as compared to the prior year.
We experienced a small decline in infomercial revenue of $89,000 due to a lower number of infomercials aired during the period with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.
Network revenue, net of amounts reported as digital, increased 4.3%, or $0.4 million, including a $0.2 million increase in political advertising and a $0.2 million increase from our nationally syndicated host programs.

Other revenue increased 9.4%, or $0.4 million, including a $0.6 million increase in event revenue that was offset with a $0.2 million decrease in listener purchase program revenue from lower half price tuition sales. Event revenue varies from period to period based on the nature and timing of events, audience demand, any applicable local pandemic restrictions, and in some cases, the weather which can affect attendance. While pandemic restrictions have eased, we continue to offer some virtual events as conditions warrant.
On a Same Station basis, net broadcast revenue increased $9.8 million, which reflects these items net of the impact of stations acquisitions, dispositions, and format changes.
Net Digital Media Revenue

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$19,958	$21,104	$1,146	5.7%	16.2%	16.1%
The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Six Months Ended June 30,
	2021		2022
	(Dollars in thousands)
Digital Advertising, net	$8,806	44.1%	$9,088	43.1%
Digital Streaming	1,706	8.5	1,798	8.5
Digital Subscriptions	6,072	30.4	6,343	30.1
Digital Downloads	3,173	15.9	3,645	17.3
Other Revenues	201	1.1	230	1.0

Net Digital Media Revenue	$19,958	100.0%	$21,104	100.0%

Digital advertising revenue net of agency commissions, or national net digital revenue, increased 3.2%, or $0.2 million, including a $0.5 million increase from Salem Web Network that was offset with a $0.3 decline from Eagle Financial Publications. On a year-to-date
basis, there were no significant changes in revenue from Townhall Media. There were no significant changes in rates as compared to the same period of the prior year.
Digital streaming revenue increased 5.4%, or $0.1 million, based on increased demand for content available from our Christian websites. There were no significant changes in sales volume or rates.
Digital subscription revenue increased 4.5%, or $0.3 million, including a $0.4 million increase from Salem Web Network and a $0.3 million increase from Townhall VIP, that were offset with a $0.5 million decline from Eagle Financial Publications from a reduction in the number of new subscriptions generated. The decline in new subscriptions for Eagle Financial Publications reflects the impact of the sale of Hilary Kramer newsletters.
Digital download revenue increased 14.9%, or $0.5 million, due to a higher volume of downloads from our church product websites with no significant changes in rates as compared to the same period of the prior year.
Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which increased slightly in volume with no changes in rates over the same period of the prior year.
Net Publishing Revenue

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$12,346	$9,303	$(3,043)	(24.6)%	10.0%	7.1%
The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Six Months Ended June 30,
	2021		2022
	(Dollars in thousands)
Book Sales	$10,513	85.2%	$6,204	66.7%
Estimated Sales Returns & Allowances	(3,011)	(24.4)	(1,444)	(15.5)

Net Book Sales	7,502	60.8	4,760	51.2
E-Book Sales	792	6.4	625	6.7
Self-Publishing Fees	3,174	25.7	3,379	36.3
Print Magazine Subscriptions	262	2.1	—	—
Print Magazine Advertisements	122	1.0	—	—
Digital Advertising	132	1.1	—	—
Other Revenue	362	2.9	539	5.8

Net Publishing Revenue	$12,346	100.0%	$9,303	100.0%

Net book sales declined 36.6%, or $2.7 million, which includes a $2.5 million decline from Regnery Publishing, as book sales reflect a 5% decrease in the average price per unit sold, a 38% decrease in volume and a $0.2 million decline from Salem Author Services. Book sales through Regnery Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The decline of $1.6 million in estimated sales returns and allowances reflects a lower number of print books sold through Regnery Publishing. The decline in book sales from Salem Author Services was due to a reduction in the number of books sold with no significant changes in sale prices.
Regnery Publishing
e-book
sales declined 21.1%, or $0.2 million, due to a 5% decrease in sales volume and a 17% decrease in the average price per unit sold.
E-book
sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on a book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.
Self-publishing fees increased 6.5%, or $0.2 million, due an increase in the number of authors with no material change in fees charged to authors.
There have been no sales of print magazine subscriptions and print advertising revenues following the sale of Singing News Magazine on May 25, 2021. Digital advertising was not significant to Publishing and is no longer sold.
Other revenue includes change fees, video trailers and website revenues and subright revenue for foreign translation and audio books for original published titles from Regnery
®
Publishing. Subright revenue increased 48.9%, or $0.2 million, due to higher demand. There were no changes in volume or rates.
Broadcast Operating Expenses

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$69,505	$80,610	$11,105	16.0%	56.4%	61.4%
Same Station Broadcast Operating Expenses	$69,159	$80,151	$10,992	15.9%
Broadcast operating expenses increased 16.0%, or $11.1 million, including an$8.0 million increase from broadcast stations, a $2.1 million increase from Salem Surround, and a $1.0 million increase from Salem Podcast Network. The increase in expenses associated with Salem Surround and Salem Podcast Network are consistent with the growth of these entities in expanding new digital product offerings through our broadcast division. The increase of $8.0 million from our broadcast stations includes a $3.0 million increase in payroll costs primarily driven by an increase in commissions and the January 2022 reinstatement of the company 401(k) match, a $1.6 million increase in professional services, a $1.0 million increase in advertising and event costs, a $1.0 million increase in travel and entertainment, a $0.6 million increase in facility-related expenses, a $0.4 million increase in production and programming costs, a $0.2 million increase in health insurance costs, and a $0.2 million increase in bad debt expense.
On a same-station basis, broadcast operating expenses increased 15.9%, or $11.0 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up
costs associated with acquisitions, station dispositions and format changes.
Digital Media Operating Expenses

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$17,011	$16,746	$(265)	(1.6)%	13.8%	12.8%
Digital media operating expenses declined 1.6%, or $0.3 million, including a $0.4 million decrease in software and streaming costs, a $0.3 million decrease in royalties, a $0.1 million decrease in costs of sales, a $0.1 million decrease in sales-based commissions and bonuses, a $0.1 million decrease in advertising and promotional expenses and a $0.1 million decrease in professional services, that were offset by a $0.7 million increase in employee related costs including $0.2 million associated with the reinstatement of the company 401(k) match effective January 1, 2022 and a $0.2 million increase in bad debt expense.
Publishing Operating Expenses

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$11,631	$9,899	$(1,732)	(14.9)%	9.4%	7.5%
Publishing operating expenses declined 14.9%, or $1.7 million, including a $0.7 million decrease in the cost of sales, a $0.7 million decrease in royalty expense consistent with lower revenues, a $0.4 million decrease in payroll costs due to the sale of Singing News Magazine in May 2021 partially offset by a $0.1 million increase in bad debt expense. The decrease in cost of sales includes a $0.4 million reduction from the number of print books sold by Regnery
®
Publishing, a $0.2 million decline from the sale of Singing News Magazine and a $0.1 million decrease in Salem Author Services. The gross profit margin for Regnery
®
Publishing declined to 41% from 55% as sales volume decreased. Regnery
®
Publishing margins vary based on the volume of
e-book
sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 79% from 75%.

Unallocated Corporate Expenses

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$8,480	$9,591	$1,111	13.1%	6.9%	7.3%
Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, which are not directly attributable to any one of our operating segments. The increase of 13.1%, or $1.1 million, includes a $0.6 million increase in employee related costs associated with executive bonuses and the reinstatement of the company 401(k) match effective January 1, 2022, a $0.3 million increase in travel and entertainment, and a $0.2 million increase in facility-related expenses.
Debt Modification Costs

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$—	$248	$248	—%	—%	0.2%
We recorded additional debt modification costs of $0.2 million during the first half of 2022 associated with the refinance of $112.8 million of the 2024 Notes for $114.7 million of the 2028 Notes.
Depreciation Expense

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$5,330	$5,800	$470	8.8%	4.3%	4.4%
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
Amortization Expense

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,126	$666	$(460)	(40.9)%	0.9%	0.5%
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
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$3,935	$3,935	—%	—%	3.0%
As a result of changes in macroeconomic conditions and rising interest rates that increase the WACC we performed an interim review of broadcast licenses for impairment at June 30, 2022. Based on our review and analysis, we determined that the carrying value of broadcast licenses in seven of our market clusters were impaired as of the interim testing period ending June 30, 2022. We recorded an impairment charge of $3.9 million to the value of broadcast licenses in Columbus, Dallas, Greenville, Honolulu, Orlando, Portland, and Sacramento. The impairment charges were driven by increases in the WACC that were partially offset with revenue growth rates that improved over year-end
forecasts.
Impairment of Goodwill

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$—	$127	$127	—%	—%	0.1%

As a result of changes in macroeconomic conditions and rising interest rates that increase the WACC, we performed an interim review of goodwill for impairment at June 30, 2022. Based on our review and analysis, we recorded an impairment charge of $0.1 million to goodwill in one of our broadcast markets at June 30, 2022.
Net (Gain) Loss on the Disposition of Assets

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$55	$(8,628)	$(8,683)	(15,787.3)%	—%	(6.6)%
The net gain on the disposition of assets of $8.6 million for the three-month period ending June 30, 2022 reflects a $6.5 million pre-tax
gain on the sale of land used in our Denver, Colorado broadcast operations, a $1.8 million pre-gain
on the sale of land used in our Phoenix, Arizona broadcast operations, and a $0.5 million pre-tax
gain on the sale of our radio stations in Louisville, Kentucky that was offset with $0.2 million of net losses from various fixed asset disposals.
The net loss on the disposition of assets of $0.1 million for the six-month
period ended June 30, 2021 reflects the $0.5 million
pre-tax
gain on the sale of Singing News Magazine and Singing News Radio offset by $0.4 million additional loss recorded at closing on the sale of radio station
WKAT-AM
and FM translator in Miami, Florida and various fixed asset disposals.
Other Income (Expense)

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$149	$148	14,800.0%	—%	0.1%
Interest Expense	(7,861)	(6,783)	(1,078)	(13.7)%	(6.4)%	(5.2)%
Gain (Loss) on Early Retirement of Long-Term Debt	—	(18)	(18)	—%	—%	—%
Earnings from equity method investment	—	3,913	3,913	—%	—%	3.0%
Net Miscellaneous Income and (Expenses)	85	—	(85)	(100.0)%	0.1%	—%
Interest income represents earnings on excess cash, interest due under promissory notes, and interest earned from our equity investment in OPA.
Interest expense includes interest due on outstanding debt balances, and non-cash
accretion associated with deferred installments and contingent earn-out
consideration from certain acquisitions. The decrease of $1.1 million reflects the lower outstanding balance of the Notes, the lower outstanding balance of the ABL Facility, and finance lease obligations outstanding during the six-months
ended June 30, 2022.
The loss on the early retirement of long-term debt for the six months ended June 30, 2022, reflects $15.5 million of repurchases of the Notes at prices below face value resulting in a pre-tax
loss of $18,000.
We recorded $3.9 million of earnings from our equity investment in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The motion picture
, 2,000 Mules
, was released in May 2022.
Net miscellaneous income and expenses includes
non-operating
receipts such as usage fees and other expenses.
Benefit from Income Taxes

	Six Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Benefit from Income Taxes	$(358)	$(1,293)	$(935)	261.2%	(0.3)%	(1.0)%
We recognized a tax benefit of $1.3 million for the six months ended June 30, 2022 as compared to $0.4 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was (13.5)% for the six months ended June 30, 2022 compared to (16.1)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (13.5)% is driven by certain expenses that are nondeductible for income tax purposes relative to pre-tax
book loss, tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions and projected utilization of operating loss carryforwards.
At December 31, 2021, we had net operating loss carryforwards for federal income tax purposes of approximately $98.4 million that expire in years 2024 through 2038 and for state income tax purposes of approximately $607.7 million that expire in years 2022 through 2041. During the six-month
period ending June 30, 2022, we utilized net operating losses of approximately $11.3 million and $5.6 million for federal and states respectively, resulting in ending federal net operating loss carryforward of $87.1 million and state net operating loss carryforward of $602.1 million.

Net Income

	Six Months Ended June 30,
	2021	2022	Change $	Change%	2021	2022

	(Dollars in thousands)				% of Total Net Revenue
Net Income	$2,580	$10,856	$8,276	320.8%	2.1%	8.3%
Net income increased $8.3 million to $10.8 million for the six months ended June 30, 2022, from $2.5 million during the same period of the prior year as described above.
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided emergency economic assistance for individuals and businesses impacted by the
COVID-19
pandemic, including opportunities for additional liquidity, loan guarantees, and other government programs. The Consolidated Appropriations Act (“CAA”) included a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We utilized certain benefits of the CARES Act and the CAA, including:

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
per-location
basis; and

o	In July 2021, the SBA forgave all but $20,000 of the PPP loans, with the remaining PPP loan repaid in July 2021.
During 2020 we began to keep higher balances of cash and cash equivalents on-hand
to meet operating needs due to the adverse economic conditions of the
COVID-19
pandemic. Historically, we kept the balance of cash and cash equivalents on-hand
low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents decreased $17.3 million to $2.5 million at June 30, 2022 as compared to $19.8 million at June 30, 2021. Working capital decreased $17.5 million to $(8.5) million at June 30, 2022 compared to $9.0 million at June 30, 2021 due to the $17.3 million decrease in cash and cash equivalents.
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

Net cash provided by operating activities during the
six-month
period ended June 30, 2022 decreased $2.4 million to $7.8 million compared to $10.2 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Total net revenue increased $8.2 million;

•
Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out
consideration, impairments and net gain (loss) on the disposition of assets, increased $10.2 million;

•	Trade accounts receivables, net of allowances, increased $3.6 million compared to an increase of $0.1 million for the same period of the prior year;

•	Unbilled revenue decreased $0.4 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 52 days at June 30, 2022 from 58 days in the same period of the prior year;

•	Net accounts payable and accrued expenses increased $9.4 million to $33.6 million from $24.2 million as of the prior year; and

•	Net inventories on hand increased $0.6 million to $1.5 million at June 30, 2022 compared to a $0.2 million increase to $0.7 million for the same period of the prior year.
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
During the
six-month
period ending June 30, 2022, we invested an additional $3.5 million of cash in OneParty America LLC (“OPA”), an entity formed for the purpose of developing, producing, and distribution a documentary motion picture. We recorded our equity method investment at cost with subsequent adjustments to the carrying value for our share of the earnings or losses of OPA. Distributions received from the equity method investment were recorded as reductions in the carrying value of such investment and are classified on the unaudited condensed consolidated interim statements of cash flows pursuant to the cumulative earnings approach. Under the cumulative earnings approach, distributions received are accounted for as a return on investment in cash inflows from operating activities unless the cumulative distributions received exceed the cumulative equity in earnings recognized from the investment. When such an excess occurs, the current period distributions up to this excess are considered returns of investment and are classified as cash inflows from investing activities. We received our total investment of $4.5 million from OPA during the second quarter of 2022 that is reflected as investing cash inflows. All other receipts from OPA are reflected in operating cash flows representing our share of revenue from the documentary motion picture.
We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based
offerings, improve our facilities, and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our original 2022 budget, we plan to incur additional capital expenditures of approximately $4.4 million during the remainder of 2022.
We plan to fund any future purchases and any future acquisitions from cash on hand, operating cash flow or our credit facilities.
Net cash flow from investing activities increased $11.5 million to $8.3 million net cash provided during the six-month
period ended June 30, 2022 from net cash used of $3.2 million during the same period of the prior year. The increase in net cash flow from investing activities was the result of:

•	Cash paid for capital expenditures increased $2.2 million to $6.2 million from $4.0 million;

•	Cash paid for investments was $3.5 million in the current year;

•	Cash received from return of investments was $4.5 million in the current year;

•	We received $14.2 million of cash from the sale of assets during the six months ended June 30, 2022 compared to $3.6 million of cash during same period of the prior year; and

•	Cash paid for acquisitions was $0.7 million for the six months ended June 30, 2022 compared to $1.9 million during the same period of the prior year.
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

During the
six-month
period ended June 30, 2022, the principal balances outstanding under the Notes and ABL Facility ranged from $158.9 million to $174.5 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.
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
Net cash flow from financing activities decreased $21.9 million to $15.4 million net cash used during the six-month
period ended June 30, 2022 from net cash provided by $6.5 million during the same period of the prior year. The decrease in net cash flow from financing activities includes:

•	Proceeds of $11.2 million under PPP loans were received during the three-months ended March 31, 2021;

•	We used $15.4 million of cash to repurchase $15.5 million in face value of the 2024 Notes during the six-months ended June 30, 2022; and

•	Net repayments on our ABL Facility of $5.0 million during the six-months ended March 31, 2021.
Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
Long-term debt consists of the following:

	December 31, 2021	June 30, 2022

	(Dollars in thousands)
2028 Notes	$114,731	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	(3,844)	(3,549)

2028 Notes, net carrying value	110,887	111,182

2024 Notes	60,174	44,685
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(480)	(272)

2024 Notes, net carrying value	59,694	44,413

Asset-Based Revolving Credit Facility principal outstanding (1)	—	10

Long-term debt less unamortized discount and debt issuance costs	$170,581	$155,605

Less current portion	—	(10)

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$170,581	$155,595

(1)
As of June 30, 2022, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $24.3 million, outstanding borrowings of $10,000, and $0.3 million of outstanding letters of credit, resulting in a $24.0 million borrowing base availability.

Our weighted average interest rate was 6.99% and 7.01% at December 31, 2021, and June 30, 2022, respectively.
In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of June 30, 2022:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$44.7 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
2028 Notes
On September 10, 2021, we refinanced $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of newly issued 7.125% Senior Secured Notes due 2028 (“2028 Notes”). Contemporaneously with the refinancing, we obtained commitments from the holders of the 2028 Notes to purchase up to $50 million in additional 2028 Notes (“Delayed Draw 2028 Notes”), contingent upon satisfying certain performance benchmarks, the proceeds of which are to be used exclusively to repurchase or repay the remaining balance outstanding of the 2024 Notes.
We used the cash proceeds from 2028 Notes to fund the repurchase of a portion of our 2024 Notes. The 2028 Notes and the related guarantees were sold to certain holders of the 2024 Notes, whom we believe to be qualified institutional buyers, in a private placement. The 2028 Notes and the related guarantees have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States or to U.S. persons absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act or any state securities laws. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with FASB ASC Topic 470.

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
The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding, we are required to pay $8.2 million per year in interest. At June 30, 2022, accrued interest on the 2028 Notes was $0.7 million.
The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At June 30, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $4.7 million, of which $2.5 million of third-party debt modification costs were expensed during 2021 and $0.2 million were expensed during the three months ended March 31, 2022, $0.8 million was deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes. During the three and six months ended June 30, 2022, $0.2 million and $0.4 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.
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
The indenture relating to the 2024 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At June 30, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $6.3 million as a reduction of the debt proceeds being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During the three and six months ended June 30, 2022, $45,000 and $0.1 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and six months ended June 30, 2021, $0.2 million and $0.4 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
Based on the balance of the 2024 Notes outstanding of $44.7 million, we are required to pay $3.0 million per year in interest on the 2024 Notes. At June 30, 2022, accrued interest on the 2024 Notes was $0.3 million.
We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, seek to repurchase the 2024 Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. As described above within the 2028 Notes, on September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million of newly issued 2028 Notes, reflecting a call premium of 1.688%. Bond issuance costs of $1.1 million associated with the $112.8 million of the 2024 Notes are being amortized as part of the effective yield on the 2028 Notes.

Based on the then existing market conditions, we also completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
June 13, 2022	$5,000	$4,947	98.95%	$35	$18
June 10, 2022	3,000	2,970	99.00%	21	9
June 7, 2022	2,464	2,446	99.25%	17	1
May 17, 2022	2,525	2,500	99.00%	18	7
January 12, 2022	2,500	2,531	101.26%	22	(53)
December 10, 2021	35,000	35,591	101.69%	321	(912)
October 25, 2021	2,000	2,020	101.00%	19	(39)
October 12, 2021	250	251	100.38%	2	(3)
October 5, 2021	763	766	100.38%	7	(10)
October 4, 2021	628	629	100.13%	6	(7)
September 24, 2021	4,700	4,712	100.25%	44	(56)
January 30, 2020	2,250	2,194	97.50%	34	22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$ 97,489	$ 94,949		$ 1,218	$ 1,322

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

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of June 30, 2022, the amount available under the ABL Facility was $24.0 million of which $10,000 was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second- priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
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
The Credit Agreement provides for the following events of default: (i) default for non-payment
of any principal or letter of credit reimbursement when due or any interest, fees, or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At June 30, 2022, we were, and we remain, in compliance with all of the covenants under Credit Agreement.
We recorded debt issue costs of $0.9 million as an asset being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three and six months ended June 30, 2022, $28,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. During the three and six months ended June 30, 2021, $29,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. At June 30, 2022, the blended interest rate on amounts outstanding under the ABL Facility was 0.0%.
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
Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2022 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended June 30,	(Dollars in thousands)
2023	$10
2024	44,685
2025	—
2026	—
2027	—
Thereafter	114,731

$159,426

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets
We have incurred significant impairment losses with regards to our indefinite-lived intangible assets. If overall market conditions or the performance of the economy deteriorates, our operating results could be negatively impacted, including expectations for future growth.
The valuation of intangible assets is subjective and based on estimates rather than precise calculations. The fair value measurements of our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The
COVID-19
pandemic increases the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.

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
OFF-BALANCE
SHEET ARRANGEMENTS
Standby Letter of Credit
As of June 30, 2022, we have an outstanding standby letter of credit of $0.3 million. The standby letter of credit is deducted against our unused revolving loan commitment under our ABL and reduces the amount available for withdrawal.
Equity Method Investment
We invested in OneParty America LLC (“OPA”), an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. We reviewed OPA in accordance with the guidance within
Accounting Standards Codification (“ASC”) 810, Consolidation
. Based on our analysis using the variable interest model, we determined that OPA was a Variable Interest Entity (“VIE”), but because we did not have a controlling financial interest, we were not the primary beneficiary of OPA. Accordingly, we accounted for our investment in OPA in accordance with
ASC
323-30,
Investments – Equity Method and Joint Ventures
.

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
and
15d-15(d)
of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
See “Exhibit Index” below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of David P. Santrella Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X

32.1	Certification of David P. Santrella Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and six months ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL	-	-	-	-	X

SIGNATURES
            Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.
August 4, 2022
	By:	/s/ DAVID P. SANTRELLA
David P. Santrella
Chief Executive Officer
(Principal Executive Officer)
August 4, 2022
	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)