Form 10-Q
period 2022-09-30
SALEM MEDIA GROUP, INC. /DE/
filed 2022-11-04
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 1, 2022
Common Stock, $0.01 par value per share	21,663,091 shares

Class B	Outstanding at November 1, 2022
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	December 31, 2021 (Note 1)	September 30, 2022 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,785	$838
Accounts receivable (net of allowances of $13,022 in 2021 and $7,517 in 2022)	25,663	30,420
Unbilled revenue	3,406	3,139
Other receivables (net of allowances of $455 in 2021 and $586 in 2022)	1,377	2,403
Inventories	960	1,457
Prepaid expenses	6,772	8,436
Assets held for sale	1,551	267

Total current assets	41,514	46,960

Notes receivable (net of allowance of $938 in 2021 and $580 in 2022)	274	927
Property and equipment (net of accumulated depreciation of $186,053 in 2021 and $188,975 in 2022)	79,339	80,017
Operating lease right-of-use assets	43,560	43,756
Financing lease right-of-use assets	105	78
Broadcast licenses	320,008	305,775
Goodwill	23,986	23,861
Amortizable intangible assets (net of accumulated amortization of $58,110 in 2021and $59,074 in 2022)	2,444	1,502
Deferred financing costs	843	722
Other assets	4,039	3,492

Total assets	$516,112	$507,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,661	$2,312
Accrued expenses	12,006	22,261
Accrued compensation and related expenses	13,054	10,856
Accrued interest	1,030	3,740
Contract liabilities	12,294	11,743
Deferred rent income	157	142
Income taxes payable	1,544	140
Current portion of operating lease liabilities	8,651	8,564
Current portion of financing lease liabilities	58	50
Current portion of long-term debt	—	—

Total current liabilities	51,455	59,808

Long-term debt, less current portion	170,581	155,778
Operating lease liabilities, less current portion	42,208	42,480
Financing (capital) lease liabilities, less current portion	65	47
Deferred income taxes	67,012	65,752
Contract liabilities, long-term	2,222	1,970
Deferred rent income, less current portion	3,772	3,682
Other long-term liabilities	586	65

Total liabilities	337,901	329,582

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,922,974 and 23,980,741 issued and 21,605,324 and 21,663,091 outstanding at December 31, 2021 and September 30, 2022, respectively	232	232
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2021 and September 30, 2022, respectively	56	56
Additional paid-in capital	248,438	248,764
Accumulated deficit	(36,509)	(37,538)
Treasury stock, at cost (2,317,650 shares at December 31, 2021 and September 30, 2022)	(34,006)	(34,006)

Total stockholders’ equity	178,211	177,508

Total liabilities and stockholders’ equity	$516,112	$507,090

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net broadcast revenue	$49,591	$51,136	$140,422	$152,020
Net digital media revenue	10,645	10,189	30,603	31,293
Net publishing revenue	5,747	5,537	18,093	14,840

Total net revenue	65,983	66,862	189,118	198,153

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $486 and $449 for the three months ended September 30, 2021 and 2022, respectively, and $1,375 and $1,350 for the nine months ended September 30, 2021 and 2022, respectively, paid to related parties)	37,463	41,178	106,968	120,837
Legal settlement	—	3,825	—	4,776
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,269	8,333	25,280	25,079
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,213	6,542	16,844	16,441
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $0 and $82 for the three months ended September 30, 2021 and 2022, respectively, and $5 and $250 for the nine months ended September 30, 2021 and 2022, respectively, paid to related parties)	4,284	4,840	12,764	14,431
Debt modification costs	2,347	2	2,347	250
Depreciation	2,788	2,737	8,118	8,537
Amortization	427	297	1,553	963
Change in the estimated fair value of contingent earn-out consideration	—	—	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	—	7,725	—	11,660
Impairment of goodwill	—	—	—	127
Net (gain) loss on the disposition of assets	(10,607)	167	(10,552)	(8,461)

Total operating expenses	50,184	75,646	163,322	194,635

Operating income (loss)	15,799	(8,784)	25,796	3,518
Other income (expense):
Interest income	—	17	1	166
Interest expense	(4,026)	(3,142)	(11,887)	(9,925)
Gain on the forgiveness of PPP loans	11,212	—	11,212	—
Gain (loss) on the early retirement of long-term debt	(56)	—	(56)	(18)
Earnings from equity method investment	—	102	—	4,015
Net miscellaneous income and (expenses)	2	(19)	87	(19)

Net income (loss) before income taxes	22,931	(11,826)	25,153	(2,263)
Provision for (benefit from) income taxes	837	59	479	(1,234)

Net income (loss)	$22,094	$(11,885)	$24,674	$(1,029)

Basic income (loss) per share data:
Basic income (loss) per share	$0.82	$(0.44)	$0.92	$(0.04)
Diluted income (loss) per share data:
Diluted income (loss) per share	$0.81	$(0.44)	$0.91	$(0.04)
Basic weighted average shares outstanding	26,870,664	27,216,787	26,825,483	27,202,983

Diluted weighted average shares outstanding	27,280,949	27,216,787	27,217,382	27,202,983

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data
)

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2020	23,447,317	$227	5,553,696	$56	$247,025	$(78,023)	$(34,006)	$135,279
Stock-based compensation	—	—	—	—	78	—	—	78
Options exercised	185,782	2	—	—	390	—	—	392
Net income	—	—	—	—	—	323	—	323

Stockholders’ equity, March 31, 2021	23,633,099	$229	5,553,696	$56	$247,493	$(77,700)	$(34,006)	$136,072

Stock-based compensation	—	—	—	—	84	—	—	84
Net income	—	—	—	—	—	2,257	—	2,257

Stockholders’ equity, June 30, 2021	23,633,099	$229	5,553,696	$56	$247,577	$(75,443)	$(34,006)	$138,413

Stock-based compensation	—	—	—	—	78	—	—	78
Options exercised	6,725	—	—	—	13	—	—	13
Net income	—	—	—	—	—	22,094	—	22,094

Stockholders’ equity, September 30, 2021	23,639,824	$229	5,553,696	$56	$247,668	$(53,349)	$(34,006)	$160,598

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2021	23,922,974	$232	5,553,696	$56	$248,438	$(36,509)	$(34,006)	$178,211
Stock-based compensation	—	—	—	—	106	—	—	106
Options exercised	40,913	—	—	—	94	—	—	94
Lapse of restricted shares	14,854	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,739	—	1,739

Stockholders’ equity, March 31, 2022	23,978,741	$232	5,553,696	$56	$248,638	$(34,770)	$(34,006)	$180,150

Stock-based compensation	—	—	—	—	68	—	—	68
Net income	—	—	—	—	—	9,117	—	9,117

Stockholders’ equity, June 30, 2022	23,978,741	$232	5,553,696	$56	$248,706	$(25,653)	$(34,006)	$189,335

Stock-based compensation	—	—	—	—	54	—	—	54
Options exercised	2,000	—	—	—	4	—	—	4
Net loss	—	—	—	—	—	(11,885)	—	(11,885)

Stockholders’ equity, September 30, 2022	23,980,741	$232	5,553,696	$56	$248,764	$(37,538)	$(34,006)	$177,508

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2022
OPERATING ACTIVITIES
Net income	$24,674	$(1,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock-based compensation	240	228
Depreciation and amortization	9,671	9,500
Amortization of deferred financing costs	690	732
Non-cash lease expense	6,527	6,631
Provision for bad debts	(248)	(437)
Deferred income taxes	404	(1,260)
Change in the estimated fair value of contingent earn-out consideration	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	—	11,660
Impairment of goodwill	—	127
Gain on the forgiveness of PPP loans	(11,212)	—
Gain (loss) on the early retirement of long-term debt	56	18
Net (gain) loss on the disposition of assets	(10,552)	(8,461)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(67)	(5,806)
Inventories	(412)	(497)
Prepaid expenses and other current assets	(1,218)	(1,664)
Accounts payable and accrued expenses	2,596	9,742
Operating lease liabilities	(7,317)	(6,626)
Contract liabilities	782	(803)
Deferred rent income	28	(116)
Other liabilities	41	(518)
Income taxes payable	63	(1,404)

Net cash provided by operating activities	14,746	10,012

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(6,952)	(9,241)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(138)	(58)
Deposit on broadcast assets and radio station acquisitions	(100)	(750)
Purchases of broadcast assets and radio stations	(600)	(548)
Purchases of digital media businesses and assets	(3,980)	(190)
Return of equity investment in OnePartyAmerica LLC	—	4,500
Equity investment in OnePartyAmerica LLC	(1,000)	(3,500)
Proceeds from sale of long-lived assets	15,771	14,151
Other	(227)	62

Net cash provided by investing activities	2,774	4,426

FINANCING ACTIVITIES
Proceeds from 2028 Notes	114,731	—
Payments to repurchase or exchange 2024 Notes	(119,443)	(15,394)
Proceeds from borrowings under ABL Facility	16	26,231
Payments on ABL Facility	(5,016)	(26,231)
Proceeds from borrowings under PPP Loans	11,195	—
Payments under PPP loans	17	—
Payments of debt issuance costs	(1,921)	(38)
Payments of acquisition-related contingent earn-out consideration	—	(4)
Proceeds from the exercise of stock options	405	98
Payments on financing lease liabilities	(48)	(47)

Net cash used in financing activities	(64)	(15,385)

Net increase (decrease) in cash and cash equivalents	17,456	(947)
Cash and cash equivalents at beginning of year	6,325	1,785

Cash and cash equivalents at end of period	$23,781	$838
See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$9,628	$6,209
Cash paid for interest on finance lease liabilities	$6	$5
Net cash paid for (received from) income taxes	$13	$1,429
Other supplemental disclosures of cash flow information:
Barter revenue	$1,647	$2,118
Barter expense	$1,699	$2,104
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$138	$58
Right-of-use assets acquired through operating leases	$3,466	$7,522
Right-of-use assets acquired through financing leases	$17	$20
Non-cash capital expenditures for property & equipment acquired under trade agreements	$27	$—
Net assets and liabilities assumed in a non-cash acquisition	$311	$—
Estimated present value of contingent-earn out consideration	$11	$2

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
Information with respect to the three and nine months ended September 30, 2022 and 2021 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
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
Equity Method Investment
We invested in OnePartyAmerica LLC (“OPA”), an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. We analyzed our investment to determine the degree to which we influenced OPA. The determination of the degree to which we can influence an investee requires extensive analysis depending on the terms and nature of each investment.
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

The documentary motion picture,
2000 Mules
, was released in May 2022. We recorded $0.1 million and $4.1 million of earnings from our equity investment in OPA during the three- and nine-month period ended September 30, 2022, respectively. At September 30, 2022, $0.7 million is included in other receivables in our Condensed Consolidated Balance sheet representing our share of profit from the documentary motion picture due from OPA.
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
Accounting for Investments
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
.
We monitor equity method investments for impairment and record a reduction in the carrying value if the carrying value exceeds the estimated fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. There were no indications of impairment at September 30, 2022.
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
Recent Accounting Standards or Updates Not Yet Effective
In September 2022, the FASB issued ASU
2022-04,
Li
abilities – Supplier Finance Programs (Subtopic
405-50):
Disclosure of Supplier Finance Program Obligations
, to enhance the transparency about the use of supplier finance programs. The ASU is effective January 1, 2023
,
and is to be applied retrospectively with early adoption permitted. We do not currently utilize Supplier Finance programs and therefore, we do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.
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
,
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
In October 2021
,
 the FASB issued ASU 2021
-
08
,
 Business Combinations (Topic
 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic
 606
) rather than adjust them to fair value at the acquisition date. The ASU is effective January 1, 2023, with early adoption permitted. The impact that this pronouncement will have will depend on the nature of any business acquisitions that we may enter in the future.
NOTE 3. RECENT TRANSACTIONS
During the nine-month period ended September 30, 2022, we completed or entered into the following transactions:
On September 26, 2022, we entered into a settlement agreement in connection with a lawsuit. While we denied the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. We previously estimated that we would resolve the matter for $1.5 million, and that amount was accrued at June 30, 2022. During mediation held on September 26, 2022, the parties reached a settlement whereby we will pay $5.3 million in exchange for a release by the Plaintiff of all claims. The settlement is subject to court approval.
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
and an FM translator in the Tampa, Florida market for $0.6 million of cash. The WLCC transmitter site will be used to diplex radio station
WTBN-AM
due to the sale of the
WTBN-AM
transmitter site.
The total purchase price consideration for our business acquisitions and asset purchases during the nine-month period ending September 30, 2022, is as follows:

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
		(Dollars in thousands)
Assets
	Property and equipment	$418	166	584
	Broadcast licenses	190	—	190
	Goodwill	—	2	2
	Domain and brand names	—	11	11
	Non-Compete agreement	—	11	11

		$608	$190	$798

Divestitures
On June 27, 2022, we sold 9.3 acres of land in the Denver area for $8.2 million in cash resulting in a pre-tax
gain of $6.5 million. The land was being used as the transmitter site for radio stations
KRKS-AM
and
KBJD-AM
and was an integral part of our broadcast operations for these stations. We will continue broadcasting both
KRKS-AM
and
KBJD-AM
from this
site via a perpetual agreement with the buyer.
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
with a similar broadcast signal.
Pending Transactions
On September 29, 2022, we entered into an Asset Purchase Agreement (“APA”) to acquire radio station
WMYM-AM
and an FM translator in Miami, Florida for $5.0 million. We paid $0.3 million of cash into an escrow account and plan to operate the radio stations under a TBA beginning on November 16, 2022. The transaction is subject to the approval of the FCC and is expected to close in the fourth quarter of 2022.
On September 22, 2022, we entered into an APA to acquire radio stations
WWFE-AM,
WRHC-AM
and two FM translators in Miami, Florida for $5.0 million. The transaction is subject to the approval of the FCC and is expected to close later in the fourth quarter of 2022.
On June 2, 2021, we entered into an APA to acquire radio station
KKOL-AM
in Seattle, Washington for $0.5 million. We paid $0.1 million in cash into an escrow account, and we began operating the station under a Local Marketing Agreement (“LMA”) on June 7, 2021. The transaction is subject to the approval of the FCC and is expected to close in the fourth quarter of 2022.
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

The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Nine Months Ended September 30, 2022
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$39,998	$—	$—	$39,998
Block Programming – Local	18,183	—	—	18,183

Broadcast Programming Revenue	58,181	—	—	58,181

Spot Advertising – National	11,344	—	—	11,344
Spot Advertising – Local	31,915	—	—	31,915
Network Advertising	15,961	—	—	15,961

Broadcast Advertising Revenue	59,220	—	—	59,220

Infomercials	569	—	—	569
Other Revenue	6,789	—	—	6,789

Other Broadcast Revenue	7,358	—	—	7,358

Digital Advertising	21,042	13,453	—	34,495
Digital Streaming	3,915	2,687	—	6,602
Digital Downloads	546	5,485	—	6,031
Digital Subscriptions	731	9,549	—	10,280
Other Digital Revenue	1,027	119	—	1,146

Digital Revenue	27,261	31,293	—	58,554

Book Sales	—	—	10,816	10,816
Estimated Sales Returns & Allowances	—	—	(2,799)	(2,799)

Net Book Sales	—	—	8,017	8,017

E-Book Sales	—	—	937	937
Self-Publishing Fees	—	—	5,189	5,189
Other Publishing Revenue	—	—	697	697

Publishing Revenue	—	—	14,840	14,840

	$152,020	$31,293	$14,840	$198,153

Timing of Revenue Recognition
Point in Time	$150,352	$31,293	$14,840	$196,485
Rental Income (1)	1,668	—	—	1,668

	$152,020	$31,293	$14,840	$198,153

	Nine Months Ended September 30, 2021
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$35,824	$—	$—	$35,824
Block Programming – Local	18,072	—	—	18,072

Broadcast Programming Revenue	53,896	—	—	53,896

Spot Advertising – National	10,565	—	—	10,565
Spot Advertising – Local	30,123	—	—	30,123
Network Advertising	14,729	—	—	14,729

Broadcast Advertising Revenue	55,417	—	—	55,417

Infomercials	682	—	—	682
Other Revenue	6,825	—	—	6,825

Other Broadcast Revenue	7,507	—	—	7,507

Digital Advertising	18,415	13,859	132	32,406
Digital Streaming	3,559	2,579	—	6,138
Digital Downloads	510	4,796	—	5,306
Digital Subscriptions	828	9,227	—	10,055
Other Digital Revenue	290	142	—	432

Digital Revenue	23,602	30,603	132	54,337

Book Sales	—	—	15,074	15,074
Estimated Sales Returns & Allowances	—	—	(4,223)	(4,223)

Net Book Sales	—	—	10,851	10,851

E-Book Sales	—	—	1,294	1,294
Self-Publishing Fees	—	—	4,730	4,730
Print Magazine Subscriptions	—	—	262	262
Print Magazine Advertisements	—	—	123	123
Other Publishing Revenue	—	—	701	701

Publishing Revenue	—	—	17,961	17,961

	$140,422	$30,603	$18,093	$189,118

	Nine Months Ended September 30, 2021
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
Timing of Revenue Recognition
Point in Time	$138,540	$30,603	$18,093	$187,236
Rental Income (1)	1,882	—	—	1,882

	$140,422	$30,603	$18,093	$189,118

(1)
Rental income is not applicable to FASB ASC Topic 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Condensed Consolidated Financial Statements within this report on Form
10-Q.

A summary of our principal sources of revenue is as follows:
Block Programming
.
We recognize revenue from the sale of airtime to program producers in blocks that typically range from 12
1
/
2
, 25 or
50-minutes
of time. We separate block programming revenue into three categories, National, Local, and Infomercial revenue. Our stations are classified by format, including Christian Teaching and Talk, News Talk, and Contemporary Christian Music. National and local programming content is complementary to our station format while infomercials are closely associated with long-form advertisements. Block Programming revenue may include variable consideration for charities and programmers that purchase blocks of airtime to generate donations and contributions from our audience. Block programming revenue is recognized at the time of broadcast, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Programming revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.
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
Salem Surround, our national multimedia advertising agency, offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites and provides a full-service digital marketing strategy for each of our clients. In our role as a digital advertising agency, our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign, which we view as one performance obligation. Our advertising campaigns are designed to be “white label” agreements between Salem and our advertiser, meaning we provide special care and attention to all details of the campaign. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed. We may contract directly with a third-party, however, we are responsible for delivering the campaign results to our customer with or without a third-party. We are responsible for any payments due to the third-party regardless of the campaign results and without regard to the status of our payment from our customer. We have discretion in setting the price to our customer without input or approval from the third-party. Accordingly, revenue is reported gross, as principal, as the performance obligation is delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation.

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
Contract Assets
Contract Assets – Costs to Obtain a Contract:
We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Condensed Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At September 30, 2022, our prepaid commission expense was $0.7 million.

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
Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2022	$12,294	$2,222
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(8,916)	—
Additional amounts recognized during the period	18,277	643
Revenue recognized during the period that was recorded during the period	(10,807)	—
Transfers	895	(895)

Balance, end of period September 30, 2022	$11,743	$1,970

Amount refundable at beginning of period	$12,282	$2,222
Amount refundable at end of period	$11,731	$1,970
We expect to satisfy these performance obligations as follows:

Amount
For the Year Ended June 30,	(Dollars in thousands)
2023	$11,743
2024	1,152
2025	556
2026	158
2027	104
Thereafter	—

$13,713

Significant Financing Component
The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year
term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between October 1, 2022, and September 30, 2027. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under ASC 606.
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
Trade and barter revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
	(Dollars in thousands)
Net broadcast barter revenue	$582	$593	$1,647	$2,118
Net digital media barter revenue	—	—	—	—
Net publishing barter revenue	—	—	—	—
Net broadcast barter expense	$619	$472	$1,704	$2,104
Net digital media barter expense	—	—	—	—
Net publishing barter expense	(2)	—	(5)	—
NOTE 5. INVENTORIES
Inventories consist of finished books from Salem Publishing. All inventories are valued at the lower of cost or net realizable value as determined on a weighted average cost method.
NOTE 6. PROPERTY AND EQUIPMENT
We account for property and equipment in accordance with FASB ASC Topic
360-10,
“
Property, Plant and Equipment
.”
The following is a summary of the categories of our property and equipment:

	December 31, 2021	September 30, 2022
	(Dollars in thousands)
Buildings	$28,593	$28,407
Office furnishings and equipment	36,598	36,709
Antennae, towers and transmitting equipment	77,813	74,621
Studio, production, and mobile equipment	29,498	30,213
Computer software and website development costs	38,271	39,257
Automobiles	1,515	1,556
Leasehold improvements	18,104	18,889

	$230,392	$229,652
Less accumulated depreciation	(186,053)	(188,975)

	44,339	$40,677

Land	$26,896	26,885
Construction-in-progress	8,104	12,455

Property and Equipment, net	$79,339	$80,017

Depreciation expense was approximately $2.7 million and $2.8 million for the three-month periods ended September 30, 2022 and 2021, respectively, and $8.5 million and $8.1 million for the nine-month periods ended September 30, 2022 and 2021, respectively. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the three- and nine-month period ended September 30, 2022.
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
Balance Sheet
Supplemental balance sheet information related to leases is as follows:

	September 30, 2022
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$6,434	$37,322	$43,756
Operating lease liabilities (current)	$800	$7,764	$8,564
Operating lease liabilities (non-current)	5,751	36,729	$42,480

Total operating lease liabilities	$6,551	$44,493	$51,044

Weighted Average Remaining Lease Term
Operating leases	7.6 years
Finance leases	2.5 years
Weighted Average Discount Rate
Operating leases	8.18%
Finance leases	6.39%

Lease Expense
The components of lease expense were as follows:

Nine Months Ended September 30, 2022
(Dollars in thousands)
Amortization of finance lease ROU Assets	$45
Interest on finance lease liabilities	5

Finance lease expense	50
Operating lease expense	9,729
Variable lease expense	985
Short-term lease expense	422

Total lease expense	$11,186

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2022
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$$11,079
Operating cash flows from finance leases	3
Financing cash flows from finance leases	47
Leased assets obtained in exchange for new operating lease liabilities	$7,522
Leased assets obtained in exchange for new finance lease liabilities	20
Maturities
Future minimum lease payments under leases that have initial or remaining non-cancelable
lease terms in excess of one year at September 30, 2022, are as follows:

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total

	(Dollars in thousands)
2023	$1,088	$9,680	$10,768	$52	$10,820
2024	1,312	9,427	10,739	26	10,765
2025	1,236	9,101	10,337	19	10,356
2026	847	7,540	8,387	6	8,393
2027	428	4,946	5,374	2	5,376
Thereafter	2,911	24,685	27,596	1	27,597

Undiscounted Cash Flows	$7,822	$65,379	$73,201	$106	$73,307

Less: imputed interest	(1,271)	(20,886)	(22,157)	(9)	(22,166)

Total	$6,551	$44,493	$51,044	$97	$51,141

Reconciliation to lease liabilities:
Lease liabilities – current	$800	$7,764	$8,564	$50	$8,614
Lease liabilities – long-term	5,751	36,729	42,480	47	42,527

Total Lease Liabilities	$6,551	$44,493	$51,044	$97	$51,141

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

The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2021	Nine Months Ended September 30, 2022
	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$434,209	$434,444
Accumulated loss on impairment, beginning of period	(114,436)	(114,436)

Balance after cumulative loss on impairment, beginning of period	319,773	320,008
Acquisitions of radio stations	235	190
Dispositions of radio stations and FM translators	—	(2,763)
Loss on impairment	—	(11,660)

Balance, end of period after cumulative loss on impairment	$320,008	$305,775

Balance, end of period before cumulative loss on impairment	$434,444	$429,566
Accumulated loss on impairment, end of period	(114,436)	(123,791)

Balance, end of period after cumulative loss on impairment	$320,008	$305,775

As a result of declining revenue growth projections forecasted by industry analysts, we performed an interim review of broadcast licenses for impairment at September 30, 2022. We updated our interim valuations from the June 2022 testing period to reflect the lower projected revenue forecast for 2022 and lower growth rates for 2023 and thereafter. Our June 2022 testing period also reflected an increase in the Weighted Average Cost of Capital (“WACC”) as a result of rising interest rates noted during 2022. We performed an assessment of the amount by which the most recent estimated fair value exceeded the carrying value of the broadcast license and our year-to-date
market revenue as compared to the forecasted market revenue used in the prior valuations under the start-up
income approach.
Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 12 – Fair Value Measurements.
Based on our assessment, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 13 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up
in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to our operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up
costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.
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
start-up
income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2021	June 30, 2022	September 30, 2022
Risk-adjusted discount rate	8.5%	9.5%	9.5%
Operating profit margin ranges	3.9%—30.9%%	3.9%—30.9%	3.9%—30.9%
Long-term revenue growth rates	0.4%—0.7%	0.4%—0.7%	0.4%—0.7%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we determined that the carrying value of broadcast licenses in 12 of our market clusters w as
impaired as of the interim testing period ended September 30, 2022. We recorded an impairment charge of $7.7 million to the value of broadcast licenses in Boston, Chicago, Columbus, Dallas, Greenville, Honolulu, Little Rock, Orlando, Philadelphia, Portland, Sacramento, and San Francisco. The impairment charge was driven by a decline in projected revenues for the broadcast industry impacting the remainder of 2022 and a reduction in the future industry growth rates based on current economic indicators. During the interim period ended June 30, 2022, we recorded an impairment charge of $
3.9 million to the value of broadcast licenses in Columbus, Dallas, Greenville, Honolulu, Orlando, Portland, and Sacramento. The impairment charge was driven by an increase in the WACC that was partially offset with improvements in revenue growth rates over those used in the year-end
valuation forecasts. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.
The table below presents the results of our interim impairment testing under the start-up
income approach at September 30, 2022:

Market Cluster	Excess Fair Value September 30, 2022
Boston, MA	(1.7)%
Chicago, IL	(2.0)%
Cleveland, OH	5.5%
Columbus, OH	(6.3)%
Dallas, TX	(7.2)%
Greenville, SC	(4.4)%
Honolulu, HI	(4.1)%
Little Rock, AR	(1.2)%
Orlando FL	(7.4)%
Philadelphia, PA	(7.4)%
Portland, OR	(3.6)%
Sacramento, CA	(4.1)%
San Francisco, CA	(0.0)%
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
As a result of changes in macroeconomic conditions and declines in forecasted future revenue growth rates, we performed an interim review of goodwill for impairment at September 30, 2022 and at June 30, 2022. The first step of our impairment testing was to perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets, including goodwill, are less than their carrying values. We reviewed the significant inputs used in our prior fair value estimates to determine if any changes to those inputs should be made. We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entity’s operating income to estimate the fair value. If the results of our qualitative assessment indicate that the fair value of a reporting unit may be less than its carrying value, we perform a second quantitative review of the reporting unit. Based on our assessment, we engage
d
Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value as part of this quantitative review.
Based on our assessment, we tested one broadcast market cluster for goodwill impairment at June 30, 2022, one digital media entity at June 30, 2022 and at September 30, 2022, and one publishing entity at June 30, 2022 and at September 30, 2022. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise value of our market cluster to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.
The analysis includes both an income and cost approach to valuation. The income approach uses a discounted cash flow projection while the cost approach, or “stick” value of the underlying assets is used.

The following table presents the changes in goodwill including business acquisitions discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2021	Nine Months Ended September 30, 2022
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,520	$28,749
Accumulated loss on impairment	(4,763)	(4,763)

Balance, beginning of period after cumulative loss on impairment	23,757	23,986

Acquisitions of radio stations	4	—
Acquisitions of digital media entities	225	2
Loss on impairment	—	(127)

Ending period balance	$23,986	$23,861

Balance, end of period before cumulative loss on impairment	28,749	28,751
Accumulated loss on impairment	(4,763)	(4,890)

Ending period balance	$23,986	$23,861

The key estimates and assumptions used for our enterprise valuations were as follows:

Broadcast Markets Enterprise Valuations	December 31, 2021	June 30, 2022
Risk-adjusted discount rate	8.5%	9.5%
Operating profit margin ranges	(1.4%) –15.0%	(7.8%) –15.0%
Long-term revenue growth rates	0.4%	0.4%

Digital Media Enterprise Valuations	December 31, 2021	June 30, 2022	September 30, 2022
Risk adjusted discount rate	9.5%	10.5%	10.5%
Operating profit margin ranges	25.3% – 28.5%	28.5% – 32.9%	29.0% – 33.55
Long-term revenue growth rates	0.5%	0.5%	0.5%

Publishing Enterprise Valuations	December 31, 2021	June 30, 2022	September 30, 2022
Risk adjusted discount rate	9.5%	10.5%	10.5%
Operating margin ranges	2.4% – 5.2%	0.5% – 3.0%	0.5% – 2.7%
Long-term revenue growth rates	0.5%	0.5%	0.5%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we recorded an impairment charge of $0.1 million to goodwill in one of our broadcast markets at June 30, 2022. The impairment charge was driven by an increase in the WACC that was partially offset with improvements in revenue growth rates over those used in the year-end
valuation forecasts. There were no impairments during the three-month period ended September 30, 2022.
The table below presents the percentage by which the estimated fair value exceeded the carrying value, including goodwill, based on the results of our interim impairment testing:

Excess Fair Value	December 31, 2021	June 30, 2022	September 30, 2022
Digital Media Enterprise Valuations	122.5%	141.7%	161.9%
Publishing Enterprise Valuations	113.2%	4.0%	3.2%
NOTE 10. AMORTIZABLE INTANGIBLE ASSETS
The following tables provide a summary of our significant classes of amortizable intangible assets:

	September 30, 2022
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,700	$(22,795)	$905
Domain and brand names	19,886	(19,650)	236
Favorable and assigned leases	2,188	(1,972)	216
Subscriber base and lists	8,647	(8,511)	136
Author relationships	2,771	(2,771)	—
Non-compete agreements	2,052	(2,043)	9
Other amortizable intangible assets	1,332	(1,332)	—

	$60,576	$(59,074)	$1,502

	As of December 31, 2021
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,700	$(22,198)	$1,502
Domain and brand names	19,875	(19,421)	454
Favorable and assigned leases	2,188	(1,960)	228
Subscriber base and lists	8,647	(8,387)	260
Author relationships	2,771	(2,771)	—
Non-compete agreements	2,041	(2,041)	—
Other amortizable intangible assets	1,332	(1,332)	—

	$60,554	$(58,110)	$2,444

Amortization expense was approximately $0.3 million and $0.4 million for the three-month periods ended September 30, 2022 and 2021, respectively, and $1.0 million and $1.5 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Based on the amortizable intangible assets as of September 30, 2022, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2022 (Oct – Dec)	$260
2023	803
2024	209
2025	24
2026	14
Thereafter	192

Total	$1,502

NOTE 11. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2021	September 30, 2022

	(Dollars in thousands)
2028 Notes	$114,731	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	(3,844)	(3,401)

2028 Notes, net carrying value	110,887	111,330

2024 Notes	60,174	44,685
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(480)	(237)

2024 Notes, net carrying value	59,694	44,448

Asset-Based Revolving Credit Facility principal outstanding (1)	—	—

Long-term debt less unamortized discount and debt issuance costs	$170,581	$155,778

Less current portion	—	—

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$170,581	$155,778

(1)
As of September 30, 2022, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $24.1 million, no outstanding borrowings and $0.3 million of outstanding letters of credit, resulting in a $23.8 million borrowing base availability.

Our weighted average interest rate was 7.01% and 6.99% at September 30, 2022 and December 31, 2021, respectively.
In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2022:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$44.7 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%;

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility; and

•	Delayed Draw of up to $50.0 million in additional 2028 Notes.
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
The 2028 Notes are guaranteed on a senior secured basis. We may redeem the 2028 Notes, in whole or in part, at any time prior to June 1, 2024, at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium and accrued and unpaid interest, if any, up to, but not including, the redemption date. At any time on or after June 1, 2024, we may redeem some or all of the 2028 Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the 2028 Notes indenture, plus accrued and unpaid interest, if any, up to, but not including the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2028 Notes before June 1, 2024, with the net cash proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount plus accrued and unpaid interest, if any, up to, but not including the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the 2028 Notes per twelve-month period, in connection with up to two redemptions in such twelve-month period, at a redemption price of 101% of the principal amount plus accrued and unpaid interest up to, but not including, the redemption date.
The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding, we are required to pay $8.2 million per year in interest. At September 30, 2022 accrued interest on the 2028 Notes was $2.7 million.
The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At September 30, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $4.7 million, of which third-party costs of $2.5 million were expensed during 2021 and $0.3 million were expensed during 2022, $0.8 million was deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes. During the three and nine months ended September 30, 2022, $0.2 million and $0.5 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense. During the three months ended September 30, 2021, $0.1 million of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.
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
The indenture relating to the 2024 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At September 30, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.

We recorded debt issuance costs of $6.3 million as a reduction of the debt proceeds being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During the three and nine months ended September 30, 2022, $35,000 and $0.1 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and nine months ended September 30, 2021, $0.2 million and $0.5 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
Based on the balance of the 2024 Notes outstanding of $44.7 million, we are required to pay $3.0 million per year in interest on the 2024 Notes. At September 30, 2022, accrued interest on the 2024 Notes was $1.0 million.
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
On April 7, 2020, we entered into a third amendment to ABL Facility that increased the advance rate on eligible accounts receivable from 85% to 90% and extended the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment also allows for an alternative benchmark rate that may include SOFR due to LIBOR scheduled to be discontinued at the end of calendar year 2021.

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

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of September 30, 2022, the amount available under the ABL Facility was $23.8 million of which nil was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict or limit our ability and the ability of our subsidiaries to (i) incur additional indebtedness; (ii) make investments; (iii) make distributions, loans or transfers of assets; (iv) enter into, create, incur, assume or suffer to exist any liens, (v) sell assets; (vi) enter into transactions with affiliates; (vii) merge or consolidate with, or dispose of all assets to a third party, except as permitted thereby; (viii) prepay indebtedness (which does not include bond repurchases); and (ix) pay dividends.
The Credit Agreement provides for the following events of default:
(i) non-payment
of any principal or letter of credit reimbursement when due or any interest, fees, or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made;
(iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At September 30, 2022, we were, and we remain, in compliance with all of the covenants under Credit

Agreement.
We recorded debt issue costs of $0.9 million as an asset being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three and nine months ended September 30, 2022, $25,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. During the three and nine months ended September 30, 2021, $27,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. At September 30, 2022, the blended interest rate on amounts outstanding under the ABL Facility was 0.0%.
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

Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2022 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended September 30,	(Dollars in thousands)
2023	$—
2024	44,685
2025	—
2026	—
2027	—
Thereafter	114,731

$159,416

NOTE 12. FAIR VALUE MEASUREMENTS
As of September 30, 2022, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at September 30, 2022 was $159.4 million compared to the estimated fair value of $145.5 million, based on the prevailing interest rates and trading activity of our Notes.
We have certain assets that are measured at fair value on a
non-recurring
basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.
The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	September 30, 20221
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$2	—	—	$2
Long-term debt less unamortized discount and debt issuance costs	155,778	—	144,459	—
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
At December 31, 2021, we had net operating loss carryforwards for federal income tax purposes of approximately $98.4 million that expire in years 2024 through 2038 and for state income tax purposes of approximately $607.7 million that expire in years 2022 through 2041. As a result of our adjusted cumulative three-year pre-tax
book loss as of December 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income which resulted in recognition of a $48.1 million valuation allowance for the year ended December 31, 2020. During year 2021, through operational activity of the company primarily through various land sales throughout the year, we utilized our operating loss carryforwards and adjusted the related valuation allowance by $9.0 million bringing the total valuation allowance to $39.1 million for the year ended December 31, 2021. During the interim period ended September 30, 2022, we trued up the federal 2021 operating loss utilization and related valuation allowance by $1.3 million for an adjusted allowance balance of $40.4 million for the year ended December 31, 2021. As the economy remains uncertain, we continue to monitor our budget; however, at this time we have determined it is more likely than not that a reasonable forecast beyond the current year does not provide enough evidence to measure the realization of December 31, 2021 and September 30, 2022 deferred tax assets.
During the interim period ended September 30, 2022, we computed the income tax provision using the estimated effective annual rate applicable for the full year. We updated our forecast to project income for the 2022 calendar year. In accordance with the guidance under FASB ASC Topic
740-270-25-4,
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
The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
	(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$23	$24	$75	$60
Restricted stock shares compensation expense included in corporate expenses	—	—	—	54
Stock option compensation expense included in broadcast operating expenses	31	18	92	67
Stock option compensation expense included in digital media operating expenses	24	12	73	47

Total stock-based compensation expense, pre-tax	$78	$54	$240	$228

Tax expense for stock-based compensation expense	(20)	(14)	(62)	(59)

Total stock-based compensation expense, net of tax	$58	$40	$178	$169

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021	September 30, 2022	September 30, 2022
Expected volatility	79.99%	75.98%	85.94%	84.90%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	8.0	7.8	7.5	9.2
Risk-free interest rate	1.27%	1.03%	3.10%	1.86%

Activity with respect to our option awards during the nine-month period ended September 30, 2022 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	1,900,417	$3.01	$1.37	4.4 years	$1,310
Granted	120,000	3.11	2.52		—
Exercised	(42,913)	2.27	1.12		55
Forfeited or expired	(166,164)	6.10	3.47		—

Outstanding at September 30, 2022	1,811,340	2.76	1.26	4.3 years	$278

Exercisable at September 30, 2022	1,081,090	3.35	1.40	2.8 years	87

Expected to Vest	693,372	2.78	1.27	4.3 years	$268

Activity with respect to our restricted stock awards during the nine-month period ended September 30, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	—	—	—	—
Granted	14,854	3.66	—	$54
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2022	14,854	3.66	1.7	$26

The aggregate intrinsic value represents the difference between our closing stock price on September 30, 2022 of $1.74 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended September 30, 2022 and 2021 was $0.2 million and $0.3 million, respectively.
As of September 30, 2022, there was $0.4 million of total unrecognized compensation cost related to non-vested
stock option awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.
NOTE 16. EQUITY TRANSACTIONS
We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “
Compensation-Stock Compensation
.” As a result, $0.1 million and $0.2 million of
non-cash
stock-based compensation expense has been recorded to additional paid-in
capital for the three- and nine-month periods ended September 30, 2022 and 2021.
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
Segment performance, as we define it, is not necessarily comparable to other similarly titled captions of other companies.
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
TM
Websites, SRN
TM
Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”) and Singing News
®
Radio.
Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 10 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets.

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
SalemNOW is our online destination for audiences to watch
on-demand
conservative and faith-based videos. SalemNOW can be found on mobile apps, and streaming services such as Roku, Apple TV, Amazon Fire Stick and select smart TVs.
Salem News Channel (“SNC”) is a conservative news, opinion and commentary television network launched in 2021. The network is hosted by conservative media personalities including Hugh Hewitt, Mike Gallagher, Dennis Prager, Sebastian Gorka, Charlie Kirk, Eric Metaxas and Andrew Wilkow.
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
The table below presents financial information for each operating segment as of September 30, 2022 and 2021 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Three Months Ended September 30, 2022
Net revenue	$51,136	$10,189	$5,537	$—	$66,862
Operating expenses	41,178	8,333	6,542	4,840	60,893

Net operating income (loss) before legal settlement, debt modification costs, depreciation, amortization, impairments, and net (gain) loss on the disposition of assets	$9,958	$1,856	$(1,005)	$(4,840)	$5,969
Legal settlement	3,825	—	—	—	3,825
Debt modification costs	—	—	—	2	2
Depreciation	1,483	927	76	251	2,737
Amortization	4	293	—	—	297
Impairment of indefinite-lived long-term assets other than goodwill	7,725	—	—	—	7,725
Impairment of goodwill	—	—	—	—	—
Net (gain) loss on the disposition of assets	166	1	—	—	167

Net operating income (loss)	$(3,245)	$635	$(1,081)	$(5,093)	$(8,784)

Three Months Ended September 30, 2021
Net revenue	$49,591	$10,645	$5,747	$—	$65,983
Operating expenses	37,463	8,269	5,213	4,284	55,229

Net operating income (loss) before debt modification costs, depreciation, amortization, and net (gain) loss on the disposition of assets	$12,128	$2,376	$534	$(4,284)	$10,754

Debt modification costs	—	—	—	2,347	2,347
Depreciation	1,539	965	43	241	2,788
Amortization	4	375	48	—	427
Net (gain) loss on the disposition of assets	(10,505)	(148)	22	24	(10,607)

Net operating income (loss)	$21,090	$1,184	$421	$(6,896)	$15,799

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Nine Months Ended September 30, 2022
Net revenue	$152,020	$31,293	$14,840	$—	$198,153
Operating expenses	120,837	25,079	16,441	14,431	176,788

Net operating income (loss) before legal settlement, debt modification costs, depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$31,183	$6,214	$(1,601)	$(14,431)	$21,365
Legal settlement	4,776	—	—	—	4,776
Debt modification costs	—	—	—	250	250
Depreciation	4,669	2,847	245	776	8,537
Amortization	12	951	—	—	963
Change in the estimated fair value of contingent earn-out consideration	—	(5)	—	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	11,660	—	—	—	11,660
Impairment of goodwill	127	—	—	—	127
Net (gain) loss on the disposition of assets	(8,491)	—	—	30	(8,461)

Net operating income (loss)	$18,430	$2,421	$(1,846)	$(15,487)	$3,518

Nine Months Ended September 30, 2021
Net revenue	$140,422	$30,603	$18,093	$—	$189,118
Operating expenses	106,968	25,280	16,844	12,764	161,856

Net operating income (loss) before debt modifications costs, depreciation, amortization, and net (gain) loss on the disposition of assets	$33,454	$5,323	$1,249	$(12,764)	$27,262

Debt modification costs	—	—	—	2,347	2,347
Depreciation	4,667	2,606	134	711	8,118
Amortization	12	1,204	337	—	1,553
Net (gain) loss on the disposition of assets	(10,187)	(83)	(306)	24	(10,552)

Net operating income (loss)	$38,962	$1,596	$1,084	$(15,846)	$25,796

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated

	(Dollars in thousands)
As of September 30, 2022
Inventories, net	$—	—	1,457	—	1,457
Property and equipment, net	62,528	7,958	592	8,939	80,017
Broadcast licenses	305,775	—	—	—	305,775
Goodwill	2,622	19,793	1,446	—	23,861
Amortizable intangible assets, net	216	1,286	—	—	1,502
As of December 31, 2021
Inventories, net	$—	$—	$960	$—	$960
Property and equipment, net	61,694	8,447	746	8,452	79,339
Broadcast licenses	320,008	—	—	—	320,008
Goodwill	2,750	19,790	1,446	—	23,986
Amortizable intangible assets, net	229	2,215	—	—	2,444

NOTE 18. SUBSEQUENT EVENTS
On October 1, 2022, we acquired websites and the related assets of DayTradeSPY for $0.6 million in cash. As part of the purchase agreement, we may pay up to an additional $1.0 million of cash in contingent earn-out
consideration within
one-year
of the closing date based on the achievement of certain revenue benchmarks.
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

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to:

•	the coronavirus (“COVID-19”) adverse impact to our business,

•	risks and uncertainties relating to the need for additional funds to service our debt,

•	risks and uncertainties relating to the need for additional funds to execute our business strategy,

•	our ability to access borrowings under our ABL Facility,

•	reductions in revenue forecasts,

•	our ability to renew our broadcast licenses,

•	changes in interest rates,

•	the timing of our ability to complete any acquisitions or dispositions,

•	costs and synergies resulting from the integration of any completed acquisitions,

•	our ability to effectively manage costs,

•	our ability to drive and manage growth,

•	the popularity of radio as a broadcasting and advertising medium,

•	changes in consumer tastes,

•	the impact of general economic conditions in the United States or in specific markets in which we do business,

•	the effect of inflation;

•	industry conditions, including existing competition and future competitive technologies and cancellation,

•	disruptions or postponements of advertising schedules and programming in response to national or world events,

•	our ability to generate revenues from new sources, including local commerce and technology-based initiatives,

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

Broadcast revenues are impacted by the rates radio stations can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered, the number of downloads made, and the number of events held, including the size of the event and the number of attendees. Block programming rates are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services for most of our radio stations. In select markets, we subscribe to Nielsen Audio, which develops monthly reports measuring a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time available for block programming and/or advertising, which may vary at different times of the day.

Nielsen Audio uses the Portable People Meter TM (“PPM”) technology to collect data for its ratings service. PPM is a small device that is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals encoded by the broadcaster. The PPM offers a number of advantages over traditional diary ratings collection systems, including ease of use, more reliable ratings data, shorter time periods between when advertising runs and actual listening data, and little manipulation of data by users. One disadvantage of the PPM is data fluctuations from changes to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time. We subscribe to Nielsen Audio for ratings services in 7 of our broadcast markets.

Our results are subject to seasonal fluctuations. As is typical in the broadcasting industry, our second and fourth quarter advertising revenue typically exceeds our first and third quarter advertising revenue. Seasonal fluctuations in advertising revenue correspond with quarterly fluctuations in the retail industry. Additionally, we experience increased demand for political advertising during election, or even numbered, years, over non-election, or odd numbered years. Political advertising revenue varies based on the number and type of candidates as well as the number and type of debated issues.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction is reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency. During the nine months ended September 30, 2022 and 2021, 99% of our broadcast revenue was sold for cash.

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

Digital media revenue is impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered, the number of downloads made, the number of products sold and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which Easter is observed, as this holiday generates a higher volume of product downloads from our church product websites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred by our digital media businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with e-commerce sites.

Publishing

Our publishing operations include book publishing through Regnery® Publishing, and self-publishing through Salem Author Services. Refer to Item 1. Business of our annual report on Form 10-K for the year ended December 31, 2021 for a description of each of our publishing entities. Revenue generated from this segment is reported as publishing revenue in our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q. Publishing revenue is impacted by the number and the retail price of books and e-books sold and the number and rate at which self-published books are published. Regnery® Publishing revenue is impacted by elections as it generates higher levels of interest and demand for publications containing conservative and political based opinions.

Publishing operating expenses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease costs and utilities, (iii) marketing and promotional expenses; and (iv) cost of goods sold that includes printing and production costs, fulfillment costs, author royalties and inventory reserves.

Known Trends and Uncertainties

Ongoing global supply chain disruptions from the pandemic, military conflict in Ukraine, increases in consumer prices, persistent inflation, and the Federal Reserve’s raising of the federal funds interest rate may have a material adverse impact on our business. To the extent that any of these factors interfere with our customers’ advertising and promotional spending, we could experience reductions in revenue growth rates and increasing pressure to contain costs. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments, and right-of-use assets. As a result, many estimates and assumptions require increased judgment and carry a higher degree of variability and volatility.

We will experience an increase in lease expense as several of our leases have escalations that are tied to the Consumer Price Index (“CPI”). CPI increased 9.1% for the twelve months ending June 30, 2022, the largest 12-month change since 1981, driven in large part by the energy sector. During the nine-month period ended September 30, 2022, lease expense increased $0.2 million on a consolidated basis, including $0.4 million of higher costs that were offset with $0.2 million of savings from consolidating select locations and reducing rental space.

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

Our broadcast advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 12.8% and 19.2%, respectively, of our total net broadcast advertising revenue during the nine-month period ended September 30, 2022, compared to 13.8% and 21.8% respectively, of our total net broadcast advertising revenue during the same period of the prior year.

Digital revenue is impacted by the nature and delivery of page views and the number of advertisements per page. We have experienced an ongoing shift in the number of page views from desktop devices to mobile devices. While mobile page views have increased dramatically, they carry a lower number of advertisements per page and are generally sold at lower rates. A shift from desktop page views to mobile device views negatively impacts revenue as mobile devices carry lower rates and less advertisement per page. Decreases in digital revenue could adversely affect our operating results, financial condition, and results of operations. To minimize the impact that any one of these areas could have, we continue to explore opportunities to cross-promote our brands and our content, and to strategically monitor costs.

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

Item 10e of Regulation S-K defines and prescribes the conditions under which certain non-GAAP financial information may be presented in this report. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Same Station net broadcast revenue, Same Station broadcast operating expenses, Same Station Operating Income, Digital Media Operating Income, and Publishing Operating Income (Loss), all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP financial measures are intended to provide management and investors a more complete understanding of our underlying operational results, trends, and performance.

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

Reconciliation of Non-GAAP Financial Measures:

In the tables below, we present a reconciliation of net broadcast revenue, the most comparable GAAP measure, to Same Station net broadcast revenue, and broadcast operating expenses, the most comparable GAAP measure to Same Station broadcast operating expense. We show our calculation of Station Operating Income and Same Station Operating Income, which is reconciled from net income, the most comparable GAAP measure, in the table following our calculation of Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP measures are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$49,591	$51,136	$140,422	$152,020
Net broadcast revenue – acquisitions	—	—	—	(247)
Net broadcast revenue – dispositions	—	(15)	(113)	(64)
Net broadcast revenue – format change	(52)	—	(117)	(111)

Same Station net broadcast revenue	$49,539	$51,121	$140,192	$151,598

Reconciliation of Broadcast Operating Expenses To Same Station Broadcast Operating Expenses
Broadcast operating expenses	$37,463	$41,178	$106,968	$120,837
Broadcast operating expenses – acquisitions	—	—	(1)	(279)
Broadcast operating expenses – dispositions	—	(87)	(214)	(135)
Broadcast operating expenses – format change	(4)	(28)	(135)	(160)

Same Station broadcast operating expenses	$37,459	$41,063	$106,618	$120,263

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$12,128	$9,958	$33,454	$31,183
Station operating (income) loss –acquisitions	—	—	1	32
Station operating loss – dispositions	—	72	101	71
Station operating (income) loss – format change	(48)	28	18	49

Same Station – Station Operating Income	$12,080	$10,058	$33,574	$31,335

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss). Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022

	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net broadcast revenue	$49,591	$51,136	$140,422	$152,020
Less broadcast operating expenses	(37,463)	(41,178)	(106,968)	(120,837)

Station Operating Income	$12,128	$9,958	$33,454	$31,183

Net digital media revenue	$10,645	$10,189	$30,603	$31,293
Less digital media operating expenses	(8,269)	(8,333)	(25,280)	(25,079)

Digital Media Operating Income	$2,376	$1,856	$5,323	$6,214

Net publishing revenue	$5,747	$5,537	$18,093	$14,840
Less publishing operating expenses	(5,213)	(6,542)	(16,844)	(16,441)

Publishing Operating Income (Loss)	$534	$(1,005)	$1,249	$(1,601)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022

	(Dollars in thousands)
Reconciliation of Net Income (Loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)
Net income (loss)	$22,094	$(11,885)	$24,674	$(1,029)
Plus provision for (benefit from) income taxes	837	59	479	(1,234)
Plus net miscellaneous income and (expenses)	(2)	19	(87)	19
Plus gain on the forgiveness of PPP loans	(11,212)	—	(11,212)	—
Plus (gain) loss on early retirement of long-term debt	56	—	56	18
Plus earnings from equity method investment	—	(102)	—	(4,015)
Plus interest expense, net of capitalized interest	4,026	3,142	11,887	9,925
Less interest income	—	(17)	(1)	(166)

Net operating income (loss)	$15,799	$(8,784)	$25,796	$3,518

Plus net (gain) loss on the disposition of assets	(10,607)	167	(10,552)	(8,461)
Plus change in the estimated fair value of contingent earn-out consideration	—	—	—	(5)
Plus legal settlement	—	3,825	—	4,776
Plus debt modification costs	2,347	2	2,347	250
Plus impairment of indefinite-lived long-term assets other than goodwill	—	7,724	—	11,659
Plus impairment of goodwill	—	—	—	127
Plus depreciation and amortization	3,215	3,034	9,671	9,500
Plus unallocated corporate expenses	4,284	4,841	12,764	14,432

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$15,038	$10,809	$40,026	$35,796

Station Operating Income	$12,128	$9,958	$33,454	$31,183
Digital Media Operating Income	2,376	1,856	5,323	6,214
Publishing Operating Income (Loss)	534	(1,005)	1,249	(1,601)

	$15,038	$10,809	$40,026	$35,796

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022

	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Net income (loss)	$22,094	$(11,885)	$24,674	$(1,029)
Plus interest expense, net of capitalized interest	4,026	3,142	11,887	9,925
Plus provision for (benefit from) income taxes	837	59	479	(1,234)
Plus depreciation and amortization	3,215	3,034	9,671	9,500
Less interest income	—	(17)	(1)	(166)

EBITDA	$30,172	$(5,667)	$46,710	$16,996

Plus net (gain) loss on the disposition of assets	(10,607)	167	(10,552)	(8,461)
Plus change in the estimated fair value of contingent earn-out	—	—	—	(5)
consideration
Plus debt modification costs	2,347	2	2,347	250
Plus impairment of indefinite-lived long-term assets other than goodwill	—	7,725	—	11,660
Plus impairment of goodwill	—	—	—	127
Plus net miscellaneous (income) and expenses	(2)	19	(87)	19
Plus (gain) loss on early retirement of long-term debt	56	—	56	18
Plus gain on the forgiveness of PPP loans	(11,212)	—	(11,212)	—
Plus non-cash stock-based compensation	78	54	240	228

Adjusted EBITDA	$10,832	$2,300	$27,502	$20,832

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

Debt Transactions

•

During the nine months ended September 30, 2022, we completed repurchases of $15.5 million of the 2024 Notes for $15.4 million in cash, recognizing a net loss of $18,000 after adjusting for bond issuance costs as detailed in Note 11 – Long-Term Debt of our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q.

•	On September 24, 2021, we repurchased $4.7 million of the 2024 Notes for $4.7 million in cash, recognizing a net loss of $56,000 after adjusting for bond issuance costs.

•

On September 10, 2021, we used cash proceeds from the 2028 Notes to fund the repurchase of $112.8 million of our 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of newly issued 2028 Notes.

•

We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location basis.

•	In July 2021, the SBA forgave all but $20,000 of the PPP loans. The remaining PPP loan was repaid in July 2021.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Net Broadcast Revenue

	Three Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022

	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$49,591	$51,136	$1,545	3.1%	75.2%	76.5%
Same Station Net Broadcast Revenue	$49,539	$51,121	$1,582	3.2%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,
	2021		2022

	(Dollars in thousands)
Block Programming:
National	$12,502	25.2%	$13,599	26.6%
Local	6,299	12.7%	6,134	12.0%

	18,801	37.9%	19,733	38.6%
Broadcast Advertising:
National	3,447	7.0%	3,644	7.1%
Local	10,682	21.5%	10,363	20.3%

	14,129	28.5%	14,007	27.4%
Broadcast Digital (local)	8,805	17.8%	9,172	17.9%
Infomercials	220	0.4%	196	0.4%
Network	4,908	9.9%	5,721	11.2%
Other Revenue	2,728	5.5%	2,307	4.5%

Net Broadcast Revenue	$49,591	100.0%	$51,136	100.0%

Block programming revenue increased 5.0% to $19.7 million from $18.8 million due to an average increase in rates of 2.6% during our 2022 annual renewals and to higher demand from the expansion of existing programs and the launch of new programs. The growth was almost exclusively from our Christian Teaching and Talk format radio stations that generated a $1.1 million increase in national programming that was offset with a $0.2 million decline from local programming.

Advertising revenue, net of agency commissions, or net advertising revenue decreased 0.9%, or $0.1 million, to $14.0 million from $14.1 million, driven by a 3.0% decrease in local advertising that was offset with a 5.7% increase in national advertising. Excluding political, which generated $0.7 million of revenue ($0.4 million national and $0.3 million local), net advertising revenue declined by 4.5% to $13.3 million from $14.0 million due to declines in local advertising revenue. Declines in local advertising revenue include $0.1 million from CCM format stations, $0.3 million from our Christian Teaching and Talk format radio stations and $0.1 million from our News Talk format radio stations. Advertising revenue is impacted by advertisers that limit advertising spending as concerns grow over inflation and the general state of the economy.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased 4.2%, or $0.4 million, to $9.2 million from $8.8 million. The increase includes a $0.6 million increase in digital marketing services through Salem Surround and a $0.2 million increase in revenue generated from SalemNow, our video-on-demand service through Salem Consumer Products, based on ongoing growth in digital product offerings. These increases were offset with a $0.3 million decrease in digital revenue from our networks and a $0.1 million decrease in digital advertising from the Salem Podcast Network due to a decline in the number of advertisers. There were no significant changes in digital rates as compared to the prior year.

We experienced a small decline in infomercial revenue of $24,000 due to a lower number of infomercials aired during the period with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of amounts reported as digital, increased 16.6%, or $0.8 million, due a $0.7 million increase in revenue from our nationally syndicated host programs and a $0.1 million increase in political advertising. There were no significant changes in rates as compared to the same period of the prior year.

Other revenue decreased 15.4%, or $0.4 million, including a $0.2 million decrease in listener purchase program revenue from lower half price tuition sales, a $0.1 million decrease in TBA fees from radio stations in our Louisville market and a $0.1 million decrease in miscellaneous broadcast revenues.

On a Same Station basis, net broadcast revenue increased 3.2% or $1.6 million, which reflects these items net of the impact of stations acquisitions, dispositions, and format changes.

Net Digital Media Revenue

	Three Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,645	$10,189	$(456)	(4.3)%	16.1%	15.2%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Three Months Ended September 30,
	2021		2022
	(Dollars in thousands)
Digital Advertising, net	$5,053	47.5%	$4,365	42.8%
Digital Streaming	873	8.2	889	8.7
Digital Subscriptions	3,155	29.6	3,206	31.5
Digital Downloads	1,464	13.8	1,624	15.9
Other Revenues	100	0.9	105	1.1

Net Digital Media Revenue	$10,645	100.0%	$10,189	100.0%

Digital advertising revenue net of agency commissions, or national net digital revenue, decreased 13.6%, or $0.7 million, including a $0.5 million decline from Townhall Media and a $0.2 million decline from Eagle Financial Publications. Declines from Townhall Media were driven by changes in Facebook algorithms that limit political content, the growing use of browsers that block third-party cookies limiting advertising, and the overall state of the economy that has weakened demand resulting in lower advertising rates. Eagle Financial Publications experienced declines from economic as the stock market impacts demand for advertisements on their platform.

Digital streaming revenue increased slightly over the prior year with no significant changes in sales volume or rates.

Digital subscription revenue increased 1.1% due to a $0.1 million increase from Townhall VIP that was partially offset with a decline from Eagle Financial Publications. The decline in subscription revenue from Eagle Financial Publications reflects a decrease in the number of subscribers due to lower demand that we experience during times of economic uncertainty. There were no significant changes in rates as compared to the same period of the prior year.

Digital download revenue increased 10.9%, or $0.2 million, due to a higher volume of downloads from our church product websites with no significant changes in rates as compared to the same period of the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which increased slightly in volume with no changes in rates over the same period of the prior year.

Net Publishing Revenue

	Three Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$5,747	$5,537	$(210)	(3.7)%	8.7%	8.3%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended September 30,
	2021		2022
	(Dollars in thousands)
Book Sales	$4,561	79.4%	$4,612	83.3%
Estimated Sales Returns & Allowances	(1,212)	(21.1)	(1,355)	(24.5)

Net Book Sales	3,349	58.3	3,257	58.8
E-Book Sales	502	8.7	312	5.6
Self-Publishing Fees	1,556	27.1	1,810	32.7
Other Revenue	340	5.9	158	2.9

Net Publishing Revenue	$5,747	100.0%	$5,537	100.0%

Net book sales declined 2.7%, or $0.1 million, including a $0.2 million decline from Salem Author Services due to a reduction in the number of books sold with no significant changes in sale prices that was offset with a $0.1 million increase from Regnery Publishing from a 24% increase in volume offset with an 8% decline in in the average price per unit sold.

Book sales through Regnery Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The increase of $0.1 million in estimated sales returns and allowances reflects the expected returns of books sold through Regnery Publishing.

Regnery Publishing e-book sales declined 37.8%, or $0.2 million, due to a 28% decrease in sales volume and a 14% decrease in the average price per unit sold. E-book sales vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on a book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees increased 16.3%, or $0.3 million, due an increase in the number of authors with no significant change in fees charged to authors.

Other revenue includes change fees, video trailers and website revenues and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue decreased $0.2 million due to lower volume. There were no significant changes in rates as compared to the same period of the prior year.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$37,463	$41,178	$3,715	9.9%	56.8%	61.6%
Same Station Broadcast Operating Expenses	$37,459	$41,063	$3,604	9.6%

Broadcast operating expenses increased 9.9%, or $3.7 million, including a $1.8 million increase from broadcast stations, a $0.8 million increase from Salem Surround, a $0.6 million increase from Salem News Channel, a $0.3 million increase from Salem Podcast Network, and a $0.2 million increase from SalemNow. The increase in expenses associated with Salem Surround, Salem Podcast Network, Salem News Channel and SalemNow are consistent with the growth of these entities in expanding digital product offerings through our broadcast division. The increase of $1.8 million from our broadcast stations includes a $1.1 million increase in payroll costs primarily driven by an increase in commissions and the January 2022 reinstatement of the company 401(k) match, a $0.4 million increase in advertising and event costs, a $0.1 million increase in production and programming costs, a $0.1 million increase in travel and entertainment, and a $0.1 million increase in lease expense.

On a same-station basis, broadcast operating expenses increased 9.6%, or $3.6 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of station acquisitions, dispositions, and format changes.

Legal Settlement

	Three Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Legal Settlement	$—	$3,825	$3,825	—%	—%	5.7%

On September 26, 2022, we entered into a settlement agreement in connection with a lawsuit. While we denied the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. We previously estimated that we would resolve the matter for $1.5 million, and that amount accrued at June 30, 2022. During mediation held on September 26, 2022, the parties reached a settlement whereby we will pay $5.3 million in exchange for a release by the Plaintiff of all claims. The settlement is subject to court approval.

Digital Media Operating Expenses

	Three Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,269	$8,333	$64	0.8%	12.5%	12.5%

Digital media operating expenses increased 0.8%, or $0.1 million, including a $0.3 million increase in employee related costs including $0.1 million associated with the reinstatement of the company 401(k) match effective January 1, 2022 and $0.3 million increase in advertising and promotional expenses, which were offset by a $0.3 million decrease in sales-based commissions and bonuses, a $0.1 million decrease in software and streaming costs and a $0.1 million decrease in costs of sales.

Publishing Operating Expenses

	Three Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,213	$6,542	$1,329	25.5%	7.9%	9.8%

Publishing operating expenses increased 25.5%, or $1.3 million, including a $0.9 million increase in the cost of sales, a $0.2 million increase in payroll costs, a $0.2 million increase in advertising expense and a $0.1 million increase in royalty expense. The increase in cost of sales includes a $1.0 million increase from Regnery® Publishing that was offset by a $0.1 million decrease in Salem Author Services. The gross profit margin for Regnery® Publishing declined to 45% from 52% due to higher cost of goods sold including costs related to the recall and destruction of a book during September 2022. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 79% from 74%.

Unallocated Corporate Expenses

	Three Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,284	$4,840	$556	13.0%	6.5%	7.2%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, which are not directly attributable to any one of our operating segments. The increase of 13.0%, or $0.5 million, includes a $0.2 million increase in employee related costs associated with executive bonuses and the reinstatement of the company 401(k) match effective January 1, 2022, a $0.1 million increase in travel and entertainment and a $0.1 million increase in professional services.

Debt Modification Costs

	Three Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$2,347	$2	$(2,345)	(99.9)%	3.6%	—%

On September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of 2028 Notes. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with FASB ASC Topic 470 with $2.3 million of fees paid to third parties included in operating expenses for the period.

Depreciation Expense

	Three Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,788	$2,737	$(51)	(1.8)%	4.2%	4.1%

The decrease in depreciation expense reflects the impact of station assets sold and a reduction in acquisition activity, including capital projects that are delayed due to the pandemic. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended September 30,
	2021	2022	Change $	Change%		2021	2022
	(Dollars in thousands)					% of Total Net Revenue
Amortization Expense	$427	$297	$(130)		%	0.6%	0.4%

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

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended June 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$7,725	$7,725	—%	—%	11.6%

We performed an interim review of broadcast licenses for impairment at September 30, 2022. Based on our review and analysis, we determined that the carrying value of broadcast licenses in twelve of our market clusters were impaired as of the interim testing period ending September 30, 2022. We recorded an impairment charge of $7.7 million to the value of broadcast licenses in Boston, Chicago, Columbus, Dallas, Greenville, Honolulu, Little Rock, Orlando, Philadelphia, Portland, Sacramento, and San Francisco. The impairment charge was driven by a decline in projected revenues for the broadcast industry impacting the remainder of 2022 and a reduction in the future industry growth rates based on current economic indicators.

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$(10,607)	$167	$10,774	(101.6)%	(16.1)%	0.2%

The net loss on the disposition of assets of $0.2 million for the three months ending September 30, 2022, represents various other fixes asset disposals.

The net gain on the disposition of assets of $10.6 million for the three-month period ending September 30, 2021, includes a $10.5 million pre-tax gain on the sale of land in Lewisville, Texas, and a $0.1 million pre-tax gain on the sale of the Hilary Kramer Financial Newsletter and related assets as well as various other fixed asset disposals.

Other Income (Expense)

	Three Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$—	$17	17	—%	—	—%
Interest Expense	(4,026)	(3,142)	(884)	(22.0)%	(6.1)%	(4.7)%
Gain on the Forgiveness of PPP loans	11,212	—	(11,212)	—%	17.0	—%
Gain (Loss) on Early Retirement of Long-Term Debt	(56)	—	56	—%	(0.1)%	—%
Earnings from equity method investment	—	102	102	—	—	0.2
Net Miscellaneous Income and (Expenses)	2	(19)	(21)	(1,050.0)%	—%	—%

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

We recorded $0.1 million of earnings from our equity investment in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The motion picture, 2000 Mules, was released in May 2022.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other expenses.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$837	$59	$(778)	(93.0)%	1.3%	0.1%

Tax provision decreased by $0.8 million to $0.1 million for the three months ended September 30, 2022, compared to $0.8 million for the same period of the prior year. The tax provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was (0.5)% for the three months ended September 30, 2022, compared to 3.7% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the sale of business assets in various states, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of (0.5)% is primarily driven by projected utilization of operating loss carryforwards, along with certain expenses that are nondeductible for income tax purposes relative to pre-tax book income, impairment of intangibles, return to provision adjustments and tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions for state jurisdictions in which a full valuation allowance has been recording against net operating loss carryforward.

Net Income (Loss)

	Three Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$22,094	$(11,885)	(33,979)	(153.8)%	33.5%	(17.8)%

Net loss decreased by $34.0 million to $11.9 million for the three months ended September 30, 3022, compared to net income of $22.1 million during the same period of the prior year as described above.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Net Broadcast Revenue

	Nine Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$140,422	$152,020	$11,598	8.3%	74.3%	76.7%
Same Station Net Broadcast Revenue	$140,192	$151,598	$11,406	8.1%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2021		2022
	(Dollars in thousands)
Block Programming:
National	$35,824	25.5%	$39,998	26.3%
Local	18,072	12.9%	18,183	12.0%

	53,896	38.4%	58,181	38.3%
Broadcast Advertising:
National	10,565	7.5%	11,344	7.5%
Local	30,123	21.5%	31,915	21.0%

	40,688	29.0%	43,259	28.5%
Broadcast Digital (local)	23,602	16.8%	27,259	17.9%
Infomercials	682	0.5%	569	0.4%
Network	14,729	10.4%	15,961	10.5%
Other Revenue	6,825	4.9%	6,791	4.5%

Net Broadcast Revenue	$140,422	100.0%	$152,020	100.0%

Block programming revenue increased 8.0% to $58.2 million from $53.9 million, due to an average increase in rates of 2.6% during our 2022 annual renewals and to higher demand from the expansion of existing programs and the launch of new programs. National programming from our Christian Teaching and Talk format radio stations increased $3.8 million followed by our News Talk format stations that increased $0.3 million. Local programming increased $0.2 million on our News Talk format radio stations offset by a $0.1 million decrease from our Christian Teaching and Talk format radio stations.

Advertising revenue, net of agency commissions, or net advertising revenue increased 6.3%, or $2.6 million, to $43.3 million from $40.7 million, driven by a 7.4% increase in national spots and a 5.9% increase in local spots. Excluding political, which generated $2.3 million of revenue ($1.3 million national and $1.0 million local), net advertising revenue increased 2.3% to $41.0 million from $40.0 million including a $1.1 increase in local advertising revenue that was offset with a $0.1 million decline in national advertising revenue. The largest increase was $1.2 million from our News Talk format stations followed by a $0.1 million increase from our Christian Teaching and Talk format radio stations and a combined $0.4 million increase from our other format radio stations offset by a $0.7 million decrease in our CCM radio stations. We experienced a higher demand for advertising during the first half of 2022 as pandemic restrictions eased followed by a decrease in demand during the third quarter as advertising revenue is adversely impacted by advertisers that limit advertising spending as concerns grow over inflation and the state of the economy.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased 15.5%, or $3.6 million. The increase includes $0.7 million of revenue generated from SalemNow, our video-on-demand service through Salem Consumer Products, which received distribution fees from 2000 Mules, the documentary motion picture we invested in during 2022. We also saw increases of $2.6 million from digital marketing services through Salem Surround, an increase of $0.5 million in streaming revenue, an increase of $0.3 million from digital advertising revenue on our station websites, and a $0.1 million increase from Salem Podcast Network, that was offset by a $0.6 million decrease from our network. There were no significant changes in digital rates as compared to the prior year.

We experienced a decline in infomercial revenue of $0.1 million due to a lower number of infomercials aired during the period with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of amounts reported as digital, increased 4.3%, or $0.4 million, including a $0.3 million increase in political advertising and a $0.1 million increase from our nationally syndicated host programs.

Other revenue decreased 0.5%, or $34,000, including a $0.6 million increase in event revenue that was offset with a $0.4 million decrease in listener purchase program revenue from lower half price tuition sales and a $0.2 million decrease in tower rental income. Event revenue varies from period to period based on the nature and timing of events, audience demand, any applicable local pandemic restrictions, and in some cases, the weather which can affect attendance. While pandemic restrictions have eased, we continue to offer some virtual events as conditions warrant.

On a Same Station basis, net broadcast revenue increased 8.1% or $11.4 million, which reflects these items net of the impact of stations acquisitions, dispositions, and format changes.

Net Digital Media Revenue

	Nine Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$30,603	$31,293	$690	2.3%	16.2%	15.8%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Nine Months Ended September 30,
	2021		2022
	(Dollars in thousands)
Digital Advertising, net	$13,859	45.3%	$13,453	43.0%
Digital Streaming	2,579	8.4	2,687	8.6
Digital Subscriptions	9,227	30.2	9,549	30.5
Digital Downloads	4,637	15.1	5,269	16.8
Other Revenues	301	1.0	335	1.1

Net Digital Media Revenue	$30,603	100.0%	$31,293	100.0%

Digital advertising revenue net of agency commissions, or national net digital revenue, decreased 2.9%, or $0.4 million, including a $0.5 million decline from Eagle Financial Publications and a $0.5 million decline from Townhall Media that was offset by a $0.6 million increase from Salem Web Network. Declines from Townhall Media were driven by changes in Facebook algorithms that limit political content, the growing use of browsers that block third-party cookies limiting advertising, and the overall state of the economy that has weakened demand resulting in lower advertising rates. Eagle Financial Publications experienced declines from economic conditions as the stock market impacts demand for advertisements on their platform.

Digital streaming revenue increased 4.2%, or $0.1 million, based on increased demand for content available from our Christian websites. There were no significant changes in rates.

Digital subscription revenue increased 3.5%, or $0.3 million, including a $0.5 million increase from Salem Web Network and a $0.4 million increase from Townhall VIP, that were offset by a $0.6 million decline from Eagle Financial Publications from a reduction in the number of new subscriptions generated and the July 2021 sale of the Hilary Kramer newsletters.

Digital download revenue increased 13.6%, or $0.6 million, due to a higher volume of downloads from our church product websites with no significant changes in rates as compared to the same period of the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which increased slightly in volume with no changes in rates over the same period of the prior year.

Net Publishing Revenue

	Nine Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$18,093	$14,840	$(3,253)	(18.0)%	9.6%	7.5%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Nine Months Ended September 30,
	2021		2022
	(Dollars in thousands)
Book Sales	$15,074	83.3%	$10,816	72.9%
Estimated Sales Returns & Allowances	(4,223)	(23.3)	(2,799)	(18.9)

Net Book Sales	10,851	60.0	8,017	54.0
E-Book Sales	1,294	7.2	937	6.3
Self-Publishing Fees	4,730	26.1	5,189	35.0
Print Magazine Subscriptions	262	1.4	—	—
Print Magazine Advertisements	123	0.7	—	—
Digital Advertising	132	0.7	—	—
Other Revenue	701	3.9	697	4.7

Net Publishing Revenue	$18,093	100.0%	$14,840	100.0%

Net book sales declined 26.1%, or $2.8 million, including a $2.4 million decline from Regnery Publishing from a 20% decline in volume and a 6% decline in the average price per unit sold, and a $0.4 million decline from Salem Author Services from a reduction in the number of books sold with no significant changes in sale prices. Book sales through Regnery Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The decline of $1.4 million in estimated sales returns and allowances reflects a lower number of print books sold through Regnery Publishing.

Regnery Publishing e-book sales declined 27.6%, or $0.4 million, due to a 13% decrease in sales volume and a 17% decrease in the average price per unit sold. E-book sales can also vary based on the composite mix of titles released and available in each period.

Revenues can vary significantly based on a book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees increased 9.7%, or $0.5 million, due an increase in the number of authors with no material change in fees charged to authors.

There have been no sales of print magazine subscriptions and print advertising revenues following the sale of Singing News Magazine on May 25, 2021. Digital advertising was not significant to Publishing and is no longer sold.

Other revenue includes change fees, video trailers and website revenues and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue remained consistent from the same period of the prior year. There were no changes in volume or rates.

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$106,968	$120,837	$13,869	13.0%	56.6%	61.0%
Same Station Broadcast Operating Expenses	$106,618	$120,263	$13,645	12.8%

Broadcast operating expenses increased 13.0%, or $13.9 million, including a $8.0 million increase from broadcast stations, a $2.9 million increase from Salem Surround, a $1.4 million increase from the launch of Salem News Channel in 2022, a $1.3 million increase from Salem Podcast Network and a $0.2 million increase from SalemNow. The increase in expenses associated with Salem Surround, Salem News Channel, Salem Podcast Network, and SalemNOW are consistent with the growth of these entities in expanding new digital product offerings through our broadcast division. The increase of $8.0 million from our broadcast stations includes a $3.6 million increase in payroll costs primarily driven by an increase in commissions and the January 2022 reinstatement of the company 401(k) match, a $1.3 million increase in advertising and event costs, a $1.0 million increase in travel and entertainment, a $0.7 million increase in facility-related expenses, a $0.5 million increase in professional services, a $0.5 million increase in production and programming costs and a $0.4 million increase in bad debt expense.

On a same-station basis, broadcast operating expenses increased 12.8%, or $13.6 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Legal Settlement

	Nine Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Legal Settlement	$—	$4,776	$4,776	—%	—%	2.4%

On September 26, 2022, we entered into a settlement agreement in connection with a lawsuit. While we denied the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. We previously estimated that we would resolve the matter for $1.5 million, and that amount accrued at June 30, 2022. During mediation held on September 26, 2022, the parties reached a settlement whereby we will pay $5.3 million in exchange for a release by the Plaintiff of all claims. The settlement is subject to court approval.

Digital Media Operating Expenses

	Nine Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$25,280	$25,079	$(201)	(0.8)%	13.4%	12.7%

Digital media operating expenses declined 0.8%, or $0.2 million, including a $0.5 million decrease in software and streaming costs, a $0.3 million decrease in royalties, a $0.3 million decrease in sales-based commissions and bonuses, a $0.2 million decrease in professional services and a $0.1 million decrease in costs of sales that were offset by a $0.9 million increase in employee related costs including $0.3 million associated with the reinstatement of the company 401(k) match effective January 1, 2022, a $0.2 million increase in bad debt expense and a $0.1 million increase in advertising and promotional expenses.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2021	2022	Change $	Change%	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$16,844	$16,441	$(403)	(2.4)%	8.9%	8.3%

Publishing operating expenses declined 2.4%, or $0.4 million, including a $0.6 million decrease in royalty expense consistent with lower revenues and a $0.1 million decrease in payroll costs due to the sale of Singing News Magazine in May 2021 offset by a $0.2 million increase in the cost of sales, a $0.1 million increase in advertising expense and a $0.1 million increase in bad debt expense.

The increase in cost of sales includes a $0.6 million increase from Regnery® Publishing, offset by a $0.2 million decrease in Salem Author Services a $0.2 million decline from the sale of Singing News Magazine. The gross profit margin for Regnery® Publishing declined to 43% from 54% as a result of higher costs including cost incurred with recall and destruction of a book during September 2022. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 79% from 75%.

Unallocated Corporate Expenses

	Nine Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$12,764	$14,431	$1,667	13.1%	6.7%	7.3%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, which are not directly attributable to any one of our operating segments. The increase of 13.1%, or $1.2 million, includes a $0.8 million increase in employee related costs associated with executive bonuses and the reinstatement of the company 401(k) match effective January 1, 2022, a $0.4 million increase in travel and entertainment, a $0.2 million increase in facility-related expenses and a $0.1 million increase in professional services.

Debt Modification Costs

	Nine Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$2,347	$250	$(2,097)	(89.3)%	1.2%	0.1%

On September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of 2028 Notes. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with FASB ASC Topic 470 with $2.3 million of fees paid to third parties included in operating expenses for the period. We recorded debt modification costs of $0.2 million during the first half of 2022.

Depreciation Expense

	Nine Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$8,118	$8,537	$419	5.2%	4.3%	4.3%

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

Amortization Expense

	Nine Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,553	$963	$(590)	(38.0)%	0.8%	0.5%

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

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Nine Months Ended September 30,
	2021	2022	Change	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$11,660	$11,660	—%	—%	5.9%

As a result of declining revenue growth projections forecasted by industry analysts, we performed an interim review of broadcast licenses for impairment at September 30, 2022. Based on our review and analysis, we determined that the carrying value of broadcast licenses in twelve of our market clusters were impaired as of the interim testing period ending September 30, 2022. We recorded an impairment charge of $7.7 million to the value of broadcast licenses in Boston, Chicago, Columbus, Dallas, Greenville, Honolulu, Little Rock, Orlando, Philadelphia, Portland, Sacramento, and San Francisco. The impairment charge was driven by a decline in projected revenues for the broadcast industry impacting the remainder of 2022 and a reduction in the future industry growth rates based on current economic indicators.

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

	Nine Months Ended September 30,
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

Net (Gain) Loss on the Disposition of Assets

	Nine Months Ended September 30,
	2021	2022	Change $	Change	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$(10,552)	$(8,461)	$2,091	(19.8)%	(5.6)%	(4.3)%

The net gain on the disposition of assets of $8.6 million for the nine-month period ending September 30, 2022 reflects a $6.5 million pre-tax gain on the sale of land used in our Denver, Colorado broadcast operations, a $1.8 million pre-gain on the sale of land used in our Phoenix, Arizona broadcast operations, and a $0.5 million pre-tax gain on the sale of our radio stations in Louisville, Kentucky that was offset with $0.3 million of net losses from various fixed asset disposals.

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

Other Income (Expense)

	Nine Months Ended September 30,
	2021	2022	Change	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$1	$166	$165	—%	—%	0.1%
Interest Expense	(11,887)	(9,925)	(1,962)	(16.5)%	(6.3)%	(5.0)%
Gain on the Forgiveness of PPP Loans	11,212	—	(11,212)	—%	5.9	—%
Gain (Loss) on Early Retirement of Long-Term Debt	(56)	(18)	38	(67.9)%	—%	—%
Earnings from equity method investment	—	4,015	4,015	—	—	2.0%
Net Miscellaneous Income and (Expenses)	87	(19)	(106)	(121.8)%	—%	—%

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

The loss on the early retirement of long-term debt for the nine months ended September 30, 2022, reflects $15.5 million of repurchases of the Notes at prices below face value resulting in a pre-tax loss of $18,000. The loss on the early retirement of long-term debt for the same time of the prior year reflects $4.7 million of repurchases of the 2024 Notes for $4.7 million in cash, recognizing a net loss of $56,000 after adjusting for bond issuance costs.

We recorded $4.0 million of earnings from our equity investment in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The motion picture, 2000 Mules, was released in May 2022.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other miscellaneous expenses.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$479	$(1,234)	$(1,713)	(357.6)%	0.3%	(0.6)%

We recognized a tax benefit of $1.2 million for the nine months ended September 30, 2022 as compared to a tax provision of $0.4 million for the same period of the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate was 54.5% for the nine months ended September 30, 2022 compared to 1.9% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of 54.5% is driven by impairment of intangibles, return to provision adjustments, certain expenses that are nondeductible for income tax purposes relative to pre-tax book loss, tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions and projected utilization of operating loss carryforwards.

At December 31, 2021, we had net operating loss carryforwards for federal income tax purposes of approximately $98.4 million that expire in years 2024 through 2038 and for state income tax purposes of approximately $607.7 million that expire in years 2022 through 2041. During the nine-month period ending September 30, 2022, we trued up the federal 2021 net operating loss by approximately $6.3 million and utilized net operating losses of approximately $15.3 million for federal and $7.2 million for states, resulting in in ending federal net operating loss carryforward of $89.4 million and state net operating loss carryforward of $600.5 million.

Net Income (Loss)

	Nine Months Ended September 30,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$24,674	$(1,029)	$(25,703)	(104.2)%	13.0%	(0.5)%

Net loss increased by $25.7 million to $1.0 million for the nine months ended September 30, 2022, compared to net income of $24.7 million during the same period of the prior year as described above.

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

During 2020 we began to keep higher balances of cash and cash equivalents on-hand to meet operating needs due to the adverse economic conditions of the COVID-19 pandemic. Historically, we kept the balance of cash and cash equivalents on-hand low in order to reduce the balance of outstanding debt. Our ABL Facility automatically covers any shortfalls in operating cash flows such that we are not required to hold excess cash balances on hand. Our cash and cash equivalents decreased $23.0 million to $0.8 million at September 30, 2022 as compared to $23.8 million at September 30, 2021. Working capital decreased $28.3 million to $(12.8) million at September 30, 2022 compared to $15.5 million at September 30, 2021 due to the $23.0 million decrease in cash and cash equivalents which was primarily used to redeem long-term debt

Operating Cash Flows

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

Net cash provided by operating activities during the nine-month period ended September 30, 2022 decreased $4.7 million to $10.0 million from $14.7 million during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Total net revenue increased $9.0 million;

•

Operating expenses exclusive of debt modification costs, legal settlement, depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments, and net gain (loss) on the disposition of assets, increased $15.0 million;

•	Accounts receivables, net of allowances, increased $4.8 million compared the prior year;

•	Unbilled revenue decreased $0.3 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, remained consistent at 53 days at September 30, 2022 from the same period of the prior year;

•	Net accounts payable and accrued expenses increased $10.8 million to $35.4 million from $24.7 million as of the prior year; and

•	Net inventories on hand increased $0.5 million to $1.5 million at September 30, 2022 compared to a $0.4 million increase to $1.0 million for the same period of the prior year.

Investing Cash Flows

Our primary source of investing cash inflows includes proceeds from the sale of assets or businesses. Investing cash outflows include cash payments made to acquire businesses, to acquire property, equipment, and intangible assets, and to make investments that we believe are beneficial to our business.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities, and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our 2022 budget, we plan to incur additional capital expenditures of approximately $2.1 million during the remainder of 2022. We invested in OnePartyAmerica LLC (“OPA”), an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. We received our total investment of $4.5 million of cash from OPA during the second quarter of 2022 that is reflected as investing cash inflows. All other receipts from OPA are reflected in operating cash flows representing our share of revenue from the documentary motion picture.

While our focus continues to be on deleveraging the company, we remain committed to the exploration and pursuit of strategic acquisitions and investments. We plan to fund any future investing outflows from cash on hand, operating cash flow or our credit facilities.

Net cash inflows from investing activities increased $1.6 million to $4.4 million of net cash provided during the nine-month period ended September 30, 2022, from $2.8 million during the same period of the prior year. The increase in net cash flow from investing activities was the result of:

•	Cash paid for capital expenditures increased $2.2 million to $9.2 million from $7.0 million;

•	Cash paid for acquisitions decreased $3.9 million to $0.7 million from $4.6 million;

•	Cash received from return of investments was $4.5 million in the current year;

•	Cash paid for investments increased $2.5 million to $3.5 million from $1.0 million; and

•	Cash received from the sale of assets declined $1.6 million to $14.2 million from $15.8 million.

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

During the nine-month period ended September 30, 2022, the principal balances outstanding under the Notes and ABL Facility ranged from $158.9 million to $174.5 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that limit and restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash outflows for financing activities increased $15.3 million to $15.4 million during the nine-month period ended September 30, 2022, from $0.1 million during the same period of the prior year. The increase in net cash flow from financing activities includes:

•	Proceeds of $114.7 million were received during the prior year from the issuance of the 2028 Notes;

•	Proceeds of $11.2 million under PPP loans were received during the prior year;

•

We used $15.4 million of cash to repurchase $15.5 million in face value of the 2024 Notes during the nine-months ended September 30, 2022, compared to $119.4 million of cash to repurchase $117.5 million in face value of the 2024 Notes; and

•	Net repayments on our ABL Facility of $5.0 million during the prior year.

Long-term debt consists of the following:

	December 31, 2021	September 30, 2022
	(Dollars in thousands)
2028 Notes	$114,731	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	(3,844)	(3,401)

2028 Notes, net carrying value	110,887	111,330

2024 Notes	60,174	44,685
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(480)	(237)

2024 Notes, net carrying value	59,694	44,448

Asset-Based Revolving Credit Facility principal outstanding (1)	—	—

Long-term debt less unamortized discount and debt issuance costs	$170,581	$155,778

Less current portion	—	—

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$170,581	$155,778

(2)

As of September 30, 2022, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $24.1 million, no outstanding borrowings and $0.3 million of outstanding letters of credit, resulting in a $23.8 million borrowing base availability.

Our weighted average interest rate was 7.01% and 6.99% at September 30, 2022 and December 31, 2021, respectively.

In addition to the outstanding amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2022:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$44.7 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%;

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility; and

•	Delayed Draw of up to $50.0 million in additional 2028 Notes.

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

The 2028 Notes are guaranteed on a senior secured basis. We may redeem the 2028 Notes, in whole or in part, at any time prior to June 1, 2024, at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium and accrued and unpaid interest, if any, up to, but not including, the redemption date. At any time on or after June 1, 2024, we may redeem some or all of the 2028 Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the 2028 Notes indenture, plus accrued and unpaid interest, if any, up to, but not including the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2028 Notes before June 1, 2024, with the net cash proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount plus accrued and unpaid interest, if any, up to, but not including the redemption date. We may also redeem up to 10% of the aggregate original principal amount of the 2028 Notes per twelve-month period, in connection with up to two redemptions in such twelve-month period, at a redemption price of 101% of the principal amount plus accrued and unpaid interest up to, but not including, the redemption date.

The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding, we are required to pay $8.2 million per year in interest. At September 30, 2022 accrued interest on the 2028 Notes was $2.7 million.

The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At September 30, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.

We recorded debt issuance costs of $4.7 million, of which third-party costs of $2.5 million were expensed during 2021 and $0.3 million were expensed during 2022, $0.8 million was deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes. During the three and nine months ended September 30, 2022, $0.2 million and $0.5 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense. During the three months ended September 30, 2021, $0.1 million of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.

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

The indenture relating to the 2024 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At September 30, 2022, we were, and we remain, in compliance with all of the covenants under the indenture.

We recorded debt issuance costs of $6.3 million as a reduction of the debt proceeds being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and nine months ended September 30, 2022, $35,000 and $0.1 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and nine months ended September 30, 2021, $0.2 million and $0.5 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

Based on the balance of the 2024 Notes outstanding of $44.7 million, we are required to pay $3.0 million per year in interest on the 2024 Notes. At September 30, 2022, accrued interest on the 2024 Notes was $1.0 million.

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

On April 7, 2020, we entered into a third amendment to ABL Facility that increased the advance rate on eligible accounts receivable from 85% to 90% and extended the maturity date from May 19, 2022 to March 1, 2024. The April 7, 2020 amendment also allows for an alternative benchmark rate that may include SOFR due to LIBOR scheduled to be discontinued at the end of calendar year 2021.

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

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of September 30, 2022, the amount available under the ABL Facility was $23.8 million of which nil was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the Notes Priority Collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.

The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict or limit our ability and the ability of our subsidiaries to (i) incur additional indebtedness; (ii) make investments; (iii) make distributions, loans or transfers of assets; (iv) enter into, create, incur, assume or suffer to exist any liens, (v) sell assets; (vi) enter into transactions with affiliates; (vii) merge or consolidate with, or dispose of all assets to a third party, except as permitted thereby; (viii) prepay indebtedness (but not repurchase bonds); and (ix) pay dividends.

The Credit Agreement provides for the following events of default: (i) non-payment of any principal or letter of credit reimbursement when due or any interest, fees, or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the Administrative Agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At September 30, 2022, we were, and we remain, in compliance with all of the covenants under Credit Agreement.

We recorded debt issue costs of $0.9 million as an asset being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and nine months ended September 30, 2022, $25,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. During the three and nine months ended September 30, 2021, $27,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. At September 30, 2022, the blended interest rate on amounts outstanding under the ABL Facility was 0.0%.

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

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2022 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended September 30,	(in thousands)
2023	$—
2024	44,685
2025	—
2026	—
2027	—
Thereafter	114,731

$159,416

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

We have incurred significant impairment losses with regards to our indefinite-lived intangible assets. If overall market conditions or the performance of the economy deteriorates, our operating results could be negatively impacted, including expectations for future growth.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. The fair value measurements of our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. The COVID-19 pandemic, inflation, and rising interest rates, increases the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letter of Credit

As of September 30, 2022, we have an outstanding standby letter of credit of $0.3 million. The standby letter of credit is deducted against our unused revolving loan commitment under our ABL and reduces the amount available for withdrawal.

Equity Method Investment

We invested in OnePartyAmerica LLC (“OPA”), an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. We reviewed OPA in accordance with the guidance within Accounting Standards Codification (“ASC”) 810, Consolidation. Based on our analysis using the variable interest model, we determined that OPA was a Variable Interest Entity (“VIE”), but because we did not have a controlling financial interest, we were not the primary beneficiary of OPA. Accordingly, we accounted for our investment in OPA in accordance with ASC 323-30, Investments – Equity Method and Joint Ventures.

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

Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of David P. Santrella Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X

32.1	Certification of David P. Santrella Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and nine months ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.	-	-	-	-	X

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.
November 3, 2022
	By:	/s/ DAVID P. SANTRELLA
David P. Santrella
Chief Executive Officer
(Principal Executive Officer)
November 3, 2022
	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)