Form 10-K
period 2022-12-31
SALEM MEDIA GROUP, INC. /DE/
filed 2023-03-13
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER
000-26497

SALEM MEDIA GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0121400
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

6400 NORTH BELT LINE ROAD IRVING , TEXAS	75063

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (469)
586-2280
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of the Exchange on which registered
Class A Common Stock, $0.01 par value per share	SALM	The NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
(§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was $26,096,685 based on the closing sale price as reported on the NASDAQ Global Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at February 25, 2023
Common Stock, $0.01 par value per share	21,663,091 shares

Class B	Outstanding at February 25, 2023
Common Stock, $0.01 par value per share	5,553,696 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this annual report to “Salem” or the “company,” including references to Salem by “we” “us” “our” and “its” refer to Salem Media Group, Inc. and our subsidiaries.

All metropolitan statistical area (“MSA”) rank information used in this annual report, excluding information concerning the Commonwealth of Puerto Rico, is from the Fall 2022 Radio Market Survey Schedule & Population Rankings published by Nielsen Audio (“Nielsen”). According to the Radio Market Survey, the population estimates are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2023, by Nielsen.

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

PART I

ITEM 1. BUSINESS.

Corporate Information

Salem Media Group, Inc. is a domestic multimedia company specializing in Christian and conservative content, with media properties comprising radio broadcasting, digital media, and publishing. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. Our filings with the Securities and Exchange Commission (“SEC”) are available free of charge under the Investor Relations section of our website at www.salemmedia.com as soon as reasonably practical after electronically filed. Any information found on our website is not a part of or incorporated by reference into this annual report or any other report of Salem filed with or furnished to the SEC.

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

Business Strategy

We are fundamentally committed to programming and content emphasizing Christian values, family themes, and conservative news. Our commitment to these values means that we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changes in audience preferences. We pursue expansion opportunities for our integrated media platform while aggressively managing operating costs and cash flows to be a market leader for audiences, programmers, and advertisers in the religious and conservative media space.

Our goal is to produce and deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk. The means by which we deliver this content continues to evolve as new forms of content consumption emerge and grow in popularity. Our integrated multimedia platform includes traditional media, such as radio broadcasting and book publishing, and emerging forms of media including podcasts, mobile applications, websites, and digital publications.

We continue to invest in and build websites, launch mobile and tablet applications, increase the strength and reach of our broadcast signals, promote our authors and on-air talent, and increase distribution and page views for our content. Our presence in each of these mediums provides advertisers and programmers with a powerful and integrated platform to reach audiences throughout the United States without compromising the sense of community involvement and branding that we generate through local events and promotions. Our recent expansion efforts included investing in an entity formed for the purpose of developing, producing, and distributing a documentary motion picture.

Broadcasting

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We assemble market clusters, or multiple radio stations operating within the same geographic market, to achieve operational efficiencies. Several benefits are achievable when operating market clusters. First, we offer advertisers and programmers access to multiple audiences through airtime on each radio station in that market. Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support, promotional functions, and other shared overhead costs, such as facilities and rent, when possible. Third, additional radio stations in existing markets allows us to leverage our hands-on knowledge of that market to increase our appeal to new audiences and advertisers.

We create and distribute programming content though our radio stations, our networks, and our broadcast digital operations that feature many of our national and local on-air hosts. Through Salem Surround, our full-service multimedia marketing agency, we provide state-of-the-art broadcast and digital marketing services to our customers. We also produce and deliver programming through the Salem Podcast Network (“SPN”), Salem News Channel (“SNC”), and OTT television network, and SalemNOW, an online destination with a wide variety of on-demand conservative and faith-based films. Through our Salem Influencer Network, we offer social media campaigns through influencers with highly engaged followers that see them as friends and count on them for trusted advice on a variety of topics.

Digital Media

The Internet, smartphones and tablets continue to change the way in which content and advertisements are delivered to audiences. Continual advancements with online search engines, social media and mobile applications provide consumers with numerous methods to locate specific content and information online. Digital media allows us to effectively deliver our content and to provide strategic marketing services to our customers. Our editorial staff, including our on-air personalities, provide digital commentaries, programs, text, audio, and video content that we believe to be knowledge-based, credible and reliable. We make strategic decisions to invest in website development, mobile applications and tablet applications given the ongoing shift in consumer demand. We continually seek opportunities to diversify our digital traffic sources to avoid reliance on any one provider. We offer custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. We also publish digital newsletters that provide market analysis and investment strategies for individual subscribers.

Publishing

We publish books and eBooks for audiences interested in Christian, family-themed, and conservative content and opinion. Our strategy to attract highly sought-after authors and high-profile Christian commentators expands our presence in the conservative and Christian media market and increases the likelihood of publishing books that appear on the best-seller lists.

Equity Method Investment

We invested in OnePartyAmerica LLC (“OPA”), an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. We accounted for our investment in OPA in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 323-30, Investments – Equity Method and Joint Ventures as described in Note 1 to our Consolidated Financial Statements contained in Item 8 of this annual report. The documentary motion picture, 2000 Mules, was released in May 2022. After the theatrical release, the movie was made available through SalemNOW and other digital streaming services.

Seasonality

Our operating results are subject to seasonal fluctuations. As is typical in the broadcasting industry, our second and fourth quarter advertising revenue typically exceeds our first and third quarter advertising revenue. Seasonal fluctuations in advertising revenue correspond with quarterly fluctuations in the retail industry. Additionally, we experience increased demand for political advertising during election even numbered years, over non-election odd numbered years. Political advertising revenue varies based on the number and type of candidates as well as the number and type of contested issues. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which the Easter holiday is observed, as this holiday generates a higher volume of downloads from our church products websites.

Audience Growth

Our success depends on our ability to reach a growing audience. We seek audience growth opportunities by increasing the strength and number of our broadcast signals, increasing product offerings through digital marketing services, creating and distributing content through SPN and SNC, increasing the number of page-views through our digital media platforms, increasing book sales, and increasing the subscriber base for our digital content.

Our audience growth is also contingent upon the desirability of our content to our audience. We produce and provide content that we believe is both compelling and of high commercial value. We rely on a combination of research, market testing and our understanding of our audience to target promotions and events that create visibility and brand awareness in each of our local markets. For maximum results, we cross-promote our content on each of our media platforms. By maximizing our audience share, we can achieve growth in ratings, growth in page views and growth in subscribers that we believe can be converted into revenue from programmers and advertisers that are interested in reaching our audience.

Media Strategists

We have assembled an effective, highly trained sales staff that is responsible for converting our audience into revenue. Media strategists are trained to provide integrated marketing strategies that include all of our media platforms and our full-service multimedia marketing agency. We operate a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure. Our media strategists create custom advertising campaigns and provide comprehensive solutions to our clients. Campaigns may include specific geographic coverage areas, event sponsorships, special promotions, e-mail sponsorships, print advertisements, and various digital media elements, including banner advertisements, site retargeting, search engine marketing, tools for metasearch, website design, reputation management, online listing services, and social media marketing.

Significant Community Involvement

We expect our public image to reflect the lifestyle and viewpoints of the target demographic groups that we serve. We regularly collaborate with organizations that serve Christian, conservative, and family-themed audiences as well as sponsor and support events that are important to these groups. We believe that our ongoing active involvement and our strong relationships within Christian and conservative communities provide us with a unique competitive advantage that significantly improves the marketability of our media platform to advertisers and programmers targeting such communities. We produce and sponsor a number of local events that we believe are important in building our brand identity. Our sponsored events include listener rallies, speaking tours, pastor appreciation events and concerts such as our Fishfest® concerts. Local events such as these connect us with our audience and enable us to create an enhanced awareness and name recognition in each of our markets. We believe that this brand awareness creates loyalty with our audience and helps maximize our audience share and ratings over time.

Corporate Structure

Management of our operations is largely decentralized with regional vice presidents and general managers located throughout the United States. We believe that this decentralization encourages each general manager and vice president to apply innovative techniques for improving and growing their operations locally in ways that may become transferable to benefit other markets and operations.

Our broadcast regional vice presidents, some of whom are also station general managers, are experienced radio broadcasters with expertise in sales, programming, marketing, and production. Each of our broadcast regional vice presidents oversees several markets on a regional basis. Our digital and publishing operations vice presidents and general managers are also located throughout the United States at various locations in which we operate.

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

Prior to our ownership or operation of our facilities, substances or waste that are, or might be considered, hazardous under applicable environmental laws may have been generated, used, stored, or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under our facilities may be affected by the proximity of nearby properties that have generated, used, stored, or disposed of hazardous substances. As a result, it is possible that we could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although we believe that we are in substantial compliance with such environmental requirements and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that our costs to comply with such requirements will not increase in the future or that we will not become subject to new governmental regulations, including those pertaining to potential climate change legislation that may impose additional restrictions or costs on us. We believe that none of our properties have any environmental condition that is likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Human Capital

As of February 10, 2023, we employed 1,436 total employees of which 1,147 were full time and 289 were part time. These employees consist of 975 in broadcasting, 172 in digital media, 96 in publishing, and 193 corporate employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements. The average tenure for all of our employees is 8 years.

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

Impact of the COVID-19 Pandemic

During 2020, we implemented several measures to reduce costs and conserve cash to ensure that we had adequate liquidity to meet our debt servicing requirements. As the economy began to show signs of recovery, we reversed several of these cost reduction initiatives during 2021. We continue to operate with lower staffing levels where appropriate, we have not declared or paid dividends or equity distributions on our common stock since December 2019, and the company 401(k) match was not reinstated until January 2022.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided emergency economic assistance for individuals and businesses impacted by the COVID-19 pandemic, including opportunities for additional liquidity, loan guarantees, and other government programs. The Consolidated Appropriations Act (“CAA”) included a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We utilized certain benefits of the CARES Act and the CAA, including:

•	We deferred $3.3 million of employer FICA taxes from April 2020 through December 2020, of which approximately 50% was paid in December 2021 and the remainder was paid in December 2022;

•	A relaxation of interest expense deduction limitation for income tax purposes;

•

We received Paycheck Protection Program (“PPP”) loans of $11.2 million in total during the first quarter of 2021 through the Small Business Association (“SBA”) based on the eligibility as determined on a per-location basis; and

•	In July 2021, the SBA forgave all but $20,000 of the PPP loans, with the remaining PPP loan repaid in July 2021.

Recent Developments

On September 26, 2022, we entered into a settlement agreement in connection with a lawsuit. While we denied the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. During mediation the parties reached a settlement whereby we paid $5.3 million of cash in December 2022, in exchange for a release by the plaintiff of all claims.

We invested in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The documentary motion picture, 2000 Mules, was released in May 2022. We recorded $4.1 million of earnings from our equity investment in OPA during the year ended December 31, 2022. At December 31, 2022, $0.1 million is included in other receivables in our Consolidated Balance sheet representing our share of profit from the documentary motion picture due from OPA.

During the year ended December 31, 2022, we completed or entered into the following transactions:

Debt Transactions

We completed repurchases of our 6.75% Senior Secured Notes (“2024 Notes”) as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
December 19, 2022	$4,650	$4,557	98.00%	$57	$36
December 14, 2022	1,000	965	96.50%	5	30
June 13, 2022	5,000	4,947	98.95%	35	18
June 10, 2022	3,000	2,970	99.00%	21	9
June 7, 2022	2,464	2,446	99.25%	17	1
May 17, 2022	2,525	2,500	99.00%	18	7
January 12, 2022	2,500	2,531	101.26%	22	(53)

Acquisitions

On December 30, 2022, we acquired the book inventory and publishing rights to many book titles, including a series of well-known Student Guides of Intercollegiate Studies Institute (“ISI”) Publishing    for $0.4 million of cash.

On December 2, 2022, we acquired radio station KKOL-AM in Seattle, Washington for $0.5 million in cash. We paid $0.4 million of cash at closing and $0.1 million paid from an escrow account. We have been operating the station under a Local Marketing Agreement (“LMA”) since June 7, 2021.

On October 1, 2022, we acquired websites and the related assets of DayTradeSPY, a financial publication, for $0.6 million in cash. As part of the purchase agreement, we may pay up to an additional $1.0 million of cash in contingent earn-out consideration within one year of the closing date based on the achievement of certain revenue benchmarks.

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

On May 1, 2022, we began operating radio station WYDB-FM in Dayton, Ohio under a Time Brokerage Agreement (“TBA.”)

On February 15, 2022, we acquired radio station WLCC-AM and an FM translator in the Tampa, Florida market for $0.6 million of cash. The WLCC transmitter site will be used to diplex radio station WTBN-AM due to our sale of the WTBN-AM transmitter site.

Divestitures

On June 27, 2022, we sold 9.3 acres of land in the Denver, Colorado area for $8.2 million in cash resulting in a pre-tax gain of $6.5 million. The land was being used as the transmitter site for radio stations KRKS-AM and KBJD-AM and was an integral part of our broadcast operations for these stations. We will continue broadcasting both KRKS-AM and KBJD-AM from this site via a perpetual agreement with the buyer.

On May 25, 2022, we sold radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under a TBA. We recorded a pre-tax gain of $0.5 million in connection with this sale.

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

Pending Transactions

On December 20, 2022, we entered an Asset Purchase Agreement (“APA”) to acquire the George Gilder Report and other digital newsletters and related website assets. We assumed the deferred subscription liabilities, resulting in us paying no cash at the time of closing on February 1, 2023. The purchase price is 25% of net revenue generated from sales of most Eagle Financial products during the one-year period after closing to people who are on George Gilder subscriber lists that are not already on Eagle Financial lists.

On September 29, 2022, we entered into an APA to acquire radio station WMYM-AM and an FM translator in Miami, Florida for $5.0 million. We paid $0.3 million of cash into an escrow account and began operating the radio station under a TBA beginning on November 16, 2022. The APA was amended for Salem to acquire only the radio station and translator for $3.2 million, a related party to acquire the land directly from the seller for $1.8 million, and Salem to have an option to purchase the land from the related party pursuant to an option to purchase real estate agreement. The acquisition closed on January 6, 2023. Salem’s executive officers, who have no relationship with the related party, began negotiations for the related party lease agreements and option agreements, subject to final approval by Salem’s Audit Committee pursuant to its related party transaction policy. The option to purchase real estate agreement was approved by Salem’s Audit Committee on March 1, 2023.

On September 22, 2022, we entered into an APA to acquire radio stations WWFE-AM, WRHC-AM and two FM translators in Miami, Florida for $5.0 million. The APA was amended for Salem to acquire only the radio stations and translators for $3.0 million, a related party to acquire the land directly from the seller for $2.0 million, and Salem to have an option to purchase the land from the related party pursuant to an option to purchase real estate agreement. The acquisition closed on January 10, 2023. Salem’s executive officers, who have no relationship with the related party, began negotiations for the related party lease agreements and option agreements, subject to final approval by Salem’s Audit Committee pursuant to its related party transaction policy. The option to purchase real estate agreement was approved by Salem’s Audit Committee on March 1, 2023.

In June 2022 we entered into agreements to sell radio stations KLFE-AM and KNTS-AM in Seattle, Washington for $0.7 million subject to approval of the Federal Communications Commission (“FCC.”) Radio station KLFE-AM is being programmed by the buyer under a TBA since August 1, 2022.

Broadcasting

Our broadcasting segment includes the operating results of our radio stations, networks, podcasts, news channels, video-on-demand, and our national sales agencies including Salem Surround, our full-service multimedia agency. National companies often prefer to advertise across the United States as an efficient and cost-effective way to reach their target audiences. Our national platform under which we offer radio airtime and digital campaigns can benefit national companies by reaching audiences throughout the United States.

Radio Stations

As of the date of this annual report, we own and/or operate 103 radio stations in 36 markets, including 63 radio stations in 23 of the top 25 markets in the United States, consisting of 33 FM radio stations and 70 AM radio stations. We also program the Family Talk® Christian-themed talk format station on SiriusXM Channel 131. We are one of only three commercial radio broadcasters with radio stations in all the top 25 U.S. markets. We are the third largest commercial radio broadcaster in the United States as measured by number of radio stations and the third largest operator as measured by number of stations in the top 25 U.S. markets.

We program our radio stations in three main formats: (1) Christian Teaching and Talk, (2) News Talk and (3) Contemporary Christian Music (“CCM”). Other radio station formats include Spanish language Christian Teaching and Talk, Business, Country, Urban, and Classic Hits.

Christian Teaching and Talk. We currently program 39 of our radio stations in our foundational format, Christian Teaching and Talk, which is talk programming emphasizing Christian and family themes. Through this format, a listener can hear Bible teachings and sermons, as well as gain insight to questions related to daily life, such as raising children or religious legal rights in education and in the workplace. This format uses block programming time to offer a learning resource and a source of personal support for listeners. Listeners often contact our programmers to donate to their organizations, ask questions and obtain materials on a subject matter or receive study guides based on what they have learned on the radio.

Block Programming. We recognize revenue from the sale of blocks of airtime to program producers that typically consist of 12 1/2, 25 or 50-minutes of time. We sell blocks of airtime on our Christian Teaching and Talk format stations to a variety of national and local religious and charitable organizations that we believe create compelling radio programs. National programmers, such as established non-profit religious and educational organizations, typically purchase time on a Monday through Friday basis with supplemental programming blocks available for weekend release. Local programmers, such as community churches and organizations, typically purchase blocks for weekend releases. Historically, more than 95% of these national religious and charitable organizations renew their annual programming relationships with us. Based on our historical renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average more than 30 years on-air with us. Over the last five years, block-programming has generated 38% to 42% of our total net broadcast revenue.

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

Contemporary Christian Music. We currently program 12 of our radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we bring listeners the words of inspirational recording artists, set to upbeat contemporary Christian music. Our music format is branded “Safe for the Whole Family”, and features sounds and lyrics for listeners of all ages to enjoy and appreciate.

The following table sets forth information about each of Salem’s stations as of the date of this annual report, in order of market size:

Market (1)	MSA Rank (2)	Station Call Letters	Year Acquired	Format
New York, NY	1, 19 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 38 (4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
		KTRB-AM	2018	News Talk
		KDIA-AM	2021	Christian Teaching and Talk
		KDYA-AM	2021	Other
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KTNO-AM	2015	Spanish Language Christian Teaching and Talk
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
Atlanta, GA	7	WNIV-AM	2000	Christian Teaching and Talk

Market (1)	MSA Rank (2)	Station Call Letters	Year Acquired	Format
		WLTA-AM	2000	Christian Teaching and Talk
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
		WDWD-AM	2015	Christian Teaching and Talk
Washington, D.C.	8	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WWRC-AM	2017	News Talk
Philadelphia, PA	9	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
Seattle-Tacoma, WA	11	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	News Talk
		KNTS-AM (5)	1997	Regional Mexican
		KKOL-AM	2022	Other
Miami, FL	12	WMYM-AM	2023	Spanish News Talk
		WWFE-AM	2023	Spanish News Talk
		WRHC-AM	2023	Spanish News Talk
Phoenix, AZ	13	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
		KXXT-AM	2014	Christian Teaching and Talk
Detroit, MI	14	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KDIZ-AM	1998	News Talk
		WWTC-AM	2001	News Talk
		KYCR-AM	2015	Business
Tampa, FL	16	WTWD-AM (6)	2000	Christian Teaching and Talk
		WTBN-AM (6)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
		WLCC-AM	2022	Christian Teaching and Talk
Denver-Boulder, CO	17	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (7)	1999	Other
San Diego, CA	18	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Portland, OR	21	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
		KDZR-AM	2015	Spanish Language
		KPAM-AM	2019	News Talk
San Antonio, TX	24	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	27	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk

Market (1)	MSA Rank (2)	Station Call Letters	Year Acquired	Format
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
Orlando, FL	29	WORL-AM	2006	News Talk
		WTLN-AM	2015	Christian Teaching and Talk
Pittsburgh, PA	30	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
		WPGP-AM	2015	News Talk
Cleveland, OH	34	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Columbus, OH	35	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM	2013	News Talk
Nashville, TN	39	WBOZ-FM (8)	2000	Contemporary Christian Music
		WFFH-FM (8)	2002	Contemporary Christian Music
		WFFI-FM (8)	2002	Contemporary Christian Music
Greenville, SC	56	WGTK-FM	2013	News Talk
		WRTH-FM	2014	Classic Hits
		WLTE-FM	2014	Classic Hits
Honolulu, HI	62	KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Country
		KHCM-AM	2000	Operated by a third party under a TBA
		KHCM-FM	2004	Country Music
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
		KHNR-AM	2006	News Talk
Dayton, OH		WYDB-FM	LMA	News Talk
Sarasota-Bradenton, FL	68	WLSS-AM	2005	News Talk
Colorado Springs, CO	86	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Little Rock, AR	92	KDIS-FM	2014	Christian Teaching and Talk
		KKSP-FM	2015	Contemporary Christian Music
		KDXE-FM	2018	News Talk
		KZTS-AM	2018	Gospel
Oxnard-Ventura, CA	124	KDAR-FM	1974	Christian Teaching and Talk
Warrenton, VA		WRCW-AM	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)

All MSA rank information used in this annual report, excluding information concerning the Commonwealth of Puerto Rico, is from the Fall 2022 Radio Market Survey Schedule & Population Rankings published by

Nielsen. According to the Radio Market Survey, the population estimates are based upon the 2020 U.S. Bureau Census estimates updated and projected to January 1, 2023 by Nielsen Demographics.
(3)	This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 19.
(4)	This market includes the San Jose, CA market, which independently has a MSA rank of 38.
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

We recognize advertising revenue from radio stations as the spots air or are delivered. For the year ended December 31, 2022, we derived 20.9% of our net broadcast revenue, or $43.0 million, from the sale of local spot advertising and 7.5% of our net broadcast revenue, or $15.4 million, from the sale of national spot advertising.

We recognize programming revenue as the programs air. For the year ended December 31, 2022, we derived 26.1% of our net broadcast revenue from the sale of national time and 12.1% of our net broadcast revenue from the sale of local time, or $53.5 million and $24.9 million, respectively. National program revenue is primarily generated from geographically diverse, well-established non-profit religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 12 1/2, 25 or 50-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We generate local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who generally purchase daily releases. Our strategy is to identify and assist quality local programs to expand into national syndication.

Salem Radio NetworkTM

SRNTM, based in Dallas, Texas, develops, produces, and syndicates a broad range of programming specifically targeted to Christian and family-themed talk stations, music stations and News Talk stations. SRNTM delivers programming via satellite to approximately 3,200 affiliated radio stations throughout the United States, including several of our Salem-owned stations. SRNTM operates five divisions, SRNTM Talk, SRNTM News, SRNTM Websites, SRNTM Satellite Services and Salem Music Network, which includes Today’s Christian Music (“TCM”), SRNTM’s net revenue for the year ended December 31, 2022, was $23.3 million, or 11.4% of net broadcast revenue.

Salem Media Representatives

Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 9 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets. SMR’s net commission revenue to independent radio station affiliates for the year ended December 31, 2022, was $0.8 million, or 0.4% of net broadcast revenue.

Salem Surround

Salem Surround is our national multimedia advertising agency with locations in 29 markets across the United States. Salem Surround specializes in digital marketing services for each of our radio stations and websites offering our clients a state-of-the-art full-service digital marketing strategy. Salem Surround provides custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital product offerings may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to adjust and modify as needed.

Salem Podcast Network

The Salem Podcast Network (“SPN”) is a highly specialized platform for conservative, political, news, and family-oriented podcasts. SPN reaches over 13 million downloads per month, and regularly rank amount the top 100 most downloaded news and political podcasts according to the Apple Podcast Rankings.

Salem News Channel

The Salem News Channel (“SNC”) is a conservative news, opinion and commentary television network hosted by a number of engaging, compelling and respected conservative media personalities. SNC’s mission is to serve the media needs of audiences interested in political news and opinion content that is consistent with a Judeo, Christian world vision and seeks to become the leading provider of conservative news and opinion content for the rapidly growing over-the-top (“OTT”) television and multi-screen digital audience.

SalemNOW

SalemNOW is an online destination to watch a wide variety of on-demand videos. SalemNOW is dedicated exclusive conservative and faith-based films consisting of box office hits, acclaimed documentaries, music festivals, interviews with top Christian artists, events with our conservative talk show hosts and many other video offerings. SalemNOW can be found on mobile apps and on streaming services such as Roku, Apple TV, Amazon Fire Stick and select smart TVs.

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

OnePlace®.com is a provider of on-demand online audio streaming for nearly 200 radio programs from more than 185 popular Christian broadcast ministries. Oneplace®com serves as both a complement to, and an extension of our block programming Christian radio business.

GodUpdates.com provides inspiring stories, thought-provoking articles and videos about topics important to Christians.

CrossCards®.com provides faith-based, inspirational e-greeting cards for all occasions.

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

RedState®.com is a conservative, political news blog for right of center activists.

pjmedia®.com is an integrated website that offers conservative news and commentary and is a reliable source for original political news and analysis.

Twitchy®.com is a website featuring selected quotes and current events centered on U.S. politics, global news, sports, entertainment, media, and breaking news.

HotAir®.com is a leading news and commentary site with conservative news and opinions.

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

Shiftworship.com is a subscription-based website offering motion backgrounds, stills, and countdowns to help churches create a visual worship experience.

CenterlineNewMedia.com provides access to media assets for church services, including worship backgrounds, mini movies, and social graphics.

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

Childrens-Ministry-Deals.com offers a variety of children-focused digital resources including videos, song tracks, sermon archives, job listings, and Sunday school curriculum to pastors and Church leaders.

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

DividendInvestor.com offers stock screening tools and dividend information for individual subscribers to obtain dividend information and data.

StockInvestor.com provides market analysis and investment strategies, recommendations, and opinions for individuals interested in the stock market.

Retirementwatch.com provides information on retirement and estate planning related topics.

DayTradeSpy.com provides information on trading calls and puts.

Digital Mobile Applications

Our digital mobile applications, available in iOS and/or Android platforms, provide another means by which our content is available to our audiences. Our mobile applications include the following:

•	Daily Bible Devotion

•	King James Bible

•	Daily Bible

•	Christian Radio

•	OnePlace®

•	Light Source

•	¡Citas y Mas Citas!

•	Bíblia Portuguese Bible

•	Bibliya Tagalog Bible

•	Japanese Bible

•	La Bibbia

•	La Biblia Reina Valera

•	Louis Segond French Bible

•	Luther Bible German

•	Spanish Bible Reina Valera

•	Vietnamese Bible

•	Vulgate Latin Bible

•	Twitchy®

•	Bible Study Tools

•	Bible Quotes

•	Bible Trivia

•	iBelieve

•	Bible Baseball Trivia

•	Christian Ecards

•	One Bible

•	Bible+1

•	Biblia

•	HotAir®

•	Townhall®.com

•	Red State

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

•	Salem Books – books to help people grow in their faith and find comfort, encouragement, practical advice, and timeless wisdom in compelling books by trusted authors.

Salem Author Services is a self-publishing service for authors through two imprints: Xulon Press and Mill City Press. Xulon Press offers print-on-demand self-publishing services for Christian authors while Mill City Press serves general market authors.

Competition

We operate in a highly competitive broadcast and media business. We compete for audiences, advertisers, and programmers with other radio broadcasters, broadcast and cable television operators, newspapers and magazines, book publishers, national and local digital services, outdoor advertisers, direct mail services, online marketing and media companies, social media platforms, web-based blogs, and mobile devices.

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

We compete for advertising revenue with other commercial religious and conservative format stations as well as general format radio stations. Our competition for advertising dollars includes other radio stations as well as digital websites and social media, broadcast television, cable television, newspapers, magazines, direct mail and billboard advertising, some of which may be controlled by horizontally integrated companies. Several factors can materially affect competitive advantage, including, but not limited to, audience ratings, program content, management talent and expertise, sales talent and experience, audience characteristics, signal strength, and the number and characteristics of other radio stations in the same market.

Christian and Family-Themed Radio. The broadcast segment that focuses on Christian and family themes is also highly competitive. The financial success of each of our radio stations that focuses on Christian Teaching and Talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and non-commercial radio station licensees. While we believe that no commercial group owner in the United States specializing in Christian and family-themed programming approaches Salem in size of potential listening audience and presence in major markets, other religious radio stations exist and enjoy varying degrees of prominence and success in some of our markets.

New Methods of Content Delivery. Competition from new media technologies and services continues to evolve. Content delivery includes audio programming by cable television and satellite systems, digital audio services, mobile devices including smart phone applications for iPhone® and Android®, personal communications services, social media, and the service of low powered, limited coverage FM radio stations authorized by the FCC. The delivery of live and stored audio programming through the Internet creates new forms of competition. In addition, satellite delivered digital audio radio, which delivers multiple audio programming formats to national audiences, creates competition. We address these existing and potential competitive threats through an active strategy to acquire and integrate new electronic communications formats including digital acquisitions, the launch of Salem Surround, and our exclusive arrangement to provide Christian and family-themed talk on SiriusXM, which is the largest satellite digital audio radio service in the U.S.

NETWORK. SRNTM competes with other commercial radio networks that offer news and talk programming to religious and general format stations and noncommercial networks that offer Christian music formats. SRNTM also competes with other radio networks for the services of talk show personalities.

DIGITAL MEDIA. SWN and Townhall Media compete for visitors and advertisers with other companies that deliver online audio programming, that deliver Christian and conservative digital content, as well as provide general market websites and social media. The online media and distribution business changes quickly and is highly competitive. We compete to attract and maintain interactions with advertisers, consumers, content creators and web publishers. Salem Church Products competes for customers with other online sites that offer resources useful in ministries, preaching, teaching, and for employment within the Christian community.

PUBLISHING. Regnery® Publishing competes with other book publishers for readers and book sales as well as on criteria such as product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, digital availability of published products, and timely delivery of products to customers. Salem Author Services competes for authors with other on-demand publishers including those focused exclusively on Christian book publishers.

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

License Grant and Renewal. Radio broadcast licenses are granted for maximum terms of eight years. Licenses must be renewed through an application to the FCC. Under the Communications Act, the FCC will renew a broadcast license if it finds that the station has served the public interest, convenience, and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

From time to time, the renewal of certain licenses may be delayed. We continue to operate these radio stations under their existing licenses until the licenses are renewed. The affected stations are authorized to continue operations until the FCC acts upon the renewal applications. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal. Each of our broadcast licenses was successfully renewed as part of the FCC’s most recent radio renewal cycle, which is now concluded.

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

The following table sets forth information with respect to each of our radio stations for which we hold the license as of the date of this annual report. Stations that we operate under an LMA or TBA are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the Effective Radiated Power (“ERP”) of the radio station’s antenna and the Height Above Average Terrain (“HAAT”) of the radio station’s antenna.

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
New York, NY	WMCA	AM	570	June 1, 2030	B	n/a	5 / 5
	WNYM	AM	970	June 1, 2030	B	n/a	50 / 5
Los Angeles, CA	KKLA	FM	99.5	December 1, 2029	B	2,959	10
	KRLA	AM	870	December 1, 2029	B	n/a	50 / 3
	KFSH	FM	95.9	December 1, 2029	A	328	6
Chicago, IL	WYLL	AM	1160	December 1, 2028	B	n/a	50 / 50
	WIND	AM	560	December 1, 2028	B	n/a	50 / 50
San Francisco, CA	KFAX	AM	1100	December 1, 2029	B	n/a	50 / 50
	KDOW	AM	1220	December 1, 2029	D	n/a	5 /0.145
	KTRB	AM	860	December 1, 2029	B	n/a	50 / 50
	KDIA	AM	1640	December 1, 2029	B	n/a	45209
	KDYA	AM	1190	December 1, 2029	D	n/a	3 / —
Dallas-Fort Worth, TX	KLTY	FM	94.9	August 1, 2029	C	1,667	100
	KWRD	FM	100.7	August 1, 2029	C	1988	98
	KSKY	AM	660	August 1, 2029	B	n/a	20 / 0.7
	KTNO	AM	620	August 1, 2029	B	n/a	5 / 4.5
Houston-Galveston, TX	KNTH	AM	1070	August 1, 2029	B	n/a	10 / 5
	KKHT	FM	100.7	August 1, 2029	C	1952	100
Atlanta, GA	WNIV	AM	970	April 1, 2028	D	n/a	5 / 0.039
	WLTA	AM	1400	April 1, 2028	C	n/a	1 / 1
	WFSH	FM	104.7	April 1, 2028	C1	1657	24
	WGKA	AM	920	April 1, 2028	B	n/a	14 /0.49
	WDWD	AM	590	April 1, 2028	B	n/a	12 / 4.5
Washington, D.C.	WAVA	FM	105.1	October 1, 2027	B	604	33
	WAVA	AM	780	October 1, 2027	D	n/a	12
	WWRC	AM	570	October 1, 2027	B	n/a	5 / 1
Philadelphia, PA	WFIL	AM	560	June 1, 2030	B	n/a	5 / 5
	WNTP	AM	990	June 1, 2030	B	n/a	50 / 10
Boston, MA	WEZE	AM	590	April 1, 2030	B	n/a	5 / 5
	WROL	AM	950	April 1, 2030	D	n/a	5 / 0.09

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
Seattle-Tacoma, WA	KGNW	AM	820	February 1, 2030	B	n/a	50 / 5
	KLFE (1)	AM	1590	February 1, 2030	B	n/a	20 / 5
	KNTS (1)	AM	1680	February 1, 2030	B	n/a	10 / 1
	KKOL(2)	AM	1300	February 1, 2030	B	n/a	35 / 3.2
Miami, FL	WMYM	AM	990	February 1, 2028	B	n/a	7.5 / 5
	WWFE	AM	670	February 1, 2028	B	n/a	50 / 1
	WRHC	AM	1550	February 1, 2028	B	n/a	10 / 5
Phoenix, AZ	KKNT	AM	960	October 1, 2029	B	n/a	5 / 5
	KPXQ	AM	1360	October 1, 2029	B	n/a	50 / 1
	KXXT	AM	1010	October 1, 2029	B	n/a	15 / 0.25
Detroit, MI	WDTK	AM	1400	October 1, 2028	C	n/a	1 / 1
	WLQV	AM	1500	October 1, 2028	B	n/a	50 / 10
Minneapolis-St. Paul, MN	KKMS	AM	980	April 1, 2029	B	n/a	5 / 5
	KDIZ	AM	1570	April 1, 2029	B	n/a	4 / 0.22
	WWTC	AM	1280	April 1, 2029	B	n/a	10 / 15
	KYCR	AM	1440	April 1, 2029	B	n/a	5 / 0.5
Tampa, FL	WTWD	AM	910	February 1, 2028	B	n/a	5 / 5
	WTBN	AM	570	February 1, 2028	B	n/a	5 / 5
	WGUL	AM	860	February 1, 2028	B	n/a	5 / 1.5
	WLCC	AM	760	February 1, 2028	B	n/a	10 / 1
Denver-Boulder, CO	KRKS	FM	94.7	April 1, 2029	C	984	100
	KRKS (1)	AM	990	April 1, 2029	B	n/a	6.5 / 0.39
	KNUS	AM	710	April 1, 2029	B	n/a	5 / 5
	KBJD (1)	AM	1650	April 1, 2029	B	n/a	10 / 1
San Diego, CA	KPRZ	AM	1210	December 1, 2029	B	n/a	20 / 10
	KCBQ	AM	1170	December 1, 2029	B	n/a	50 / 2.9
Portland, OR	KPDQ	FM	93.9	February 1, 2030	C1	1270	52
	KPDQ	AM	800	February 1, 2030	B	n/a	1 / 0.5
	KFIS	FM	104.1	February 1, 2030	C2	1266	6.9
	KRYP	FM	93.1	February 1, 2030	C3	1270	1.6
	KDZR	AM	1640	February 1, 2030	B	n/a	10 / 1
	KPAM	AM	860	February 1, 2030	B	n/a	50 / 15
San Antonio, TX	KSLR	AM	630	August 1, 2029	B	n/a	5 / 4.3
	KLUP	AM	930	August 1, 2029	B	n/a	5 / 1
Riverside-San Bernardino, CA	KTIE	AM	590	December 1, 2029	B	n/a	2.5 / 0.96
Sacramento, CA	KFIA	AM	710	December 1, 2029	B	n/a	25 / 1
	KTKZ	AM	1380	December 1, 2029	B	n/a	5 / 5
	KSAC	FM	105.5	December 1, 2029	B1	1010	2.55
	KKFS	FM	103.9	December 1, 2029	A	328	6
Orlando, FL	WORL	AM	950	February 1, 2028	B	n/a	12 / 5
	WTLN	AM	990	February 1, 2028	B	n/a	50 / 14
Pittsburgh, PA	WORD	FM	101.5	August 1, 2030	B	535	43
	WPIT	AM	730	August 1, 2030	D	n/a	5 / 0.024
	WPGP	AM	1250	August 1, 2030	B	n/a	5 /5

Market (1)	Station Call Letters	Frequency	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day / Night
Cleveland, OH	WHKW	AM	1220	October 1, 2028	B	n/a	50 / 50
	WFHM	FM	95.5	October 1, 2028	B	620	31
	WHK	AM	1420	October 1, 2028	B	n/a	5 / 5
Columbus, OH	WRFD	AM	880	October 1, 2028	D	n/a	23
	WTOH	FM	98.9	October 1, 2028	A	505	2.6
Nashville, TN	WBOZ	FM	104.9	August 1, 2028	A	328	6
	WFFH	FM	94.1	August 1, 2028	A	453	3.2
	WFFI	FM	93.7	August 1, 2028	A	755	1.15
Greenville, SC	WGTK	FM	94.5	December 1, 2027	C	1490	100
	WRTH	FM	103.3	December 1, 2027	A	479	2.7
	WLTE	FM	95.9	December 1, 2027	A	233	6
Honolulu, HI	KAIM	FM	95.5	February 1, 2030	C	1854	100
	KGU	AM	760	February 1, 2030	B	n/a	10 / 10
	KHCM	AM	880	February 1, 2030	B	n/a	2 /2
	KHCM	FM	97.5	February 1, 2030	C1	46	80
	KGU	FM	99.5	February 1, 2030	C	1965	100
	KKOL	FM	107.9	February 1, 2030	C	1965	100
	KHNR	AM	690	February 1, 2030	B	n/a	10 / 10
Sarasota-Bradenton, FL	WLSS	AM	930	February 1, 2028	B	n/a	5 / 3
Colorado Springs, CO	KGFT	FM	100.7	April 1, 2029	C	2218	78
	KBIQ	FM	102.7	April 1, 2029	C	2280	72
	KZNT	AM	1460	April 1, 2029	B	n/a	5 / 0.5
Little Rock, AR	KDIS	FM	99.5	June 1, 2028	A	312	6
	KKSP	FM	93.3	June 1, 2028	C3	699	22
	KDXE	FM	101.1	June 1, 2028	A	876	0.85
	KZTS	AM	1380	June 1, 2028	B	n/a	5 / 2.5
Oxnard-Ventura, CA	KDAR	FM	98.3	December 1, 2029	B1	1289	1.5
Warrenton, Virginia	WRCW	AM	1250	October 1, 2027	D	n/a	3 / 0.125

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

2.

As part of an agreement between Salem and the FCC to allow a Salem subsidiary to acquire the license for KKOL(AM) despite objections to the sale and the then-pending license renewal, the FCC renewed the station’s license for a four-year, rather than eight-year, period to assess Salem’s commitment to continue to mitigate instances of blanketing interference as the station’s licensee.

The following table sets forth information with respect to each of our radio stations FM translators for which we are the licensee and/or operate as of the date of this annual report:

Market	Station Call Letters	Operating Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts) Day	Power (in Kilowatts) Night
Boston	W262CV (WROL)	100.3	April 1, 2030	D	164	0.25	0.25
Cleveland	W245CY (WHKW)	96.9	October 1, 2028	D	520	0.005	0.005
Cleveland	W273DG (WHK)	102.5	October 1, 2028	D	520	0.005	0.005
Colorado Springs	K266CK (KZNT)	101.1	April 1, 2029	D	-191	0.099	0.099
Columbus	W240CX (WTOH)	95.9	October 1, 2028	D	505	0.99	0.525
Columbus	W283CL (WRFD)	104.5	October 1, 2028	D	545	0.25	0.25
Dallas-Ft. Worth	K273BJ (KLTY-FM)	102.5	August 1, 2029	D	434	0.25	0.25
Detroit	W224CC (WLQV)	92.7	October 1, 2028	D	924	0.099	0.099
Detroit	W268CN (WDTK)	101.5	October 1, 2028	D	914	0.099	0.099
Greenville	W245CH (WGTK-FM)	96.9	December 1, 2027	D	1,364	0.25	0.25
Greenville	W275BJ (WGTK-FM)	102.9	December 1, 2027	D	1,390	0.25	0.25
Honolulu	K232FL (KHNR)	94.3	February 1, 2030	D	204	0.25	0.25
Honolulu	K236CR (KGU-AM)	95.1	February 1, 2030	D	204	0.25	0.25
Houston	K277DE (KNTH)	103.3	August 1, 2029	D	514	0.25	0.25
Little Rock	K288EZ (KZTS)	105.5	June 1, 2028	D	332	0.25	0.25
Little Rock	K277DP (KZTS)	103.3	June 1, 2028	D	323	0.25	0.25
Miami	W254DT(WMYM)	98.7	February 1, 2028	D	244.9	0.25	0.25
Miami	W276DV(WWFE)	103.1	February 1, 2028	D	29.21	0.099	0.099
Miami	W254DV(WRHC)	98.7	February 1, 2028	D	295	0.235	0.235
Minneapolis	K298CO (WWTC)	107.5	April 1, 2029	D	176	0.25	0.25
New York	W272DX (WMCA)	102.3	June 1, 2030	D	357	0.25	0.25
Orlando	W268CT (WTLN)	101.5	February 1, 2028	D	323	0.25	0.25
Orlando	W235CR (WORL)	94.9	February 1, 2028	D	434	0.225	0.225
Pittsburgh	W223CS (WPGP)	92.5	August 1, 2030	D	455	0.11	0.11
Pittsburgh	W243BW (WPIT)	96.5	August 1, 2030	D	466	0.25	0.25
Portland	K292HH (KPDQ)	106.3	February 1, 2030	D	1,150	0.099	0.099
Sacramento	K289CT (KFIA)	105.7	December 1, 2029	D	291	0.25	0.25
San Diego	K241CT (KCBQ)	96.1	December 1, 2029	D	826	0.25	0.25
San Diego	K291CR (KPRZ)	106.1	December 1, 2029	D	820	0.25	0.25
San Francisco	K237GZ (KDOW)	95.3	December 1, 2029	D	1,263	0.04	0.04
Seattle	K281CQ (KGNW)	104.1	February 1, 2030	D	1,248	0.099	0.099
Tampa	W271CY (WTWD)	102.1	February 1, 2028	D	271	0.125	0.125
Tampa	W229DJ (WGUL)	93.7	February 1, 2028	D	272	0.099	0.099
Tampa/Sarasota	W229BR (WLSS)	93.7	February 1, 2028	D	212	0.099	0.099
Tampa/Sarasota	W262CP (WTBN)	100.3	February 1, 2028	D	1,074	0.25	0.25
Washington DC	W244EB (WAVA)	96.7	October 1, 2027	D	641	0.15	0.15

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

FCC rules and policies define the interests of individuals and entities, known as “attributable” interests, which implicate FCC rules governing ownership of broadcast stations and other specified mass media entities. Under these rules, attributable interests generally include: (1) officers and directors of a licensee and of its direct and indirect parents; (2) general partners; (3) limited partners and limited liability company members, unless properly “insulated” from management activities; (4) a 5% or more direct or indirect voting stock interest in a corporate licensee or parent, except that, for a narrowly defined class of passive investors, the attribution threshold is a 20% or more voting stock interest; and (5) combined equity and debt interests in excess of 33% of a licensee’s total asset value, if the interest holder provides over 15% of the licensee station’s total weekly programming, or has an attributable same-service (radio or television) broadcast or newspaper interest in the same market (“EDP Rule”). An entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time or sells more than 15% per week of the advertising time on a radio station in the same market is generally deemed to have an attributable interest in that station. Debt instruments, non-voting corporate stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests generally are not subject to attribution unless such interests implicate the EDP Rule.

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

Foreign Ownership: Under the Communications Act, a broadcast license may not be granted to or held by a corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, there are limitations on the licensee of a broadcast license that is held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. We, therefore, may be restricted from having more than one-fourth of our stock owned or voted by aliens, foreign governments, or non-U.S. corporations, although the FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcasting holding companies. The FCC generally will not make such a determination absent favorable executive branch review.

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

Review of Media Ownership Rules:

The Communications Act requires the FCC to periodically review its media ownership rules, and those reviews have been and continue to be the subject of litigation and follow-on regulatory proceedings. In November 2019, the United States Court of Appeals for the Third Circuit issued a decision that resulted in reinstatement of rules restricting cross-ownership of newspapers and broadcast radio (or television) stations, and of broadcast radio and television stations, which the FCC had previously eliminated. The Supreme Court of the United States vacated the Third Circuit’s decision in April 2021, and the rules prohibiting cross-ownership are therefore not currently in effect.

In December 2018, the FCC commenced its 2018 quadrennial review of its media ownership regulations. In June 2021, following the Supreme Court decision described above, the FCC sought comment to refresh the record in its 2018 quadrennial review. Without concluding the 2018 quadrennial review, the FCC issued a public notice in December 2022 commencing a new quadrennial review as required by statute. Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule including whether the current version of the rule remains necessary in the public interest. The National Association of Broadcasters (“NAB”) has asked for a temporary toll of the 2022 review until the 2018 quadrennial review is complete. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.

Federal Antitrust Considerations. The Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”), which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, are also active in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets.

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Improvements Act (“HSR Act”) and the rules promulgated thereunder require the parties to the acquisitions to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws, as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of either party to the acquisition. The FTC or the DOJ may investigate acquisitions that are not required to be reported under the HSR Act under federal antitrust laws either before or after consummation of the transaction. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. The DOJ has stated publicly that it believes that LMAs and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act.

We can provide no assurances that our acquisition strategy will not be adversely affected in any material respect by antitrust reviews.

Geographic Financial Information

Our customers are based in various locations throughout the United States. While no one customer currently accounts for 10% or more of our total revenue individually or in the aggregate, our broadcast operating segment is particularly dependent on revenue generated from our Los Angeles and Dallas broadcast markets. Our Los Angeles radio stations generated 9.4% of our total net broadcasting revenue for the year ended December 31, 2022, and 10.1% of our total net broadcasting revenue for the year ended December 31, 2021. Our Dallas radio stations generated 7.9% of our total net broadcasting revenue for the year ended December 31, 2022, and 9.0% of our total net broadcasting revenue for the year ended December 31, 2021.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own or lease various properties throughout the United States from which we conduct business. No one physical property is material to our overall business operations. The types of properties required to support each of our radio stations, digital media and publishing operations typically include offices, studios, and tower sites where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We believe that each of our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties. We believe that we will be able to renew existing leases when applicable or obtain comparable facilities, as necessary.

Executive Offices

Our executive offices are located in Irving, Texas, where we own an approximately 43,000 square foot office building.

Broadcasting

Our broadcast facilities include offices and studios, transmitter locations, antenna sites and tower sites. Offices and studios are typically located in buildings that are in a downtown or business district. Transmitter, antenna, and tower sites are located in areas that provide maximum market coverage. Our radio stations broadcast from 90 tower sites, including 28 tower sites in which we own the land. We own the land for seven additional tower sites that are not currently leased by us and are leased or available to lease to other broadcasters.

SRNTM, SMR, Salem Consumer Products, our Dallas radio stations studios and offices, and our executive offices are located in the Dallas, Texas metropolitan area. We also own office buildings in Honolulu, Hawaii; Tampa, Florida; Orlando, Florida and Greenville, South Carolina from which our radio stations studios and offices operate. Our national radio network operates from various offices and studios. These studios may be used to generate programming or, alternatively, programming can also be relayed from a remote point of origination. Our network also leases satellite transponders used for program delivery.

Our current lease agreements for these facilities range from ten months to twenty-six years remaining on the lease term. We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in Note 16, Related Party Transactions in the notes to our Consolidated Financial Statements contained in Item 8 of this annual report.

While none of our owned or leased properties are individually material to our operations, if we were required to relocate any of our broadcast towers, the cost would be significant. Significant costs are due to the moving and reconstruction of the tower as well as the limited number of sites in any geographic area that permit a tower of reasonable height to provide adequate market coverage. These limitations are due to zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations.

Digital Media

Our digital media entities operate from office buildings and require additional data storage centers. SWN operates from leased office facilities in Richmond, Virginia and Nashville, Tennessee. Townhall Media operates from a leased facility in Arlington, Virginia that is shared with our local radio stations and Eagle Financial Publications. Our current lease agreements for these facilities range from four to five years remaining on the lease term.

Publishing

Regnery® Publishing operates from a leased facility in Washington, D.C. with inventory fulfillment managed by a third-party in Delran, New Jersey. Salem Author Services operates from a leased facility in Orlando, Florida. Our current lease agreements for these facilities range from six months to four years remaining on the lease term.

Corporate

Certain corporate administrative functions are performed in Camarillo, California where we own an approximately 46,000 square foot office building.

ITEM 3. LEGAL PROCEEDINGS.

We and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitrations and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We maintain insurance that may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not adversely affect our consolidated financial position, results of operations, or cash flows.

ITEM 4. MINE AND SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On February 10, 2023, we had approximately 51 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 21,663,091 outstanding shares of Class A common stock and two stockholders of record and 5,553,696 outstanding shares of Class B common stock.

The following table sets forth for the fiscal quarters indicated the range of high and low sale price information per share of our Class A common stock as reported on the NASDAQ-NGM.

	2021				2022
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High (mid-day)	$3.95	$3.15	$3.85	$6.82	$4.19	$3.53	$2.66	$2.26
Low (mid-day)	$1.04	$1.69	$1.91	$2.67	$2.62	$2.03	$1.73	$1.00

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

Our sole source of cash available for making any future dividends or equity distributions on our common stock is our operating cash flow subject covenants under our indebtedness that restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes under Item 8 of this annual report. Our Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Consolidated Financial Statements under Item 8 of this annual report for details of each of these transactions. We have elected the presentation requirements under Rule 12b-2 of the Exchange Act as a smaller reporting company and have herein included a two-year discussion of our financial condition and results of operations.

Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to:

•	the coronavirus COVID-19 pandemic (“COVID-19”) that adversely impacted our business,

•	risks and uncertainties relating to the need for additional funds to service our debt,

•	risks and uncertainties relating to the need for additional funds to execute our business strategy,

•	our ability to access borrowings,

•	reductions in revenue forecasts,

•	our ability to renew our broadcast licenses,

•	changes in interest rates,

•	the timing of any acquisitions or dispositions,

•	costs and synergies resulting from the integration of any completed acquisitions,

•	our ability to effectively manage costs,

•	our ability to drive and manage growth,

•	the popularity of radio as a broadcasting and advertising medium,

•	changes in consumer tastes,

•	the impact of general economic conditions in the United States or in specific markets in which we do business,

•	the impact of inflation increasing operating costs and changing consumer habits,

•	industry conditions, including existing competition and future competitive technologies,

•	disruptions or postponements of advertising schedules and programming in response to national or world events,

•	labor shortages,

•	our ability to generate revenue from new sources, including local commerce and technology-based initiatives, and

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

Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;

•	the sale of advertising time on our radio stations to national and local advertisers;

•	the sale of banner advertisements on our station websites or on our mobile applications;

•	the sale of digital streaming advertisements on our station websites or on our mobile applications;

•	the sale of advertisements included in digital newsletters;

•	fees earned for the creation of custom digital media campaigns and websites for our customers through Salem Surround;

•	the sale of advertising time on our national network;

•	the syndication of programming on our national network;

•	the sale of advertising time through podcasts and video-on-demand services;

•	product sales and royalties for on-air host materials, podcasts, programs and media content including documentary motion pictures, films; and

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

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of radio stations in large metropolitan markets, our national networks and our national sales firms, including Salem Surround. Refer to Item 1. Business of this annual report for a description of our broadcasting operations.

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

Our cash flows from broadcasting may be affected by transitional periods experienced by radio stations when, based on the nature of the radio station, our plans for the market, or other circumstances, we find it beneficial to change the station format. During this transitional period, when we develop a radio station’s listener and customer base, the station may generate negative or insignificant cash flow.

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case revenue is reported net of the commission retained by the agency. During each of the years ended December 31, 2022, and 2021, 99% of our broadcast revenue was sold for cash.

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

Revenue generated from this segment is reported as digital media revenue in our Consolidated Statements of Operations under Item 8 of this annual report. Digital media revenue is impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered, or the number of products sold, and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue from our digital media segment generally exceeds the segment’s first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which Easter is observed, as this holiday generates a higher volume of product downloads from our church product websites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred by our digital media businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with e-commerce sites.

Publishing

Our publishing operations include book publishing through Regnery® Publishing and self-publishing services through Salem Author Services. Refer to Item 1. Business of this annual report for a detailed description of our publishing operations.

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

Known Trends and Uncertainties

Ongoing global supply chain disruptions from the pandemic, military conflict in Ukraine, increases in consumer prices, persistent inflation, and the Federal Reserve’s raising of the federal funds interest rate may have a material adverse impact on our business. To the extent that any of these factors interfere with our customers’ advertising and promotional spending, we could experience reductions in revenue growth rates and increasing pressure to contain costs. Reductions in revenue could adversely affect our operating results, financial condition, and results of operations. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments, and right-of-use assets. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility.

We have experienced increases in lease expense associated with escalations tied to changes in the Consumer Price Index (“CPI”) and higher variable costs associated with Common Area Maintenance (“CAM”) charges. CPI increased 6.5% for the twelve months ending December 31, 2022, following a 7.0% increase for the twelve months ending December 31, 2021. Higher energy costs and the impact of inflation resulted in higher CAM charges. Lease expense increased $0.2 million on a consolidated basis for the year ended December 31, 2022, as compared to the prior year, including a $0.9 million increase from CAM and CPI, that was offset with a $0.7 million reduction from consolidating select locations and reducing rental space.

Revenue growth from the sale of broadcast airtime is negatively impacted by audiences spending less time commuting, certain automobile manufacturers removing AM radio signals, increases in other forms of content distribution, and decreases in the length of time spent listening to broadcast radio as compared to audio streaming services, podcasts, and satellite radio. These factors may lead advertisers to conclude that the effectiveness of radio has diminished. We continue to enhance our digital assets to complement our broadcast content. The increased use of smart speakers and other voice activated platforms that provide audiences with the ability to access AM and FM radio stations offers potential sources for radio broadcasters to reach audiences.

Our broadcast spot advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 12.8% and 19.3%, respectively, of our total net broadcast spot advertising revenue during the year ended December 31, 2022, compared to 13.6% and 21.1%, respectively, of our total net broadcast spot advertising revenue during the year ended December 31, 2021.

Digital revenue is impacted by the nature and delivery of page views and the number of advertisements appearing on each page view. While page views continue to show growth, the number of page views from desktop devices continue to decline in favor of page views from mobile devices. Page views from mobile devices carry a lower number of advertisements per page and are generally sold at lower rates. The shift from desktop page views to mobile device views negatively impacts revenue as mobile devices carry lower rates and less advertisement per page. We also experience declines in page views from changes in algorithms, including algorithms that limit political content and from browsers that block third-party cookies limiting advertising delivery.

Key Financial Performance Indicators – Same-Station Definition

In the discussion of our results of operations below, we compare our broadcast operating results between periods on an as-reported basis, which includes the operating results of all radio stations and networks owned or operated at any time during either period and on a Same Station basis. “Same Station” is a Non-GAAP financial measure used both in presenting our results to stockholders and the investment community as well as in our internal evaluations and management of the business. We believe that Same Station Operating Income provides a meaningful comparison of period over period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of Same Station Operating Income is not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP. Refer to “Non-GAAP Financial Measures” below for definitions and a reconciliation of these non-GAAP performance measures to the most comparable GAAP measures.

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

Item 10(e) of Regulation S-K defines and prescribes the conditions under which certain non-GAAP financial information may be presented in this annual report. We closely monitor EBITDA, Adjusted EBITDA, Station Operating Income (“SOI”), Same Station net broadcast revenue, Same Station broadcast operating expenses, Same Station Operating Income, Digital Media Operating Income, and Publishing Operating Income, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information about our core operating results, and thus, are appropriate to enhance the overall understanding of our financial performance. These non-GAAP financial measures are intended to provide management and investors with a more complete understanding of our underlying operational results, trends, and performance.

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

We define Same Station net broadcast revenue as net broadcast revenue from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. We define Same Station broadcast operating expenses as broadcast operating expenses from our radio stations and networks that we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same Station Operating Income includes those stations we own or operate in the same format on the first and last day of each quarter, as well as the corresponding quarter of the prior year. Same Station Operating Income for a full calendar year is calculated as the sum of the Same Station results for each of the four quarters of that year. We use Same Station Operating Income, a non-GAAP financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluations and management of the business. We believe that Same Station Operating Income provides a meaningful comparison of period-over-period performance of our core broadcast operations as this measure excludes the impact of new stations, the impact of stations we no longer own or operate, and the impact of stations operating under a new programming format. Our presentation of Same Station Operating Income is not intended to be considered in isolation or as a substitute for the most directly comparable financial measures reported in accordance with GAAP. Our definition of Same Station net broadcast revenue, Same Station broadcast operating expenses and Same Station Operating Income is not necessarily comparable to similarly titled measures reported by other companies.

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

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Net broadcast revenue	$191,443	$205,315
Less broadcast operating expenses	(145,720)	(163,992)

Station Operating Income	$45,723	$41,323

Net digital media revenue	$42,164	$41,661
Less digital media operating expenses	(33,797)	(33,750)

Digital Media Operating Income	$8,367	$7,911

Net publishing revenue	$24,640	$19,990
Less publishing operating expenses	(23,220)	(22,142)

Publishing Operating Income (Loss)	$1,420	$(2,152)

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

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Net income (loss)	$41,514	$(3,236)
Plus benefit from income taxes	(759)	(392)
Plus net miscellaneous (income) and expenses	(110)	4
Plus gain on the forgiveness of PPP loans	(11,212)	—
Plus (gain) loss on early retirement of long-term debt	1,026	(48)
Plus earnings from equity method investment	—	(4,065)
Plus interest expense, net of capitalized interest	15,799	13,060
Less interest income	(10)	(171)

Net operating income (loss)	$46,248	$5,152

Plus net (gain) loss on the disposition of assets	(23,575)	(8,376)
Plus change in the estimated fair value of contingent earn-out consideration	—	(5)
Plus legal settlement	—	4,776
Plus debt modification costs	2,526	255

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Plus impairment of indefinite-lived long-term assets other than goodwill	$—	$13,985
Plus impairment of goodwill	—	127
Plus depreciation and amortization	12,828	12,611
Plus unallocated corporate expenses	17,483	18,557

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$55,510	$47,082

Station Operating Income	$45,723	$41,323
Digital Media Operating Income	8,367	7,911
Publishing Operating Income (Loss)	1,420	(2,152)

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Income (Loss)	$55,510	$47,082

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Net income (loss)	$41,514	$(3,236)
Plus interest expense, net of capitalized interest	15,799	13,060
Plus benefit from income taxes	(759)	(392)
Plus depreciation and amortization	12,828	12,611
Less interest income	(10)	(171)

EBITDA	$69,372	$21,872

Plus net (gain) loss on the disposition of assets	(23,575)	(8,376)
Plus change in the estimated fair value of contingent earn-out consideration	—	(5)
Plus debt modification costs	2,526	255
Plus impairment of indefinite-lived long-term assets other than goodwill	—	13,985
Plus impairment of goodwill	—	127
Plus net miscellaneous (income) and expenses	(110)	4
Plus (gain) loss on early retirement of long-term debt	1,026	(48)
Plus gain on the forgiveness of PPP loans	(11,212)	—
Plus non-cash stock-based compensation	319	284

Adjusted EBITDA	$38,346	$28,098

RESULTS OF OPERATIONS

Year Ended December 31, 2022 compared to the year ended December 31, 2021

The following factors affected our results of operations and cash flows for the year ended December 31, 2022 as compared to the prior year:

On September 26, 2022, we entered into a settlement agreement in connection with a lawsuit. While we denied the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. During mediation the parties reached a settlement whereby we paid $5.3 million of cash in December 2022, in exchange for a release by the plaintiff of all claims.

We invested in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The documentary motion picture, 2000 Mules, was released in May 2022. We recorded $4.1 million of earnings from our equity investment in OPA during the year ended December 31, 2022. At December 31, 2022, $0.1 million is included in other receivables in our Consolidated Balance sheet representing our share of profit from the documentary motion picture due from OPA.

Financing

We completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
December 19, 2022	$4,650	$4,557	98.00%	$57	$36
December 14, 2022	1,000	965	96.50%	5	30
June 13, 2022	5,000	4,947	98.95%	35	18
June 10, 2022	3,000	2,970	99.00%	21	9
June 7, 2022	2,464	2,446	99.25%	17	1
May 17, 2022	2,525	2,500	99.00%	18	7
January 12, 2022	2,500	2,531	101.26%	22	(53)

Acquisitions and Divestitures

The operating results of our business acquisitions and asset purchases are included in our consolidated results of operations from their respective closing date or the date that we began operating a station under an LMA or TBA. The operating results of business and asset divestitures are excluded from our consolidated results of operations from their respective closing date or the date that a third-party began operating a station under an LMA or TBA.

•	On December 30, 2022, we acquired the book inventory and publishing rights of ISI Publishing for $0.4 million of cash.

•	On December 2, 2022, we closed on the acquisition of radio station KKOL-AM in Seattle, Washington for $0.5 million in cash. We have been operating the station under a LMA since June 7, 2021.

•

On November 16, 2022, we began operating radio station WMYM-AM and an FM translator in Miami, Florida under a TBA. We closed on the acquisition of this station and related assets on January 6, 2023 for $3.2 million in cash.

•

On October 1, 2022, we acquired websites and the related assets of DayTradeSPY, a financial publication, for $0.6 million in cash. As part of the purchase agreement, we may pay up to an additional $1.0 million of cash in contingent earn-out consideration within one year of the closing date based on the achievement of certain revenue benchmarks.

•	On August 1, 2022, radio station KLFE-AM in Seattle, Washington, began programming by the buyer under a TBA.

•	On June 27, 2022, we sold 9.3 acres of land in the Denver, Colorado area for $8.2 million resulting in a pre-tax gain of $6.5 million.

•

On May 25, 2022, we sold radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under a TBA with the buyer. We recorded a pre-tax gain of $0.5 million in connection with this transaction.

•

On May 2, 2022, we acquired websites and related assets of Retirement Media for $0.2 million in cash. The accompanying Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

•	On May 1, 2022, we began operating radio station WYDB-FM in Dayton, Ohio under a TBA.

•	On February 15, 2022, we closed on the acquisition of radio station WLCC-AM and an FM translator in the Tampa, Florida market for $0.6 million of cash.

•	On January 10, 2022, we closed on the sale of 4.5 acres of land in Phoenix, Arizona for $2.0 million in cash. We recorded a pre-tax gain of $1.8 million on the sale.

•	On November 30, 2021, we sold approximately 77 acres of land in Tampa, Florida for $13.5 million in cash. We recognized a pre-tax gain on the sale of $12.9 million.

•

On July 27, 2021, we sold the Hilary Kramer Financial Newsletter and related assets for $0.2 million to be collected in quarterly installments over the two-year period ending September 30, 2023. We recognized a pre-tax gain on the sale of $0.1 million.

•

On July 23, 2021, we sold approximately 34 acres of land in Lewisville, Texas, for $12.1 million in cash. The land was being used as the transmitter site for Salem owned radio station KSKY-AM. We retained a portion of the land in the southwest corner of the site to continue operating the radio station. We recognized a pre-tax gain on the sale of $10.5 million.

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

Debt Transactions

•

During the year ending December 31, 2022, we completed repurchases of $21.1 million of our 2024 Notes for $20.9 million in cash, recognizing a net gain of $48,000 after adjusting for bond issuance costs as detailed in Note 11 – Long-Term Debt of our Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

•

On September 10, 2021, we used cash proceeds from the issuance of 7.125% Senior Secured Notes (“2028 Notes”) to fund the repurchase of $112.8 million of our 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of newly issued 2028 Notes.

•

In addition to the exchange on September 10, 2021, we repurchased an additional $43.3 million in total of our 2024 Notes for $44.0 million in cash, recognizing a net loss of $1.0 million after adjusting for bond issuance costs through multiple transactions during the second half of 2021.

•

We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location basis.

•	In July 2021, the SBA forgave all but $20,000 of the PPP loans. The remaining $20,000was repaid by us in July 2021.

Net Broadcast Revenue

	Year Ended December 31,
	2021	2022	Change $	Change	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$191,443	$205,315	$13,872	7.2%	74.1%	76.9%
Same Station Net Broadcast Revenue	$191,157	$204,877	$13,720	7.2%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2021		2022
	(Dollars in thousands)
Block Programming:
National	$48,705	25.5%	$53,535	26.1%
Local	24,759	12.9%	24,873	12.1%

	73,464	38.4%	78,408	38.2%
Broadcast Advertising:
National	14,294	7.5%	15,359	7.5%
Local	41,672	21.8%	42,964	20.9%

	55,966	29.3%	58,323	28.4%
Station Digital (local)	32,258	16.8%	37,131	18.1%
Infomercials	878	0.5%	735	0.4%
Network	19,789	10.3%	21,593	10.5%
Other Revenue	9,088	4.7%	9,125	4.4%

Net Broadcast Revenue	$191,443	100.0%	$205,315	100.0%

Block programming revenue increased 6.7% to $78.4 million from $73.4 million, due to increases in rates during our 2022 annual renewals and a higher demand from the expansion of existing programs and the launch of new programs. Higher demand can result in an increase in rates, particularly if premium time slots are sold out. National programming from our Christian Teaching and Talk format radio stations increased $4.5 million followed by our News Talk format stations that increased $0.3 million. Local programming increased $0.1 million including a $0.3 million increase on our News Talk format radio stations offset by a $0.2 million decrease from our Christian Teaching and Talk format radio stations.

Advertising revenue, net of agency commissions, or net advertising revenue, increased 4.2%, or $2.4 million, to $58.3 million from $56.0 million, driven by a 7.5% increase in national spots and a 3.1% increase in local spots. The increase reflects the impact of political revenue, which generated $3.4 million of revenue ($2.0 million national and $1.4 million local) in 2022 compared to $0.9 million ($0.5 million national and $0.4 million local)

in 2021, or an increase of $2.6 million. Excluding the impact of political, net advertising revenue declined 0.4% to $54.9 million from $55.1 million. Revenue from our News Talk format stations was $18.9 million compared to $16.6 million in the prior year, an increase of $2.3 million. Our Christian Teaching and Talk format radio stations generated $8.1 million of revenue compared to $8.0 million and other format radio stations generated $4.7 million of revenue compared to $4.2 million. Our CCM format radio stations decreased to $26.3 million of revenue from $26.8 million. We experienced a higher demand for advertising during the first half of 2022 followed by lower demand in the second half as economic concerns resulted in limited advertising spending.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased 15.1%, or $4.9 million. The increase includes $3.4 million from a higher demand for digital marketing services through Salem Surround, $0.8 million of revenue generated from SalemNOW, our video-on-demand service through Salem Consumer Products, which received distribution fees from 2000 Mules, the documentary motion picture we invested in during 2022, a $0.6 million increase from Salem Podcast Network, a $0.5 million increase in streaming revenue, a $0.3 million increase from Salem News Channel, and a $0.2 million increase in digital advertising revenue on our station websites that was offset by a $0.9 million decrease from our network. There were no significant changes in digital rates as compared to the prior year.

Infomercial revenue declined by $0.1 million due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of amounts reported as digital, increased 9.1%, or $1.8 million, including a $0.5 million increase in political advertising and a $1.3 million increase from our nationally syndicated host programs.

Other revenue decreased 0.4%, or $37,000, including a $0.8 million increase in event revenue that was offset with a $0.4 million decrease in listener purchase program revenue from lower half price tuition sales, a $0.2 million decrease in rental income, and a $0.2 million decrease from the impact on the prior year of the sale of an integrated marketing campaign to our advertiser that included television and billboards. Event revenue varies from period to period based on the nature and timing of events, audience demand, any applicable local COVID-19 restrictions, and in some cases, the weather which can affect attendance.

On a Same Station basis, net broadcast revenue increased $13.7 million, which reflects the above-described items net of the impact of stations acquired, stations disposed of, and stations with format changes.

Net Digital Media Revenue

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$42,164	$41,661	$(503)	(1.2)%	16.3%	15.6%

The following table shows the dollar amount and percentage of national net digital media revenue, or revenue generated from our websites and digital subscriptions, for each digital media revenue source.

	Year Ended December 31,
	2021		2022
	(Dollars in thousands)
Digital Advertising, net	$19,648	46.6%	$17,959	43.1%
Digital Streaming	3,450	8.2	3,591	8.6
Digital Subscriptions	12,228	29.0	12,654	30.4
Digital Downloads	6,373	15.1	6,994	16.8
e-commerce	269	0.6	296	0.7
Other Revenue	196	0.5	167	0.4

Net Digital Media Revenue	$42,164	100.0%	$41,661	100.0%

Digital advertising revenue net of agency commissions, or national net digital revenue, decreased 8.6%, or $1.7 million, including a $1.3 million decline from Townhall Media and a $0.7 million decline from Eagle Financial Publications that was partially offset with a $0.2 million increase from Salem Web Network. Declines from Townhall Media were driven by changes in Facebook algorithms that limit political content, the growing use of browsers that block third-party cookies limiting advertising, and the overall state of the economy that has weakened demand for advertising resulting in a lower number of advertisements and a reduction in rates. Eagle Financial Publications experienced declines from economic conditions as the stock market impacts demand for advertisements on its platform. Salem Web Network benefitted from the addition of new product offerings, including Salem Cultivate, a donor acquisition digital resource designed to benefit our customers.

Digital streaming revenue increased 4.1%, or $0.2 million, based on increased demand for content available from our Christian websites. There were no significant changes in rates.

Digital subscription revenue increased 3.5%, or $0.4 million, including a $0.5 million increase from Townhall VIP and a $0.5 million increase from Salem Web Network that was offset with a $0.6 million decline from Eagle Financial Publications from a reduction in the number of new subscriptions generated and our sale in July 2021 of the Hilary Kramer newsletters.

Digital download revenue increased 9.7%, or $0.6 million, due to a higher volume of downloads from our church product websites that reflect our July 2021 acquisition of ShiftWorship with no significant changes in rates as compared to the same period of the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals, which declined slightly in volume with no changes in rates over the same period of the prior year.

Net Publishing Revenue

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$24,640	$19,990	$(4,650)	(18.9)%	9.5%	7.5%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Year Ended December 31,
	2021		2022
	(Dollars in thousands)
Book Sales	$20,455	83.0%	$14,938	74.7%
Estimated Sales Returns & Allowances	(5,348)	(21.7)	(3,988)	(19.9)

Net Book Sales	15,107	61.3	10,950	54.8

E-Book Sales	2,021	8.2	1,358	6.8
Self-Publishing Fees	6,081	24.7	6,717	33.6
Print Magazine Subscriptions	262	1.1	—	—
Print Magazine Advertisements	123	0.5	—	—
Digital Advertising	132	0.5	—	—
Other Revenue	914	3.7	965	4.8

Net Publishing Revenue	$24,640	100.0%	$19,990	100.0%

Net book sales declined 27.5%, or $4.2 million, including a $3.8 million decline from Regnery Publishing from a 16% decline in volume and a 10% decline in the average price per unit sold, and a $0.4 million decline from Salem Author Services from a reduction in the number of books sold with no significant changes in sale prices. Book sales through Regnery® Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The decline of $1.4 million in estimated sales returns and allowances reflects a lower number of print books sold through Regnery® Publishing.

Regnery® Publishing e-book sales declined 32.8%, or $0.7 million, due to a 17% decrease in sales volume and a 19% decrease in the average price per unit sold. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on a book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees increased 10.5%, or $0.6 million, due to an increase in the number of authors with no material change in fees charged to authors.

There have been no sales of print magazine subscriptions and print advertising revenues following our sale of Singing News Magazine on May 25, 2021. Digital advertising was not significant to our Publishing revenue and is no longer sold.

Other revenue includes change fees, video trailers and website revenues and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue remained consistent from the same period of the prior year. There were no changes in volume or rates.

Broadcast Operating Expenses

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$145,720	$163,992	$18,272	12.5%	56.4%	61.4%
Same Station Broadcast Operating Expenses	$145,338	$163,214	$17,876	12.3%

Broadcast operating expenses increased 12.5%, or $18.3 million, including a $9.9 million increase from broadcast stations, a $4.1 million increase from Salem Surround, a $2.2 million increase from the launch of Salem News Channel in 2022, a $1.7 million increase from Salem Podcast Network and a $0.3 million increase from SalemNOW. The increase in expenses from Salem Surround, Salem News Channel, Salem Podcast Network, and SalemNOW are consistent with the growth and investment in these entities to expand digital product offerings and revenue sources in our broadcast division. The increase of $9.9 million from our broadcast stations includes a $4.5 million increase in payroll costs primarily driven by an increase in commissions and the January 2022 reinstatement of the company 401(k) match, a $1.3 million increase in advertising and event costs, a $1.2 million increase in travel and entertainment, a $1.1 million increase in bad debt expense, a $1.0 million increase in facility-related expenses, a $0.6 million increase in production and programming costs and a $0.5 million increase in professional services that were offset by a $0.2 million decrease in cost of sales.

On a Same-Station basis, broadcast operating expenses increased 12.3%, or $17.9 million. The increase in broadcast operating expenses on a Same Station basis reflects these items net of the impact of start-up costs associated with acquisitions, station dispositions and format changes.

Legal Settlement

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Legal Settlement	$—	$4,776	$4,776	—%	—%	1.8%

In September 2022, we entered into a settlement agreement in connection with a lawsuit. While we denied the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. We previously estimated that we would resolve the matter for $0.5 million, and that amount was accrued at December 31, 2020. During mediation held in September 2022, the parties reached a settlement whereby we agreed to pay $5.3 million in exchange for a release by the plaintiff of all claims. The settlement amount was paid in December 2022.

Digital Media Operating Expenses

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$33,797	$33,750	$(47)	(0.1)%	13.1%	12.6%

Digital media operating expenses declined 0.1%, or $47,000, including a $0.6 million decrease in sales-based commissions and bonuses, a $0.5 million decrease in software and streaming costs, a $0.4 million decrease in royalties, a $0.2 million decrease in costs of sales and a $0.1 million decrease in professional services that was offset with a $1.3 million increase in employee related costs including $0.3 million associated with the reinstatement of the company 401(k) match effective January 1, 2022, a $0.2 million increase in bad debt expense, and a $0.2 million increase in advertising and promotional expenses.

Publishing Operating Expenses

	Year Ended December 31,
	2021	2022	Change $	Change	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$23,220	$22,142	$(1,078)	(4.6)%	9.0%	8.3%

Publishing operating expenses declined 4.6%, or $1.1 million, including a $0.9 million decrease in royalty expense consistent with lower revenues and $0.5 million decrease in the cost of sales, that were offset by a $0.3 million increase in advertising expense and a $0.2 million increase in bad debt expense. The decrease in cost of sales includes a $0.2 million decrease in Salem Author Services, a $0.2 million decline from our sale of Singing News Magazine in May 2021, and a $0.1 million decrease from Regnery® Publishing. The gross profit margin for Regnery® Publishing declined to 37% from 50% as a result of lower book sales. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 78% from 74% due to lower paper costs for print book sales.

Unallocated Corporate Expenses

	Year Ended December 31,
	2021	2022	Change $	Change	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$17,483	$18,557	$1,074	6.1%	6.8%	7.0%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, which are not directly attributable to any one of our operating segments. The increase of 6.1%, or $1.1 million, includes a $0.7 million increase in travel and entertainment, a $0.3 million increase in professional services, a $0.2 million increase related to the reinstatement of the company 401(k) match effective January 1, 2022 and a $0.2 million increase in facility-related expenses that were offset by a $0.5 million net decrease in employee related costs associated with discretionary bonuses.

Debt Modification Costs

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$2,526	$255	$(2,271)	(89.9)%	1.0%	0.1%

On September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million (reflecting a call premium of 1.688%) of 2028 Notes. The transaction was assessed on a lender-specific level and was accounted for as a debt modification in accordance with FASB ASC Topic 470. Costs paid to third-parties of $0.3 million and $2.5 million were included in operating expenses for the years ended December 31, 2022 and 2021, respectively.

Depreciation Expense

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$10,933	$11,339	$406	3.7%	4.2%	4.2%

Depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,895	$1,272	$(623)	(32.9)%	0.7%	0.5%

The decrease in amortization expense reflects the impact of fully amortized domain names, customer lists and contracts, and subscriber base lists that had estimated useful lives of three to five years. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$13,985	$13,985	—%	—%	5.2%

We completed our annual review for impairment in the fourth quarter of 2022. As a result of declining revenue growth projections forecasted by industry analysts, we performed an interim review of broadcast licenses for impairment at September 30, 2022. Due to changes in macroeconomic conditions and rising interest rates that increased the weighted average cost of capital (“WACC”), we also performed an interim review of broadcast licenses for impairment at June 30, 2022.

Based on our review and analysis, we recorded impairment charges of $14.0 million during the year ended December 31, 2022. During our annual testing in the fourth quarter of 2022, we recorded an impairment charge of $2.3 million to the value of broadcast licenses in Columbus, Portland and San Francisco at December 31, 2022. The impairment charge was driven by declines in market revenue projections in excess of those used in our prior valuations. We recorded an impairment charge of $7.7 million to the value of broadcast licenses in Boston, Chicago, Columbus, Dallas, Greenville, Honolulu, Little Rock, Orlando, Philadelphia, Portland, Sacramento, and San Francisco at September 30, 2022. The impairment charge was driven by a decline in projected revenues for the broadcast industry and a reduction in the future industry growth rates based on the then current economic indicators. We recorded an impairment charge of $3.9 million to the value of broadcast licenses in Columbus, Dallas, Greenville, Honolulu, Orlando, Portland, and Sacramento at June 30, 2022. The impairment charge was driven by an increase in the WACC partially offset with improvements in revenue growth rates over those used in prior year-end valuation forecasts. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

Impairment of Goodwill

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$—	$127	$127	—%	—%	—%

As a result of changes in macroeconomic conditions and rising interest rates that increase the WACC, we performed an interim review of goodwill for impairment at June 30, 2022. Based on our review and analysis, we recorded an impairment charge of $0.1 million to goodwill in one of our broadcast markets at June 30, 2022. We completed our annual review for impairment in the fourth quarter of 2022 with no further impairment charges recognized.

Net (Gain) Loss on the Disposition of Assets

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of Assets	$(23,575)	$(8,376)	$(15,199)	(64.5)%	(9.1)%	(3.1)%

The net gain on the disposition of assets of $8.4 million for the year ended December 31, 2022 reflects a $6.5 million pre-tax gain on the sale of land used in our Denver, Colorado broadcast operations, a $1.8 million pre-tax gain on the sale of land used in our Phoenix, Arizona broadcast operations, and a $0.5 million pre-tax gain on the sale of our radio stations in Louisville, Kentucky that was offset with $0.4 million of net losses from various fixed asset disposals.

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

Other Income (Expense)

	Year Ended December 31,
	2021	2022	Change $	Change	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$10	$171	$161	1,610.0%	—%	0.1%
Interest Expense	(15,799)	(13,060)	2,739	(17.3)%	(6.1)%	(4.9)%
Gain on the Forgiveness of PPP Loans	11,212	—	(11,212)	—%	4.3	—%
Gain (Loss) on Early Retirement of Long-Term Debt	(1,026)	48	1,074	(104.7)%	(0.4)%	—%
Earnings from equity method investment	—	4,065	4,065	—%	—	1.5%
Net Miscellaneous Income and (Expenses)	110	(4)	(114)	(103.6)%	—%	—%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances and non-cash accretion associated with deferred installments. The decrease of $2.7 million reflects the lower outstanding balance of the 2024 Notes, the lower outstanding balance of the Asset-Based Revolving Credit Facility (“ABL Facility”),, and a lower finance lease obligation outstanding during the year ended December 31, 2022.

We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location basis. We used the PPP loan proceeds according to the applicable PPP requirements and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax gain on the forgiveness of $11.2 million.

The gain on the early retirement of long-term debt reflects $21.1 million of repurchases of the 2024 Notes for $20.9 million in cash, recognizing a net gain of $48,000 after adjusting for bond issuance costs. The loss on the early retirement of long-term debt reflects $43.3 million of repurchases of the 2024 Notes for $44.0 million in cash, recognizing a net loss of $1.0 million after adjusting for bond issuance costs.

We recorded $4.1 million of earnings from our equity investment in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The motion picture, 2000 Mules, was released in May 2022.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other miscellaneous expenses.

Benefit from Income Taxes

	Year Ended December 31,
	2021	2022	Change $	Change	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Benefit from Income Taxes	$(759)	$(392)	$367	(48.4)%	(0.3)%	(0.1)%

We recognized a tax benefit of $0.4 million for the year ended December 31, 2022, as compared to $0.8 million for the prior year. The provision for income taxes as a percentage of income before income taxes, or the effective tax rate, was 10.8% for the year ended December 31, 2022, compared to (1.9)% for the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. For the year ended December 31, 2022, the primary drivers of the effective tax rate includes a federal income tax benefit generated from operations of $0.7 million, a reduction to the valuation allowance of $0.7 million relating to the utilization federal net operating loss carryforwards, a $(1.5) million valuation allowance related to the generation of state net operating loss carryforwards, and current state income tax benefit of $0.1 million along with other permanent differences and other state statutory rate adjustments. The state income tax provision is an accumulation of applicable state income taxes calculated in accordance with each state’s tax laws and each state’s pre-tax income that ranges from various losses to income levels.

Net Income (Loss)

	Year Ended December 31,
	2021	2022	Change $	Change %	2021	2022
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$41,514	$(3,236)	$(44,750)	(107.8)%	16.1%	(1.2)%

We recognized a net loss of $3.2 million compared to net income of $41.5 million during the same period of the prior year due to the changes described above.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates require the use of judgment as to future events, and the effect of these events cannot be predicted with certainty. The COVID-19 pandemic created significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact our estimates related to, but not limited to, revenue recognition, broadcast licenses, goodwill, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility.

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

Impairment of Indefinite-Lived Intangible Assets

Approximately 65% of our total assets at December 31, 2022, consists of indefinite-lived intangible assets that originated from acquisitions in which a significant amount of the purchase price was allocated to broadcast licenses and goodwill. We do not amortize indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year.

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

The first step of our impairment testing is to perform a qualitative assessment as to whether it is more likely than not that an indefinite-lived intangible asset is impaired. This qualitative assessment requires significant judgment when considering the events and circumstances that may affect the estimated fair value of our indefinite-lived intangible assets. These events and circumstances are not all-inclusive and are not by themselves indicators of impairment. We consider external and internal factors when reviewing the following events and circumstances, which are presented in the order of what we believe to be the strongest to weakest indicators of impairment:

(1)	the difference between the latest fair value calculation and the carrying value;

(2)	the financial performance, such as station operating income, as compared to projections used in prior estimates of fair value;

(3)	macroeconomic economic conditions, including any limitations on accessing capital that could affect the discount rates used in prior estimates of fair value;

(4)	industry and market considerations, such as declines in market-dependent multiples or metrics, changes in demand, competition, or other economic factors;

(5)	operating cost factors, such as increases in labor costs, that could have a negative effect on future expected earnings and cash flows;

(6)	legal, regulatory, contractual, political, business, or other factors;

(7)	other relevant entity-specific events such as changes in management or customers; and

(8)	any changes to the carrying amount of the indefinite-lived intangible asset.

If it is more likely than not that an impairment exists, we perform a second step as required to prepare a quantitative analysis estimating the fair or enterprise value of the assets. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of our quantitative review. We did not find reconciliation to our current market capitalization to be meaningful when determining our enterprise value given current factors that impact our market capitalization, including but not limited to, the limited trading volume of our stock and the significant voting control of our Chairman and Chief Executive Officer.

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

Sensitivity of Indefinite-Lived Intangible Assets

When estimating the fair value of broadcast licenses and goodwill, we make assumptions regarding future revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment that may differ materially from actual results. The following sensitivity analysis shows the incremental impact and the hypothetical non-cash impairment charge that would result if our estimates were to change by 100 basis points as of the annual testing period in the fourth quarter of 2022:

	Sensitivity Analysis (1)
	Increase in Risk-Adjusted Discount Rate	Decrease in Operating Profit Margins	Decrease in Long-Term Revenue Growth Rates
	(Dollars in thousands)
Incremental broadcast licenses impairment	$23,423	$6,717	$14,166
Incremental goodwill impairment	309	1,180	211

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

Leases

The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:

Lease Term

The lease term can materially impact the value of the Right-of-Use (“ROU”) assets and lease liabilities recorded on our balance sheet as required under FASB ASC Topic 842, Leases. We calculate the term for each lease agreement to include the noncancellable period specified in the agreement together with (1) the periods covered by options to extend the lease if we are reasonably certain to exercise that option, (2) the periods covered by an option to terminate if we are reasonably certain not to exercise that option and (3) the period covered by an option to extend (or not terminate) if controlled by the lessor. The assessment of whether we are reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors, and market-based factors. We have not modified our estimate methodology since adopting FASB ASC Topic 842.

Incremental Borrowing Rate

ROU assets and related lease liabilities recorded under FASB ASC Topic 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s Incremental Borrowing Rate (“IBR”). IBR is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As most leases do not provide an implicit rate, we estimate the IBR applicable to Salem using significant judgement and estimates, including the estimated value of the underlying leased asset, and the following available evidence:

Our credit history.

Our credit facilities consist of the 2028 Notes, the 2024 Notes, and the ABL revolver. The weighted average interest rate on outstanding debt is calculated as of each month end.

Our credit worthiness.

We review our credit ratings from third parties, including Standard & Poor’s and Moody’s.

The class of the underlying asset and the remaining term of the arrangement.

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

Impairment of ROU Assets

ROU assets are reviewed for impairment when indicators of impairment are present as described in Note 7 of our Consolidated Financial Statements under Item 8 of this annual report .

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

Principal and Agent Considerations

We generate revenue from digital product offerings, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. When offering digital products, another party may be involved in providing the goods or services that make up a performance obligation to the customer, such as the use of third-party websites for social media campaigns. We must evaluate if we are the principal or agent in order to determine if revenue should be reported gross as principal or net as agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to our customer, we consider the party primarily responsible for fulfillment, who holds inventory risk, and who has discretion in establishing the price. The determination of whether we control a specified good or service immediately prior to the good or service being transferred requires us to make reasonable judgments on the nature of each agreement. We have determined that we are acting as principal when we manage all aspects of a social media campaign, including reviewing and approving target audiences, monitoring actual results, making modifications as needed, and when we are responsible for delivering campaign results to our customers regardless of the use of a third-party or parties.

Sales Returns and Allowances

We provide for estimated returns for products sold with the right of return, primarily book sales associated with Regnery® Publishing. We record an estimate of product returns as a reduction of revenue in the period of the sale. Our estimates are based upon historical sales returns, the amount of current period sales, economic trends and any changes in customer demand and acceptance. We regularly monitor actual performance to estimated return rates and make adjustments as necessary. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or the market. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

Trade and Barter Transactions

In broadcasting, trade or barter agreements are commonly used to reduce cash outlays by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.

Allowance for Doubtful Accounts

We evaluate the balance reserved in our allowance for doubtful accounts on a quarterly basis based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally not written off until all collection efforts have been unsuccessful, including use of a collection agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

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

We record contingency reserves to the extent we conclude that it is probable that liability has been incurred and the amount of the related loss can be reasonably estimated. The establishment of the reserve is based on a review of all relevant factors, the advice of legal counsel, and the subjective judgment of management. The reserves we have recorded to date have not been material to our consolidated financial position, results of operations or cash flows. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected.

While we believe that the final resolution of any known matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, it is possible that we could incur additional losses. We maintain insurance that may provide coverage for such matters. Future claims against us, whether meritorious or not, could have a material adverse effect on our consolidated financial position, results of operations or cash flows, including losses due to costly litigation and losses due to matters that require significant amounts of management time that can result in the diversion of significant operational resources.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 of our Consolidated Financial Statements under Item 8 of this annual report..

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are operating cash flows, borrowings under credit facilities and proceeds from the sale of selected assets or businesses. Historically, we have funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from these sources. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset and business sales. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings. To facilitate such offerings, in December 2022, we filed a shelf registration statement with the SEC covering the offering, issuance and sale of up to $15.0 million of our Class A Common Stock or up to $40.0 million of debt securities with B. Riley Securities, Inc. acting as sales agent.

In response to the COVID-19 pandemic, we implemented several measures to reduce costs and conserve cash to ensure that we had adequate liquidity to meet our debt servicing requirements during 2020. As the economy began to show signs of recovery, we reversed several of these cost reduction initiatives during 2021, although we continued to operate with reduced staffing levels where appropriate, we have not declared or paid dividends or equity distributions on our common stock since December 2019, and the company 401(k) match was not reinstated until January 2022.

The CARES Act provided emergency economic assistance for individuals and businesses impacted by the COVID-19 pandemic, including opportunities for additional liquidity, loan guarantees, and other government programs. The CAA included a second relief package, which, among other things, provides for an extension of the Payroll Support Program established by the CARES Act. We utilized certain benefits of the CARES Act and the CAA, including:

•	We deferred $3.3 million of employer FICA taxes from April 2020 through December 2020, of which approximately 50% was paid in December 2021 and the remainder was paid in December 2022;

•	A relaxation of interest expense deduction limitation for income tax purposes;

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

Net cash provided by operating activities decreased by $14.8 million during the year ended December 31, 2022, to $7.7 million from $22.5 million during the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Total revenue increased by $8.7 million;

•

Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments, debt modification costs, legal settlement, and net gain (loss) on the disposition of assets, increased by $18.2 million;

•	Accounts receivables, net of allowances, increased by $5.1 million compared to $1.2 million for the prior year;

•	Unbilled revenue decreased $0.5 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, decreased to 54 days at December 31, 2022, from 56 days in the same period of the prior year;

•	Deferred income tax liabilities decreased by $0.3 million compared to a decrease of $1.9 million during the same period of the prior year; and

•	Net accounts payable and accrued expenses increased $6.6 million to $34.3 million from $27.7 million as of the prior year.

Investing Cash Flows

Our primary source of investing cash inflows includes proceeds from the sale of assets or businesses. Investing cash outflows include cash payments made to acquire businesses, to acquire property, equipment, and intangible assets, and to make investments that we believe are beneficial to our business.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities, and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $11.1 million during 2023.

We invested in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. We received a return of our total investment of $4.5 million of cash from OPA during 2022 that is reflected as an investing cash inflow. All other receipts from OPA represent our share of revenue from the documentary motion picture and are included in operating cash flow.

While our focus continues to be on deleveraging the company, we remain committed to the exploration and pursuit of strategic acquisitions and investments. We plan to fund any future investing outflows from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings.

Net cash used in investing activities was $0.9 million during the year ended December 31, 2022, compared to net cash provided by of $11.6 million during the prior year. The $12.5 million decrease in cash used in investing activities was the result of:

•	Cash paid for capital expenditures increased $2.5 million to $13.3 million from $10.8 million during the prior year;

•	Cash paid for acquisitions decreased $3.1 million to $2.2 million compared to $5.3 million during the prior year;

•	Cash received from return of investments was $4.5 million in the current year;

•	Cash paid for investments increased $2.5 million to $3.5 million from $1.0 million; and

•	Cash received from the sale of assets decreased $15.1 million to $14.2 million from $29.3 million.

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

During the year ended December 31, 2022, the principal balances outstanding under the 2024 Notes, the 2028 Notes and the ABL Facility ranged from $158.9 million to $174.5 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Our sole source of cash available for making any future equity distributions is our operating cash flow, subject to our credit facilities and Notes, which contain covenants that limit and restrict the payment of dividends and equity distributions unless certain specified conditions are satisfied.

Net cash used in financing activities during the year ended December 31, 2022, decreased $30.0 million to $8.6 million compared to $38.6 million during the prior year. The decrease in cash used for financing activities includes:

•	Proceeds of $114.7 million were received during the prior year from the issuance of the 2028 Notes;

•	Proceeds of $11.2 million under PPP loans were received during the prior year;

•

We used $20.9 million in cash to repurchase $21.1 million in face value of the 2024 Notes compared to $44.0 million in cash to repurchase $43.3 million in face value of 2024 Notes during the prior year;

•	Net borrowings on our ABL Facility were $9.0 million during the year ended December 31, 2022, compared to net repayments of $5.0 million during the same period of the prior year; and:

•	There was no book overdraft at December 31, 2021 compared to $3.3 million at December 31, 2022

Long-term debt consists of the following:

	December 31, 2021	December 31, 2022
	(Dollars in thousands)
2028 Notes	$114,731	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	(3,844)	(3,253)

2028 Notes net carrying value	110,887	111,478

2024 Notes	60,174	39,035
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(480)	(146)

2024 Notes net carrying value	59,694	38,889

Asset-Based Revolving Credit Facility principal outstanding (1)	—	8,958

Long-term debt less unamortized discount and debt issuance costs	$170,581	$159,325

Less current portion	—	8,958

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$170,581	$150,367

(1)

As of December 31, 2022, the ABL, had a borrowing base of $26.2 million, $9.1 million in outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $16.8 million borrowing base availability.

Our weighted average interest rate was 6.99% and 6.85% at December 31, 2021, and December 31, 2022, respectively.

In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of December 31, 2022:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$39.0 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

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

The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding at December 31, 2022, we are required to pay $8.2 million per year in interest. As of December 31, 2022, accrued and unpaid interest on the 2028 Notes was $0.7 million.

The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At December 31, 2022, we were, and as of the date of this annual report we remain, in compliance with all of the covenants under the indenture.

We recorded debt issuance costs of $4.7 million, of which third-party costs of $2.5 million were expensed during 2021 and $0.3 million were expensed during 2022, $0.8 million was deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the effective yield on the 2028 Notes. During the twelve-month period ended December 31, 2022 and 2021, $0.7 million and $0.3 million, respectively, of debt issuance costs, discount and delayed draw associated with the Notes was amortized to interest expense.

SBA PPP Loans

We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location basis. The PPP loans were accounted for as debt in accordance with FASB ASC Topic 470. The loan balances and accrued interest were forgivable provided that the proceeds were used for eligible purposes, including payroll, benefits, rent, and utilities within the covered period. We used the PPP loan proceeds according to applicable PPP requirements and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax gain on the forgiveness of $11.2 million. The remaining $20,000 PPP loan was repaid by us in July 2021.

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

The indenture relating to the 2024 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At December 31, 2022, we were, and as of the date of this annual report, we remain, in compliance with all of the covenants under the indenture.

We recorded debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash interest expense over the life of the 2024 Notes using the effective interest method. During twelve-month period ended December 31, 2022, and 2021, $0.2 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

Based on the balance of the 2024 Notes outstanding at December 31, 2022 of $39.0 million, we are required to pay $2.6 million per year in interest on the 2024 Notes. As of December 31, 2022, accrued and unpaid interest on the 2024 Notes was $0.3 million.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, seek to repurchase the 2024 Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. As described above under the caption “2028 Notes,” on September 10, 2021, we exchanged $112.8 million of the 2024 Notes for $114.7 million of newly issued 2028 Notes, reflecting a call premium of 1.688%. Bond issuance costs of $1.1 million associated with the $112.8 million of the 2024 Notes are being amortized as part of the effective yield on the 2028 Notes.

We completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
December 19, 2022	$4,650	$4,557	98.00%	$57	$36
December 14, 2022	1,000	965	96.50%	5	30
June 13, 2022	5,000	4,947	98.95%	35	18
June 10, 2022	3,000	2,970	99.00%	21	9
June 7, 2022	2,464	2,446	99.25%	17	1
May 17, 2022	2,525	2,500	99.00%	18	7
January 12, 2022	2,500	2,531	101.26%	22	(53)
December 10, 2021	35,000	35,591	101.69%	321	(912)
October 25, 2021	2,000	2,020	101.00%	19	(39)
October 12, 2021	250	251	100.38%	2	(3)
October 5, 2021	763	766	100.38%	7	(10)
October 4, 2021	628	629	100.13%	6	(7)
September 24, 2021	4,700	4,712	100.25%	44	(56)
January 30, 2020	2,250	2,194	97.50%	34	22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$103,139	$100,471		$1,280	$1,388

Asset-Based Revolving Credit Facility

On May 19, 2017, we entered into the ABL Facility pursuant to a Credit Agreement (“Credit Agreement”) by and among us and our subsidiaries party thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the 2024 Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.

The ABL Facility is $30.0 million revolving credit facility due March 1, 2024, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue interest at a rate equal to a base rate or LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for

LIBOR borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings. An April 7, 2020 amendment to the ABL Facility allows for an alternative benchmark rate that may include SOFR due to LIBOR scheduled to be discontinued.

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of December 31, 2022, the amount available under the ABL Facility was $26.2 million of which $9.0 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the notes priority collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.

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

The Credit Agreement provides for the following events of default: (i) non-payment of any principal or letter of credit reimbursement when due or any interest, fees, or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the administrative agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At December 31, 2022, we were, and as of the date of this annual report we remain, in compliance with all of the covenants under Credit Agreement.

We recorded debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During each of the years ended December 31, 2022, and 2021, $0.1 million of debt issuance costs associated with the ABL Facility was amortized to interest expense. At December 31, 2022, the blended interest rate on amounts outstanding under the ABL Facility was 6.73%.

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

Maturities of Long-Term Debt and Capital Lease Obligations

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2022 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2023	$8,958
2024	39,035
2025	—
2026	—
2027	—
Thereafter	114,731

$162,724

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

We have incurred impairment losses associated with goodwill and indefinite lived assets. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs discussed in detail in Note 12 of our Consolidated Financial Statements under Item 8 of this annual report. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units.

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

6
2

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Salem Media Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Salem Media Group, Inc. (the “Company”) as of December 31, 2022, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
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
Broadcast License Impairment
As disclosed in Note 8 to the consolidated financial statements, the Company’s consolidated broadcast license balance was $304 million as of December 31, 2022. Management performs an annual impairment test during the fourth
quarter of each year, which includes a qualitative assessment of whether it is more likely than not that a broadcast license is impaired. This qualitative assessment requires significant judgment when considering the market conditions, events and circumstances that may affect the estimated fair value of broadcast licenses. If there are changes in market conditions, events, or other circumstances that occur during the interim periods that indicate the carrying value of its broadcast licenses may be impaired, management determines whether an interim test is necessary. Broadcast licenses are assessed for recoverability at the market cluster level. Potential impairment is identified by comparing the fair value of a market cluster’s broadcast licenses to the carrying value. Fair value is estimated by management using the Greenfield method, which is a form of the income approach, assuming a hypothetical start-up

scenario in which the only asset held by the station as of the valuation date is the broadcasting license. Management’s cash flow projections for its broadcast licenses included significant judgments and assumptions relating to the market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the risk-adjusted discount rate. For the year ended December 31, 2022, the Company recorded approximately $14 million of impairment charges for broadcast licenses.
We considered auditing broadcast license impairment to be a critical audit matter because it involved a high degree of subjectivity in evaluating management’s estimates, judgments and assumptions, significant audit effort due to complexity in the aggregation and evaluation of significant amounts of data, and the use of valuation specialists when performing audit procedures and evaluating the results of those procedures.
The primary procedures we performed to address this critical audit matter included:

•	Evaluating the Company’s process used to develop accounting estimates to test broadcast license impairment;

•	Evaluating management’s judgments in their assessment of identifying changes in market conditions, events or other circumstances that indicate an impairment of broadcast licenses may be present;

•	Testing the completeness, accuracy, appropriateness of aggregation and relevance of underlying data used in the valuation model based on Greenfield method;

•
Evaluating the reasonableness of significant assumptions used by management, which are normalized market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the risk-adjusted discount rate and market share. This involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

•
Utilizing valuation specialists to assist in evaluating the appropriateness of methods used, evaluating the reasonableness of significant assumptions applied in the valuation model, and recalculations of the discounted cash flow schedules.

/s/ Moss Adams LLP
Los Angeles, California
March
10
, 2023
We have served as the Company’s auditor since 2021.

SALEM MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,785	$—
Accounts receivable (net of allowances of $13,022 in 2021 and $7,939 in 2022)	25,663	30,756
Unbilled revenue	3,406	2,890
Income tax receivable	—	195
Other receivables (net of allowances of $455 in 2021 and $586 in 2022)	1,377	1,817
Inventories	960	1,513
Prepaid expenses	6,772	7,619
Assets held for sale	1,551	267

Total current assets	41,514	45,057

Notes receivable (net of allowance of $938 in 2021 and $571 in 2022)	274	922
Property and equipment (net of accumulated depreciation of $186,053 in 2021 and $191,638 in 2022)	79,339	81,296
Operating lease right-of-use assets	43,560	43,671
Financing lease right-of-use assets	105	63
Broadcast licenses	320,008	303,774
Goodwill	23,986	24,085
Amortizable intangible assets (net of accumulated amortization of $58,110 in 2021 and $59,383 in 2022)	2,444	2,149
Deferred financing costs	843	681
Other assets	4,039	3,424

Total assets	$516,112	$505,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,661	$6,539
Accrued expenses	12,006	17,495
Accrued compensation and related expenses	13,054	10,298
Accrued interest	1,030	949
Contract liabilities	12,294	11,901
Deferred rent income	157	122
Income taxes payable	1,544	—
Current portion of operating lease liabilities	8,651	8,305
Current portion of financing lease liabilities	58	43
Current portion of long-term debt	—	8,958

Total current liabilities	51,455	64,610

Long-term debt, less current portion	170,581	150,367
Operating lease liabilities, less current portion	42,208	42,406
Financing lease liabilities, less current portion	65	39
Deferred income taxes	67,012	66,732
Contract liabilities, long-term	2,222	1,886
Deferred rent income, less current portion	3,772	3,659
Other long-term liabilities	586	66

Total liabilities	337,901	329,765

Commitments and contingencies (Note 14)
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,922,974 and 23,980,741 issued and 21,605,324 and 21,663,091 outstanding at December 31, 2021 and December 31, 2022, respectively	232	232
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2021 and 2022, respectively	56	56
Additional paid-in capital	248,438	248,820
Accumulated \deficit	(36,509)	(39,745)
Treasury stock, at cost (2,317,650 shares at December 31, 2021 and 2022)	(34,006)	(34,006)

Total stockholders’ equity	178,211	175,357

Total liabilities and stockholders’ equity	$516,112	$505,122

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2021	2022
Net broadcast revenue	$191,443	$205,315
Net digital media revenue	42,164	41,661
Net publishing revenue	24,640	19,990

Total net revenue	258,247	266,966

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $1,822 and $1,805 for the years ended December 31, 2021 and 2022, respectively, paid to related parties)	145,720	163,992
Legal settlement	—	4,776
Digital media operating expenses, exclusive of depreciation and amortization shown below	33,797	33,750
Publishing operating expenses exclusive of depreciation and amortization shown below	23,220	22,142
Unallocated corporate expenses, exclusive of depreciation and amortization shown below (including $38 and $527 for the years ended December 31, 2021 and 2022, respectively, paid to related parties)	17,483	18,557
Debt modification costs	2,526	255
Depreciation	10,933	11,339
Amortization	1,895	1,272
Change in the estimated fair value of contingent earn-out consideration	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	—	13,985
Impairment of goodwill	—	127
Net (gain) loss on the disposition of assets	(23,575)	(8,376)

Total operating expenses	211,999	261,814

Operating income (loss)	46,248	5,152
Other income (expense):
Interest income	10	171
Interest expense	(15,799)	(13,060)
Gain on the forgiveness of PPP loans	11,212	—
Gain (loss) on early retirement of long-term debt	(1,026)	48
Earnings from equity method investment	—	4,065
Net miscellaneous income and (expenses)	110	(4)

Net income (loss) before income taxes	40,755	(3,628)
Benefit from income taxes	(759)	(392)

Net income (loss)	$41,514	$(3,236)

Basic income (loss) per share data:
Basic income (loss) per share Class A and Class B common stock	$1.54	$(0.12)
Diluted income (loss) per share data:
Diluted income (loss) per share Class A and Class B common stock	$1.52	$(0.12)
Basic weighted average Class A and Class B shares outstanding	26,892,540	27,206,434

Diluted weighted average Class A and Class B shares outstanding	27,296,618	27,206,434

See accompanying notes

6
6

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data
)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Amount	Shares	Amount				Total
Stockholders’ equity, December 31, 2020	23,447,317	$227	5,553,696	$56	$247,025	$(78,023)	$(34,006)	$135,279

Stock-based compensation	—	—	—	—	319	—	—	319
Options exercised	475,657	5	—	—	1,094	—	—	1,099
Net income	—	—	—	—	—	41,514	—	41,514
Stockholders’ equity, December 31, 2021	23,922,974	$232	5,553,696	$56	$248,438	$(36,509)	$(34,006)	$178,211

Stock-based compensation	—	—	—	—	284	—	—	284
Options exercised	57,767	—	—	—	98	—	—	98
Net loss	—	—	—	—	—	(3,236)	—	(3,236)

Stockholders’ equity, December 31, 2022	23,980,741	$232	5,553,696	$56	$248,820	$(39,745)	$(34,006)	$175,357

See accompanying notes

6
7

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2022
OPERATING ACTIVITIES
Net income (loss)	$41,514	$(3,236)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	319	284
Depreciation and amortization	12,828	12,611
Amortization of deferred financing costs	1,051	963
Non-cash lease expense	8,713	8,845
Accretion of acquisition-related deferred payments and contingent earn-out consideration	—	5
Provision for bad debts	(261)	(1,270)
Deferred income taxes	(1,871)	(280)
Change in the estimated fair value of contingent earn-out consideration	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	—	13,985
Impairment of goodwill	—	127
Gain on the forgiveness of PPP loans	(11,212)	—
Gain (loss) on early retirement of debt	1,026	(48)
Net (gain) loss on the disposition of assets	(23,575)	(8,376)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(1,101)	(4,370)
Income taxes receivable	—	(195)
Inventories	(465)	(427)
Prepaid expenses and other current assets	(20)	(847)
Accounts payable and accrued expenses	2,854	2,006
Operating lease liabilities	(9,780)	(9,088)
Contract liabilities	1,656	(729)
Deferred rent income	(209)	(151)
Other liabilities	43	(518)
Income taxes payable	981	(1,544)

Net cash provided by operating activities	22,491	7,742

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(10,784)	(13,286)
Capital expenditures reimbursable under tenant improvement allowances	(130)	(96)
Deposit on broadcast assets and radio station acquisitions	(160)	(750)
Purchases of broadcast assets and radio stations	(600)	(957)
Purchases of digital media businesses and assets	(3,980)	(790)
Purchases of publishing businesses and assets	—	(425)
Return on equity investment in OnePartyAmerica LLC	—	4,500
Equity investment in OnePartyAmerica LLC	(1,000)	(3,500)
Deferred payments on acquisitions	(700)	—
Proceeds from sale of long-lived assets	29,278	14,159
Other	(314)	247

Net cash provided by (used in) investing activities	11,610	(898)

FINANCING ACTIVITIES
Proceeds from 2028 Notes	114,731	—
Payments to repurchase or exchange 2024 Notes	(158,699)	(20,916)
Proceeds from borrowings under ABL Facility	16	51,995
Payments on ABL Facility	(5,016)	(43,037)
Proceeds from borrowings under PPP Loans	11,195	—
Payments under PPP loans	17	—
Payments of debt issuance costs	(1,921)	(51)
Payments of acquisition-related contingent earn-out consideration	—	(4)
Proceeds from the exercise of stock options	1,099	98
Payments on financing lease liabilities	(63)	(63)
Book overdraft	—	3,349

Net cash used in financing activities	(38,641)	(8,629)

Net increase (decrease) in cash and cash equivalents	(4,540)	(1,785)
Cash and cash equivalents at beginning of year	6,325	1,785

Cash and cash equivalents at end of year	$1,785	$—

See accompanying notes

SALEM MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(
Dollars in thousands
)

	Year Ended December 31,
	2021	2022
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Cash paid for interest	$14,897	$11,842
Cash paid for interest on finance lease liabilities	$8	$7
Cash paid for income taxes, net of refunds	$131	$1,626
Other supplemental disclosures of cash flow information:
Barter revenue	$2,567	$3,031
Barter expense	$2,633	$2,839

Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$130	$96
Non-cash capital expenditures for property & equipment acquired under trade agreements	$27	$—
Right-of-use assets acquired through operating leases	$6,507	$9,675
Right-of-use assets acquired through financing leases	$17	$20
Net assets and liabilities assumed in a non-cash acquisition	$116	$—
Estimated present value of contingent-earn out consideration	$11	$288
See accompanying notes

6
9

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

•	We deferred $3.3 million of employer FICA taxes from April 2020 through December 2020, of which approximately 50% was paid in December 2021 and the remainder was paid in December 2022;

•	A relaxation of interest expense deduction limitation for income tax purposes;

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
Accounts Receivable and Unbilled Revenue
Accounts receivable, net of allowances:
Accounts receivable includes amounts billed and due from our customers stated at their net estimated realizable value. Accounts receivable for our self-publishing services represent contractual amounts due under individual payment plans that are adjusted quarterly to exclude unearned or cancelable contracts.
Unbilled revenue
: Unbilled revenue represents revenue recognized in excess of the amounts billed to our customer. Unbilled revenue results from differences in the Broadcast Calendar and the end of the reporting period. The Broadcast Calendar is a uniform billing period adopted by broadcasters, agencies and advertisers for billing and planning functions. The Broadcast Calendar uses a standard broadcast week that starts on Monday and ends on Sunday with the month end on the last Sunday of the calendar month. We recognize revenue based on the calendar month end and adjust for unbilled revenue when the Broadcast Calendar billings are at an earlier date as applicable. We bill our customers at the end-of-flight,
end of the Broadcast Calendar or at calendar month end, as applicable, with standard payments terms of thirty days.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based on our historical collection experience, the age of the receivables, specific customer information and current economic conditions. Past due balances are generally not written off until all collection efforts have been exhausted, including use of a collection agency. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not modified our estimate methodology and we have not historically recognized significant losses from changes in our estimates. We believe that our estimates and assumptions are reasonable and that our reserves are accurately reflected. We do not include extended payment terms in our contracts with customers.
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
Property and Equipment
We account for property and equipment in accordance with FASB ASC Topic
360-10,
Property, Plant and Equipment
. Property and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount of interest capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average interest rate applicable to our outstanding variable rate debt. No interest was capitalized in 2022 and 2021 based on the balance outstanding of our variable rate debt. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized if they extend the life of the asset or enhance the quality or ability of the asset to benefit operations.
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
The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and business units for indicators of impairment. When indicators of impairment are present, and the cash flow estimated to be generated from these assets is less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded. See Note 6,
Property and Equipment.
Internally Developed Software and Website Development Costs
We capitalize costs incurred during the application development stage related to the development of internal-use
software as specified in the FASB ASC Topic
350-40
Internal-Use
Software
. Capitalized costs are generally depreciated over the estimated useful life of three years. Costs incurred related to the conceptual design, and maintenance of internal-use
software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. We capitalized $3.7 million and $2.1 million during the years ended December 31, 2022, and 2021, respectively, related to internally developed software and website development costs. Depreciation expense of the amounts capitalized was $2.8 million and $2.6 million for each of the years ending December 31, 2022, and 2021, respectively.
Indefinite-Lived Intangible Assets
We account for broadcast licenses and goodwill in accordance with FASB ASC Topic 350
Intangibles—Goodwill and Other
. We do not amortize broadcast licenses or goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired.
Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future Impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 Fair Value Measurements and Disclosures as Level 3 inputs discussed in detail in Note 12, Fair Value Measurements and Disclosures.
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
Amortizable Intangible Assets
Intangible assets are recorded at cost less accumulated amortization. Typically, intangible assets are acquired in conjunction with the acquisition of broadcast entities, digital media entities and publishing entities. These intangibles are amortized using the straight-line method over the following estimated useful lives:

Category	Estimated Life
Customer lists and contracts	Lesser of 5 years or the life of contract
Domain and brand names	5 -7 years
Favorable and assigned leases	Lease Term
Subscriber base and lists	3 – 7 years
Author relationships	1 – 7 years
Non-compete agreements	Life of the contract
The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360
Property, Plant and Equipment
, when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the year ended December 31, 2022.
Deferred Financing Costs
Deferred financing costs incurred in conjunction with debt obligations are amortized to non-cash
interest expense over the term of the agreement using the effective interest method. Deferred financing costs related to the 6.75% Senior Secured Notes (“2024 Notes”) and the 7.125% Senior Secured Notes due 2028 (“2028 Notes”) recorded as a reduction of “Long-term debt – less current portion” in the Consolidated Balance Sheets. Deferred financing costs related to the Asset Based Loan Facility (“ABL Facility”) and the Delayed Draw 2028 Notes are reflected in long term assets net of accumulated amortization. See Note 11, Long-Term Debt.
Income Tax Valuation Allowances (Deferred Taxes)
We account for income taxes in accordance with FASB ASC Topic 740
Income Taxes
. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed, and the tax implications are known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable
income and ongoing prudent and feasible tax

7
3

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
For financial reporting purposes, we recorded a valuation allowance of $40.0 million as of December 31, 2022, to offset $40.0 million of the deferred tax assets related to federal and state net operating loss carryforwards of $20.0 million and $15.7 million respectively, along with $4.3 million of other financial statement accruals for a total valuation allowance of $40.0 million. This balance represents an increase of $0.9 million during the year, from $39.1 million valuation allowance as of December 31, 2021.
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

We review and reevaluate uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision. During the year ended December 31, 2022, we recognized liabilities associated with uncertain tax positions around our subsidiary Salem Communications Holding Company’s Pennsylvania tax filing. The position taken on the tax returns follows Pennsylvania Notice
2016-01
which provides guidance for reversal of intercompany interest income and associated expense yielding a net loss for Pennsylvania. The current liability recognized for the tax position is $0.3 million including interest and penalties. Our evaluation was performed for all tax years that remain subject to examination, which range from 2017 through 2020.
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
The initial valuations for business acquisitions are subject to refinement during the measurement period, which may be up to one year from the acquisition date. During this measurement period, we may retroactively record adjustments to the net assets acquired based on additional information obtained for items that existed as of the acquisition date. Upon the conclusion of the measurement period, any adjustments are reflected in our Consolidated Statements of Operations. To date, we have not recorded adjustments to the estimated fair values used in our business acquisition consideration during or after the measurement period. Costs associated with business acquisitions, such as consulting and legal fees, are expensed as incurred. We incurred acquisition related costs of $
0.2
 million and
0.3
 million in each of the years ended December 31, 2022, and 2021.
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
Transactions that do not meet the definition of a business are recorded as asset purchases. Asset purchases are recognized based on their cost to acquire, including transaction costs. The cost to acquire an asset group is allocated to the individual assets acquired based on their relative fair value with no goodwill recognized. A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market with a substantial portion of the purchase price allocated to the broadcast license. We often do not acquire the existing format, or we change the format upon acquisition. As a result, we account for the majority of our radio station acquisitions as asset purchases.
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

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Balance, beginning of period	$543	$517
Self-funded costs	7,783	8,957
Claims paid	(7,809)	(8,626)

Ending period balance	$517	$848

Fair Value Measurements and Disclosures
As of December 31, 2022, the carrying value of cash and cash equivalents, accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of the ABL Facility approximates fair value as the related interest rates approximate rates currently available to the company. The carrying amount of our long-term debt at December 31, 2022, was $153.8 million, compared to the estimated fair value of $141.2 million based on prevailing interest rates and trading activity for our long-term debt. See Note 12, Fair Value Measurements and Disclosures.
Long-term Debt and Debt Covenant Compliance
Our classification of outstanding borrowings on our 2024 Notes and 2028 Notes as long-term debt on our balance sheet is based on our assessment that, under the indentures and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made within the next twelve months. We may redeem the 2024 Notes and 2028 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the 2024 Notes and 2028 Notes, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. See Note 11, Long-Term Debt.
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
Revenue Recognition
We recognize revenue in accordance with FASB ASC Topic 606,
Revenue from Contracts with Customers.
FASB ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive.
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
. We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Media Group common stock as of the date of the grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in,
first-out
basis as if each vesting period was a separate award. See Note 15, Stock Incentive Plan.
Advertising and Promotional Cost
Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $11.0 million and $10.6 million for each of the years ended December 31, 2022, and 2021, respectively.
Leases
We account for leases under the provisions of FASB ASC Topic
842, Leases
. FASB ASC Topic 842 requires that lessees recognize ROU assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. FASB ASC Topic 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.
Accounting Policy Elections under FASB ASC Topic 842 Leases
Lease Term
The lease term can materially impact the value of the
Right-of-Use
(“ROU”) assets and lease liabilities recorded on our balance sheet as required under FASB ASC Topic 842. We calculate the term for each lease agreement to include the noncancellable period specified in the agreement together with (1) the periods covered by options to extend the lease if we are reasonably certain to exercise that option, (2) periods covered by an option to terminate if we are reasonably certain not to exercise that option and (3) period covered by an option to extend (or not terminate) if controlled by the lessor. The assessment of whether we are reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors, and market-based factors. We have not modified our estimate methodology since adopting FASB ASC Topic 842 on January 1, 2019.
Lease Payments
Lease payments consist of the following payments (as applicable) related to the use of the underlying asset during the lease term:

•	Fixed payments, including in substance fixed payments, less any lease incentives paid or payable to the lessee.

•	Variable lease payments that depend on an index or a rate, such as the Consumer Price Index or a market interest rate.

•	The exercise price of an option to purchase the underlying asset if the lessee is reasonably certain to exercise that option.

•	Payments for penalties for terminating the lease if the lease term reflects the lessee exercising an option to terminate the lease.

•	Fees paid by the lessee to the owners of a special-purpose entity for structuring the transaction.

•	For a lessee only, amounts probable of being owed by the lessee under residual value guarantees.

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
We believe that these
month-to-month
leases qualify for the short-term exception to FASB ASC Topic 842 because either party can terminate the agreement without permission from the other party with no more than an insignificant penalty, therefore, the arrangements do not create enforceable rights and obligations. Additionally, the cost to move to a new location or find comparable facilities is low as there are no unique features of the storage facilities that impact our business or operations. We consider termination clauses, costs associated with moving, and costs associated with finding alternative facilities to exclude month-to-month
leases that have perpetually renewed.
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
Incremental Borrowing Rate
The ROU asset and related lease liabilities recorded under FASB ASC Topic 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s IBR, defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As most leases do not provide an implicit rate, we estimate the IBR applicable to Salem using significant judgement and estimates, including the estimated value of the underlying leased asset, and the (a) credit history of Salem Media Group, (b) the credit worthiness of Salem Media Group, (c) the class of the underlying asset and the remaining term of the arrangement, and (d) the debt incurred under the lease liability as compared to amounts that would be borrowed.
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
Components
We include the lease and
non-lease
components (or the fixed and variable consideration) as a single component accounted for as a lease. This practical expedient is elected by class of underlying assets as an accounting policy election and applies to all arrangements in that class of underlying assets that qualify for the expedient. FASB ASC Topic 842 provides this expedient to alleviate concerns that the costs and administrative burden of allocating consideration to the separate lease and non-lease
components may not justify the benefit of more precisely reflecting the ROU asset and the lease liability.
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
Transactions
.
Discontinued Operations
We regularly review underperforming assets to determine if a sale or disposal might be a better way to monetize the assets. When a station, group of stations, or other asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic
205-20
Discontinued Operations
.
Basic and Diluted Net Earnings Per Share
Basic net earnings per share have been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,706,340 and 1,925,417 shares of Class A common stock were outstanding at December 31, 2022, and 2021. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2021	2022
Weighted average shares	26,892,540	27,206,434
Effect of dilutive securities–- stock options	404,078	—

Weighted average shares adjusted for dilutive securities	27,296,618	27,206,434

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
The requirements of FASB ASC Topic 810 may apply to entities under LMAs or TBAs, depending on the facts and circumstances related to each transaction. As of December 31, 2022, we did not have implicit or explicit arrangements that required consolidation under the guidance in FASB ASC Topic 810.
Equity Method Investment
We invested in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. We analyzed our investment to determine the degree to which we influenced OPA. The determination of the degree to which we can influence an investee requires extensive analysis depending on the terms and nature of each investment.
We reviewed OPA in accordance with ASC Topic 810 discussed above. Based on our analysis using the variable interest model, we determined that OPA was a VIE, but because we did not have a controlling financial interest, we were not the primary beneficiary of OPA. Accordingly, we accounted for our investment in OPA in accordance with FASB ASC Topic
323-30
, Investments – Equity Method and Joint Ventures
.
We recorded our equity method investment at cost with subsequent adjustments to the carrying value for our share of the earnings or losses of OPA. Distributions received from the equity method investment were recorded as reductions in the carrying value of such investment and are classified on the statement of cash flows pursuant to the cumulative earnings approach. Under the cumulative earnings approach, distributions received are accounted for as a return on investment in cash inflows from operating activities unless the cumulative distributions received exceed the cumulative equity in earnings recognized from the investment. When such an excess occurs, the current period distributions up to this excess are considered returns of investment and are classified as cash inflows from investing activities.
We monitor equity method investments for impairment and record a reduction in the carrying value if the carrying exceeds the estimated fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. There were no indications of impairment at December 31, 2022.
The documentary motion picture,
2000 Mules
, was released in May 2022. We recorded $4.1 million of earnings from our equity investment in OPA during the year ended December 31, 2022. At December 31, 2022, $0.1 million is included in other receivables in our Consolidated Balance sheet representing our share of profit from the documentary motion picture due from OPA.
Concentrations of Business Risks
We derive a substantial part of our total revenue from the sale of advertising. For the years ended December 31, 2022, and 2021, 28.4% and 29.2%, respectively, of our total broadcast revenue was generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 12.8% and 19.3% of the total broadcast advertising revenue for the year ended December 31, 2022, and 13.6% and 21.1% of the total broadcast advertising revenue for the year ended

December 31, 2021. Because substantial portions of our revenue is derived from local advertisers in these key markets, our ability to generate revenue in those markets could be adversely affected by local or regional economic downturns.
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
Recent Accounting Pronouncements
Changes to accounting principles are established by the FASB in the form of Accounting Standards Update (“ASUs”) to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. Described below are ASUs that may be applicable to our financial position, results of operations, cash flows, or presentation thereof. ASUs not listed below were assessed and determined to not be applicable to our financial position, results of operations, cash flows, or presentation thereof.
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
Recent Accounting Standards or Update Not Yet Effective
In September 2022, the FASB issued ASU
2022-04
, Liabilities – Supplier Finance
Programs (Subtopic
405-50):
Disclosure o
f
Supplier Finance Program Obligations
, to enhance the transparency about the use of supplier finance programs. The ASU is effective January 1, 2023, and is to be applied retrospectively with early adoption permitted. We do not currently utilize Supplier Finance programs and therefore, we do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.
In June 2022, the FASB issued ASU
2022-03,
Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions
. This amended guidance clarifies that a contractual

restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective January 1, 2024, and is to be applied prospectively with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.
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
 2021-08,
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
NOTE 3. RECENT TRANSACTIONS
During the year ended December 31, 2022, we completed or entered into the following transactions:
In September 2022, we entered into a settlement agreement in connection with a lawsuit. While we denied the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. We previously estimated that we would resolve the matter for $0.5 million, and that amount was accrued at December 31, 2020. During mediation held in September 2022, the parties reached a settlement whereby we agreed to $5.3 million in exchange for a release by the
p
laintiff of all claims. The settlement
 amount
was paid in December 2022.
We invested in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The documentary motion picture,
2000 Mules
, was released in May 2022. We recorded $4.1 million of earnings from our equity investment in OPA during the year ended December 31, 2022. At December 31, 2022, $0.1 million is included in other receivables in our Consolidated Balance sheet representing our share of profit from the documentary motion picture due from OPA.
Debt Transactions
We completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
December 19, 2022	$4,650	$4,557	98.00%	$57	$36
December 14, 2022	1,000	965	96.50%	5	30
June 13, 2022	5,000	4,947	98.95%	35	18
June 10, 2022	3,000	2,970	99.00%	21	9
June 7, 2022	2,464	2,446	99.25%	17	1
May 17, 2022	2,525	2,500	99.00%	18	7
January 12, 2022	2,500	2,531	101.26%	22	(53)

Acquisitions
On December 30, 2022, we acquired the book inventory and publishing rights of ISI Publishing for $0.4 million of cash.
On December 2, 2022, we acquired radio station
KKOL-AM
in Seattle, Washington for $0.5 million in cash. We paid $0.4 million of cash at closing and $0.1 million paid from an escrow account. We have been operating the station under a Local Marketing Agreement (“LMA”) since June 7, 2021.
On October 1, 2022, we acquired websites and the related assets of DayTradeSPY, a financial publication, for

$
0.6
 million in cash. As part of the purchase agreement, we may pay up to an additional $
1.0
 million of cash in contingent
earn-out
consideration within
one year
of the closing date based on the achievement of certain revenue benchmarks.
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
On May 1, 2022, we began operating radio station
WYDB-FM
in Dayton, Ohio under a TBA.
On February 15, 2022, we acquired radio station
WLCC-AM
and an FM translator in the Tampa, Florida market for $0.6 million of cash. The WLCC transmitter site will be used to diplex radio station
WTBN-AM
due to the sale of the
WTBN-AM
transmitter site.
A summary of our business acquisitions and asset purchased during the year ended December 31, 2022, none of which were individually or in the aggregate material to our consolidated financial position as of the respective date of acquisition is as follows:

Acquisition Date	Description	Total Consideration
		(Dollars in thousands)
December 30, 2022	ISI Publishing (asset acquisition)	$425
December 2, 2022	KKOL-AM Seattle, WA (asset acquisition)	508
October 1, 2022	DayTradeSPY (business acquisition)	881
May 2, 2022	Retirement Media (business acquisition)	190
February 15, 2022	WLCC-AM and FM Translator, Tampa, FL (asset acquisition)	609

		$2,613

The total purchase price consideration for our business acquisitions and asset purchases during the year ending December 31, 2022, is as follows:

Description	Total Consideration
(Dollars in thousands)
Cash payments made upon closing	$2,172
Escrow deposits paid in prior years	160
Fair value of contingent earn-out consideration	281

Total purchase price consideration	$2,613

The allocations presented in the table below are based upon estimates of the fair values using valuation techniques including income, cost and market approaches. The following preliminary purchase price allocations are based upon the valuation of assets and these estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date
.

Differences between the preliminary and final valuation could be substantially different from the initial estimate.

	Net Broadcast Assets Acquired	Net Digital Media Assets Acquired	Net Publishing Assets Acquired	Total Net Assets Acquired
	(Dollars in thousands)
Assets
Inventory	$—	$—	$126	$126
Property and equipment	603	166	—	769
Broadcast licenses	514	—	—	514
Goodwill	—	226	—	226
Customer lists and contracts	—	565	—	565
Domain and brand names	—	103	—	103
Author relationships	—	—	299	299
Non-Compete agreement	—	11	—	11

	$1,117	$1,071	$425	$2,613

Divestitures
On June 27, 2022, we sold 9.3 acres of land in the
Denver, Colorado
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
and was an integral part of our broadcast operations for that station. We recorded a pre-tax
gain of $1.8 million on the sale and had access to the land for
90
days to relocate our transmitter equipment for
KXXT-AM.
We continue to operate radio station
KXXT-AM
with a similar broadcast signal.
Pending Transactions
On December 20, 2022, we entered an Asset Purchase Agreement (“APA”) to acquire the George Gilder Report and other digital newsletters and related website assets. We assumed the deferred subscription liabilities paying no cash at the time of closing on February 1, 2023. The purchase price is 25% of net revenue generated from sales of most Eagle Financial products during the next year to people who are on George Gilder subscriber lists that are not already on Eagle Financial lists.
On September 29, 2022, we entered into an APA to acquire radio station
WMYM-AM
and an FM translator in Miami, Florida for $5.0 million. We paid $0.3 million of cash into an escrow account and began operating the radio station under a TBA beginning on November 16, 2022. The APA was amended for Salem to acquire only the radio station and translator for $
3.2

million, a related party to acquire the land directly from the seller for $1.8 million, and Salem to have an option to purchase the land from the related party pursuant to an option to purchase real estate agreement. The acquisition closed on January 6, 2023. Salem’s executive officers, who have no relationship with the related party, began negotiations for the related party lease agreements and option agreements, subject to final approval by Salem’s Audit Committee pursuant to its related party transaction policy. The option to purchase real estate agreement was approved by Salem’s Audit Committee on March 1, 2023.
On September 22, 2022, we entered into an APA to acquire radio stations
WWFE-AM,
WRHC-AM
and two FM translators in Miami, Florida for $
5.0
 million. The APA was amended for Salem to acquire only the radio stations and translators for $
3.0
 million, a related party to acquire the land directly from the seller for $
2.0

million, and Salem to have an option to purchase the land from the related party pursuant to an option to purchase real estate agreement. The acquisition closed on January 10, 2023. Salem’s executive officers, who have no relationship with the related party, began negotiations for the related party lease agreements and option agreements, subject to final approval by Salem’s Audit Committee pursuant to its related party transaction policy. The option to purchase real estate agreement was approved by Salem’s Audit Committee on March 1, 2023.
In June 2022 we entered into agreements to sell radio stations
KLFE-AM
and
KNTS-AM
in Seattle, Washington for
 $
0.7
million subject to approval of the Federal Communications Commission (“FCC.”) Radio station
KLFE-AM
is being programmed under a
TBA as of August
 1, 2022.
NOTE 4. REVENUE RECOGNITION
We recognize revenue in accordance with FASB ASC Topic 606,
Revenue from Contracts with Customers.
FASB Topic ASC 606 requires revenue to be recognized when control of the promised goods or services transfers to our customers at an amount that reflects the consideration that we expect to receive. The application of FASB ASC Topic 606 requires us to use significant judgment and estimates when applying a five-step model applicable to all revenue streams.

The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Year Ended December 31, 2022
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$53,535	$—	$—	$53,535
Block Programming – Local	24,873	—	—	24,873

Broadcast Programming Revenue	78,408	—	—	78,408

Spot Advertising – National	15,359	—	—	15,359
Spot Advertising – Local	42,964	—	—	42,964
Network Advertising	21,593	—	—	21,593

Broadcast Advertising Revenue	79,916	—	—	79,916

Infomercials	735	—	—	735
Other Revenue	9,125	—	—	9,125

Other Broadcast Revenue	9,860	—	—	9,860

Digital Advertising	28,967	17,959	—	46,926
Digital Streaming	5,246	3,591	—	8,837
Digital Downloads	628	7,290	—	7,918
Digital Subscriptions	952	12,654	—	13,606
Other Digital Revenue	1,338	167	—	1,505

Digital Revenue	37,131	41,661	—	78,792

Book Sales	—	—	14,938	14,938
Estimated Sales Returns & Allowances	—	—	(3,988)	(3,988)

Net Book Sales	—	—	10,950	10,950

E-Book Sales	—	—	1,358	1,358
Self-Publishing Fees	—	—	6,717	6,717
Other Publishing Revenue	—	—	965	965

Publishing Revenue	—	—	19,990	19,990

	$205,315	$41,661	$19,990	$266,966

Timing of Revenue Recognition
Point in Time	$203,062	$41,661	$19,990	$264,713
Rental Income (1)	2,253	—	—	2,253

	$205,315	$41,661	$19,990	$266,966

8
8

	Year Ended December 31, 2021
	Broadcast	Digital Media	Publishing	Consolidated
	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$48,705	$—	$—	$48,705
B lock Programming – Local	24,759	—	—	24,759

Broadcast Programming Revenue	73,464	—	—	73,464

Spot Advertising – National	14,294	—	—	14,294
Spot Advertising – Local	41,672	—	—	41,672
Network Advertising	19,789	—	—	19,789

Broadcast Advertising Revenue	75,755	—	—	75,755

Infomercials	878	—	—	878
Other Revenue	9,088	—	—	9,088

Other Broadcast Revenue	9,966	—	—	9,966

Digital Advertising	25,453	19,648	132	45,233
Digital Streaming	4,730	3,450	—	8,180
Digital Downloads	988	6,642	—	7,630
Digital Subscriptions	1,087	12,228	—	13,315
Other Digital Revenue	—	196	—	196

Digital Revenue	32,258	42,164	132	74,554

Book Sales	—	—	20,455	20,455
Estimated Sales Returns & Allowances	—	—	(5,348)	(5,348)

Net Book Sales	—	—	15,107	15,107

E-Book Sales	—	—	2,021	2,021
Self-Publishing Fees	—	—	6,081	6,081
Print Magazine Subscriptions	—	—	262	262
Other Publishing Revenue	—	—	1,037	1,037

Publishing Revenue	—	—	24,508	24,508

	$191,443	$42,164	$24,640	$258,247

Timing of Revenue Recognition
Point in Time	$188,998	$42,164	$24,640	$255,802
Rental Income (1)	2,445	—	—	2,445

	$191,443	$42,164	$24,640	$258,247

(1)
Rental income is not applicable to FASB ASC Topic 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Consolidated Financial Statements within this annual report.

A summary of each of our revenue streams is as follows:
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

8
9

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
Salem Surround, our national multimedia advertising agency, offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites and provides a full-service multimedia marketing strategy for each of our clients. In our role as a multimedia advertising agency, our sales team provides our customers with integrated digital advertising solutions that optimize the performance of their campaign, which we view as one performance obligation. We provide custom digital product offerings, including tools for metasearch, retargeting, website design, reputation management, online listing services, and social media marketing. Digital advertising solutions may include third-party websites, such as Google or Facebook, which can be included in a digital advertising social media campaign. We manage all aspects of the digital campaign, including social media placements, review and approval of target audiences, and the monitoring of actual results to make modifications as needed. We may contract directly with a third-party, however, we are responsible for delivering the campaign results to our customer with or without a third-party. We are responsible for any payments due to the third-party regardless of the campaign results and without regard to the status of our payment from our customer. We have discretion in setting the price to our customer without input or approval from the third-party. Accordingly, revenue is reported gross, as principal, as the performance obligation is delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation.
Digital Streaming
. We recognize revenue from the sale of advertisements and from the placement of ministry content that is streamed on our owned and operated websites and on our owned and operated mobile applications.

9
0

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
Digital Downloads and
e-books
. We recognize revenue from the sale of downloaded materials, including videos, song tracks, sermons, content archives, and
e-books.
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
Book Sales
. We recognize revenue from the sale of books upon shipment, which represents the point in time that control is transferred to the customer thereby completing the performance obligation. Revenue is recorded at the gross amount due from the customer, net of estimated sales returns and allowances based on our historical experience. Major new title releases represent a significant portion of the revenue in the current period. Print-based consumer books are sold on a fully returnable basis. We do not record assets or inventory for the value of returned books as they are considered used regardless of the condition returned. Our experience with unsold or returned books is that their resale value is insignificant, and they are often destroyed or disposed of.
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

9
1

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
Principal versus Agent Considerations
When another party is involved in providing goods or services to our customer, we apply the principal versus agent guidance in FASB ASC Topic 606 to determine if we are the principal or an agent to the transaction. When we control the specified goods or services before they are transferred to our customer, we report revenue gross, as principal. If we do not control the goods or services before they are transferred to our customer, revenue is reported net of the fees paid to the other party, as agent.
Contract Assets
Contract Assets – Costs to Obtain a Contract:
We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Condensed Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At December 31, 2022, our prepaid commission expense was $0.7 million.
Contract Liabilities
Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. Additionally, new customers, existing customers without approved credit terms and authors purchasing specific self-publishing services, are required to make payments in advance of the delivery of the products or performance of the services. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, including payments that are refundable if the customer cancels the contract according to the contract terms. Contract liabilities were historically recorded under the caption “deferred revenue” and are reported as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. Long-term contract liabilities represent the amount of payments received in excess of revenue earned, including those that are refundable, when the time to fulfill the performance obligation is greater than one year. Our long-term liabilities consist of subscriptions with a term of two years for which some customers have purchased and paid for multiple years.
Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term
	(Dollars in thousands)
Balance, beginning of period January 1, 2022	$12,294	$2,222
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(9,475)	—
Additional amounts recognized during the period	24,563	730
Revenue recognized during the period that was recorded during the period	(16,547)	—
Transfers	1,066	(1,066)

Balance, end of period December 31, 2022	$11,901	$1,886

Amount refundable at beginning of period	$12,282	$2,222
Amount refundable at end of period	$11,901	$1,886

9
2

We expect to satisfy these performance obligations
as
follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2023	$11,901
2024	1,203
2025	405
2026	122
2027	156
Thereafter	—

$13,787

Significant Financing
Component
The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year
term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between January 1, 2023, and December 31, 2027. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under FASB ASC Topic 606.
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
Variable Consideration
We make significant estimates related to variable consideration at the point of sale, including estimates for refunds and product returns. Under FASB ASC Topic 606, estimates of variable consideration are to be recognized before contingencies are resolved in certain circumstances, including when it is probable that a significant reversal in the amount of any estimated cumulative revenue will not occur.
We enter into agreements under which the amount of revenue we earn is contingent upon the amount of money raised by our customer over the contract term. Our customer is typically a charity or programmer that purchases blocks of programming time or spots to generate revenue from our audience members. Contract terms can range from a few weeks to a few months, depending on the charity or programmer. If the campaign does not generate a pre-determined
level of donations or revenue to our customer, the consideration that we expect to be entitled to may vary above a minimum base level per the contract. Historically, under FASB ASC Topic 605, we reported variable consideration as revenue when the amount was fixed and determinable. Under FASB ASC Topic 606, variable consideration is to be estimated using the expected value or the most likely amount to the extent it is probable that a significant reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Based on the constraints for using estimates of variable consideration within FASB ASC Topic 606, and our historical experience with these campaigns, we will continue to recognize revenue at the base amount of the

9
3

campaign with variable consideration recognized when the uncertainty of each campaign is resolved. These constraints include: (1) the amount of consideration received is highly susceptible to factors outside of our influence, specifically the extent to which our audience donates or contributes to our customer or programmer, (2) the length of time in which the uncertainty about the amount of consideration expected is to be resolved, and (3) our experience has shown these contracts have a large number and broad range of possible outcomes.
Trade and Barter Transactions
In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter advertising campaign in favor of customers who purchase the advertising campaign for cash. The value of these non-cash
exchanges are included in revenue at an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies, and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case, revenue is reported net of the commission retained by the agency.
Trade and barter revenue and expenses were as follows:

	Year Ended
	December 31,
	2021	2022
Net broadcast barter revenue	$2,567	$3,031
Net broadcast barter expense	$2,638	$2,839
Net publishing barter expense	(5)	—
NOTE 5. INVENTORIES
Inventories consist of finished books from Regnery
®
Publishing. All inventories are valued at the lower of cost or net realizable value as determined on a weighted average cost method.
NOTE 6. PROPERTY AND EQUIPMENT
We account for property and equipment in accordance with FASB ASC Topic
360-10,
Property, Plant and Equipment
.
The following is a summary of the categories of our property and equipment:

	As of December 31,
	2021	2022
	(Dollars in thousands)
Buildings	$28,593	$28,523
Office furnishings and equipment	36,598	37,162
Antennae, towers and transmitting equipment	77,813	76,950
Studio, production, and mobile equipment	29,498	30,267
Computer software and website development costs	38,271	42,304
Automobiles	1,515	1,633
Leasehold improvements	18,104	19,131

	$230,392	$235,970

	As of December 31,
	2021	2022
	(Dollars in thousands)
Less accumulated depreciation	$(186,053)	$(191,638)

	44,339	$44,332
Land	$26,896	27,070
Construction-in-progress	8,104	9,894

	$79,339	$81,296

Depreciation expense was
approximately
$11.3 million and $10.9 million for the years ended December 31, 2022, and 2021, respectively. We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the period ended December 31, 2022.
NOTE 7. OPERATING AND FINANCE LEASE
RIGHT-OF-USE
ASSETS
Leasing Transactions
Our leased assets include offices and studios, transmitter locations, antenna sites, towers, tower sites, and land. Our lease portfolio has remaining terms ranging from less than one-year
up to
twenty-six
years. Many of these leases contain options to extend the term from five to twenty years, the exercise of which is at our sole discretion. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably assured to exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants. We lease certain properties from our principal stockholders or from trusts and partnerships created for the benefit of our principal stockholders and their families. These leases are designated as Related Party leases in the details provided.
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
Due to the adverse economic impact of the
COVID-19
pandemic, we negotiated with our landlords in early 2020 to obtain rent concessions to improve our short-term liquidity. In accordance with the FASB’s recent Staff Q&A regarding rent concessions related to the effects of the
COVID-19
pandemic, we did not apply the lease modification guidance under FASB ASC Topic 842 to rent concessions that resulted in total payments required under the modified contract were substantially the same as or less than total payments required by the original contract. For qualifying rent abatement concessions, we recorded negative lease expense for abatement during the period of relief. At December 31, 2022, $
0.2
 million of the deferred cash payments remained with $
26,000
payable in 2023 and the remainder payable in 2024.

Balance Sheet
Supplemental balance sheet information related to leases was
a
s
follows:

	December 31, 2022
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$6,486	$37,185	$43,671
Operating lease liabilities (current)	$702	$7,603	$8,305
Operating lease liabilities (non-current)	5,908	36,498	42,406

Total operating lease liabilities	$6,610	$44,101	$50,711

Weighted Average Remaining Lease Term

Operating leases	7.6 years
Finance leases	2.5 years
Weighted Average Discount Rate
Operating leases	8.34%
Finance leases	6.55%
Lease Expense
The components of lease expense were as follows:

Twelve Months Ended December 31, 2022
(Dollars in thousands)
Amortization of finance lease ROU Assets	$60
Interest on finance lease liabilities	7

Finance lease expense	67
Operating lease expense	12,978
Variable lease expense	1,335
Short-term lease expense	559

Total lease expense	$14,939

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Twelve Months Ended December 31, 2022
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,161
Operating cash flows from finance leases	4
Financing cash flows from finance leases	63
Leased assets obtained in exchange for new operating lease liabilities	$9,675
Leased assets obtained in exchange for new finance lease liabilities	20

Maturities
Future minimum lease payments under leases that had initial or remaining non-cancelable
lease terms in excess of one year as of December 31, 2022, are as follows:

	Operating Leases
	Related Party	Other	Total	Finance Leases	Total
	(Dollars in thousands)
2023	$1,392	$11,910	$13,302	$45	$13,347
2024	1,314	10,415	11,729	25	11,754
2025	1,341	9,108	10,449	13	10,462
2026	1,249	7,209	8,458	5	8,463
2027	862	4,338	5,200	1	5,201
Thereafter	3,770	20,159	23,929	—	23,929

Undiscounted Cash Flows	$9,928	$63,139	$73,067	$89	$73,156

Less: imputed interest	(3,318)	(19,038)	(22,356)	(7)	(22,363)

Total	$6,610	$44,101	$50,711	$82	$50,793

Reconciliation to lease liabilities:
Lease liabilities – current	$702	$7,603	$8,305	$43	$8,348
Lease liabilities – long-term	5,908	36,498	42,406	39	42,445

Total Lease Liabilities	$6,610	$44,101	$50,711	$82	$50,793

Impairment of ROU Assets
ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in FASB ASC Topic 360,
Property, Plant, and Equipment
, as ROU assets are long-lived nonfinancial assets.
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
FASB ASC Topic 360 requires three steps to identify, recognize and measure the impairment of a long-lived asset (asset group) to be held and used:
Step 1 – Consider whether Indicators of Impairment are Present
The following are examples of impairment indicators:

•	A significant decrease in the market price of a long-lived asset (asset group)

•	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition.

9
7

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator.

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group).

•
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group).

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
Step 2–- Test for Recoverability
If indicators of impairment are present, we are required to perform a recoverability test comparing the sum of the estimated undiscounted cash flows attributable to the long-lived asset or asset group in question to the carrying amount of the long-lived asset or asset group.
FASB ASC Topic 360 does not specifically address how operating lease liabilities and future cash outflows for lease payments should be considered in the recoverability test. Under FASB ASC Topic 360, financial liabilities, or long-term debt, generally are excluded from an asset group while operating liabilities, such as accounts payable, generally are included. FASB ASC Topic 842 characterizes operating lease liabilities as operating liabilities. Because operating lease liabilities may be viewed as having attributes of finance liabilities as well as operating liabilities, it is generally acceptable for a lessee to either include or exclude operating lease liabilities from an asset group when testing whether the carrying amount of an asset group is recoverable provided the approach is applied consistently for all operating leases and when performing Steps 2 and 3 of the impairment models in FASB ASC Topic 360.
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
Step 3–- Measurement of an Impairment Loss
If the undiscounted cash flows used in the recoverability test are less than the carrying amount of the long-lived asset (asset group), we are required to estimate the fair value of the long-lived asset or asset group and recognize

9
8

an impairment loss when the carrying amount of the long-lived asset or asset group exceeds the estimated fair value. We elected to exclude operating lease liabilities from the estimated fair value, consistent with the recoverability test. Any impairment loss for an asset group must reduce only the carrying amounts of a long-lived asset or assets of the group, including the ROU assets. The loss must be allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group must not reduce the carrying amount of that asset below its fair value whenever the fair value is determinable without undue cost and effort. FASB ASC Topic 360 prohibits the subsequent reversal of an impairment loss for an asset held and used.
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
There were no indications of impairment during the year ended December 31, 2022.
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
The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators as described in Note 3 – Recent Transactions and impairments as described below.

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$434,209	$434,444
Accumulated loss on impairment	(114,436)	(114,436)

Balance, beginning of period after cumulative loss on impairment	319,773	320,008

Acquisitions of radio station and FM Translators	235	514
Disposition of radio stations and FM translators	—	(2,763)
Loss on impairment	—	(13,985)

Balance, end of period after cumulative loss on impairment	$320,008	$303,774

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Balance, end of period before cumulative loss on impairment	$434,444	$429,890
Accumulated loss on impairment	(114,436)	(126,116)

Balance, end of period after cumulative loss on impairment	$320,008	$303,774

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
During our annual testing in the fourth quarter of 2021, we determined that the estimated fair value of our broadcast licenses exceeded the carrying value and no impairment was recorded. We continued to monitor the critical accounting estimates used in our valuations and determined that interim impairment testing was appropriate during the second and third quarters of 2022. Our annual testing was completed in the fourth quarter of 2022 with updates to our interim assumptions based on the latest forecasts of economic and market conditions.
The first step of our impairment testing is to perform a qualitative assessment as to whether it is more likely than not that a broadcast license is impaired. This qualitative assessment requires significant judgment when considering the events and circumstances that may affect the estimated fair value of our broadcast licenses. We review the significant assumptions and key estimates applicable to our latest estimated fair value calculations to assess if events and circumstances have occurred that could affect these assumptions and key estimates. We also review internal benchmarks and the economic performance for each market cluster to assess if it is more likely than not that impairment exists.
As part of our qualitative assessment, we calculate the excess fair value, or the amount by which our latest estimated fair value exceeds the current period carrying value. Based on our analysis and review, including the financial performance of each market, we believe that a 25% excess fair value margin is a reasonable benchmark for our qualitative analysis. Markets with an excess fair value of 25% or more, which have had no significant changes in the prior valuation assumptions and key estimates, are not likely to be impaired. Markets with an excess fair value that is less than 25% are subject to further testing.
The table below presents the percentage within a range by which our latest start-up
income estimated fair value exceeds the current period carrying value:

	Geographic Market Clusters as of December 31, 2022 Percentage Range by Which Latest Estimated Fair Value Exceeds 2022 Carrying Value
	≤ 25%	>26%-50%	>51% to 75%	> +than 76%
Number of accounting units	13	2	1	1
Broadcast license carrying value (in thousands)	186,366	7,692	24,580	6,092
The second part of our qualitative assessment consists of a review of the financial operating results for each market cluster. Radio stations are often sold on the basis of a multiple of projected cash flow, or Station Operating Income (“SOI”) defined as net broadcast revenue less broadcast operating expenses, a non-GAAP

measure used by numerous trade organizations and analysts. Based on published reports and analysis of market transactions, we believe industry benchmarks to be in the six to seven times cash flow range. We elected an SOI benchmark of four as a conservative indicator of fair value. Markets with an SOI multiple in excess of four are subject to further testing. Based on this qualitative review, we identified three markets subject to further testing. We included nine additional markets in our test based on the length of time elapsed from prior reviews.
The table below shows the percentage within a range by which our prior year estimated fair value exceeded the carrying value of our broadcasting licenses for these twelve market clusters:

	Geographic Market Clusters as of December 31, 2022 Tested due to SOI Multiple or length of time from prior valuation – Percentage Range by Which 2021 Estimated Fair Value Exceeds 2021 Carrying Value
	≤ 25%	>26%-50%	>51% to 75%	> +than 76%
Number of accounting units	—	1	4	7
Broadcast license carrying value (in thousands)	—	7,004	52,489	21,552
We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 25 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up
in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to our operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up
costs, expenses, and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.
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
start-up
income valuation for the broadcast licenses tested in each period were as follows:

Broadcast Licenses	December 31, 2021	June 30, 2022	September 30, 2022	December 31, 2022
Risk-adjusted discount rate	8.5%	9.5%	9.5%	9.5%
Operating profit margin ranges	3.9% - 30.9%	3.9% - 30.9%	3.9% - 30.9%	3.9% - 30.4%
Long-term revenue growth rates	0.4% - 0.7%	0.4% - 0.7%	0.4% - 0.7%	0.4% - 0.8%

The risk-adjusted discount rate reflects the Weighted Average Cost of Capital (“WACC”) developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we recorded impairment charges of $14.0 million during the year ended December 31, 2022. During our annual testing in the fourth quarter of 2022, we recorded an impairment charge of $2.3 million to the value of broadcast licenses in Columbus, Portland and San Francisco at December 31, 2022. The impairment charge was driven by declines in market revenue projections in excess of those used in our prior valuations. We recorded an impairment charge of $7.7 million to the value of broadcast licenses in Boston, Chicago, Columbus, Dallas, Greenville, Honolulu, Little Rock, Orlando, Philadelphia, Portland, Sacramento, and San Francisco at September 30, 2022. The impairment charge was driven by a decline in market revenues projections and a reduction in the future industry growth rates based on the then current economic indicators. We recorded an impairment charge of $3.9 million to the value of broadcast licenses in Columbus, Dallas, Greenville, Honolulu, Orlando, Portland, and Sacramento at June 30, 2022. The impairment charge was driven by an increase in the WACC partially offset with improvements in revenue growth rates over those used in prior year-end
valuation forecasts. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.
The table below presents the results of our annual impairment testing under the start-up
income approach:

Market Cluster	Estimated Excess Fair Value December 31, 2022
Boston, MA	5.4%
Chicago, IL	1.7%
Cleveland, OH	0.1%
Columbus, OH	(22.6)%
Dallas, TX	6.9%
Denver, CO	882.2%
Detroit, MI	51.9%
Greenville, SC	0.2%
Honolulu, HI	6.4%
Houston, TX	2278.3%
Little Rock, AR	3.7%
Los Angeles, CA	38.0%
Nashville, TN	453.0%
New York, NY	3.1%
Orlando FL	15.6%
Philadelphia, PA	29.9%
Phoenix, AZ	48.7%
Pittsburgh, PA	198.4%
Portland, OR	(2.1)%
Sacramento, CA	0.8%
San Antonio, TX	254.3%
San Francisco, CA	(6.3)%
Seattle, WA	903.6%
Tampa, FL	7.2%
Washington, D.C.	165.1%
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

The following table presents the changes in goodwill including business acquisitions as described in Note 3—Recent Transactions and impairments as described below.

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,520	$28,749
Accumulated loss on impairment	(4,763)	(4,763)

Balance, beginning of period after cumulative loss on impairment	23,757	23,986

Acquisitions of radio stations	4	—
Acquisitions of digital media entities	225	226
Loss on impairment	—	(127)

Ending period balance	$23,986	$24,085

Balance, end of period before cumulative loss on impairment	28,749	28,976
Accumulated loss on impairment	(4,763)	(4,891)

Ending period balance	$23,986	$24,085

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
During our annual testing in the fourth quarter of 2021, we determined that no impairment charges were necessary to the carrying value of goodwill. We continued to monitor the critical accounting estimates used in our valuations and determined that interim impairment testing was appropriate for the second and third quarters of 2022. Our annual testing in the fourth quarter of 2022 reflected updates to our interim assumptions based on current economic and market conditions.
The first step of our impairment testing is to perform a qualitative assessment to determine if events and circumstances have occurred that indicate it is more likely than not that the fair value of the assets, including goodwill, are less than their carrying values. We review the significant inputs used in our prior year fair value estimates to determine if any changes to those inputs should be made. We estimate the fair value using a market approach and compare the estimated fair value of each entity to its carrying value, including goodwill. Under the market approach, we apply a multiple of four to each entities operating income to estimate the fair value. We believe that a multiple of four is a reasonable indicator of fair value as described in Note 8, Broadcast Licenses.
If the results of our qualitative assessment indicate that the fair value of a reporting unit may be less than its carrying value, we perform a second quantitative review of the reporting unit. We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value as part of this quantitative review.

Goodwill—Broadcast Markets
The unit of accounting we use to test goodwill associated with our radio stations is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment, and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. Four of our 30 market clusters have goodwill associated with them as of our annual testing period ended December 31, 2022.
Based on our qualitative review, we tested three market clusters for goodwill impairment during our annual testing period and one entity during our June 30, 2022 interim review. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value our market clusters to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.
The analysis includes both an income and cost approach to valuation. The income approach uses a discounted cash flow projection while the cost approach, or “stick” uses the value of the underlying assets.
The key estimates and assumptions used for our enterprise valuations were as follows:

Broadcast Markets Enterprise Valuations	December 31, 2021	June 30, 2022	December 31, 2022
Risk-adjusted discount rate	8.5%	9.5%	9.5%
Operating profit margin ranges	(1.4%) - 15.0%	(7.8%) - 15.0%	17.2% - 37.3%
Long-term revenue growth rates	0.4%	0.4%	0.6% - 0.7%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of our broadcast market goodwill as of the annual testing period ended December 31, 2022. We recorded an impairment charge of $0.1 million to goodwill in one of our broadcast markets at June 30, 2022. The impairment charge was driven by an increase in the WACC partially offset by improvements in revenue growth rates over those used in the prior year-end
valuation forecasts. There were no impairments during the annual testing period ended December 31, 2021.
The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of each of our market clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2022 Percentage Range by Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>11% to 20%	>21% to 50%	> than 51%
Number of accounting units	—	—	—	3
Carrying value including goodwill ( in thousands )	—	—	—	$43,222
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

We tested one entity at December 31, 2022 based on the length of time elapsed from the last valuation. We also tested one entity during interim testing at June 30, 2022 and September 30, 2022. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise value of the entity. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.
The key estimates and assumptions used for our enterprise valuations were as follows:

Digital Media Enterprise Valuations	December 31, 2021	June 30, 2022	September 30, 2022	December 31, 2022
Risk adjusted discount rate	9.5%	10.5%	10.5%	10.5%
Operating profit margin ranges	25.3% - 28.5%	28.5% - 32.9%	29.0% - 33.55%	0.9% - 5.3%
Long-term revenue growth rates	0.5%	0.5%	0.5%	0.6%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our digital media entities as of the annual testing period ended December 31, 202
2
. There were no impairments during the interim testing periods.
The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of the digital media entities, including goodwill.

	Digital Media Entities as of December 31, 2022 Percentage Range by Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>21% to 50%	> than 51%
Number of accounting units	1	—	—	—
Carrying value including goodwill ( in thousands )	3,282	—	—	—
Goodwill—Publishing
The unit of accounting we use to test goodwill in our publishing segment is the entity level for Regnery
®
Publishing and Salem Author Services. Regnery
®
Publishing is a book publisher based in Washington DC that operates from a stand-alone facility under one general manager, with operating results and cash flow reported at the entity level. Salem Author Services operates a self-publishing business from a stand-alone facility in Orlando, Florida under one general manager who is responsible for the operating results and cash flow. The entity level is the level reviewed by management and the lowest level for which discrete financial information is available.
Each of these publishing entities have goodwill associated with them as of our annual testing period ended December 31, 2022. We tested one entity based on the length of time elapsed from the last valuation and the other entity based on the amount by which the latest estimated fair value exceeded the carrying value. We also tested one entity during interim testing at June 30, 2022 and September 30, 2022. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise of value this publishing entity to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.
The key estimates and assumptions used for our enterprise valuations were as follows:

Publishing Enterprise Valuations	December 31, 2021	June 30, 2022	September 30, 2022	December 31, 2022
Risk adjusted discount rate	9.5%	10.5%	10.5%	10.5%
Operating margin ranges	2.4% - 5.2%	0.5% - 3.0%	0.5% - 2.7%	(9.0)% -4.9%
Long-term revenue growth rates	0.5%	0.5%	0.5%	0.5%

The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we determined that no impairment charges were necessary to the carrying value of goodwill associated with our publishing entities as of the annual testing period ended December 31, 2022. There were no impairments during the interim testing periods.
The table below presents the percentage within a range by which the estimated fair value exceeded the carrying value of our remaining accounting units, including goodwill.

	Publishing Entities as of December 31, 2022
	Percentage Range by Which Estimated Fair Value Exceeds Carrying Value Including Goodwill
	< 10%	>11% to 20%	>21% to 50%	> than 51%

Number of accounting units	1	—	—	1
Carrying value including goodwill ( in thousands )	1,748	—	—	278
NOTE 10. AMORTIZABLE INTANGIBLE ASSETS
The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,186	$(23,006)	$1,180
Domain and brand names	19,978	(19,704)	274
Favorable and assigned leases	2,188	(1,975)	213
Subscriber base and lists	8,647	(8,531)	116
Author relationships	3,070	(2,771)	299
Non-compete agreements	2,052	(2,044)	8
Other amortizable intangible assets	1,411	(1,352)	59

	$61,532	$(59,383)	$2,149

	As of December 31, 2021
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$23,700	$(22,198)	$1,502
Domain and brand names	19,875	(19,421)	454
Favorable and assigned leases	2,188	(1,960)	228
Subscriber base and lists	8,647	(8,387)	260
Author relationships	2,771	(2,771)	—
Non-compete agreements	2,041	(2,041)	—
Other amortizable intangible assets	1,332	(1,332)	—

	$60,554	$(58,110)	$2,444

Amortization expense was approximately $1.3 million and $1.9 million for the years ended December 31, 2022, and 2021, respectively.
Based on the amortizable intangible assets as of December 31, 2022, we estimate amortization expense for the next five years to be as follows:

Year ended December 31,	Amortization Expense
(Dollars in thousands)
2023	$1,077
2024	425
2025	239
2026	129
2027	93
Thereafter	186

Total	$2,149

NOTE 11. LONG-TERM DEBT
Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
Long-term debt consists of the
following:

	December 31, 2021	December 31, 2022
	(Dollars in thousands)
2028 Notes	$114,731	$114,731
Less unamortized discount and debt issuance costs based on imputed interest rate of 7.64%	(3,844)	(3,253)

2028 Notes net carrying value	110,887	111,478

2024 Notes	60,174	39,035
Less unamortized debt issuance costs based on imputed interest rate of 7.10%	(480)	(146)

2024 Notes net carrying value	59,694	38,889

Asset-Based Revolving Credit Facility principal outstanding (1)	—	8,958

Long-term debt less unamortized discount and debt issuance costs	$170,581	$159,325

Less current portion	—	8,958

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$170,581	$150,367

(1)
As of December 31, 2022, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $26.2 million, $9.1 million in outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $16.8 million borrowing base availability.

Our weighted average interest rate was 6.99% and 6.85% at December 31, 2021, and December 31, 2022, respectively.
In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of December 31, 2022:

•	$114.7 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$39.0 million aggregate principal amount of 2024 Notes with semi-annual interest payments at an annual rate of 6.75%; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
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
Based on the balance of the 2028 Notes outstanding at December 31, 2022, we are required to pay
$8.2
million per year in interest. As of December 31, 2022, accrued and unpaid interest on the 2028 Notes was
 $0.7 million.

The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At December 31, 2022, we were, and as of the date of this annual report we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $4.7 million, of which third-party costs of $2.5 million were expensed during 2021 and $0.3 million were expensed during 2022, $0.8 million was deferred with the Delayed Draw 2028 Notes, and $1.1 million, along with $3.0 million from the exchanged 2024 Notes, is being amortized as part of the

effective yield on the 2028 Notes. During twelve-month period ended December 31, 2022 and 2021, $
0.7
 million and $
0.3
 million, respectively, of debt issuance costs, discount and delayed draw associated with the Notes was amortized to interest expense.
SBA PPP Loans
We received $11.2 million in aggregate principal amount of PPP loans through the SBA during the first quarter of 2021 based on the eligibility of our radio stations and networks as determined on a per-location
basis. The PPP loans were accounted for as debt in accordance with FASB ASC Topic 470. The loan balances and accrued interest were forgivable provided that the proceeds were used for eligible purposes, including payroll, benefits, rent, and utilities within the covered period. We used the PPP loan proceeds according to applicable PPP requirements
and filed timely applications for forgiveness. During July 2021, the SBA forgave all but $20,000 of the PPP loans resulting in a pre-tax
gain on the forgiveness of $11.2 million. The remaining
$20,000
PPP loan was repaid
by us
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
The indenture relating to the 2024 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At December 31, 2022, we were, and as of the date of this annual report
we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $6.3 million that were recorded as a reduction of the debt proceeds that are being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During twelve-month period ended December 31, 2022, and 2021, $0.2 million and $0.6 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
Based on the balance of the 2024 Notes outstanding
at December 31, 2022,
of $39.0 million, we are required to pay $2.6 million per year in interest on the 2024 Notes. As of December 31, 2022, accrued and unpaid
interest on the 2024 Notes was $0.3 million.

We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, seek to repurchase the 2024 Notes in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant. As described above under
the
caption “
2028 Notes
,”
on September 10, 2021, we exchanged $
112.8
 million of the 2024 Notes for $
114.7
 million of newly issued 2028 Notes, reflecting a call premium of
1.688
%. Bond issuance costs of $
1.1
 million associated with the $
112.8
 million of the 2024 Notes are being amortized as part of the effective yield on the 2028
Notes.

Based on the then existing market conditions, we completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)
	(Dollars in thousands)
December 19, 2022	$4,650	$4,557	98.00%	$57	$36
December 14, 2022	1,000	965	96.50%	5	30
June 13, 2022	5,000	4,947	98.95%	35	18
June 10, 2022	3,000	2,970	99.00%	21	9
June 7, 2022	2,464	2,446	99.25%	17	1
May 17, 2022	2,525	2,500	99.00%	18	7
January 12, 2022	2,500	2,531	101.26%	22	(53)
December 10, 2021	35,000	35,591	101.69%	321	(912)
October 25, 2021	2,000	2,020	101.00%	19	(39)
October 12, 2021	250	251	100.38%	2	(3)
October 5, 2021	763	766	100.38%	7	(10)
October 4, 2021	628	629	100.13%	6	(7)
September 24, 2021	4,700	4,712	100.25%	44	(56)
January 30, 2020	2,250	2,194	97.50%	34	22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$103,139	$100,471		$1,280	$1,388

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

LIBOR borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings. The April 7, 2020 amendment also allows for an alternative benchmark rate that may include SOFR due to LIBOR scheduled to be discontinued.
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property.
As of December 31, 2022, the amount available under the ABL Facility was $26.2 million of which $9.0 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the notes priority collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
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
If an event of default occurs and is continuing, the administrative agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At December 31, 2022, we were, and as of the date of this annual report we remain, in compliance with all of the covenants under Credit Agreement.

W
e recorded debt issue costs of $0.9 million that were recorded as an asset and are being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During each of the years ended December 31, 2022, and 2021, $0.1 million of debt issuance costs associated with the ABL Facility was amortized to interest expense. At December 31, 2022, the blended interest rate on amounts outstanding under the ABL Facility was 6.73%.
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

Maturities of Long-Term Debt and Capital Lease Obligations
Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2022 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended December 31,	(Dollars in thousands)
2023	$8,958
2024	39,035
2025	—
2026	—
2027	—
Thereafter	114,731

$162,724

NOTE 12. FAIR VALUE MEASUREMENTS AND DISCLOSURES
As of December 31 2022, the carrying value of cash and cash equivalents, accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes at December 31, 2022 was $
153.8 million compared to the estimated fair value of $141.2 million, based on the prevailing interest rates and trading activity of our Notes.
We have certain assets that are measured at fair value on a
non-recurring
basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.
The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	December 31, 2022
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$288	—	—	$288
Long-term debt less unamortized discount and debt issuance costs	150,367	—	149,037	—
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
For financial reporting purposes, we recorded a valuation allowance of $40.0 million as of December 31, 2022, to offset $40.0 million of the deferred tax assets related to federal and state net operating loss carryforwards of $20.0 million and $15.7 million respectively, along with $4.3 million of other financial statement accruals for a total valuation allowance of $40.0 million. This balance represents an increase of $0.9 million during the year, from $39.1 million valuation allowance as of December 31, 2021.

The consolidated provision for income taxes is as follows:

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Current:
Federal	$—	$—
State	1,112	(113)

	1,112	(113)
Deferred:
Federal	(1,277)	(1,551)
State	(594)	1,272

	(1,871)	(279)

Benefit from income taxes	$ (759)	$ (392)

Consolidated deferred tax assets and liabilities consist of the following:

	As of December 31,
	2021	2022
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$2,738	$1,977
Allowance for bad debt reserve	3,399	2,075
Net operating loss, AMT credit and other carryforwards	35,290	35,846
State taxes	216	60
Operating lease liabilities	13,596	13,224
Other	3,965	5,869

Total deferred tax assets	59,204	59,051
Valuation allowance for deferred tax assets	(39,135)	(39,950)

Net deferred tax assets	$20,069	$19,101

Deferred tax liabilities:
Excess of net book value of property and equipment and software for financial reporting purposes over tax basis	$145	$13
Excess of net book value of intangible assets for financial reporting purposes over tax basis	75,747	74,524
Operating lease right-of-use assets	11,189	11,296

Total deferred tax liabilities	87,081	85,833

Net deferred tax liabilities	$(67,012)	$(66,732)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	As of December 31,
	2021	2022
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$—	$—
Deferred income tax liability per balance sheet	(67,012)	(66,732)

	$(67,012)	$(66,732)

A reconciliation of the statutory federal income tax rate to the benefit from income tax is as follows:

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Statutory federal income tax (statutory tax rate)	$8,559	$(762)
Effect of state taxes, net of federal	643	892
Permanent items	172	217
PPP loan forgiveness	(2,351)	—
State rate change	531	(1,064)
Valuation allowance	(8,903)	(626)
Stock based compensation cancellation	181	38
Other, net	409	913

Benefit from income taxes	$(759)	$(392)

At December 31, 2022, we had net operating loss carryforwards for federal income tax purposes of approximately $95.1 million that expire in years 2024 through 2037 and for state income tax purposes of approximately $633.9 million that expire in years 2023 through 2042. As a result of our adjusted cumulative three-year pre-tax
book loss as of December 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the
COVID-19
pandemic provided additional negative evidence that outweighed positive evidence which resulted in recognition of a $39.1 million valuation allowance for the year ended December 31, 2020, related to the federal and state net operating loss carry forwards. During 2022, through operational activity of the company and non-recurring
items such as land sales, we utilized and generated net operating loss carryforwards and adjusted the related valuation allowance by $0.9 million bringing the total valuation allowance to $40.0 million for the year ended December 31, 2022.
The amortization of our indefinite-lived intangible assets for tax purposes, but not for book purposes, creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not for book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods exclusive of any impairment losses in future periods. These deferred tax liabilities and net operating loss carryforwards result in differences between our provision for income tax and cash paid for taxes.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. We determined that the IRA did not have a material impact to our consolidated financial statements when considering our year-end
tax provision. .
A provision of the Tax Cuts and Jobs Act (“TCJA”) took effect on January 1, 2022, that amended Section 174 to require capitalization and amortization of research and experimental (“R&E”) expenditures and software development costs. The capitalized R&E and software development costs associated with research conducted in the United States is amortized ratably over a
5-year
period
(15
-year
period for research conducted outside of the United States), beginning with the midpoint of the taxable year in which such expenditures are paid or incurred. We determined that the TCJA did not have a material impact to our consolidated financial statements when considering our year-end
tax provision.

NOTE 14. COMMITMENTS AND CONTINGENCIES
We enter into various agreements in the normal course of business that contain minimum guarantees. Minimum guarantees are typically tied to future events, such as future revenue earned in excess of the contractual level. Accordingly, the fair value of these arrangements is zero.
We may record contingent
earn-out
consideration representing the estimated fair value of future liabilities associated with acquisitions that may have additional payments due upon the achievement of certain performance targets. The fair value of the contingent earn-out
consideration is estimated as of the acquisition date as the present value of the expected contingent payments as determined using weighted probabilities of the expected payment amounts. We review the probabilities of possible future payments to estimate the fair value of any contingent earn-out
consideration on a quarterly basis over the
earn-out
period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out
consideration liability will increase or decrease, up to the contracted limit, as applicable. Changes in the estimated fair value of the contingent earn-out
consideration are reflected in the results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out
consideration may materially impact and cause volatility in our operating results.
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
NOTE 15. STOCK INCENTIVE PLAN
Our Amended and Restated 1999 Stock Incentive Plan (“Plan”) provides for grants of equity-based awards to employees, non-employee
directors and officers, and advisors (“Eligible Persons”). A maximum of 8,000,000 shares are authorized under the Plan of which 2,540,311 were available for issuance at December 31, 2022. Insiders may participate in plans established pursuant to Rule
10b5-1
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

The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
	2021	2022
	(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$99	$83
Restricted stock shares compensation expense included in corporate expenses	—	54
Stock option compensation expense included in broadcast operating expenses	123	88
Stock option compensation expense included in digital media operating expenses	97	59

Total stock-based compensation expense, pre-tax	$319	$284
Tax expense from stock-based compensation expense	(83)	(74)

Total stock-based compensation expense, net of tax	$236	$210

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
The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the years ended December 31, 2022, and 2021:

	Year Ended December 31, 2021	Year Ended December 31, 2022
Expected volatility	75.98%	85.06%
Expected dividends	—%	—%
Expected term (in years)	7.8	9.0
Risk-free interest rate	1.03%	1.97%

Activity with respect to the company’s option awards during the two years ended December 31, 2022, is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,291,020	$3.23	$1.52	4.3 years	$—
Granted	270,000	2.14	1.55		—
Exercised	(475,657)	2.31	1.08		728
Forfeited or expired	(159,946)	6.71	4.70		—

Outstanding at December 31, 2021	1,925,417	3.01	1.37	4.4 years	$1,310

Exercisable at December 31, 2021	924,292	4.25	1.93	2.4 years	83

Expected to Vest	950,568	3.05	1.38	4.4 years	$1,248

Outstanding at January 1, 2022	1,925,417	$3.01	$1.37	4.4 years	$1,310
Granted	127,500	3.01	2.44		—
Exercised	(42,913)	2.27	1.12		52
Forfeited or expired	(303,664)	5.16	2.75		3

Outstanding at December 31, 2022	1,706,340	2.68	1.23	4.2 years	$—

Exercisable at December 31, 2022	968,590	3.30	1.37	2.6 years	—

Expected to Vest	700,494	2.70	1.24	4.2 years	$—
Activity with respect to the company’s restricted stock awards during the year ended December 31, 2022, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2021	107,990	$1.85	1.67 years	$156
Granted	—	—	—	—
Lapse of restrictions	(107,990)	1.85	—	200
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2021	—	$—	—	$—

Non-Vested at January 1, 2022	—	$—	—	$—
Granted	14,854	3.66	—	54
Lapse of restrictions	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2022	14,854	$3.66	1.20 years	$16

Additional information regarding options outstanding as of December 31, 2022, is as follows:

Range of Exercise Prices	Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$1.00 - $3.00	904,000	5.4	$1.63	266,250	$1.54
$3.01 - $3.28	455,587	3.9	3.25	355,587	3.25
$3.29 - $4.63	63,500	2.7	3.77	63,500	3.77
$4.64 - $6.65	278,753	1.1	4.85	278,753	4.85
$6.66 - $8.76	4,500	0.4	8.49	4,500	8.49

	1,706,340	4.2	$2.68	968,590	$3.30

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2022 of $1.05 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2022, and 2021 was $0.3 million.
As of December 31, 2022, there was $0.4 million of total unrecognized compensation cost related to non-vested
stock option awards. This cost is expected to be recognized over a weighted-average period of 2.8 years.
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
Other than compensation arrangements for our directors and executive officers, the following is a summary of transactions for the years ended December 31, 2022 and December 31, 2021 to which we have been a party in which the amount involved exceeds $120,000 annually and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, or is a general partner or principal or in which the person has a 10% or greater beneficial ownership interest, had or will have a direct or indirect material interest.

Leases with Principal Stockholders

A trust controlled by
the
 Executive Chairman of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for each of the year’s ending December 31, 2022, and 2021 amounted to $
0.2 million. Mr. Ted Atsinger, son of the Executive Chairman is the beneficiary and/or successor trustee.
Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s Executive Chairman and its Chairman Emeritus. Rental expense under these leases included in operating expense for each of the years ending December 31, 2022, and 2021 was $1.6 million.
Know the Truth – Mr. Riddle
Know the Truth is a
non-profit
organization that is a customer of Salem Media Group, Inc. During 2022 and 2021 the company billed Know the Truth approximately $0.4 million for airtime on its stations. The company had receivable balances of $37,000 and $0.8 million at December 31, 2022, and 2021, respectively. Mr. Riddle, a director of the company, joined the Know the Truth board in 2010 and remains a member of this board.
Transportation Services Supplied by Sun Air Jets

From time to time, the company rents aircraft from a company owned by Edward G. Atsinger III, Executive Chairman of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis for general corporate needs. Total rental expenses for these aircraft for the years ended December 31, 2022, and 2021 was approximately $
0.4 million and $26,000, respectively.
NOTE 17. DEFINED CONTRIBUTION PLAN
We maintain a 401(k) defined contribution plan (“401(k) Plan”), which covers eligible employees as defined in the 401(k) Plan. Participants are allowed to make non-forfeitable
contributions of up to 60% of their annual salary but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company match was 50% on the first 5% of the amounts contributed by each participant. The company match was suspended in March 2020 to reduce costs and conserve cash as a result of the economic impact of the
COVID-19
pandemic but was reinstated in January 2022. The company contributed and expensed $2.1 million into the 401(k) Plan during the year ended December 31, 2022.
NOTE 18.
EQUITY
TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718,
Compensation-Stock Compensation
. We recorded
non-cash
stock-based compensation expense of $0.3 million to additional paid-in
capital during each of the years ended December 31, 2022, and 2021.
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

NOTE 19. SEGMENT DATA

FASB ASC Topic 280,
Segment Reporting
, requires companies to provide certain information about their operating segments. We have three
operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing,

which also qualify as reportable segments. Our operating segments reflect how our chief operating decision makers, which we define as a collective group of senior executives, assess the performance of each operating segment and determine the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.
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

Salem Surround, our national multimedia advertising agency with locations in 29 markets across the United States, offers a comprehensive suite of digital marketing services to develop and execute audience-based marketing strategies for clients on both the national and local level. Salem Surround specializes in digital marketing services for each of our radio stations and websites as well as providing a full-service multimedia marketing strategy for each of our clients.

Salem Podcast Network (“SPN), is a highly specialized platform for conservative, political, news, and family-oriented podcasts. SPN reaches over 13 million downloads per month, and regularly ranks amount the top 100 most downloaded news and political podcasts according to the Apple Podcast Rankings.

SalemNOW is our online destination to a watch variety of
on-demand.
SalemNOW is dedicated exclusive conservative and faith-based films consisting of box office hits, acclaimed documentaries, music festivals, interviews with top Christian artists, events with our conservative talk show hosts and may other videos. SalemNOW can be found on mobile apps, and streaming services such as Roku, Apple TV, Amazon Fire Stick and select smart TVs.

Salem News Channel (“SNC”) is a conservative news, opinion
and
 commentary television network hosted by a number of engaging, compelling and respected conservative media personalities. SNC’s mission is to serve the media needs of audiences interested in political news and opinion content with a Judeo, Christian world vision and seeks to become the leading provider of conservative news and option content for the rapidly growing OTT television and multi-screen digital audience.
Digital Media
Our digital media-based businesses provide Christian, conservative, investing content, audio and video streaming, and other resources digitally through the web. Salem Web Network (“SWN”) websites include Christian content websites; BibleStudyTools.com, Crosswalk.com
®
, Christianity.com, iBelieve.com, GodTube
®
.com, OnePlace
®
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

The table below presents financial information for each operating segment as of December 31, 2022, and 2021 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2022
Net revenue	$205,315	$41,661	$19,990	$—	$266,966
Operating expenses	163,992	33,750	22,142	18,557	238,441

Net operating income (loss) before legal settlement, debt modification costs, depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$41,323	$7,911	$(2,152)	$(18,557)	$28,525

Legal settlement	4,776	—	—	—	4,776
Debt modification costs	—	—	—	255	255
Depreciation	6,222	3,775	315	1,027	11,339
Amortization	15	1,257	—	—	1,272
Change in the estimated fair value of contingent earn-out consideration	—	(5)	—	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	13,985	—	—	—	13,985
Impairment of goodwill	127	—	—	—	127
Net (gain) loss on the disposition of assets	(8,406)	—	—	30	(8,376)

Net operating income (loss)	$24,604	$2,884	$(2,467)	$(19,869)	$5,152

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2021
Net revenue	$191,443	$42,164	$24,640	$—	$258,247
Operating expenses	145,720	33,797	23,220	17,483	220,220

Net operating income (loss) before depreciation, amortization, debt modification costs and net (gain) loss on the disposition of assets	$45,723	$8,367	$1,420	$(17,483)	$38,027

Debt modification costs	—	—	—	2,526	2,526
Depreciation	6,186	3,557	210	980	10,933
Amortization	17	1,541	337	—	1,895
Net (gain) loss on the disposition of assets	(23,212)	(83)	(306)	26	(23,575)

Operating income (loss)	$62,732	$3,352	$1,179	$(21,015)	$46,248

	Broadcast	Digital Media	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2022
Inventories, net	$—	$—	$1,513	$—	$1,513
Property and equipment, net	63,634	7,751	546	9,365	81,296
Broadcast licenses	303,774	—	—	—	303,774
Goodwill	2,623	20,016	1,446	—	24,085
Amortizable intangible assets, net	213	1,637	299	—	2,149

	Broadcast	Digital Media	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2021
Inventories, net	$—	$—	$960	$—	$960
Property and equipment, net	61,694	8,447	746	8,452	79,339
Broadcast licenses	320,008	—	—	—	320,008
Goodwill	2,750	19,790	1,446	—	23,986
Amortizable intangible assets, net	229	2,215	—	—	2,444
NOTE 20. SUBSEQUENT EVENTS
On February 24, 2023, we issued
an
 irrevocable notice of redemption to redeem in full the 2024 Notes in an aggregate principal amount of $36.5 million. The redemption date will be March 27, 2023 and the redemption price will be equal to 100% of the principal amount of the 2024 Notes being redeemed, plus accrued but unpaid interest thereon to the redemption date. Upon the redemption, the 2024 Notes will cease to be of further effect except as to any rights surviving thereunder. We expect to pay the redemption price for the 2024 Notes through issuance of a draw notice pursuant to the purchase agreement, dated as of September 10, 2021 to issue and sell to the Purchasers $44.7 million in aggregate principal amount of additional 7.125% 2028 Notes. The closing of the Additional Notes Issuance is subject to the satisfaction of customary closing conditions and there can be no assurance that the Additional Notes Issuance will be completed as contemplated or at all. After the closing of the additional Notes, we expect to have an excess of approximately $4 million to pay down the ABL revolver.
On February 1, 2023, closed on the acquisition of the George Gilder Report and other digital newsletters and related website assets. We assumed the deferred subscription liabilities paying no cash at the time of closing. The purchase price is 25% of net revenue generated from sales of most Eagle Financial products during the next year to people who are on George Gilder subscriber lists that are not already on Eagle Financial lists.
On January 19, 2023, we repurchased $2.5 million of the 2024 Notes at 97.25% of face value recognizing a gain of $20,000 after adjusting for debt issue costs.

On January 10, 2023, we closed on the acqui
s
ition of radio stations
WWFE-AM,
WRHC-AM
and two FM translators in Miami, Florida for $
3.0 million.
On January 6, 2023, we closed on the acquisition of radio station
WMYM-AM
and an FM translator in Miami, Florida for $3.2 million.
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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this annual report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the 2013 report entitled “Internal Control –Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

(c)

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

.PART IV

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

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation of the Company.	8-K	333-41733-29	04/14/99	3.1

3.02	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	000-26497	02/23/15	3.1

3.03	Third Amended and Restated Bylaws of the Company.	8-K	000-26497	09/17/19	3.3

4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09

4.02	Indenture, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent	8-K	000-26497	05/23/17	4.1

4.03	Form of 6.750% Senior Secured Note due 2024	8-K	000-26497	05/23/17	4.2

4.04	Security Agreement, dated as of May 19, 2017, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent	8-K	000-26497	05/23/17	4.3

4.05	Description of Debt Securities and Guarantees	10-K	000-26497	03/13/20	4.05

4.06	First Supplemental Indenture, dated as of September 10, 2021, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent	8-K	000-26497	09/16/21	4.3

4.07	Indenture, dated as of September 10, 2021, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent	8-K	000-26497	09/16/21	4.4

4.08	Form of 7.125% Senior Secured Note due 2028	8-K	000-26497	09/16/21	4.5

4.09	Security Agreement, dated as of September 10, 2021, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent	8-K	000-26497	09/16/21	4.6

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.00	Employment Agreement between Salem Communications Holding Corporation and Edward G. Atsinger III, effective as of January 2, 2022.	8-K	000-26497	12/20/21	10.1

10.01	Employment Agreement, dated January 3, 2021 between Salem Communications Holding Corporation and Stuart W. Epperson (expired on 12/31/21).	10-K	000-26497	03/04/21	10.01

10.02	Employment Agreement dated January 1, 2020 between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	01/06/20	99.1

10.03	Memorandum of Terms of Employment between Salem Communications Holding Corporation and David Santrella, effective as of January 2, 2022.	8-K	000-26497	12/20/21	10.2

10.04	Memorandum of Terms of Employment between Salem Communications Holding Corporation and David Evans, effective as of January 2, 2022.	8-K	000-26497	12/20/21	10.3

10.05	Employment Agreement, effective as of July 1, 2018, between Salem Communications Holding Corporation and Christopher J. Henderson.	8-K	000-26497	05/15/18	99.1

10.06.02	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2036.	8-K	000-26497	09/08/16	10.2

10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2023.	8-K	000-26497	04/14/08	10.06.21

10.06.04	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19

10.06.04.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01

10.06.04.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02

10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2023.	8-K	000-26497	04/14/08	10.06.22

10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-26497	04/14/08	10.06.27

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12

10.06.08	Lease Agreement between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2036.	8-K	000-26497	03/03/16	10.1

10.06.09	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.10	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2023.	8-K	000-36497	04/14/08	10.06.23

10.06.11	Antenna/tower lease between New Inspiration Broadcasting Company, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2036.	8-K	000-26497	09/08/16	10.1

10.06.12	Antenna/tower lease between Pennsylvania Media Associates Inc. (WORL-AM / Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25

10.06.13	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	10-K	000-26497	04/14/08	10.06.20

10.06.14	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21

10.06.15	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.22

10.06.16	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23

10.06.17	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.18	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25

10.06.19	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX/night sight) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26

10.06.20	Lease Agreement, dated January 25, 2017, between Caron Broadcasting, Inc. (KTIE-AM/San Bernardino) and Principal Shareholders expiring 2036.	8-K	000-26497	01/27/17	10.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.06.21	Lease Agreement dated May 8, 2017, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2037.	8-K	000-26497	05/10/17	10.1

10.08.01	Amended and Restated 1999 Stock Incentive Plan (as amended and restated through May 8, 2019).	DEFA14A	000-26497	04/22/19	Appendix A

10.08.02	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02

10.08.03	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	11/09/05	10.01

10.09	Credit Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as the borrower, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., and Rabobank, N.A., as Joint Lead Arrangers and Joint Bookrunners, SunTrust Bank, as Syndication Agent, and Rabobank, N.A. as Documentation Agent.	10-Q	000-26497	05/15/01	10.11

10.10.01	Security Agreement, dated as of March 14, 2013, by and among Salem Communications Corporation, as Borrower and the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	000-26497	03/14/13	10.1

10.10.02	Intercreditor Agreement, dated as of May 19, 2017, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent.	8-K	000-26497	03/14/13	10.2

10.10.03	Credit Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., as parent and a borrower, the subsidiaries party thereto, as borrowers, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as lead arranger, and the lenders that are parties thereto.	8-K	000-26497	05/23/17	10.1

10.10.04	Guaranty and Security Agreement, dated as of May 19, 2017, by and among Salem Media Group, Inc., the subsidiaries party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	000-26497	05/23/17	10.2

10.10.05	Purchase Agreement, dated May 11, 2017, by and between Salem Media Group, Inc., the subsidiaries party thereto, Wells Fargo Securities, LLC, Barclays Capital Inc. and Noble Capital Markets, Inc.	8-K	000-26497	05/23/17	10.3

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.10.06	Amendment Number Four dated as of October 20, 2020 to the Credit Agreement, as amended by Amendment Number One dated as of July 28, 2017, and as further amended by Amendment number Two dated as of November 16, 2018, and further amended by Amendment Number Three dated as of April 7, 2020.	10-Q	000-26497	08/08/17	10.5

10.10.07	Exchange, Purchase and Sale Agreement, dated as of September 10, 2021, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto, the purchasers named therein, the exchanging holders named therein and the sellers named therein.	10-K	000-26497	03/04/21	10.10.07

10.10.08	Purchase Agreement, dated as of September 10, 2021, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and the purchasers named therein.	8-K	000-26497	09/16/21	4.1

10.10.09	Intercreditor Agreement, dated as of September 10, 2021, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent.	8-K	000-26497	09/16/21	4.2

10.10.10	Amendment Number Five to Credit Agreement and Consent, dated as of September 10, 2021, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	000-26497	09/16/21	10.01

10.10.11	Amendment Number Five to Credit Agreement and Consent, dated as of September 10, 2021, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	000-26497	09/16/21	4.7

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

14	Code of Ethics

21	Subsidiaries of Salem Media Group Inc.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

23.3	Consent of Bond & Pecaro

31.1	Certification of David P. Santrella Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of David P. Santrella Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2023	SALEM MEDIA GROUP, INC.
By: /s/ DAVID P. SANTRELLA
David P. Santrella
Chief Executive Officer
March 10, 2023
By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. SANTRELLA	Chief Executive Officer
David P. Santrella	(Principal Executive Officer)	March 10, 2023

/s/ EVAN D. MASYR	Executive Vice President and Chief Financial Officer
Evan D. Masyr	(Principal Financial Officer and Principal Accounting Officer)	March 10, 2023

/s/ EDWARD G. ATSINGER III	Executive Chairman
Edward G. Atsinger III		March 10, 2023

/s/ RICHARD A. RIDDLE	Director
Richard A. Riddle		March 10, 2023

/s/ ERIC HALVORSON	Director
Eric Halvorson		March 10, 2023

/s/ HEATHER W. GRIZZLE	Director
Heather W. Grizzle		March 10, 2023

/s/ STUART W. EPPERSON, JR.	Director
Stuart W. Epperson, Jr.		March 10, 2023

/s/ EDWARD C. ATSINGER	Director
Edward C. Atsinger		March 10, 2023

/s/ JACKI L. PICK	Director
Jacki L. Pick		March 10, 2023