Form 10-Q
period 2023-03-31
SALEM MEDIA GROUP, INC. /DE/
filed 2023-05-10
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 2, 2023
Common Stock, $0.01 par value per share	21,663,091 shares

Class B	Outstanding at May 2, 2023
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31, 2022 (Note 1)	March 31, 2023 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3
Accounts receivable (net of allowances of $7,939 in 2022 and $8,328 in 2023)	30,756	28,468
Unbilled revenue	2,890	2,845
Income tax receivable	195	233
Other receivables (net of allowances of $586 in 2022 and $585 in 2023)	1,817	1,820
Inventories	1,513	1,708
Prepaid expenses	7,619	8,606
Assets held for sale	267	267

Total current assets	45,057	43,950

Notes receivable (net of allowance of $571 in 2022 and $551 in 2023)	922	932
Property and equipment (net of accumulated depreciation of $191,638 in 2022 and $194,407 in 2023)	81,296	83,689
Operating lease right-of-use assets	43,671	44,276
Financing lease right-of-use assets	63	52
Broadcast licenses	303,774	305,192
Goodwill	24,085	25,346
Amortizable intangible assets (net of accumulated amortization of $59,383 in 2022 and $59,926 in 2023)	2,149	5,694
Deferred financing costs	681	56
Other assets	3,424	4,086

Total assets	$505,122	$513,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,539	$6,957
Accrued expenses	17,495	16,475
Accrued compensation and related expenses	10,298	9,383
Accrued interest	949	2,817
Contract liabilities	11,901	13,596
Deferred rent income	122	116
Current portion of operating lease liabilities	8,305	8,438
Current portion of financing lease liabilities	43	37
Current portion of long-term debt	8,958	18,184

Total current liabilities	64,610	76,003

Long-term debt, less current portion	150,367	152,041
Operating lease liabilities, less current portion	42,406	42,509
Financing (capital) lease liabilities, less current portion	39	31
Deferred income taxes	66,732	64,489
Contract liabilities, long-term	1,886	4,226
Deferred rent income, less current portion	3,659	3,636
Other long-term liabilities	66	60

Total liabilities	329,765	342,995

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,980,741 issued and 21,663,091 outstanding at December 31, 2022 and March 31, 2023	232	232
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2022 and March 31, 2023, respectively	56	56
Additional paid-in capital	248,820	248,895
Accumulated deficit	(39,745)	(44,899)
Treasury stock, at cost (2,317,650 shares at December 31, 2022 and March 31, 2023)	(34,006)	(34,006)

Total stockholders’ equity	175,357	170,278

Total liabilities and stockholders’ equity	$505,122	$513,273

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2023
Net broadcast revenue	$48,432	$48,340
Net digital media revenue	10,300	10,510
Net publishing revenue	3,877	4,639

Total net revenue	62,609	63,489

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $447 and $482 for the three months ended March 31, 2022 and 2023, respectively, paid to related parties)	38,121	42,809
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,473	8,994
Publishing operating expenses, exclusive of depreciation and amortization shown below	4,467	5,376
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $9 for the three months ended March 31, 2022 and 2023, paid to related parties)	4,810	4,996
Debt modification costs	228	—
Depreciation	2,942	2,850
Amortization	334	543
Change in the estimated fair value of contingent earn-out consideration	(5)	(2)
Impairment of indefinite-lived long-term assets other than goodwill	—	2,124
Net (gain) loss on the disposition of assets	(1,735)	(21)

Total operating expenses	57,635	67,669

Operating income (loss)	4,974	(4,180)

Other income (expense):
Interest income	—	13
Interest expense	(3,394)	(3,431)
Gain (loss) on early retirement of long-term debt	(53)	(60)
Earnings from equity method investment	—	8
Net miscellaneous income and expenses	1	220

Net income (loss) before income taxes	1,528	(7,430)
Benefit from income taxes	(211)	(2,276)

Net income (loss)	$1,739	$(5,154)

Basic earnings (loss) per share data:
Basic earnings (loss) per share Class A and Class B common stock	$0.06	$(0.19)
Diluted earnings (loss) per share data:
Diluted earnings (loss) per share Class A and Class B common stock	$0.06	$(0.19)
Basic weighted average Class A and Class B shares outstanding	27,177,375	27,216,787

Diluted weighted average Class A and Class B shares outstanding	27,610,407	27,216,787

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data
)

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2021	23,922,974	$232	5,553,696	$56	$248,438	$(36,509)	$(34,006)	$178,211
Stock-based compensation	—	—	—	—	106	—	—	106
Options exercised	40,913	—	—	—	94	—	—	94
Lapse of restricted shares	14,854	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,739	—	1,739

Stockholders’ equity, March 31, 2022	23,978,741	$232	5,553,696	$56	$248,638	$(34,770)	$(34,006)	$180,150

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2022	23,980,741	$232	5,553,696	$56	$248,820	$(39,745)	$(34,006)	$175,357
Stock-based compensation	—	—	—	—	75	—	—	75
Net loss	—	—	—	—	—	(5,154)	—	(5,154)

Stockholders’ equity, March 31, 2023	23,980,741	$232	5,553,696	$56	$248,895	$(44,899)	$(34,006)	$170,278

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2023
OPERATING ACTIVITIES
Net income (loss)	$1,739	$(5,154)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	106	75
Depreciation and amortization	3,276	3,393
Amortization of deferred financing costs	247	480
Non-cash lease expense	2,202	2,253
Accretion of acquisition-related deferred payments and contingent earn-out consideration	—	5
Provision for bad debts	(209)	(612)
Deferred income taxes	(5)	(2,243)
Change in the estimated fair value of contingent earn-out consideration	(5)	(2)
Impairment of indefinite-lived long-term assets other than goodwill	—	2,124
(Gain) loss on early retirement of long-term debt	53	60
Net (gain) loss on the disposition of assets	(1,735)	(21)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(2,229)	2,860
Income tax receivable	—	(38)
Inventories	(411)	(195)
Prepaid expenses and other current assets	(748)	(987)
Accounts payable and accrued expenses	4,024	1,039
Operating lease liabilities	(1,852)	(2,596)
Contract liabilities	136	(985)
Deferred rent income	(58)	(20)
Other liabilities	—	(6)
Income taxes payable	(218)	—

Net cash provided by (used in) operating activities	4,313	(570)

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(3,439)	(2,614)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(40)	(18)
Purchases of broadcast assets and radio stations	(540)	(5,535)
Purchases of digital media businesses and assets	—	(25)
Equity investment in limited liability corporations	(2,000)	(1,500)
Proceeds from sale of long-lived assets	2,001	—
Other	(858)	190

Net cash used in investing activities	(4,876)	(9,502)

FINANCING ACTIVITIES
Proceeds from 2028 Notes	—	44,685
Payments to repurchase 2024 Notes	(2,531)	(38,966)
Proceeds from borrowings under ABL Facility	6,257	61,593
Payments on ABL Facility	(6,257)	(52,367)
Payments of debt issuance costs	—	(3,957)
Payments of acquisition-related contingent earn-out consideration	—	(1)
Proceeds from the exercise of stock options	94	—
Payments on financing lease liabilities	(16)	(15)
Book overdraft	1,231	(897)

Net cash provided by (used in) financing activities	(1,222)	10,075

Net increase (decrease) in cash and cash equivalents	(1,785)	3
Cash and cash equivalents at beginning of year	1,785	—

Cash and cash equivalents at end of period	$—	$3

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$63	$1,029
Cash paid for interest on finance lease liabilities	$2	$1
Net cash paid for (received from) income taxes	$12	$5
Other supplemental disclosures of cash flow information:
Barter revenue	$846	$736
Barter expense	$759	$792
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$40	$18
Right-of-use assets acquired through operating leases	$5,011	$3,125
Right-of-use assets acquired through financing leases	$14	$—
Net assets and liabilities assumed in a non-cash acquisition	$—	$5,020
Estimated present value of contingent-earn out consideration	$6	$554

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
Information with respect to the three months ended March 31, 2023 and 2022 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
.
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
for the year ended December 31, 2022. Our results are subject to seasonal fluctuations and therefore, the results of operations for the interim periods presented are not necessarily indicative of the results of operations for a full year.
The balance sheet at December 31, 2022 included in this report has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP. Certain reclassifications have been made to the prior year financial statements to conform to the presentation in the current year, which had no impact on the previously reported financial statements.
Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates require the use of judgment as future events, and the effect of these events cannot be predicted with certainty.
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
for the year ended December 31, 2022 filed with the SEC on March 10, 2023, that have had a material impact on our Condensed Consolidated Financial Statements and related notes.
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
We monitor equity method investments for impairment and record a reduction in the carrying value if the carrying value exceeds the estimated fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. There were no indications of impairment at March 31, 2023.
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
Accounting Standards Adopted in 2023
In September 2022, the FASB issued ASU
2022-04
, Liabilities – Supplier Finance Programs (Subtopic
405-50):
Disclosure of Supplier Finance Program Obligations
, to enhance the transparency about the use of supplier finance programs. The ASU was effective January 1, 2023, and is to be applied retrospectively with early adoption permitted. We do not currently utilize Supplier Finance programs, therefore, the adoption of ASU
No. 2022-04
did not have a material impact on our condensed consolidated financial position, results of operations, cash flows, or presentation thereof.
In March 2022, the FASB issued ASU
2022-02,
 Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures
 (Topic 326):
 Financial Instruments – Credit Losses
. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables made to borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The ASU was effective January 1, 2023, and is required to be applied prospectively, except for the recognition and measurement of TDRs which can be applied on a modified retrospective basis. The adoption of ASU
No. 2022-02
did not have a material impact on our condensed consolidated financial position, results of operations, cash flows, or presentation thereof.
In
 October 2021,
 the FASB issued ASU
 2021
-
08,
 Business Combinations (Topic
 805
): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic
 606
) rather than adjust them to fair value at the acquisition date. The ASU was effective January 1, 2023, with early adoption permitted. The adoption of ASU
No. 2021-08
did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.
Recent Accounting Standards or Updates Not Yet Effective
In June 2022, the FASB issued ASU
2022-03,
Fair Valu
e
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
NOTE 3. RECENT TRANSACTIONS
During the three-month period ended March 31, 2023, we completed or entered into the following transactions:

Debt Transactions
On March 20, 2023, we issued $44.7 million in new 7.125% Senior Secured Notes due 2028 (“2028 Notes”) at a discount of $41.9 million resulting in an effective yield of 8.625%. We used a portion of the proceeds of this borrowing to redeem the remaining $36.5 million of 6.75% Senior Secured Notes due 2024 (“2024 Notes”). The redemption of the 2024 Notes closed on March 27, 2023.
On January 19, 2023, we repurchased $2.5 million of the 2024 Notes at 97.25% of face value recognizing a gain of $39,000 after adjusting for debt issue costs.
Acquisitions
We invested in a limited liability company that will own, distribute, and market a motion picture. The investment of $1.5 million at March 31, 2023 is reflected at cost in other assets.
On March 24, 2023, we closed on the acquisition of Digital Felt Productions and the digital content library through its www.digitalfelt.com domain and website for $25,000 in cash
.
On February 1, 2023, we closed the acquisition of the George Gilder Report and other digital newsletters and related website assets. We assumed the deferred subscription liabilities paying no cash at the time of closing. We will pay the seller 25% of net revenue generated from sales of most Eagle Financial products during the next year to subscribers who are on George Gilder subscriber lists that are not already on Eagle Financial lists. We recorded goodwill of approximately $1.2 million associated with the expected synergies to be realized upon combining the operations into our digital media platform within Eagle Financial Publications. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.
On January 10, 2023, we closed the acquisition of radio stations
WWFE-AM,
WRHC-AM,
two FM translators and six office condominiums in Miami, Florida for $3.0 million in cash
.
On January 6, 2023, we closed on the acquisition of radio station
WMYM-AM
and an FM translator in Miami, Florida for $3.2 million
 in cash
.
The total purchase price consideration for our business acquisitions and asset purchases during the three-month period ending March 31, 2023, is as follows:

Description	Total Consideration
(Dollars in thousands)

Cash payments made upon closing	$5,568
Escrow deposits paid in prior years	750
Fair value of contingent earn-out consideration	263

Total purchase price consideration	$6,581

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

		Net Broadcast Assets Acquired	Net Digital Media Assets Acquired	Total Net Assets
Assets
	Property and equipment	$2,671	$39	$2,710
	Broadcast licenses	3,542	—	3,542
	Goodwill	80	1,181	1,261
	Domain and brand names	—	718	718
	Subscriber base and lists	—	1,769	1,769
	Non-Compete agreement	—	1,601	1,601

Liabilities
	Contract liabilities	—	(5,020)	(5,020)

		$6,293	$288	$6,581

Pending Transactions
In June 2022 we entered into agreements to sell radio stations
KLFE-AM
and
KNTS-AM
in Seattle, Washington for $0.7 million subject to approval of the Federal Communications Commission (“FCC.”) Radio station
KLFE-AM
is being programmed under a Time Brokerage Agreement (“TBA”) as of August 1, 2022.

NOTE 4. REVENUE RECOGNITION
The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Three Months Ended March 31, 2023
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$13,526	$—	$—	$13,526
Block Programming – Local	6,017	—	—	6,017

Broadcast Programming Revenue	19,543	—	—	19,543

Spot Advertising – National	2,889	—	—	2,889
Spot Advertising – Local	9,427	—	—	9,427
Network Advertising	5,114	—	—	5,114

Broadcast Advertising Revenue	17,430	—	—	17,430

Infomercials	183	—	—	183
Other Revenue	1,995	—	—	1,995

Other Broadcast Revenue	2,178	—	—	2,178

Digital Advertising	7,284	3,903	—	11,187
Digital Streaming	1,519	861	—	2,380
Digital Downloads	25	1,741	—	1,766
Digital Subscriptions	213	3,983	—	4,196
Other Digital Revenue	148	22	—	170

Digital Revenue	9,189	10,510	—	19,699

Book Sales	—	—	2,864	2,864
Estimated Sales Returns & Allowances	—	—	(489)	(489)

Net Book Sales	—	—	2,375	2,375

E-Book Sales	—	—	269	269
Self-Publishing Fees	—	—	1,846	1,846
Other Publishing Revenue	—	—	149	149

Publishing Revenue	—	—	4,639	4,639

	$48,340	$10,510	$4,639	$63,489

Timing of Revenue Recognition
Point in Time	$47,885	$10,510	$4,639	$63,034
Rental Income (1)	455	—	—	455

	$48,340	$10,510	$4,639	$63,489

	Three Months Ended March 31, 2022
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$13,059	$—	$—	$13,059
Block Programming – Local	6,173	—	—	6,173

Broadcast Programming Revenue	19,232	—	—	19,232

Spot Advertising – National	3,641	—	—	3,641
Spot Advertising – Local	10,283	—	—	10,283
Network Advertising	4,831	—	—	4,831

Broadcast Advertising Revenue	18,755	—	—	18,755

Infomercials	191	—	—	191
Other Revenue	2,048	—	—	2,048

Other Broadcast Revenue	2,239	—	—	2,239

Digital Advertising	6,636	4,539	—	11,175
Digital Streaming	1,190	901	—	2,091
Digital Downloads	43	1,664	—	1,707
Digital Subscriptions	257	3,152	—	3,409
Other Digital Revenue	80	44	—	124

Digital Revenue	8,206	10,300	—	18,506

Book Sales	—	—	2,561	2,561
Estimated Sales Returns & Allowances	—	—	(835)	(835)

Net Book Sales	—	—	1,726	1,726

E-Book Sales	—	—	287	287
Self-Publishing Fees	—	—	1,727	1,727
Other Publishing Revenue	—	—	137	137

Publishing Revenue	—	—	3,877	3,877

	$48,432	$10,300	$3,877	$62,609

Timing of Revenue Recognition
Point in Time	$47,827	$10,300	$3,877	$62,004
Rental Income (1)	605	—	—	605

	$48,432	$10,300	$3,877	$62,609

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
Contract Assets
Contract Assets – Costs to Obtain a Contract:
We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Condensed Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At March 31, 2023, our prepaid commission expense was $0.7 million.
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
Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term

	(Dollars in thousands)
Balance, beginning of period January 1, 2023	$11,901	$1,886
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(4,308)	—
Additional amounts recognized during the period	8,600	3,060
Revenue recognized during the period that was recorded during the period	(3,317)	—
Transfers	720	(720)

Balance, end of period March 31, 2023	$13,596	$4,226

Amount refundable at beginning of period	$11,901	$1,886
Amount refundable at end of period	$13,596	$4,226
We expect to satisfy these performance obligations as follows:

Amount
For the Year Ended March 31,	(Dollars in thousands)
2024	$13,596
2025	2,364
2026	1,044
2027	343
2028	87
Thereafter	388

$17,822

Significant Financing Component
The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year
term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between April 1, 2023, and March 31, 2028. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under FASB ASC Topic 606.
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
Trade and barter revenues and expenses were as follows:

	Three Months Ended March 31,

	2022	2023
Net broadcast barter revenue	$846	$736
Net broadcast barter expense	$759	$792

NOTE 5. INVENTORIES
Inventories consist of finished books from Regnery
®
Publishing. All inventories are valued at the lower of cost or net realizable value as determined on a weighted average cost method.
NOTE 6. PROPERTY AND EQUIPMENT
We account for property and equipment in accordance with FASB ASC Topic
360-10,
Property, Plant and Equipment
.
The following is a summary of the categories of our property and equipment:

	As of

	December 31, 2022	March 31, 2023

	(Dollars in thousands)
Buildings	$28,523	$28,566
Office furnishings and equipment	37,162	37,567
Antennae, towers and transmitting equipment	76,950	77,755
Studio, production, and mobile equipment	30,267	30,673
Computer software and website development costs	42,304	42,562
Automobiles	1,633	1,615
Leasehold improvements	19,131	19,393

	$235,970	$238,131
Less accumulated depreciation	(191,638)	(194,407)

	44,332	$43,724

Land	$27,070	27,070
Construction-in-progress	9,894	12,895

Property and Equipment, net	$81,296	$83,689

Depreciation expense was approximately $2.9 million for the three-month periods ended March 31, 2023 and 2022. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the three months ended March 31, 2023.
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
Operating leases are reflected on our balance sheet within operating lease ROU assets and the related current and non-current
operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the lease terms. Variable lease costs, such as common area maintenance, property taxes and insurance, are expensed as incurred.
Due to the adverse economic impact of the
COVID-19
pandemic, we negotiated with our landlords in early 2020 to obtain rent concessions to improve our short-term liquidity. In accordance with the FASB’s recent Staff Q&A regarding rent concessions related to the effects of the
COVID-19
pandemic, we did not apply the lease modification guidance under FASB ASC Topic 842 to rent concessions that resulted in total payments required under the modified contract were substantially the same as or less than total payments required by the original contract. For qualifying rent abatement concessions, we recorded negative lease expense for abatement during the period of relief. At December 31, 2022, $0.2 million of the deferred cash payments remained with $26,000 payable in 2023 and the remainder payable in 2024.

Balance Sheet
Supplemental balance sheet information related to leases is as follows:

	March 31, 2023
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$8,409	$35,867	$44,276
Operating lease liabilities (current)	$996	$7,442	$8,438
Operating lease liabilities (non-current)	7,549	34,960	42,509

Total operating lease liabilities	$8,545	$42,402	$50,947

Weighted Average Remaining Lease Term
Operating leases	7.4 years
Finance leases	2.5 years
Weighted Average Discount Rate
Operating leases	8.43%
Finance leases	6.97%
Lease Expense
The components of lease expense were as follows:

Three Months Ended March 31, 2023
(Dollars in thousands)
Amortization of finance lease ROU Assets	$11
Interest on finance lease liabilities	1

Finance lease expense	12
Operating lease expense	3,285
Variable lease expense	398
Short-term lease expense	136

Total lease expense	$3,831

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2023
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,540
Operating cash flows from finance leases	1
Financing cash flows from finance leases	15
Leased assets obtained in exchange for new operating lease liabilities	$3,125
Leased assets obtained in exchange for new finance lease liabilities	—
Maturities
Future minimum lease payments under leases that had initial or remaining non-cancelable
lease terms in excess of one year as of March 31, 2023, are as follows:

Future minimum lease payments required under leases that have initial or remaining non- cancelable lease terms in excess of one year as of March 31, 2020, are as follows:	Operating Leases
	Related Party	Other	Total	Finance Leases	Total

	(Dollars in thousands)
2023 (Apr-Dec)	$1,700	$11,011	$12,711	$40	$12,751
2024	1,860	10,018	11,878	19	11,897
2025	1,895	8,864	10,759	11	10,770
2026	1,701	6,776	8,477	3	8,480
2027	1,223	3,858	5,081	1	5,082
Thereafter	1,082	23,207	24,289	—	24,289

Undiscounted Cash Flows	$9,461	$63,734	$73,195	$74	$73,269

Less: imputed interest	(916)	(21,332)	(22,248)	(6)	(22,254)

Total	$8,545	$42,402	$50,947	$68	$51,015

Reconciliation to lease liabilities:
Lease liabilities – current	$996	$7,442	$8,438	$37	$8,475
Lease liabilities – long-term	7,549	34,960	42,509	31	42,540

Total Lease Liabilities	$8,545	$42,402	$50,947	$68	$51,015

NOTE 8. BROADCAST LICENSES
We account for broadcast licenses in accordance with FASB ASC Topic 350
Intangibles—Goodwill and Other
. We do not amortize broadcast licenses, but rather test for impairment annually or more frequently if events or circumstances indicate that the value may be impaired. In the case of our broadcast radio stations, we would not be able to operate the properties without the related broadcast license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal fee that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal and all of our broadcast licenses have been renewed at the end of their respective periods. We expect all of our broadcast licenses to be renewed in the future and therefore, we consider our broadcast licenses to be indefinite-lived intangible assets. We are not aware of any legal, competitive, economic, or other factors that materially limit the useful life of our broadcast licenses. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us in determining the asset values associated with the acquisition of radio station
WMYM-AM
in Miami, Florida, which was determined to be less than the purchase price. Based on our review and analysis, we recorded an impairment charge of $2.1 million during the three months ended March 31, 2023.
The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2022	Three Months Ended March 31, 2023

	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$434,444	$429,890
Accumulated loss on impairment, beginning of period	(114,436)	(126,116)

Balance after cumulative loss on impairment, beginning of period	320,008	303,774

Acquisitions of radio station and FM Translators	514	3,542
Disposition of radio stations and FM translators	(2,763)	—
Loss on impairment	(13,985)	(2,124)

Balance, end of period after cumulative loss on impairment	$303,774	$305,192

Balance, end of period before cumulative loss on impairment	$429,890	$433,432
Accumulated loss on impairment, end of period	(126,116)	(128,240)

Balance, end of period after cumulative loss on impairment	$303,774	$305,192

NOTE 9. GOODWILL

We account for goodwill in accordance with FASB ASC Topic 350
Intangibles—Goodwill and Other
. We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment testing during the fourth quarter of each year, which coincides with our budget and planning process for the upcoming year. There were no indications of impairment during the three months ended March 31, 2023.
The following table presents the changes in goodwill including business acquisitions and dispositions as discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2022	Three Months Ended March 31, 2023

	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,749	$28,976
Accumulated loss on impairment	(4,763)	(4,891)

Balance, beginning of period after cumulative loss on impairment	23,986	24,085

Acquisitions of radio stations	—	80
Acquisitions of digital media entities	226	1,181
Loss on impairment	(127)	—

Ending period balance	$24,085	$25,346

Balance, end of period before cumulative loss on impairment	28,976	30,237
Accumulated loss on impairment	(4,891)	(4,891)

Ending period balance	$24,085	$25,346

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS
The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of March 31, 2023
		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)
Customer lists and contracts	$24,186	$(23,216)	$970
Domain and brand names	20,696	(19,782)	914
Favorable and assigned leases	2,188	(1,976)	212
Subscriber base and lists	10,416	(8,650)	1,766
Author relationships	3,070	(2,796)	274
Non-compete agreements	3,653	(2,135)	1,518
Other amortizable intangible assets	1,411	(1,371)	40

	$65,620	$(59,926)	$5,694

	As of December 31, 2022
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$24,186	$(23,006)	$1,180
Domain and brand names	19,978	(19,704)	274
Favorable and assigned leases	2,188	(1,975)	213
Subscriber base and lists	8,647	(8,531)	116
Author relationships	3,070	(2,771)	299
Non-compete agreements	2,052	(2,044)	8
Other amortizable intangible assets	1,411	(1,352)	59

	$61,532	$(59,383)	$2,149

Amortization expense was approximately $0.5 million and $0.3 million for the three-month periods ended March 31, 2023 and 2022, respectively. Based on the amortizable intangible assets held at of March 31, 2023, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2023 (Apr – Dec)	$1,695
2024	1,692
2025	1,506
2026	367
2027	237
Thereafter	197

Total	$5,694

NOTE 11. LONG-TERM DEBT
Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
Long-term debt consists of the following:

	December 31, 2022	March 31, 2023

	(Dollars in thousands)
2028 Notes	$114,731	$159,416
Less unamortized discount and debt issuance costs	(3,253)	(7,375)

2028 Notes, net carrying value	111,478	152,041

2024 Notes	39,035	—
Less unamortized debt issuance costs	(146)	—

2024 Notes, net carrying value	38,889	—

Asset-Based Revolving Credit Facility principal outstanding (1)	8,958	18,184

Long-term debt less unamortized discount and debt issuance costs	$159,325	$170,225

Less current portion	8,958	18,184

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$150,367	$152,041

(1)
As of March 31, 2023, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $25.1 million, $18.2 million in outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $6.6 million borrowing base availability.

Our weighted average interest rate was 7.08% and 6.85% at December 31, 2022, and March 31, 2023.
In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of March 31, 2023:

•	$159.4 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	Outstanding borrowings under the ABL facility, with interest payments due at LIBOR plus 1.5% to 2.0% per annum or prime rate plus 0.5% to 1.0% per annum; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facilit y .
2028 Notes
On March 20, 2023, we issued $44.7 million in new 7.125% Senior Secured Notes due in 2028 at a discount of $41.9 million resulting in an effective yield of 8.625%. We used a portion of the proceeds of this borrowing to redeem the remaining $36.5 million of 6.75% Senior Secured Notes due. The redemption of the 2024 Notes closed on March 27, 2023.
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
The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding at March 31, 2023, we are required to pay $11.4 million per year in interest. As of March 31, 2023, accrued and unpaid interest on the 2028 Notes was $2.8 million.

The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v)
merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At March 31, 2023, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $9.1 million, of which $0.2 million of third-party debt modification costs were expensed during the three months ended March 31, 2022. During the three-months ended March 31, 2023 and 2022, $0.4 million and $0.2 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.
2024 Notes
On May 19, 2017, we issued 6.75% Senior Secured Notes (“2024 Notes”) in a private placement. The 2024 Notes were guaranteed on a senior secured basis by our existing subsidiaries (“Subsidiary Guarantors”). The 2024 Notes accrued interest at a rate of 6.75% per year and were maturing on June 1, 2024, unless they were earlier redeemed or repurchased. Interest was payable semi-annually, in cash in arrears, on June 1 and December 1 of each year.
The 2024 Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral as described below. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
We recorded debt issuance costs of $6.3 million as a reduction of the debt proceeds being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During the three months ended March 31, 2022 and 2023, $0.1 million and $20,000, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
On March 27, 2023, we redeemed the remaining $36.5 million of 2024 Notes and paid $0.8 million in accrued but unpaid interest through the redemption date.
Based on the then existing market conditions, we completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)

	(Dollars in thousands)
January 19, 2023	$2,500	$2,431	98.95%	$30	$39
December 19, 2022	4,650	4,557	98.00%	57	36
December 14, 2022	1,000	965	96.50%	5	30
June 13, 2022	5,000	4,947	98.95%	35	18
June 10, 2022	3,000	2,970	99.00%	21	9
June 7, 2022	2,464	2,446	99.25%	17	1
May 17, 2022	2,525	2,500	99.00%	18	7
January 12, 2022	2,500	2,531	101.26%	22	(53)
December 10, 2021	35,000	35,591	101.69%	321	(912)
October 25, 2021	2,000	2,020	101.00%	19	(39)
October 12, 2021	250	251	100.38%	2	(3)
October 5, 2021	763	766	100.38%	7	(10)
October 4, 2021	628	629	100.13%	6	(7)
September 24, 2021	4,700	4,712	100.25%	44	(56)
January 30, 2020	2,250	2,194	97.50%	34	22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$105,639	$102,902		$1,310	$1,427

Asset-Based Revolving Credit Facility
On May 19, 2017, we entered into the ABL Facility pursuant to a Credit Agreement (“Credit Agreement”) by and among us and our subsidiaries, parties thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.
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
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of March 31, 2023, the amount available under the ABL Facility was $
25.1
 million of which $18.2 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the notes priority collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
The Credit Agreement includes a springing fixed charge coverage ratio of 1.0 to 1.0
, which is tested during the period commencing on the last day of the fiscal month most recently ended prior to the date on which Availability (as defined in the Credit Agreement) is less than the greater of 15% of the Maximum Revolver Amount (as defined in the Credit Agreement) and $4.5 million and continuing for a period of 60 consecutive days after the first day on which Availability exceeds such threshold amount. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict or limit our ability and the ability of our subsidiaries to (i) incur additional indebtedness; (ii) make investments; (iii) make distributions, loans or transfers of assets; (iv) enter into, create, incur, assume or suffer to exist any liens, (v) sell assets; (vi) enter into transactions with affiliates; (vii) merge or consolidate with, or dispose of all assets to a third party, except as permitted thereby; (viii) prepay indebtedness (which does not include bond repurchases); and (ix) pay dividends.
The Credit Agreement provides for the following events of default:
(i) non-payment
of any principal or letter of credit reimbursement when due or any interest, fees, or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the administrative agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At March 31, 2023, we were, and we remain, in compliance with all of the covenants under the Credit Agreement.
We recorded debt issue costs of $0.9 million as an asset being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three months ended March 31, 2023 and 2022, $23,000 of debt issuance costs associated with the ABL Facility was amortized to interest expense. At March 31, 2023, the blended interest rate on amounts outstanding under the ABL Facility was 6.74%.
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

Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2023 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended March 31,	(Dollars in thousands)
2024	$18,184
2025	—
2026	—
2027	—
2028	159,416
Thereafter	—

$177,600

NOTE 12. FAIR VALUE MEASUREMENTS
As of March 31, 2023, the carrying value of cash and cash equivalents, accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes on March 31, 2023 was $159.4 million compared to the estimated fair value of $145.8 million, based on the prevailing interest rates and trading activity of our Notes.
We have certain assets that are measured at fair value on a
non-recurring
basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.
The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	March 31, 2023
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3

	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$554	—	—	$554
Long-term debt less unamortized discount and debt issuance costs	170,225	—	159,567	—
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
The economic uncertainty from the

COVID-19

pandemic provided additional negative evidence that outweighed positive evidence which resulted in recognition of a valuation allowance in 2020 on federal and state net operating loss carry forwards. The
v
aluation allowance related to the federal and state net operating loss carry forwards was $39.1 million and $40.0 million as of December 31, 2021 and 2022, respectively.
As the economy continues to come out of the

COVID-19

pandemic
and

stay-at-home shelter orders, we
continue to monitor our budget; however, at this time we have determined it is more likely than not that a reasonable forecast beyond the current year does not provide enough evidence to measure the realization of December 31, 2022 and March 31, 2023 deferred tax assets.
During the interim period ended March 31, 2023, we computed the income tax provision using the estimated effective annual rate applicable for the full year. We updated our forecast to project taxable income for the 2023 calendar year. In accordance with the guidance under FASB ASC Topic 740-270-25-4, we measured the estimated utilization of the operating loss carryforwards and the release of the valuation allowance for both federal and state jurisdictions.
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
NOTE 15. STOCK INCENTIVE PLAN
The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2022	2023
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$2	$35
Restricted stock shares compensation expense included in corporate expenses	54	—
Stock option compensation expense included in broadcast operating expenses	30	26
Stock option compensation expense included in digital media operating expenses	20	13
Stock option compensation expense included in publishing operating expenses	—	1

Total stock-based compensation expense, pre-tax	$106	$75

Tax provision for stock-based compensation expense	(28)	(19)

Total stock-based compensation expense, net of tax	$78	$56

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2023
Expected volatility	84.69%	87.94%
Expected dividends	0.00%	0.00%
Expected term (in years)	9.5	8.4
Risk-free interest rate	1.61%	3.69%

Activity with respect to our option awards during the three-month period ended March 31, 2023 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2023	1,706,340	$2.68	$1.23	4.2 years	$—
Granted	1,249,500	1.06	0.87		—
Exercised	—	—	—		—
Forfeited or expired	(119,747)	4.94	1.43		—

Outstanding at March 31, 2023	2,836,093	1.89	1.07	6.0 years	$37

Exercisable at March 31, 2023	1,083,343	2.76	1.20	3.2 years	—

Expected to Vest	1,664,236	1.90	1.07	6.0 years	$35

Activity with respect to our restricted stock awards during the three-month period ended March 31, 2023 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2023	14,854	3.66	1.20	$16
Granted	—	—	—	—
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2023	14,854	3.66	1.0	$16

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 31, 2023 of $1.09 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended March 31, 2023 and 2022, was $0.1 million and $0.2 million, respectively.
As of March 31, 2023, there was $1.3 million of total unrecognized compensation cost related to non-vested
stock option awards. This cost is expected to be recognized over a weighted-average period of 3.2 years.
NOTE 16. EQUITY TRANSACTIONS
We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “
Compensation-Stock Compensation
.” As a result, $0.1 million of
non-cash
stock-based compensation expense has been recorded to additional paid-in
capital for each of the three-month periods ended March 31, 2023 and 2022.
NOTE 17. SEGMENT DATA
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
Salem Podcast Network (“SPN”), is a highly specialized platform for conservative, political, news, and family-oriented podcasts. SPN reaches over 13 million downloads per month, and regularly ranks amongst the top 100 most downloaded news and political podcasts according to the Apple Podcast Rankings.
SalemNOW is our online destination to a watch variety of
on-demand.
SalemNOW is dedicated exclusive conservative and faith-based films consisting of box office hits, acclaimed documentaries, music festivals, interviews with top Christian artists, events with our conservative talk show hosts and many other videos. SalemNOW can be found on mobile apps, and streaming services such as Roku, Apple TV, Amazon Fire Stick and select smart TVs.
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
The table below presents financial information for each operating segment as of March 31, 2023 and 2022 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Three Months Ended March 31, 2023
Net revenue	$48,340	$10,510	$4,639	$—	$63,489
Operating expenses	42,809	8,994	5,376	4,996	62,175

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments and net (gain) loss on the disposition of assets	$5,531	$1,516	$(737)	$(4,996)	$1,314

Depreciation	1,555	1,026	63	206	2,850
Amortization	—	518	25	—	543
Change in the estimated fair value of contingent earn-out consideration	—	(2)	—	—	(2)
Impairment of indefinite-lived long-term assets other than goodwill	2,124	—	—	—	2,124
Net (gain) loss on the disposition of assets	(22)	—	—	1	(21)

Net operating income (loss)	$1,874	$(26)	$(825)	$(5,203)	$(4,180)

Three Months Ended March 31, 2022
Net revenue	$48,432	$10,300	$3,877	$—	$62,609
Operating expenses	38,121	8,473	4,467	4,810	55,871

Net operating income (loss) before debt modification costs, depreciation, amortization, change in the estimated fair value of contingent earn-out consideration and net (gain) loss on the disposition of assets	$10,311	$1,827	$(590)	$(4,810)	$6,738

Debt modification costs	—	—	—	228	228
Depreciation	1,656	941	80	265	2,942
Amortization	4	330	—	—	334
Change in the estimated fair value of contingent earn-out consideration	—	(5)	—	—	(5)
Net (gain) loss on the disposition of assets	(1,738)	—	—	3	(1,735)

Net operating income (loss)	$10,389	$561	$(670)	$(5,306)	$4,974

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated

	(Dollars in thousands)
As of March 31, 2023
Inventories, net	$—	$—	$1,708	$—	$1,708
Property and equipment, net	66,480	7,539	513	9,157	83,689
Broadcast licenses	305,192	—	—	—	305,192
Goodwill	2,703	21,197	1,446	—	25,346
Amortizable intangible assets, net	212	5,208	274	—	5,694
As of December 31, 2022
Inventories, net	$—	$—	$1,513	$—	$1,513
Property and equipment, net	63,634	7,751	546	9,365	81,296
Broadcast licenses	303,774	—	—	—	303,774
Goodwill	2,623	20,016	1,446	—	24,085
Amortizable intangible assets, net	213	1,637	299	—	2,149
NOTE 18. SUBSEQUENT EVENTS
Subsequent events reflect all
applicable
transactions through the date of the
filing
.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-Q and our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. Our Condensed Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Condensed Consolidated Financial Statements on Form 10-Q for details of each of these transactions.

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

Overview

Salem Media Group, Inc. (“Salem”) is a domestic multimedia company specializing in Christian and conservative content, with media properties comprising radio broadcasting, digital media, and publishing. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (‘‘SEC’’). The information on our website is not a part of or incorporated by reference into this or any other report of the company filed with, or furnished to, the SEC.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case revenue is reported net of the commission retained by the agency. During the three months ended March 31, 2023 and 2022, 98% of our broadcast revenue was sold for cash.

The primary operating expenses incurred by our broadcast businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses, (iv) production and programming expenses, and (v) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities.

Digital Media

Our digital media based businesses provide Christian, conservative, investing, audio and video streaming, and other resources digitally through the web. Refer to Item 1. Business of our annual report on Form 10-K for the year ended December 31, 2022 for a description of each of our digital media websites and operations. Revenue generated from this segment is reported as digital media revenue in our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q.

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

Publishing

Our publishing operations include book publishing through Regnery® Publishing, and self-publishing through Salem Author Services. Refer to Item 1. Business of our annual report on Form 10-K for the year ended December 31, 2022 for a description of each of our publishing entities. Revenue generated from this segment is reported as publishing revenue in our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q. Publishing revenue is impacted by the retail price of books and e-books, the number of books sold, the number and retail price of e-books sold, and the number and rate at which self-published books are published. Regnery® Publishing revenue is impacted by elections as it generates higher levels of interest and demand for publications containing conservative and political based opinions.

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

Revenue growth from the sale of broadcast airtime is negatively impacted by audiences spending less time commuting, certain automobile manufacturers removing AM radio receivers, increases in other forms of content distribution, and decreases in the length of time spent listening to broadcast radio as compared to audio streaming services, podcasts, and satellite radio. These factors may lead advertisers to conclude that the effectiveness of radio has diminished. We continue to enhance our digital assets to complement our broadcast content. The increased use of smart speakers and other voice activated platforms that provide audiences with the ability to access AM and FM radio stations offers potential sources for radio broadcasters to reach audiences.

Our broadcast advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 15.3% and 18.4%, respectively, of our total net broadcast advertising revenue during the three-month period ended March 31, 2023 compared to 13.2% and 18.3%, respectively, of our total net broadcast advertising revenue during the same period of the prior year.

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

We apply a similar methodology to our digital media and publishing group. Digital Media Operating Income is defined as net digital media revenue less digital media operating expenses. Publishing Operating Loss is defined as net publishing revenue less publishing operating expenses. Digital Media Operating Income and Publishing Operating Loss are not measures of performance in accordance with GAAP. Our presentations of these non-GAAP financial performance measures are not to be considered a substitute for or superior to our operating results reported in accordance with GAAP. We believe that Digital Media Operating Income and Publishing Operating Loss are useful non-GAAP financial measures to investors, when considered in conjunction with operating income (the most directly comparable GAAP financial measure), because they are comparable to those used to measure performance of our broadcasting entities. We use this analysis as one of the key measures of operating efficiency, profitability and in our internal review. This measurement does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash activity in accordance with GAAP and our income statement presents our financial performance in accordance with GAAP. Our definitions of Digital Media Operating Income and Publishing Operating Loss are not necessarily comparable to similarly titled measures reported by other companies.

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

	Three Months Ended March 31,
	2022	2023

	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$48,432	$48,340
Net broadcast revenue – acquisitions	—	(205)
Net broadcast revenue – dispositions	(47)	3
Net broadcast revenue – format change	—	—

Same Station net broadcast revenue	$48,385	$48,138

Reconciliation of Broadcast Operating Expenses to Same Station Broadcast Operating Expenses
Broadcast operating expenses	$38,121	$42,809
Broadcast operating expenses – acquisitions	(15)	(659)
Broadcast operating expenses – dispositions	(25)	(25)
Broadcast operating expenses – format change	—	—

Same Station broadcast operating expenses	$38,081	$42,125

Reconciliation of Operating Income (Loss) to Same Station Operating Income
Station Operating Income	$10,311	$5,531
Station operating loss –acquisitions	15	454
Station operating (income) loss – dispositions	(22)	28
Station operating loss – format change	—	—

Same Station – Station Operating Income	$10,304	$6,013

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2022	2023

	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net broadcast revenue	$48,432	$48,340
Less broadcast operating expenses	(38,121)	(42,809)

Station Operating Income	$10,311	$5,531

Net digital media revenue	$10,300	$10,510
Less digital media operating expenses	(8,473)	(8,994)

Digital Media Operating Income	$1,827	$1,516

Net publishing revenue	$3,877	$4,639
Less publishing operating expenses	(4,467)	(5,376)

Publishing Operating Loss	$(590)	$(737)

In the table below, we present a reconciliation of net income (loss), the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2022	2023

	(Dollars in thousands)
Reconciliation of Net Income to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net income (loss)	$1,739	$(5,154)
Plus benefit from income taxes	(211)	(2,276)
Plus net miscellaneous income and (expenses)	(1)	(220)
Plus (gain) loss on early retirement of long-term debt	53	60
Plus earnings from equity method investment	—	(8)
Plus interest expense, net of capitalized interest	3,394	3,431
Less interest income	—	(13)

Net operating income (loss)	$4,974	$(4,180)

Plus net (gain) loss on the disposition of assets	(1,735)	(21)
Plus change in the estimated fair value of contingent earn-out consideration	(5)	(2)
Plus debt modification costs	228	—
Plus impairment of indefinite-lived long-term assets other than goodwill	—	2,124
Plus depreciation and amortization	3,276	3,393
Plus unallocated corporate expenses	4,810	4,996

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$11,548	$6,310

Station Operating Income	$10,311	$5,531
Digital Media Operating Income	1,827	1,516
Publishing Operating Loss	(590)	(737)

	$11,548	$6,310

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended
	March 31,
	2022	2023

	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income
Net income (loss)	$1,739	$(5,154)
Plus interest expense, net of capitalized interest	3,394	3,431
Plus benefit from income taxes	(211)	(2,276)
Plus depreciation and amortization	3,276	3,393
Less interest income	—	(13)

EBITDA	$8,198	$(619)

Plus net (gain) loss on the disposition of assets	(1,735)	(21)
Plus change in the estimated fair value of contingent earn-out consideration	(5)	(2)
Plus debt modification costs	228	—
Plus impairment of indefinite-lived long-term assets other than goodwill	—	2,124
Plus net miscellaneous (income) and expenses	(1)	(220)
Plus (gain) loss on early retirement of long-term debt	53	60
Plus non-cash stock-based compensation	106	75

Adjusted EBITDA	$6,844	$1,397

RESULTS OF OPERATIONS

The following factors affected our results of operations and cash flows for the three months ended March 31, 2023 as compared to the same period of the prior year:

We invested in a limited liability company that will own, distribute, and market a motion picture. The investment of $1.5 million at March 31, 2023 is reflected at cost in other assets.

We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us in determining the asset values associated with the acquisition of radio station WMYM-AM in Miami, Florida, which was determined to be less than the purchase price. Based on our review and analysis, we recorded an impairment charge of $2.1 million during the three months ended March 31, 2023.

Acquisitions and Divestitures

The operating results of our business acquisitions and asset purchases are included in our consolidated results of operations from their respective closing date or the date that we began operating them under an Local Marketing Agreement (‘‘LMA”) or Time Brokerage Agreement (‘‘TBA”). The operating results of business and asset divestitures are excluded from our consolidated results of operations from their respective closing date or the date that a third-party began operating them under an LMA or TBA.

•	On March 24, 2023, we closed on the acquisition of Digital Felt Productions and the digital content library through its www.digitalfelt.com domain and website for $25,000 in cash.

•

On February 1, 2023, we closed on the acquisition of the George Gilder Report and other digital newsletters and related website assets. We assumed the deferred subscription liabilities paying no cash at the time of closing. The purchase price is 25% of net revenue generated from sales of most Eagle Financial products during the next year to people who are on George Gilder subscriber lists that are not already on Eagle Financial lists. We recorded goodwill of approximately $1.2 million associated with the expected synergies to be realized upon combining the operations into our digital media platform within Eagle Financial Publications.

•	On January 10, 2023, we closed on the acquisition of radio stations WWFE-AM, WRHC-AM and two FM translators in Miami, Florida for $3.0 million in cash.

•	On January 6, 2023, we closed on the acquisition of radio station WMYM-AM and an FM translator in Miami, Florida for $3.2 million in cash.

•	On February 15, 2022, we closed on the acquisition of radio station WLCC-AM and an FM translator in the Tampa, Florida market for $0.6 million in cash.

•

On January 10, 2022, we closed on the sale of 4.5 acres of land in Phoenix, Arizona for $2.0 million in cash. We recorded a pre-tax gain of $1.8 million on the sale and have access to the land for 90-days to relocate our transmitter equipment for KXXT-AM.

Debt Transactions

•

On March 20, 2023, we issued $44.7 million in new 7.125% Senior Secured Notes due 2028 (“2028 Notes”) at a discount of $41.9 million resulting in an effective yield of 8.625%. We used a portion of the proceeds of this borrowing to redeem the remaining $36.5 million of 6.75% Senior Secured Notes due 2024 (“2024 Notes”). The redemption of the 2024 Notes closed on March 27, 2023.

•

On January 19, 2023 we repurchased $2.5 million of the 2024 Notes at 97.25% of face value recognizing a gain of $39,000 after adjusting for debt issue costs as detailed in Note 11 – Long-Term Debt of our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q.

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Net Broadcast Revenue

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$48,432	$48,340	$(92)	(0.2)%	77.4%	76.1%
Same Station Net Broadcast Revenue	$48,385	$48,138	$(247)	(0.5)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2022		2023

	(Dollars in thousands)
Block Programming:
National	$13,059	27.0%	$13,526	28.0%
Local	6,173	12.7%	6,017	12.4%

	19,232	39.7%	19,543	40.4%
Broadcast Advertising:
National	3,641	7.5%	2,889	6.0%
Local	10,283	21.2%	9,427	19.5%

	13,924	28.7%	12,316	25.5%
Station Digital (local)	8,206	16.9%	9,189	19.0%
Infomercials	191	0.4%	183	0.4%
Network	4,831	10.0%	5,114	10.6%
Other Revenue	2,048	4.2%	1,995	4.1%

Net Broadcast Revenue	$48,432	100.0%	$48,340	100.0%

Block programming revenue increased 1.6% to $19.5 million from $19.2 million, due to increases in rates during our 2023 annual renewals and a higher demand from the expansion of existing programs and the launch of new programs. Higher demand can result in an increase in rates, particularly if premium time slots are sold out. National programming from our Christian Teaching and Talk format radio stations increased $0.4 million. Local programming decreased $0.1 million including a $0.1 million decrease from our News Talk format radio stations and $0.1 million decrease from our Christian Teaching and Talk format radio stations that was offset by an increase of $0.1 million from our remaining radio station formats.

Advertising revenue, net of agency commissions, or net advertising revenue, decreased 11.5%, or $1.6 million, to $12.3 million from $13.9 million, driven by a 20.7% decrease in national spots and a 8.3% decrease in local spots. The decrease reflects the impact of political revenue, which generated $0.2 million of revenue ($0.2 million local) in 2023 compared to $0.6 million ($0.4 million national and $0.2 million local) in 2022, or a decrease of $0.4 million. Excluding the impact of political revenue, net advertising revenue declined 9.2% to $12.1 million from $13.3 million. Revenue from our Contemporary Christian Music format radio stations was $5.3 million compared to $5.8 million in the prior year, a decrease of $0.5 million. Revenue from our News Talk format stations was $3.9 million compared to $4.3 million in the prior year, a decrease of $0.4 million. Revenue from our Christian Teaching and Talk format radio stations was $1.8 million compared to $2.1 million in the prior year, a decrease of $0.3 million. We started to experience lower demand in the second half of 2022 as economic concerns resulted in reduced advertising spending.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased 12.0%, or $1.0 million. The increase includes a $0.5 million increase from Salem Podcast Network, a $0.4 million increase from a higher demand for digital marketing services through Salem Surround, a $0.2 million increase from our network and a $0.1 million increase from Salem News Channel that was offset by a $0.2 million decrease in streaming revenue and digital advertising revenue from our station websites. There were no significant changes in digital rates as compared to the prior year.

Infomercial revenue declined due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of amounts reported as digital, increased 5.9%, or $0.3 million, including a $0.2 million increase from our nationally syndicated host programs and a $0.1 million increase in political advertising.

Other revenue decreased 2.6%, or $53,000, including a $0.1 million increase in event revenue that was offset by a $0.2 million decrease in rental income. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather which can affect attendance.

On a Same Station basis, net broadcast revenue decreased $0.2 million, which reflects these items net of the impact of stations acquisitions and dispositions.

Net Digital Media Revenue

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,300	$10,510	$210	2.0%	16.5%	16.6%

The following table shows the dollar amount and percentage of national net digital media revenue, or revenue generated from our websites and digital subscriptions, for each digital media revenue source.

	Three Months Ended March 31,
	2022		2023

	(Dollars in thousands)
Digital Advertising, net	$4,539	44.1%	$3,903	37.1%
Digital Streaming	901	8.7	861	8.2
Digital Subscriptions	3,152	30.6	3,983	37.9
Digital Downloads	1,664	16.2	1,741	16.6
Other Revenues	44	0.4	22	0.2

Net Digital Media Revenue	$10,300	100.0%	$10,510	100%

Digital advertising revenue net of agency commissions, or national net digital revenue, decreased 14.0%, or $0.6 million, primarily due to a $0.6 million decline from Townhall Media. Declines from Townhall Media were driven by changes in Facebook algorithms that limit political content, the growing use of browsers that block third-party cookies limiting advertising, and the overall state of the economy that has weakened demand for advertising resulting in a lower number of advertisements and a reduction in rates.

Digital streaming revenue decreased 4.4%, or $40,000, based on decreased demand for content available from our Christian websites. There were no significant changes in rates.

Digital subscription revenue increased 26.4%, or $0.8 million, including a $0.8 million increase from Eagle Financial Publications from new subscriptions generated from the newly acquired George Gilder Report and a $0.1 million increase from Townhall VIP that was offset with a $0.1 million decrease from Salem Web Network.

Digital download revenue increased 4.6%, or $0.1 million, due to a higher volume of downloads from our church product websites with no significant changes in rates as compared to the same period of the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals, which declined slightly in volume with no changes in rates over the same period of the prior year.

Net Publishing Revenue

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023
	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$3,877	$4,639	$762	19.7%	6.2%	7.3%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended March 31,
	2022		2023

	(Dollars in thousands)
Book Sales	$2,561	66.1%	$2,864	61.7%
Estimated Sales Returns & Allowances	(835)	(21.5)	(489)	(10.5)

Net Book Sales	1,726	44.6	2,375	51.2

E-Book Sales	287	7.4	269	5.8
Self-Publishing Fees	1,727	44.5	1,846	39.8
Other Revenue	137	3.5	149	3.2

Net Publishing Revenue	$3,877	100.0%	$4,639	100.0%

Net book sales increased 37.6%, or $0.7 million, which includes a $0.6 million increase from Regnery® Publishing, as book sales reflect a 4% increase in the average price per unit sold, a 5% increase in volume and a $0.1 million increase from Salem Author Services. Book sales through Regnery® Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available.

Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The decline of $0.3 million in estimated sales returns and allowances reflects favorable adjustments on expected future returns for several titles based on a review of scanned sales to date. The increase in book sales from Salem Author Services was due to an increase in the number of books sold with no significant changes in sale prices.

Regnery® Publishing e-book sales declined 6.3%, or $18,000, due to a 49% decrease in sales volume offset by an 82% increase in the average price per unit sold. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on a book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees increased 6.9%, or $0.1 million, due to an increase in the number of authors with no material change in fees charged to authors.

Other revenue includes change fees, video trailers and website revenues and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue remained consistent from the same period of the prior year. There were no changes in volume or rates.

Broadcast Operating Expenses

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$38,121	$42,809	$4,688	12.3%	60.9%	67.4%
Same Station Broadcast Operating Expenses	$38,081	$42,125	$4,044	10.6%

Broadcast operating expenses increased 12.3%, or $4.7 million, including a $3.3 million increase from broadcast stations, a $0.6 million increase from the launch of Salem News Channel in 2022, a $0.5 million increase from Salem Surround and a $0.3 million increase from Salem Podcast Network. The increase in expenses from Salem Surround, Salem News Channel and Salem Podcast Network are consistent with the growth and investment in these entities to expand digital product offerings and revenue sources in our broadcast division. The increase of $3.3 million from our broadcast stations includes a $1.8 million increase in employee-related expenses including a $0.2 million in severance expense, a $0.6 million increase in facility-related expenses, a $0.3 million increase in travel and entertainment, a $0.3 million increase in bad debt expense, a $0.2 million increase in professional services expenses and a $0.2 million increase in advertising and event costs that were offset by a $0.1 million decrease in production and programming expense.

On a Same-Station basis, broadcast operating expenses increased 10.6%, or $4.0 million. The increase in broadcast operating expenses on a Same Station basis reflects these items net of the impact of start-up costs associated with acquisitions and station dispositions.

Digital Media Operating Expenses

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,473	$8,994	$521	6.1%	13.5%	14.2%

Digital media operating expenses increased 6.1%, or $0.5 million, including a $0.3 million increase in employee related costs which includes $0.1 million of severance expense, a $0.3 million increase in advertising and promotional expenses primarily related to the Bob Carlson’s Retirement Watch newsletter and a $0.1 million increase in professional services expenses, that was offset by a $0.2 million decrease in sales-based commissions and bonuses.

Publishing Operating Expenses

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$4,467	$5,376	$909	20.3%	7.1%	8.5%

Publishing operating expenses increased 20.3%, or $0.9 million, including a $0.3 million increase in the cost of sales, a $0.2 million increase in advertising and promotional expenses, a $0.2 million increase in employee related costs and a $0.2 million increase in professional services expenses. The increase in cost of sales primarily relates to Regnery® Publishing. The gross profit margin for Regnery® Publishing declined to 37% from 45% as a result of higher costs associated with the printing of books. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services improved to 79% from 78% due to higher print book sales.

Unallocated Corporate Expenses

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,810	$4,996	$186	3.9%	7.7%	7.9%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, which are not directly attributable to any one of our operating segments. The increase of 3.9%, or $0.2 million, includes a $0.2 million increase in acquisition-related expenses and a $0.1 million increase in travel and entertainment that was offset by a $0.1 million decrease in professional services expenses. Employee related expenses remained flat compared to the same period of the prior year due to the $0.3 million favorable impact related to the executive bonus offset by a $0.2 million increase in payroll expense and $0.1 million increase in severance expense.

Debt Modification Costs

	Year Ended December 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$228	$—	$(288)	(100.0)%	0.4%	—%

We recorded additional debt modification costs of $0.2 million during the first quarter of 2022 associated with the exchange of $112.8 million of 2024 Notes for $114.7 million of 2028 Notes.

Depreciation Expense

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,942	$2,850	$(92)	(3.1)%	4.7%	4.5%

Depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$334	$543	$209	62.6%	0.5%	0.9%

The increase in amortization expense reflects the acquisition of the George Gilder Report in February 2023 associated with subscriber base lists, domain names and non-compete agreements that have estimated useful lives of three to five years. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2021	2022

	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$—	$2,124	$2,124	—%	—%	3.3%

We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us in determining the asset values associated with the acquisition of radio station WMYM-AM in Miami, Florida, which was determined to be less than the purchase price. Based on our review and analysis, we recorded an impairment charge of $2.1 million during the three months ended March 31, 2023.

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$(1,735)	$(21)	$1,714	(98.8)%	(2.8)%	—%

The net gain on the disposition of assets of $21,000 for the three-month period ending March 31, 2023, reflects the termination of a lease in Boston, Massachusetts offset with losses from various fixed asset disposals.

The net gain on the disposition of assets of $1.7 million for the three-month period ending March 31, 2022, reflects the sale of land in Phoenix, Arizona offset with losses from various fixed asset disposals.

Other Income (Expense)

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$—	$13	$13	—%	—%	—%
Interest Expense	(3,394)	(3,431)	(37)	1.1%	(5.4)%	(5.4)%
Gain (loss) on Early Retirement of Long-Term Debt	(53)	(60)	(7)	13.2%	(0.1)%	(0.1)%
Earnings from equity method investment	—	8	8	—%	—	—%
Net Miscellaneous Income and (Expenses)	1	220	219	21,900%	—%	0.3%

Interest income represents earnings on excess cash and interest due under promissory notes.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The increase reflects the higher outstanding balance of the Notes, higher outstanding balance of the ABL Facility, and finance lease obligations outstanding during the three-months ended March 31, 2023.

The loss on the early retirement of long-term debt for the three months ended March 31, 2023, reflects the repurchase of the 2024 Notes resulting in a pre-tax loss of $60,000. The loss on the early retirement of long-term debt for the three months ended March 31, 2022, reflects $2.5 million of repurchases of the 2024 Notes at 101.25% face value resulting in a pre-tax loss of $53,000.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other expenses.

Benefit from Income Taxes

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Benefit from Income Taxes	$(211)	$(2,276)	$(2,065)	978.7%	(0.3)%	3.6%

Tax benefit increased by $2.1 million to $2.3 million for the three months ended March 31, 2023, compared to $0.2 million for the same period of the prior year. The benefit from income taxes as a percentage of income before income taxes, or the effective tax rate, was 30.6% for the three months ended March 31, 2023, compared to (13.8)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of 30.6% is primarily driven by projected utilization of operating loss carryforwards, along with certain expenses that are nondeductible for income tax purposes relative to pre-tax book income, impairment of intangibles and tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions for state jurisdictions in which a full valuation allowance has been recording against net operating loss carryforward.

Net Income (Loss)

	Three Months Ended March 31,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$1,739	$(5,154)	$(6,893)	(396.4)%	2.8%	(8.1)%

We recognized a net loss of $5.2 million compared to net income of $1.7 million during the same period of the prior year due to the factors described above.

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

Our estimates may change as new events occur and additional information emerges and such changes are recognized or disclosed in our condensed consolidated financial statements. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary. There have been no significant and material changes in our critical accounting policies as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 10, 2023.

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

Net cash used in operating activities during the three-month period ended March 31, 2023 decreased by $4.9 million to $(0.6) million compared to $4.3 million of net cash provided by operating activities during the same period of the prior year. The decrease in cash provided by operating activities includes the impact of the following items:

•	Total net revenue increased by $0.9 million;

•

Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments and net gain (loss) on the disposition of assets, increased by $6.3 million;

•	Trade accounts receivables, net of allowances, decreased by $2.3 million compared to an increase of $2.3 million for the same period of the prior year;

•	Unbilled revenue decreased $0.1 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, increased to 53 days at March 31, 2023 from 51 days in the same period of the prior year;

•	Net accounts payable and accrued expenses decreased $1.5 million to $32.8 million from $34.3 million as of the prior year; and

•	Net inventories on hand increased $0.2 million to $1.7 million at March 31, 2023 compared to a $0.4 million increase to $1.4 million for the same period of the prior year.

Investing Cash Flows

Our primary source of investing cash inflows is proceeds from the sale of assets or businesses. Investing cash outflows include cash payments made to acquire businesses, to acquire property, equipment, and intangible assets, and to make investments that we believe are beneficial to our business.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities, and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $8.4 million during the remainder of 2023.

While our focus continues to be on deleveraging, we remain committed to the exploration and pursuit of strategic acquisitions and investments. We plan to fund any future investing outflows from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings.

Net cash used in investing activities increased $4.6 million to $9.5 million during the three-month period ended March 31, 2023 from net cash provided of $4.9 million during the same period of the prior year. The increase in net cash used in investing activities was the result of:

•	Cash paid for capital expenditures decreased $0.8 million to $2.6 million from $3.4 million;

•	Cash paid for acquisitions was $5.6 million for the three months ended March 31, 2023 compared to $0.5 million during the same period of the prior year;

•	Cash paid for investments decreased $0.5 million to $1.5 million from $2.0 million; and

•	Cash received from the sale of assets decreased to nil from $2.0 million.

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

During the three-month period ended March 31, 2023, the principal balances outstanding under the Notes and ABL Facility ranged from $174.3 million to $227.6 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Net cash provided by financing activities increased $11.3 million to $10.1 million during the three-month period ended March 31, 2023 from net cash used in financing activities of $(1.2) million during the same period of the prior year. The increase in cash provided from financing activities includes:

•	A $2.1 million decrease in the book overdraft to $(0.9) million from $1.2 million of the prior year;

•	$44.7 million of cash used to redeem the remaining $36.5 million of 6.75% Senior Secured Notes due; and

•	Net proceeds drawn on our ABL Facility of $9.2 million during the three months ended March 31, 2023.

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Long-term debt consists of the following:

	December 31, 2022	March 31, 2023

	(Dollars in thousands)
2028 Notes	$114,731	$159,416
Less unamortized discount and debt issuance costs	(3,253)	(7,375)

2028 Notes, net carrying value	111,478	152,041

2024 Notes	39,035	—
Less unamortized debt issuance costs	(146)	—

2024 Notes, net carrying value	38,889	—

Asset-Based Revolving Credit Facility principal outstanding (1)	8,958	18,184

Long-term debt less unamortized discount and debt issuance costs	$159,325	$170,225

Less current portion	8,958	18,184

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$150,367	$152,041

(1)

As of March 31, 2023, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $25.1 million, $18.2 million in outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $6.6 million borrowing base availability.

Our weighted average interest rate was 7.08% and 6.85% at December 31, 2022, and March 31, 2023.

In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of March 31, 2023:

•	$159.4 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	Outstanding borrowings under the ABL facility, with interest payments due at LIBOR plus 1.5% to 2.0% per annum or prime rate plus 0.5% to 1.0% per annum; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

2028 Notes

On March 20, 2023, we issued $44.7 million in new 7.125% Senior Secured Notes due in 2028 at a discount of $41.9 million resulting in an effective yield of 8.625%. We used a portion of the proceeds of this borrowing to redeem the remaining $36.5 million of 6.75% Senior Secured Notes due. The redemption of the 2024 Notes closed on March 27, 2023.

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

The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding at March 31, 2023, we are required to pay $11.4 million per year in interest. As of March 31, 2023, accrued and unpaid interest on the 2028 Notes was $2.8 million.

The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At March 31, 2023, we were, and we remain, in compliance with all of the covenants under the indenture.

We recorded debt issuance costs of $9.1 million, of which $0.2 million of third-party debt modification costs were expensed during the three months ended March 31, 2022. During the three-months ended March 31, 2023 and 2022, $0.4 million and $0.2 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.

2024 Notes

On May 19, 2017, we issued 6.75% Senior Secured Notes (“2024 Notes”) in a private placement. The 2024 Notes were guaranteed on a senior secured basis by our existing subsidiaries (“Subsidiary Guarantors”). The 2024 Notes accrued interest at a rate of 6.75% per year and were maturing on June 1, 2024, unless they were earlier redeemed or repurchased. Interest was payable semi-annually, in cash in arrears, on June 1 and December 1 of each year.

The 2024 Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral as described below. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.

We recorded debt issuance costs of $6.3 million as a reduction of the debt proceeds being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three months ended March 31, 2022 and 2023, $0.1 million and $20,000, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

On March 27, 2023, we redeemed the remaining $36.5 million of 2024 Notes and paid $0.8 million in accrued but unpaid interest through the redemption date.

Based on the then existing market conditions, we completed repurchases of our 2024 Notes as follows:

Date	Principal Repurchased	Cash Paid	% of Face Value	Bond Issue Costs	Net Gain (Loss)

	(Dollars in thousands)
January 19, 2023	$2,500	$2,431	98.95%	$30	$39
December 19, 2022	4,650	4,557	98.00%	57	36
December 14, 2022	1,000	965	96.50%	5	30
June 13, 2022	5,000	4,947	98.95%	35	18
June 10, 2022	3,000	2,970	99.00%	21	9
June 7, 2022	2,464	2,446	99.25%	17	1
May 17, 2022	2,525	2,500	99.00%	18	7
January 12, 2022	2,500	2,531	101.26%	22	(53)
December 10, 2021	35,000	35,591	101.69%	321	(912)
October 25, 2021	2,000	2,020	101.00%	19	(39)
October 12, 2021	250	251	100.38%	2	(3)
October 5, 2021	763	766	100.38%	7	(10)
October 4, 2021	628	629	100.13%	6	(7)
September 24, 2021	4,700	4,712	100.25%	44	(56)
January 30, 2020	2,250	2,194	97.50%	34	22
January 27, 2020	1,245	1,198	96.25%	20	27
December 27, 2019	3,090	2,874	93.00%	48	167
November 27, 2019	5,183	4,548	87.75%	82	553
November 15, 2019	3,791	3,206	84.58%	61	524
March 28, 2019	2,000	1,830	91.50%	37	134
March 28, 2019	2,300	2,125	92.38%	42	133
February 20, 2019	125	114	91.25%	2	9
February 19, 2019	350	319	91.25%	7	24
February 12, 2019	1,325	1,209	91.25%	25	91
January 10, 2019	570	526	92.25%	9	35
December 21, 2018	2,000	1,835	91.75%	38	127
December 21, 2018	1,850	1,702	92.00%	35	113
December 21, 2018	1,080	999	92.50%	21	60
November 17, 2018	1,500	1,357	90.50%	29	114
May 4, 2018	4,000	3,770	94.25%	86	144
April 10, 2018	4,000	3,850	96.25%	87	63
April 9, 2018	2,000	1,930	96.50%	43	27

	$105,639	$102,902		$1,310	$1,427

Asset-Based Revolving Credit Facility

On May 19, 2017, we entered into the ABL Facility pursuant to a Credit Agreement (“Credit Agreement”) by and among us and our subsidiaries, parties thereto as borrowers, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders that are parties thereto. We used the proceeds of the ABL Facility, together with the net proceeds from the Notes offering, to repay outstanding borrowings under our previously existing senior credit facilities and related fees and expenses. Current proceeds from the ABL Facility are used to provide ongoing working capital and for other general corporate purposes, including permitted acquisitions.

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

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of March 31, 2023, the amount available under the ABL Facility was $25.1 million of which $18.2 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the notes priority collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.

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

The Credit Agreement provides for the following events of default: (i) non-payment of any principal or letter of credit reimbursement when due or any interest, fees, or other amounts within five days of the due date; (ii) the failure by any borrower or any subsidiary to comply with any covenant or agreement contained in the Credit Agreement or any other loan document, in certain cases subject to applicable notice and lapse of time; (iii) any representation or warranty made pursuant to the Credit Agreement or any other loan document is incorrect in any material respect when made; (iv) certain defaults of other indebtedness of any borrower or any subsidiary of indebtedness of at least $10 million; (v) certain events of bankruptcy or insolvency with respect to any borrower or any subsidiary; (vi) certain judgments for the payment of money of $10 million or more; (vii) a change of control; and (viii) certain defaults relating to the loss of FCC licenses, cessation of broadcasting and termination of material station contracts. If an event of default occurs and is continuing, the administrative agent and the Lenders may accelerate the amounts outstanding under the ABL Facility and may exercise remedies in respect of the collateral. At March 31, 2023, we were, and we remain, in compliance with all of the covenants under the Credit Agreement.

We recorded debt issue costs of $0.9 million as an asset being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three months ended March 31, 2023 and 2022, $23,000 of debt issuance costs associated with the ABL Facility was amortized to interest expense. At March 31, 2023, the blended interest rate on amounts outstanding under the ABL Facility was 6.74%.

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

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2023 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended March 31,	(Dollars in thousands)
2024	$18,184
2025	—
2026	—
2027	—
2028	159,416
Thereafter	—

$177,600

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Indenture, dated as of September 10, 2021, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee and collateral agent (incorporated by reference to Exhibit 4.4 on Form 8-K filed on September 16, 2021).	8-K	000-26497	03/20/23	4.1	-

10.2	First Supplemental Indenture, dated as of March 20, 2023, among Salem Media Group, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee and collateral agent (incorporated by reference to Exhibit 4.2 on Form 8-K filed on March 20, 2023).	8-K	000-26497	03/20/23	4.2	-

10.3	Purchase Agreement, dated as of September 10, 2021, by and among Salem Media Group, Inc., the subsidiary guarantors party thereto and the purchasers named therein (incorporated by reference to Exhibit 4.2 on Form 8-K filed on September 16, 2021).	8-K	000-26497	03/20/23	4.3	-

10.4	Form of 7.125% Senior Secured Note due 2028 (incorporated by reference to Exhibit 4.4 on Form 8-K filed on March 20, 2023).	8-K	000-26497	03/20/23	4.4	-

31.1	Certification of David P. Santrella Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X

32.1	Certification of David P. Santrella Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

101	The following financial information from the Quarterly Report on Form 10Q for the three months ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	-	-	-	-	X

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL	-	-	-	-	X

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.
May 9, 2023
	By:	/s/ DAVID P. SANTRELLA
David P. Santrella
Chief Executive Officer
(Principal Executive Officer)
May 9, 2023
	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)