Form 10-Q
period 2023-06-30
SALEM MEDIA GROUP, INC. /DE/
filed 2023-08-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
of the Exchange Act).
Yes  ☐                No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 1, 2023
Common Stock, $0.01 par value per share	21,663,091 shares

Class B	Outstanding at August 1, 2023
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION
SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31, 2022 (Note 1)	June 30, 2023 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2
Accounts receivable (net of allowances of $7,939 in 2022 and $8,438 in 2023)	30,756	29,526
Unbilled revenue	2,890	2,403
Income tax receivable	195	349
Other receivables (net of allowances of $586 in 2022 and $640 in 2023)	1,817	1,878
Inventories	1,513	1,308
Prepaid expenses	7,619	9,328
Assets held for sale	267	1,267

Total current assets	45,057	46,061

Notes receivable (net of allowance of $571 in 2022 and $473 in 2023)	922	941
Property and equipment (net of accumulated depreciation of $191,638 in 2022 and $196,340 in 2023)	81,296	83,467
Operating lease right-of-use assets	43,671	44,547
Financing lease right-of-use assets	63	81
Broadcast licenses	303,774	299,724
Goodwill	24,085	23,499
Amortizable intangible assets (net of accumulated amortization of $59,383 in 2022 and $60,075 in 2023)	2,149	4,836
Deferred financing costs	681	56
Other assets	3,424	4,035

Total assets	$505,122	$507,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,539	$4,096
Accrued expenses	17,495	16,321
Accrued compensation and related expenses	10,298	10,366
Accrued interest	949	1,027
Contract liabilities	11,901	13,283
Deferred rent income	122	118
Current portion of operating lease liabilities	8,305	9,920
Current portion of financing lease liabilities	43	50
Current portion of long-term debt	8,958	22,615

Total current liabilities	64,610	77,796

Long-term debt, less current portion	150,367	152,297
Operating lease liabilities, less current portion	42,406	42,380
Financing (capital) lease liabilities, less current portion	39	43
Deferred income taxes	66,732	63,901
Contract liabilities, long-term	1,886	3,836
Deferred rent income, less current portion	3,659	3,613
Other long-term liabilities	66	61

Total liabilities	329,765	343,927

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 23,980,741 issued and 21,663,091 outstanding at December 31, 2022 and June 30, 2023	232	232
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2022 and June 30, 2023, respectively	56	56
Additional paid-in capital	248,820	249,031
Accumulated deficit	(39,745)	(51,993)
Treasury stock, at cost (2,317,650 shares at December 31, 2022 and June 30, 2023)	(34,006)	(34,006)

Total stockholders’ equity	175,357	163,320

Total liabilities and stockholders’ equity	$505,122	$507,247

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net broadcast revenue	$52,452	$49,680	$100,884	$98,020
Net digital media revenue	10,804	10,860	21,104	21,370
Net publishing revenue	5,426	5,234	9,303	9,873

Total net revenue	68,682	65,774	131,291	129,263

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $453 and $586 for the three months ended June 30, 2022 and 2023, respectively, and $901 and $1,068 for the six months ended June 30, 2022 and 2023, respectively, paid to related parties)	41,538	43,518	79,659	86,327
Legal settlement	951	—	951	—
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,273	9,026	16,746	18,020
Publishing operating expenses, exclusive of depreciation and amortization shown below	5,432	6,026	9,899	11,402
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $159 and $8 for the three months ended June 30, 2022 and 2023, respectively, and $168 and $17 for the six months ended June 30, 2022 and 2023, respectively, paid to related parties)	4,781	4,655	9,591	9,651
Debt modification costs	20	—	248	—
Depreciation	2,858	2,874	5,800	5,724
Amortization	332	647	666	1,190
Change in the estimated fair value of contingent earn-out consideration	—	—	(5)	(2)
Impairment of indefinite-lived long-term assets other than goodwill	3,935	1,139	3,935	3,263
Impairment of goodwill	127	1,847	127	1,847
Net (gain) loss on the disposition of assets	(6,893)	143	(8,628)	122

Total operating expenses	61,354	69,875	118,989	137,544

Operating income (loss)	7,328	(4,101)	12,302	(8,281)
Other income (expense):
Interest income	149	13	149	26
Interest expense	(3,389)	(3,539)	(6,783)	(6,970)
Gain (loss) on early retirement of long-term debt	35	—	(18)	(60)
Earnings (loss) from equity method investment	3,913	(19)	3,913	(11)
Net miscellaneous income and (expenses)	(1)	(9)	—	211

Net income (loss) before income taxes	8,035	(7,655)	9,563	(15,085)
Benefit from income taxes	(1,082)	(561)	(1,293)	(2,837)

Net income (loss)	$9,117	$(7,094)	$10,856	$(12,248)

Basic income (loss) per share data:
Basic income per share	$0.33	$(0.26)	$0.39	$(0.45)
Diluted income (loss) per share data:
Diluted income per share	$0.33	$(0.26)	$0.39	$(0.45)
Basic weighted average shares outstanding	27,214,787	27,216,787	27,196,081	27,216,787

Diluted weighted average shares outstanding	27,570,881	27,216,787	27,590,644	27,216,787

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2021	23,922,974	$232	5,553,696	$56	$248,438	$(36,509)	$(34,006)	$178,211
Stock-based compensation	—	—	—	—	106	—	—	106
Options exercised	40,913	—	—	—	94	—	—	94
Lapse of restricted shares	14,854	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,739	—	1,739

Stockholders’ equity, March 31, 2022	23,978,741	$232	5,553,696	$56	$248,638	$(34,770)	$(34,006)	$180,150

Stock-based compensation	—	—	—	—	68	—	—	68
Net income	—	—	—	—	—	9,117	—	9,117

Stockholders’ equity, June 30, 2022	23,978,741	$232	5,553,696	$56	$248,706	$(25,653)	$(34,006)	$189,335

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2022	23,980,741	$232	5,553,696	$56	$248,820	$(39,745)	$(34,006)	$175,357
Stock-based compensation	—	—	—	—	75	—	—	75
Net loss	—	—	—	—	—	(5,154)	—	(5,154)

Stockholders’ equity, March 31, 2023	23,980,741	$232	5,553,696	$56	$248,895	$(44,899)	$(34,006)	$170,278

Stock-based compensation	—	—	—	—	136	—	—	136
Net loss	—	—	—	—	—	(7,094)	—	(7,094)

Stockholders’ equity, June 30, 2023	23,980,741	$232	5,553,696	$56	$249,031	$(51,993)	$(34,006)	$163,320

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2023
OPERATING ACTIVITIES
Net income (loss)	$10,856	$(12,248)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	174	211
Depreciation and amortization	6,466	6,914
Amortization of deferred financing costs	496	835
Non-cash lease expense	4,414	4,600
Accretion of acquisition-related deferred payments and contingent earn-out consideration	—	9
Provision for bad debts	(102)	(1,060)
Deferred income taxes	(1,204)	(2,831)
Change in the estimated fair value of contingent earn-out consideration	(5)	(2)
Impairment of indefinite-lived long-term assets other than goodwill	3,935	3,263
Impairment of goodwill	127	1,847
(Gain) loss on early retirement of long-term debt	18	60
Net (gain) loss on the disposition of assets	(8,628)	122
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(5,314)	2,649
Income tax receivable	—	(154)
Inventories	(568)	205
Prepaid expenses and other current assets	(1,608)	(1,709)
Accounts payable and accrued expenses	5,162	(585)
Operating lease liabilities	(4,324)	(3,861)
Contract liabilities	(167)	(1,688)
Deferred rent income	(88)	(27)
Other liabilities	(518)	(4)
Income taxes payable	(1,322)	—

Net cash provided by (used in) operating activities	7,800	(3,454)

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(6,153)	(5,279)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(52)	(62)
Purchases of broadcast assets and radio stations	(548)	(5,535)
Purchases of digital media businesses and assets	(190)	(25)
Return of equity investment in limited liability corporations	4,500	—
Equity investment in limited liability corporations	(3,500)	(1,500)
Proceeds from sale of assets	14,150	3,500
Other	106	221

Net cash provided by (used in) investing activities	8,313	(8,680)

FINANCING ACTIVITIES
Proceeds from the issuance of 2028 Notes	—	44,685
Payments to repurchase 2024 Notes	(15,394)	(38,966)
Proceeds from borrowings under ABL Facility	26,229	115,348
Payments on ABL Facility	(26,219)	(101,691)
Payments of debt issuance costs	(37)	(4,056)
Payments of acquisition-related contingent earn-out consideration	—	(30)
Proceeds from the exercise of stock options	94	—
Payments on financing lease liabilities	(31)	(30)
Book overdraft	—	(3,124)

Net cash provided by (used in) financing activities	(15,358)	12,136

Net increase in cash and cash equivalents	755	2
Cash and cash equivalents at beginning of year	1,785	—

Cash and cash equivalents at end of period	$2,540	$2

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$6,156	$5,965
Cash paid for interest on finance lease liabilities	$4	$2
Net cash paid for (received from) income taxes	$1,233	$148
Other supplemental disclosures of cash flow information:
Barter revenue	$1,525	$1,552
Barter expense	$1,632	$1,580
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$52	$62
Right-of-use assets acquired through operating leases	$5,569	$5,747
Right-of-use assets acquired through financing leases	$17	$39
Net assets and liabilities assumed in a non-cash acquisition	$—	$5,020
Estimated present value of contingent-earn out consideration	$6	$529
See accompanying notes

SALEM MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Business
Salem Media Group, Inc. (“Salem,” “we,” “us,” “our” or the “company”) is a domestic multimedia company specializing in Christian and conservative content. Our media properties include radio broadcasting, digital media, and publishing entities. We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Publishing, which are discussed in Note 15 – Segment Data.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Salem include the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Information with respect to the three and six months ended June 30, 2023 and 2022 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
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

As of June 30, 2023, the balance of that receivable was $43,000.
We monitor equity method investments for impairment and records a reduction in the carrying value if the carrying exceeds the estimated fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. There were no indications of impairment at June 30, 202
3
.

Use of Estimates
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
Significant areas for which management uses estimates include:

•	revenue recognition;

•	asset impairments, including broadcasting licenses and goodwill;

•	contingency reserves;

•	allowance for doubtful accounts;

•	barter transactions;

•	assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting Right-Of-Use (“ROU”) assets and lease liabilities; and

•	determining the Incremental Borrowing Rate (“IBR”) for calculating ROU assets and lease liabilities
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form
10-K
for the year ended December 31, 2022 filed with the SEC on March 10, 2023, that have had a material impact on our Condensed Consolidated Financial Statements and related notes.
We may make strategic investments in entities that share similar interests in Christian and conservative content. The accounting for these investments depends on the degree to which we influence the investee. The determination of the degree to which we can influence the investee requires extensive analysis depending on the terms and nature of each investment. For material investments that we directly or indirectly hold a controlling financial interest, we apply the guidance within ASC 810,
Consolidation
. For material investments that we do not hold a controlling interest, but for which we have significant influence, we apply the equity method of accounting under ASC
323-30,
Investments – Equity Method and Joint Ventures
. For investments in which we do not have significant influence, we apply the accounting guidance in ASC 321 – Investments Equity Securities.
We monitor equity method investments for impairment and record a reduction in the carrying value if the carrying value exceeds the estimated fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. There were no indications of impairment at June 30, 2023.
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
Recent Accounting Standards or Updates
 Not
 Yet Effective
In March 2023, the FASB issued ASU
2023-01,
Leases (Topic 842) – Common Control Arrangements
. The ASU amends the accounting for leasehold improvements in common control arrangements by requiring a lessee in a common control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. Further, a lessee that no longer controls the use of the underlying asset will derecognize the remaining carrying amount of the improvements through an adjustment to equity, reflecting the transfer of the asset to the lessor under common control. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025), including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. We are evaluating the effect of adopting this new accounting guidance.
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
NOTE 3. RECENT TRANSACTIONS
During the
six-month
period ended June 30, 2023, we completed or entered into the following transactions:
Related Party Transaction
On May 25, 2023, we closed on the sale to a related party the economic interests in the leases at our Greenville, South Carolina radio transmitter site for $
3.5
million resulting in a pre-tax gain of $
3.3 million.
Debt Transactions
Because the availability of our ABL Facility was less than $4.5 million during the quarter, we were required to test against the fixed charge coverage ratio covenant. The fixed charge coverage ratio was below the required 1.0 to 1.0 level during the quarter and therefore, we were not in compliance with that covenant. On August 7, 2023 we signed a forbearance whereby the bank agreed not to exercise remedies on the default during the month of August. Additionally, the notional amount of the revolver was reduced from $30.0 million to $25.0 million with a minimum availability of $1.0 million. Finally, the interest rate on the ABL Facility was increased by two percentage points effective July 1, 2023 through the date of the forbearance amendment.
On March 20, 2023, we issued $
44.7
 million in new
7.125
% Senior Secured Notes due 2028 (“2028 Notes”) at a discount of $
41.9
 million resulting in an effective yield of
8.625
%. We used a portion of the proceeds of this borrowing to redeem the remaining $
36.5
 million of
6.75
% Senior Secured Notes due 2024 (“2024 Notes”). The redemption of the 2024 Notes closed on March 27, 2023.
On January 19, 2023, we repurchased $2.5 million of the 2024 Notes at 97.25% of face value recognizing a gain of $39,000 after adjusting for debt issue costs.
Acquisitions
We invested in a limited liability company that will own, distribute, and market a motion picture. The investment of $1.5 million at June 30, 2023 is reflected at cost in other assets.
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
On January 10, 2023, we closed
on
the acquisition of radio stations
WWFE-AM,
WRHC-AM,
two FM translators and six office condominiums in Miami, Florida for $3.0 million in cash.
On January 6, 2023, we closed on the acquisition of radio station
WMYM-AM
and an FM translator in Miami, Florida for $3.2 million in cash.
The total purchase price consideration for our business acquisitions and asset purchases during the six-month
period ending June 30, 2023, is as follows:

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

	Net Broadcast	Net Digital Media	Total
	Assets Acquired	Assets Acquired	Net Assets
Assets
Property and equipment	$2,671	$39	$2,710
Broadcast licenses	3,542	—	3,542
Goodwill	80	1,181	1,261
Domain and brand names	—	718	718
Subscriber base and lists	—	1,769	1,769
Non-Compete agreement	—	1,601	1,601

Liabilities
Contract liabilities	—	(5,020)	(5,020)

	$6,293	$288	$6,581

Pending Transactions
On June 29, 2023 we entered into an agreement to sell radio station KSAC-FM in Sacramento, California for $
1.0 million subject to approval of the Federal Communications Commission (“FCC”)
.
Radio station
KSAC-FM
will begin being programmed under a Time Brokerage Agreement (“TBA”) on August 1, 2023. Based on our plan to sell the station, we recorded an estimated pre-tax
loss on the sale of assets of $3.3
million at June 30, 2023, reflecting the sales price as compared to the carrying value of the assets. The $1.0 million carrying value of the assets were reclassed as held for sale as of June 30, 2023. We expect to close the sale in the fourth quarter of this year.
In June 2022 we entered into agreements to sell radio stations
KLFE-AM
and
KNTS-AM
in Seattle, Washington for $0.7
million subject to approval of the FCC. The $0.3 million carrying value of the assets are included as held for sale as of June 30, 2023. Radio station KLFE-AM has been programmed under a TBA since August 1, 2022. The station sales closed in July 2023.

NOTE 4. REVENUE RECOGNITION
The following table presents our revenues disaggregated by revenue source for each of our operating segments:

	Six Months Ended June 30, 2023
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$26,979	$—	$—	$26,979
Block Programming – Local	11,917	—	—	11,917

Broadcast Programming Revenue	38,896	—	—	38,896

Spot Advertising – National	5,750	—	—	5,750
Spot Advertising – Local	19,554	—	—	19,554
Network Advertising	10,208	—	—	10,208

Broadcast Advertising Revenue	35,512	—	—	35,512

Infomercials	337	—	—	337
Other Revenue	4,149	—	—	4,149

Other Broadcast Revenue	4,486	—	—	4,486

Digital Advertising	15,244	7,967	—	23,211
Digital Streaming	3,112	1,693	—	4,805
Digital Downloads	89	3,757	—	3,846
Digital Subscriptions	418	7,873	—	8,291
Other Digital Revenue	263	80	—	343

Digital Revenue	19,126	21,370	—	40,496

Book Sales	—	—	5,541	5,541
Estimated Sales Returns & Allowances	—	—	(10)	(10)

Net Book Sales	—	—	5,531	5,531

E-Book Sales	—	—	496	496
Self-Publishing Fees	—	—	3,436	3,436
Other Publishing Revenue	—	—	410	410

Publishing Revenue	—	—	9,873	9,873

	$98,020	$21,370	$9,873	$129,263

Timing of Revenue Recognition
Point in Time	$97,099	$21,370	$9,873	$128,342
Rental Income (1)	921	—	—	921

	$98,020	$21,370	$9,873	$129,263

	Six Months Ended June 30, 2022
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$26,399	$—	$—	$26,399
Block Programming – Local	12,049	—	—	12,049

Broadcast Programming Revenue	38,448	—	—	38,448

Spot Advertising – National	7,700	—	—	7,700
Spot Advertising – Local	21,552	—	—	21,552
Network Advertising	10,240	—	—	10,240

Broadcast Advertising Revenue	39,492	—	—	39,492

Infomercials	373	—	—	373
Other Revenue	4,484	—	—	4,484

Other Broadcast Revenue	4,857	—	—	4,857

Digital Advertising	14,112	9,088	—	23,200
Digital Streaming	2,492	1,798	—	4,290
Digital Downloads	387	3,797	—	4,184
Digital Subscriptions	503	6,343	—	6,846
Other Digital Revenue	593	78	—	671

Digital Revenue	18,087	21,104	—	39,191

Book Sales	—	—	6,204	6,204
Estimated Sales Returns & Allowances	—	—	(1,444)	(1,444)

Net Book Sales	—	—	4,760	4,760

	Six Months Ended June 30, 2022
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
E-Book Sales	—	—	625	625
Self-Publishing Fees	—	—	3,379	3,379
Other Publishing Revenue	—	—	539	539

Publishing Revenue	—	—	9,303	9,303

	$100,884	$21,104	$9,303	$131,291

Timing of Revenue Recognition
Point in Time	$99,744	$21,104	$9,303	$130,151
Rental Income (1)	1,140	—	—	1,140

	$100,884	$21,104	$9,303	$131,291

(1)
Rental income is not applicable to FASB ASC Topic 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Condensed Consolidated Financial Statements within this report on Form
10-Q.

Refer to Footnote 4 – Revenue Recognition of our annual report on Form
10-K
for the year ended December 31, 2022 for a description of each of our revenue streams under ASC 606.
Contract Assets
Contract Assets – Costs to Obtain a Contract:
We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Condensed Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At June 30, 2023, our prepaid commission expense was $0.6 million.
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
Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term

	(Dollars in thousands)
Balance, beginning of period January 1, 2023	$11,901	$1,886
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(6,978)	—
Additional amounts recognized during the period	14,942	3,329
Revenue recognized during the period that was recorded during the period	(7,961)	—
Transfers	1,379	(1,379)

Balance, end of period June 30, 2023	$13,283	$3,836

Amount refundable at beginning of period	$11,901	$1,886
Amount refundable at end of period	$13,283	$3,836

We expect to satisfy these performance obligations as follows:

Amount
For the Year Ended June 30,	(Dollars in thousands)
2024	$13,283
2025	1,799
2026	1,197
2027	351
2028	100
Thereafter	389

$17,119

Significant Financing Component
The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year
term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between July 1, 2023, and June 31, 2028. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under FASB ASC Topic 606.
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

Trade and barter revenues and expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023

	(Dollars in thousands)
Net broadcast barter revenue	$679	$816	$1,525	$1,552
Net broadcast barter expense	$873	$788	$1,632	$1,580
NOTE 5. PROPERTY AND EQUIPMENT
We account for property and equipment in accordance with FASB ASC Topic
360-10,
Property, Plant and Equipment
.
The following is a summary of the categories of our property and equipment:

	As of
	December 31, 2022	June 30, 2023

	(Dollars in thousands)
Buildings	$28,523	$29,497
Office furnishings and equipment	37,162	37,497
Antennae, towers and transmitting equipment	76,950	78,850
Studio, production, and mobile equipment	30,267	30,801
Computer software and website development costs	42,304	43,717
Automobiles	1,633	1,625
Leasehold improvements	19,131	19,499

	$235,970	$241,486
Less accumulated depreciation	(191,638)	(196,340)

	44,332	$45,146

Land	$27,070	27,071
Construction-in-progress	9,894	11,250

Property and Equipment, net	$81,296	$83,467

Depreciation e
xpense was approximately $2.9 million for

e
a
c
h

o
f the three-month periods ended June 30, 2023 and 2022, and $5.7 million and $5.8 million for the six-month
periods ended June 30, 2023 and 2022, respectively. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the six months ended June 30, 2023.
NOTE 6. OPERATING AND FINANCE LEASE
RIGHT-OF-USE
ASSETS
Leasing Transactions
Refer to Footnote 7 – Operating and Finance Lease
Right-Of-Use
Assets of our annual report on Form
10-K
for the year ended December 31, 2022 for a description of our leasing transactions under ASC 842.
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

Balance Sheet
Supplemental balance sheet information related to leases is as follows:

	June 30, 2023
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$8,846	$35,701	$44,547
Operating lease liabilities (current)	$1,305	$8,615	$9,920
Operating lease liabilities (non-current)	7,849	34,531	42,380

Total operating lease liabilities	$9,154	$43,146	$52,300

Weighted Average Remaining Lease Term
Operating leases	7.2 years
Finance leases	2.4 years
Weighted Average Discount Rate
Operating leases	8.52%
Finance leases	7.74%
Lease Expense
The components of lease expense were as follows:

Six Months Ended
June 30, 2023
(Dollars in thousands)
Amortization of finance lease ROU Assets	$21
Interest on finance lease liabilities	3

Finance lease expense	24
Operating lease expense	6,745
Variable lease expense	788
Short-term lease expense	258

Total lease expense	$7,815

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2023
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,177
Operating cash flows from finance leases	2
Financing cash flows from finance leases	30
Leased assets obtained in exchange for new operating lease liabilities	$5,747
Leased assets obtained in exchange for new finance lease liabilities	39
Maturities
Future minimum lease payments under leases that had initial or remaining non-cancelable
lease terms in excess of one year as of June 30, 2023, are as follows:

Future minimum lease	Operating Leases
	Related Party	Other	Total	Finance Leases	Total

	(Dollars in thousands)
2024 (Jul-Dec)	$1,698	$10,324	$12,022	$53	$12,075
2025	2,052	9,885	11,937	25	11,962
2026	2,069	9,185	11,254	16	11,270
2027	1,817	6,387	8,204	7	8,211
2028	1,366	4,251	5,617	1	5,618
Thereafter	3,725	20,223	23,948	—	23,948

Undiscounted Cash Flows	$12,727	$60,255	$72,982	$102	$73,084

Less: imputed interest	(3,573)	(17,109)	(20,682)	(9)	(20,691)

Total	$9,154	$43,146	$52,300	$93	$52,393

Reconciliation to lease liabilities:
Lease liabilities – current	$1,305	$8,615	$9,920	$50	$9,970
Lease liabilities – long-term	7,849	34,531	42,380	43	42,423

Total Lease Liabilities	$9,154	$43,146	$52,300	$93	$52,393

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
As a result of changes in macroeconomic conditions and media industry reforecasts, we performed an interim review of broadcast licenses for impairment at June 30, 2023. We updated our 2022 year-end
valuations for changes in the WACC and revenue forecasts as of the interim testing date. We performed an assessment of the amount by which the prior year estimated fair value exceeded the carrying value of the broadcast license and the year-to-date
market revenues as compared to the forecasted market revenue used in the prior year valuation under the start-up
income approach.
Impairment testing requires an estimate of the fair value of our indefinite-lived intangible assets. We believe that these estimates of fair value are critical accounting estimates as the value is significant in relation to our total assets and the estimates incorporate variables and assumptions based on our experiences and judgment about our future operating performance. Fair value measurements use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates used in our estimates, we are subject to future impairment charges, the amount of which may be material. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 11 – Fair Value Measurements.
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
start-up
income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2022	June 30, 2023
Risk-adjusted discount rate	9.5%	9.5%
Operating profit margin ranges	3.9% - 30.4%%	3.9% - 30.4%%
Long-term revenue growth rates	0.4% - 0.8%	0.4% - 0.8%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based
on our review and analysis, we determined that the carrying value of broadcast licenses in two of our market clusters were impaired as of the interim testing period ending June 30, 2023. We recorded an impairment charge of $1.1 million to the value of broadcast licenses in Portland and San Francisco. The impairment charges were driven by decreases in revenue growth rates over those used in the year-end
valuation forecasts. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.

The table below presents the results of our interim impairment testing under the start-up
income approach at June 30, 2023:

Market Cluster	Excess Fair Value June 30, 2023
Boston, MA	12.7%
Chicago, IL	0.2%
Cleveland, OH	7.5%
Columbus, OH	11.4%
Dallas, TX	7.1%
Denver, CO	857.2%
Detroit, MI	45.6%
Greenville, SC	5.2%
Honolulu, HI	12.3%
Houston, TX	2,318.6%
Little Rock, AR	7.0%
Los Angeles, CA	31.3%
Nashville, TN	457.2%
New York, NY	2.1%
Orlando FL	14.1%
Philadelphia, PA	31.2%
Phoenix, AZ	49.7%
Pittsburgh, PA	197.6%
Portland, OR	(3.0)%
Sacramento, CA	15.7%
San Antonio, TX	279.1%
San Francisco, CA	(1.9)%
Seattle, WA	85.5%
Tampa, FL	18.0%
Washington, D.C.	150.3%
The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2022	Six Months Ended June 30, 2023

	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$434,444	$429,890
Accumulated loss on impairment, beginning of period	(114,436)	(126,116)

Balance after cumulative loss on impairment, beginning of period	320,008	303,774

Acquisitions of radio station and FM Translators	514	3,542
Disposition of radio stations and FM translators	(2,763)	(4,329)
Loss on impairment	(13,985)	(3,263)

Balance, end of period after cumulative loss on impairment	$303,774	$299,724

Balance, end of period before cumulative loss on impairment	$429,890	$424,865
Accumulated loss on impairment, end of period	(126,116)	(125,141)

Balance, end of period after cumulative loss on impairment	$303,774	$299,724

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
As a result of changes in macroeconomic conditions and revenue forecasts, we performed an interim review of goodwill for impairment at June 30, 2023. We assessed a variety of factors, including forecasts for the remainder of 2023 and the amount by which the prior estimated fair value exceeded the carrying value including goodwill.
Based on our qualitative review, we tested one market for goodwill impairment. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise value of Townhall.com
®
to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.

The key estimates and assumptions used for our enterprise valuations were as follows:

Broadcast Markets Enterprise Valuations	December 31, 2022	June 30, 2023
Risk-adjusted discount rate	10.5%	10.5%
Operating profit margin ranges	0.9% – 5.3%	(1.5)% – 3.0%
Long-term revenue growth rates	0.6%	0.6%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry particip
ants and publicly available market data as of the measurement date.
Based o
n our review and analysis, we recorded an impairment charge of $
1.8

million to the carrying value of goodwill associated with Townhall.com
®
at June 30, 2023. The impairment charge was driven by the decreased revenue growth rates within the industry over those used in the year-end
valuation forecasts. We believe that this decrease is indicative of trends in the industry as a whole and not unique to our company or operations.
The following table presents the changes in goodwill including business acquisitions and dispositions as
discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2022	Six Months Ended June 30, 2023

	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment,	$28,749	$28,976
Accumulated loss on impairment	(4,763)	(4,891)

Balance, beginning of period after cumulative loss on impairment	23,986	24,085

Acquisitions of radio stations	—	80
Acquisitions of digital media entities	226	1,181
Loss on impairment	(127)	(1,847)

Ending period balance	$24,085	$23,499

Balance, end of period before cumulative loss on impairment	28,976	30,237
Accumulated loss on impairment	(4,891)	(6,738)

Ending period balance	$24,085	$23,499

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS
The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of June 30, 2023
		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)
Customer lists and contracts	$24,186	$(23,424)	$762
Domain and brand names	20,696	(19,871)	825
Favorable and assigned leases	1,479	(1,479)	—
Subscriber base and lists	10,416	(8,820)	1,596
Author relationships	3,070	(2,821)	249
Non-compete agreements	3,653	(2,269)	1,384
Other amortizable intangible assets	1,411	(1,391)	20

	$64,911	$(60,075)	$4,836

	As of December 31, 2022
		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)
Customer lists and contracts	$24,186	$(23,006)	$1,180
Domain and brand names	19,978	(19,704)	274
Favorable and assigned leases	2,188	(1,975)	213
Subscriber base and lists	8,647	(8,531)	116
Author relationships	3,070	(2,771)	299
Non-compete agreements	2,052	(2,044)	8
Other amortizable intangible assets	1,411	(1,352)	59

	$61,532	$(59,383)	$2,149

Amortization
expense was approximately $
0.6
 million and $
0.3
 million for the three-month periods ended June 30, 2023 and 2022, respectively and $
1.2
 million and $
0.7
 million for the
six-month
periods ended June 30, 2023 and 2022, respectively. Based on the amortizable intangible assets held at of June 30, 2023, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2023 (July – Dec)	$1,046
2024	1,686
2025	1,500
2026	361
2027	231
Thereafter	12

Total	$4,836

NOTE 10. LONG-TERM DEBT
Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
Long-term debt consists of the following:

	December 31, 2022	June 30, 2023

	(Dollars in thousands)
2028 Notes	$114,731	$159,416
Less unamortized discount and debt issuance costs	(3,253)	(7,119)

2028 Notes, net carrying value	111,478	152,297

2024 Notes	39,035	—
Less unamortized debt issuance costs	(146)	—

2024 Notes, net carrying value	38,889	—

Asset-Based Revolving Credit Facility principal outstanding (1)	8,958	22,615

Long-term debt less unamortized discount and debt issuance costs	$159,325	$174,912

Less current portion	8,958	22,615

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$150,367	$152,297

(1)
As of June 30, 2023, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $
25.1
 million, $
22.6
 million in outstanding borrowings, and $
0.3
 million of outstanding letters of credit, resulting in a $
2.2
 million borrowing base availability.

Our weighted average interest rate was
6.85
% and
7.12
% at December 31, 2022, and June 30,
2023, respectively.
In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of June 30, 2023:

•	$ 159.4 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$ 22.6 million outstanding borrowings under the ABL facility, with interest payments due at LIBOR plus 1.5 % to 2.0 % per annum or prime rate plus 0.5 % to 1.0 % per annum; and

•	Commitment fee of 0.25 % to 0.375 % per annum on the unused portion of the ABL Facility.
2028 Notes
On March 20, 2023, we issued $
44.7
 million in new
7.125
% Senior Secured Notes due in 2028 at a discount of $
41.9
 million resulting in an effective yield of
8.625
%. We used a portion of the proceeds of this borrowing to redeem the remaining $
36.5
 million of
6.75
% Senior Secured Notes due. The redemption of the 2024 Notes closed on March 27, 2023.
The 2028 Notes are guaranteed on a senior secured basis. We may redeem the 2028 Notes, in whole or in part, at any time prior to June 1, 2024, at a price equal to
100
% of the principal amount of the 2028 Notes plus a “make-whole” premium and accrued and unpaid interest, if any, up to, but not including, the redemption date. At any time on or after June 1, 2024, we may redeem some or all of the 2028 Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth in the 2028 Notes indenture, plus accrued and unpaid interest, if any, up to, but not including the redemption date. In addition, we may redeem up to
35
% of the aggregate principal amount of the 2028 Notes before June 1, 2024, with the net cash proceeds from certain equity offerings at a redemption price of
107.125
% of the principal amount plus accrued and unpaid interest, if any, up to, but not including the redemption date. We may also redeem up to
10
% of the aggregate original principal amount of the 2028 Notes per twelve-month period, in connection with up to two redemptions in such twelve-month period, at a redemption price of
101% of the principal amount plus accrued and unpaid interest up to, but not including, the redemption date.
The 2028 Notes mature on
June 1, 2028
, unless earlier redeemed or repurchased.
Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021
. Based on the balance of the 2028 Notes outstanding at June 30, 2023, we are required to pay $
11.4
 million per year in interest. As of June 30, 2023, accrued and unpaid interest on the 2028 Notes was $
1.0
 million.

The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At June 30, 2023, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $
9.2
 million, of which $
0.2
 million of third-party debt modification costs were expensed during the three months ended March 31, 2022. During the three and six months ended June 30, 2023, $
0.4
 million and $
0.8
 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense. During the three and six months ended June 30, 2022, $
0.2
 million and $
0.4
 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.
2024 Notes
O
n May 19, 2017, we issued
6.75
% Senior Secured Notes (“2024 Notes”) in a private placement. The 2024 Notes were guaranteed on a senior secured basis by our existing subsidiaries (“Subsidiary Guarantors”). The 2024 Notes accrued interest at a rate of 6.75% per year and were maturing on June 1, 2024, unless they were earlier redeemed or repurchased. Interest was payable semi-annually, in cash in arrears, on June 1 and December 1 of each year.
The 2024 Notes are secured by a first-priority lien on substantially all assets of ours and the Subsidiary Guarantors other than the ABL Facility Priority Collateral as described below. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
We recor
ded debt issuance costs of $
6.3
 million as a reduction of the debt proceeds being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During the three and six months ended June 30, 2023, $
0
 and
$
20,000
, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and six months ended June 30, 2022, $
45,000
and $
0.1
 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
On March
 27, 2023, we redeemed the remaining $
36.5
 million of 2024 Notes and paid $
0.8
 million in accrued but unpaid interest through the redemption date.
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
scheduled to be discontinued.
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of June 30, 2023, the amount available under the ABL Facility was $25.1 million of which $22.6 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the notes priority collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
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
Because the availability was less than $4.5 million during the quarter, we were required to test against the fixed charge coverage ratio
covenant. The fixed charge coverage ratio was below the required 1.0 to 1.0 level during the quarter and therefore, we were not in compliance with that covenant. On August 7, 2023 we signed a forbearance whereby the bank agreed not to exercise remedies on the default during the month of August. Additionally, the notional amount of the revolver was reduced from $30.0 million to $25.0 million with a minimum availability of $1.0 million. Finally, the interest rate on the ABL Facility was increased by two percentage points effective July 1, 2023 through the date of the forbearance amendment.

We recorded debt issue costs of $1.0 million as an asset being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three and six months ended June 30, 2023, $23,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. During the three and six months ended June 30, 2022, $28,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. At June 30, 2023, the blended interest rate on amounts outstanding under the ABL Facility was 7.74%.
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
Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2023 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended June 30,	(Dollars in thousands)
2024	$22,615
2025	—
2026	—
2027	—
2028	159,416
Thereafter	—

$182,031

NOTE 11. FAIR VALUE MEASUREMENTS
As of June 30, 2023, the carrying value of cash and cash equivalents, accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes on June 30, 2023 was $159.4 million compared to the estimated fair value of $150.6 million, based on the prevailing interest rates and trading activity of our Notes.
We have certain assets that are measured at fair value on a
non-recurring
basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.
The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	June 30, 2023
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3

	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$529	—	—	$529
Long-term debt less unamortized discount and debt issuance costs	174,912	—	168,834	—
NOTE 12. INCOME TAXES
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
At December 31, 2022, we had net operating loss carryforwards for federal income tax purposes of approximately $95.1 million that expire in years 2024 through 2037 and for state income tax purposes of approximately $633.9 million that expire in years 2023 through 2042. As a result of our adjusted cumulative three-year pre-tax
book loss as of December 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the
COVID-19
pandemic provided additional negative evidence that outweighed positive evidence which resulted in recognition of a valuation allowance for 2020 on federal and state net operating loss carry forwards. The valuation allowance related to the federal and state net operating loss carry forwards was $39.1 million and $40.0 million as of December 31, 2021 and 2022, respectively. As the economy continues to come out of the
COVID-19
pandemic
and

stay-at-home
shelter orders, we continue to monitor our budget; however, at this time we have determined it is more likely than not that a reasonable forecast beyond the current year does not provide enough evidence to measure the realization of December 31, 2022 and June 30, 2023 deferred tax assets.
During the interim period ended June 30, 2023, we computed the income tax provision using the estimated effective annual rate applicable for the full year. We updated our forecast to project taxable income for the 2023 calendar year. In accordance with the guidance under FASB ASC Topic
740-270-25-4,
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
NOTE 13. COMMITMENTS AND CONTINGENCIES
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
NOTE 14. STOCK INCENTIVE PLAN
The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six-month
periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

	(Dollars in thousands)		(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$34	$83	$36	$118
Restricted stock shares compensation expense included in corporate expenses	—	—	54	—
Stock option compensation expense included in broadcast operating expenses	19	35	49	61
Stock option compensation expense included in digital media operating expenses	15	16	35	29
Stock option compensation expense included in publishing operating expenses	—	2	—	3

Total stock-based compensation expense, pre-tax	$68	$136	$174	$211

Tax expense for stock-based compensation expense	(18)	(35)	(45)	(55)

Total stock-based compensation expense, net of tax	$50	$101	$129	$156

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and six-month
periods ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Expected volatility	n/a	84.69%	n/a	87.94%
Expected dividends	n/a	0.00%	n/a	0.00%
Expected term (in years)	n/a	9.5	n/a	8.4
Risk-free interest rate	n/a	1.61%	n/a	3.69%
Activity with respect to our option awards during the
six-month
period ended June 30, 2023 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2023	1,706,340	$2.68	$1.23	4.2 years	$—
Granted	1,249,500	1.06	0.87		—
Exercised	—	—	—		—
Forfeited or expired	(123,247)	4.90	1.43		—

Outstanding at June 30, 2023	2,832,593	1.88	1.07	5.8 years	$—

Exercisable at June 30, 2023	1,079,843	2.76	1.20	2.9 years	—

Expected to Vest	1,664,236	1.90	1.07	5.7 years	$—

Activity with respect to our restricted stock awards during the six-month
period ended June 30, 2023 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2023	14,854	3.66	1.20	$16
Granted	—	—	—	—
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2023	14,854	3.66	0.7	$14

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 30, 2023 of $
0.96
and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended June 30, 2023 and 2022, was $
0.1
 million and $
0.3
 million, respectively.
As of June 30
, 2023, there was $1.2 million of total unrecognized compensation cost related to non-vested
stock option awards. This cost is expected to be recognized over a weighted-average period of 3.1 years.
NOTE 15. SEGMENT DATA
FA
SB ASC Topic 280,
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
Salem News Channel (“SNC”) is a conservative news, opinion and commentary television network hosted by a number of engaging, compelling and respected conservative media personalities. SNC’s mission is to serve the media needs of audiences interested in political news and opinion content with a Judeo Christian world vision and seeks to become the leading provider of conservative news and option content for the rapidly growing OTT television and multi-screen digital audience.
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
The table below presents financial information for each operating segment as of June 30, 2023 and 2022 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Three Months Ended June 30, 2023
Net revenue	$49,680	$10,860	$5,234	$—	$65,774
Operating expenses	43,518	9,026	6,026	4,655	63,225

Net operating income (loss) before depreciation, amortization, impairments, and net (gain) loss on the disposition of assets	$6,162	$1,834	$(792)	$(4,655)	$2,549

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Depreciation	1,630	1,006	60	178	2,874
Amortization	2	620	25	—	647
Impairment of indefinite-lived long-term assets other than goodwill	1,139	—	—	—	1,139
Impairment of goodwill	—	1,847	—	—	1,847
Net (gain) loss on the disposition of assets	142	—	—	1	143

Net operating income (loss)	$3,249	$(1,639)	$(877)	$(4,834)	$(4,101)

Three Months Ended June 30, 2022
Net revenue	$52,452	$10,804	$5,426	$—	$68,682
Operating expenses	41,538	8,273	5,432	4,781	60,024

Net operating income (loss) before legal settlement, debt modification costs, depreciation, amortization, impairments, and net (gain) loss on the disposition of assets	$10,914	$2,531	$(6)	$(4,781)	$8,658

Legal settlement	951	—	—	—	951
Debt modification costs	—	—	—	20	20
Depreciation	1,530	979	89	260	2,858
Amortization	4	328	—	—	332
Impairment of indefinite-lived long-term assets other than goodwill	3,935	—	—	—	3,935
Impairment of goodwill	127	—	—	—	127
Net (gain) loss on the disposition of assets	(6,919)	(1)	—	27	(6,893)

Net operating income (loss)	$11,286	$1,225	$(95)	$(5,088)	$7,328

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Six Months Ended June 30, 2023
Net revenue	$98,020	$21,370	$9,873	$—	$129,263
Operating expenses	86,327	18,020	11,402	9,651	125,400

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$11,693	$3,350	$(1,529)	$(9,651)	$3,863

Depreciation	3,185	2,032	123	384	5,724
Amortization	2	1,138	50	—	1,190
Change in the estimated fair value of contingent earn-out consideration	—	(2)	—	—	(2)
Impairment of indefinite-lived long-term assets other than goodwill	3,263	—	—	—	3,263
Impairment of goodwill	—	1,847	—	—	1,847
Net (gain) loss on the disposition of assets	120	—	—	2	122

Net operating income (loss)	$5,123	$(1,665)	$(1,702)	$(10,037)	$(8,281)

Six Months Ended June 30, 2022
Net revenue	$100,884	$21,104	$9,303	$—	$131,291
Operating expenses	79,659	16,746	9,899	9,591	115,895

Net operating income (loss) before legal settlement, debt modification costs, depreciation, amortization, impairments, and net (gain) loss on the disposition of assets	$21,225	$4,358	$(596)	$(9,591)	$15,396

Legal settlement	951	—	—	—	951
Debt modification costs	—	—	—	248	248
Depreciation	3,186	1,920	169	525	5,800
Amortization	8	658	—	—	666
Change in the estimated fair value of contingent earn-out consideration	—	(5)	—	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	3,935	—	—	—	3,935
Impairment of goodwill	127	—	—	—	127
Net (gain) loss on the disposition of assets	(8,657)	(1)	—	30	(8,628)

Net operating income (loss)	$21,675	$1,786	$(765)	$(10,394)	$12,302

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated

	(Dollars in thousands)
As of June 30, 2023
Inventories, net	$—	$—	$1,308	$—	$1,308
Property and equipment, net	66,336	7,340	471	9,320	83,467
Broadcast licenses	299,724	—	—	—	299,724
Goodwill	2,702	19,351	1,446	—	23,499
Amortizable intangible assets, net	—	4,587	249	—	4,836
As of December 31, 2022
Inventories, net	$—	$—	$1,513	$—	$1,513
Property and equipment, net	63,634	7,751	546	9,365	81,296
Broadcast licenses	303,774	—	—	—	303,774
Goodwill	2,623	20,016	1,446	—	24,085
Amortizable intangible assets, net	213	1,637	299	—	2,149
NOTE 16. SUBSEQUENT EVENTS
On July 2
1
, 2023 we sold radio station
KNTS-AM
in Seattle, Washington for $
0.2
 million.
On July 1
3
, 2023 we sold radio station
KLFE-AM
in Seattle, Washington for $0.5 million.
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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case revenue is reported net of the commission retained by the agency. During the six months ended June 30, 2023 and 2022, 98% of our broadcast revenue was sold for cash.

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

Our broadcast advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 14.4% and 18.3%, respectively, of our total net broadcast advertising revenue during the six-month period ended June 30, 2023 compared to 12.7% and 18.5%, respectively, of our total net broadcast advertising revenue during the same period of the prior year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$52,452	$49,680	$100,884	$98,020
Net broadcast revenue – acquisitions	—	(293)	—	(498)
Net broadcast revenue – dispositions	(68)	(27)	(115)	(24)
Net broadcast revenue – format change	—	—	—	—

Same Station net broadcast revenue	$52,384	$49,360	$100,769	$97,498

Reconciliation of Broadcast Operating Expenses to Same Station Broadcast Operating Expenses
Broadcast operating expenses	$41,538	$43,518	$79,659	$86,327
Broadcast operating expenses – acquisitions	—	(872)	(15)	(1,531)
Broadcast operating expenses – dispositions	(54)	(73)	(79)	(98)
Broadcast operating expenses – format change	—	—	—	—

Same Station broadcast operating expenses	$41,484	$42,573	$79,565	$84,698

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$10,914	$6,162	$21,225	$11,693
Station operating (income) loss –acquisitions	—	579	15	1,033
Station operating (income) loss – dispositions	(14)	46	(36)	74
Station operating loss – format change	—	—	—	—

Same Station – Station Operating Income	$10,900	$6,787	$21,204	$12,800

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2022	2023	2022	2023

	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net broadcast revenue	$52,452	$49,680	$100,884	$98,020
Less broadcast operating expenses	(41,538)	(43,518)	(79,659)	(86,327)

Station Operating Income	$10,914	$6,162	$21,225	$11,693

Net digital media revenue	$10,804	$10,860	$21,104	$21,370
Less digital media operating expenses	(8,273)	(9,026)	(16,746)	(18,020)

Digital Media Operating Income	$2,531	$1,834	$4,358	$3,350

Net publishing revenue	$5,426	$5,234	$9,303	$9,873
Less publishing operating expenses	(5,432)	(6,026)	(9,899)	(11,402)

Publishing Operating Loss	$(6)	$(792)	$(596)	$(1,529)

In the table below, we present a reconciliation of net income (loss), the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2022	2023	2022	2023

	(Dollars in thousands)
Reconciliation of Net Income (Loss) to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net income (loss)	$9,117	$(7,094)	$10,856	$(12,248)
Plus benefit from income taxes	(1,082)	(561)	(1,293)	(2,837)
Plus net miscellaneous income and (expenses)	1	9	—	(211)
Plus (gain) loss on early retirement of long-term debt	(35)	—	18	60
Plus (earnings) loss from equity method investment	(3,913)	19	(3,913)	11
Plus interest expense, net of capitalized interest	3,389	3,539	6,783	6,970
Less interest income	(149)	(13)	(149)	(26)

Net operating income (loss)	$7,328	$(4,101)	$12,302	$(8,281)

Plus net (gain) loss on the disposition of assets	(6,893)	143	(8,628)	122
Plus change in the estimated fair value of contingent earn-out consideration	—	—	(5)	(2)
Plus legal settlement	951	—	951	—
Plus debt modification costs	20	—	248	—
Plus impairment of indefinite-lived long-term assets other than goodwill	3,935	1,139	3,935	3,263
Plus impairment of goodwill	127	1,847	127	1,847
Plus depreciation and amortization	3,190	3,521	6,466	6,914
Plus unallocated corporate expenses	4,781	4,655	9,591	9,651

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$13,439	$7,204	$24,987	$13,514

Station Operating Income	$10,914	$6,162	$21,225	$11,693
Digital Media Operating Income	2,531	1,834	4,358	3,350
Publishing Operating Loss	(6)	(792)	(596)	(1,529)

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$13,439	$7,204	$24,987	$13,514

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss), the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023

	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Income (Loss)
Net income (loss)	$9,117	$(7,094)	$10,856	$(12,248)
Plus interest expense, net of capitalized interest	3,389	3,539	6,783	6,970
Plus benefit from income taxes	(1,082)	(561)	(1,293)	(2,837)
Plus depreciation and amortization	3,190	3,521	6,466	6,914
Less interest income	(149)	(13)	(149)	(26)

EBITDA	$14,465	$(608)	$22,663	$(1,227)

Plus net (gain) loss on the disposition of assets	(6,893)	143	(8,628)	122
Plus change in the estimated fair value of contingent earn-out consideration	—	—	(5)	(2)
Plus debt modification costs	20	—	248	—
Plus impairment of indefinite-lived long-term assets other than goodwill	3,935	1,139	3,935	3,263
Plus impairment of goodwill	127	1,847	127	1,847
Plus net miscellaneous (income) and expenses	1	9	—	(211)
Plus (gain) loss on early retirement of long-term debt	(35)	—	18	60
Plus non-cash stock-based compensation	68	136	174	211

Adjusted EBITDA	$11,688	$2,666	$18,532	$4,063

RESULTS OF OPERATIONS

The following factors affected our results of operations and cash flows for the three months ended June 30, 2023 as compared to the same period of the prior year:

As a result of declining revenue growth projections forecasted by industry analysts, we performed an interim review of broadcast licenses for impairment at June 30, 2023. Based on our review and analysis, we determined that the carrying value of broadcast licenses in two of our market clusters were impaired as of the interim testing period ending June 30, 2023. We recorded an impairment charge of $1.1 million to the value of broadcast licenses in Portland and San Francisco.

As a result of changes in macroeconomic conditions and revenue reforecasts, we performed an interim review of goodwill for impairment at June 30, 2023. Based on our review and analysis, we recorded an impairment charge of $1.8 million to goodwill in Townhall.com® at June 30, 2023.

Acquisitions and Divestitures

The operating results of our business acquisitions and asset purchases are included in our consolidated results of operations from their respective closing date or the date that we began operating them under an Local Marketing Agreement (“LMA”) or Time Brokerage Agreement (“TBA”). The operating results of business and asset divestitures are excluded from our consolidated results of operations from their respective closing date or the date that a third-party began operating them under an LMA or TBA.

•

On May 25, 2023, we closed on the sale to a related party the economic interests in the leases at our Greenville, South Carolina radio transmitter site for $3.5 million resulting in a pre-tax gain of $3.3 million.

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

•	On January 10, 2023, we closed on the acquisition of radio stations WWFE-AM, WRHC-AM and two FM translators in Miami, Florida for $3.0 million in cash.

•	On January 6, 2023, we closed on the acquisition of radio station WMYM-AM and an FM translator in Miami, Florida for $3.2 million in cash.

•	On June 27, 2022, we closed on the sale of 9.3 acres of land in the Denver area for $8.2 million resulting in a pre-tax gain of $6.5 million.

•

On May 25, 2022, we closed on the sale of radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under a TBA. We recorded a pre-tax gain of $0.5 million.

•

On May 2, 2022, we closed on the acquisition of websites and related assets of Retirement Media for $0.2 million in cash. We recorded goodwill of approximately $2,400 associated with the expected synergies to be realized upon combining the operations into our digital media platform within Eagle Financial Publications. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

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

•

On January 19, 2023 we repurchased $2.5 million of the 2024 Notes at 97.25% of face value recognizing a gain of $39,000 after adjusting for debt issue costs as detailed in Note 10 – Long-Term Debt of our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q.

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Net Broadcast Revenue

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$52,452	$49,680	$(2,772)	(5.3)%	76.4%	75.5%
Same Station Net Broadcast Revenue	$52,384	$49,360	$(3,024)	(5.8)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,
	2022		2023

	(Dollars in thousands)
Block Programming:
National	$13,340	25.4%	$13,453	27.1%
Local	5,876	11.2%	5,900	11.9%

	19,216	36.6%	19,353	39.0%
Broadcast Advertising:
National	4,059	7.7%	2,861	5.8%
Local	11,269	21.5%	10,127	20.4%

	15,328	29.2%	12,988	26.2%
Station Digital (local)	9,881	18.9%	9,937	20.0%
Infomercials	182	0.4%	154	0.3%
Network	5,409	10.3%	5,094	10.3%
Other Revenue	2,436	4.6%	2,154	4.3%

Net Broadcast Revenue	$52,452	100%	$49,680	100.0%

Block programming revenue increased 0.7% to $19.4 million from $19.2 million, due to increases in rates during our 2023 annual renewals and the launch of new programs. Higher demand can result in an increase in rates, particularly if premium time slots are sold out. National programming from our News Talk format radio stations increased $0.1 million and our Christian Teaching and Talk radio stations increased $0.1 million. Local programming remained consistent, including a $0.1 million increase from our remaining radio station formats that was offset by a $0.1 million decrease from our News Talk format radio stations.

Advertising revenue, net of agency commissions, or net advertising revenue, decreased 15.3%, or $2.3 million, to $13.0 million from $15.3 million, driven by a 29.5% decrease in national spots and a 10.1% decrease in local spots. The decrease reflects the impact of political revenue, which generated $0.1 million of revenue ($0.1 million local) in 2023 compared to $1.0 million ($0.5 million national and $0.5 million local) in 2022, or a decrease of $0.9 million. Excluding the impact of political revenue, net advertising revenue declined 9.9% to $12.9 million from $14.3 million. Revenue from our Contemporary Christian Music format radio stations was $5.8 million compared to $6.4 million in the prior year, a decrease of $0.6 million. Revenue from our News Talk format stations was $4.0 million compared to $4.6 million in the prior year, a decrease of $0.6 million. Revenue from our Christian Teaching and Talk format radio stations was $1.8 million compared to $2.1 million in the prior year, a decrease of $0.3 million that was offset by an increase of $0.1 million from our remaining radio station formats. We started to experience lower demand in the second half of 2022 as economic concerns resulted in reduced advertising spending.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased 0.6%, or $0.1 million. The increase includes, a $0.7 million increase due to higher demand for digital marketing services through Salem Surround, a $0.5 million increase from Salem Podcast Network and a $0.2 million increase from Salem News Channel that was offset by a $0.7 million decrease in SalemNOW that received distribution fees from the documentary motion picture that we invested in the prior year, a $0.4 million decrease in streaming revenue and digital advertising revenue from our station websites and a $0.2 million decrease from our network. There were no significant changes in digital rates as compared to the prior year.

Infomercial revenue declined due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of amounts reported as digital, decreased 5.8%, or $0.3 million, primarily due to the $0.3 million decrease in political advertising.

Other revenue decreased 11.6%, or $0.3 million including a $0.1 million decrease in event revenue, a $0.1 million decrease in rental income and a $0.1 million decrease in listener purchase program revenue from lower half price tuition sales. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather, which can affect attendance.

On a Same Station basis, net broadcast revenue decreased $3.0 million, which reflects these items net of the impact of station acquisitions and dispositions.

Net Digital Media Revenue

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,804	$10,860	$56	0.5%	15.7%	16.5%

The following table shows the dollar amount and percentage of national net digital media revenue, or revenue generated from our websites and digital subscriptions, for each digital media revenue source.

	Three Months Ended June 30,
	2022		2023

	(Dollars in thousands)
Digital Advertising, net	$4,549	42.1%	$4,064	37.4%
Digital Streaming	897	8.3	832	7.7
Digital Subscriptions	3,191	29.5	3,890	35.8
Digital Downloads	2,047	19.0	1,912	17.6
Other Revenues	120	1.1	162	1.5

Net Digital Media Revenue	$10,804	100.0%	$10,860	100%

Digital advertising revenue net of agency commissions, or national net digital revenue, decreased 10.7%, or $0.5 million, primarily due to a $0.5 million decline from Townhall Media. Declines from Townhall Media were driven by changes in Facebook algorithms that limit political content, the growing use of browsers that block third-party cookies limiting advertising, and the overall state of the economy that has weakened demand for advertising resulting in a lower number of advertisements and a reduction in rates.

Digital streaming revenue decreased 7.2%, or $0.1 million, based on decreased demand for content available from our Christian websites. There were no significant changes in rates.

Digital subscription revenue increased 21.9%, or $0.7 million, including a $0.8 million increase from Eagle Financial Publications from new subscriptions generated from the newly acquired George Gilder Report and DayTradeSPY and a $0.1 million increase from Townhall VIP that was offset with a $0.2 million decrease from Salem Web Network. There were no significant changes in rates as compared to the same period of the prior year.

Digital download revenue decreased 6.6%, or $0.1 million, due to a lower volume of downloads from our church product websites with no significant changes in rates as compared to the same period of the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals, which slightly increased in volume with no changes in rates over the same period of the prior year.

Net Publishing Revenue

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$5,426	$5,234	$(192)	(3.5)%	7.9%	8.0%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended June 30,
	2022		2023

	(Dollars in thousands)
Book Sales	$3,643	67.1%	$2,677	51.1%
Estimated Sales Returns & Allowances	(609)	(11.2)	479	9.2

Net Book Sales	3,034	55.9%	3,156	60.3%

E-Book Sales	338	6.3	227	4.3
Self-Publishing Fees	1,652	30.4	1,590	30.4
Other Revenue	402	7.4	261	5.0

Net Publishing Revenue	$5,426	100.0%	$5,234	100.0%

Net book sales increased 4.0%, or $0.1 million, which includes a $0.1 million increase from Salem Author Services while Regnery® Publishing slightly decreased, as book sales reflect a 28% decrease in volume and a 3% decrease in the average price per unit sold. Book sales through Regnery® Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The improvement of $1.1 million in estimated sales returns and allowances reflects favorable adjustments on expected future returns for several titles based on a review of scanned sales to date. The increase in book sales from Salem Author Services was due to an increase in the number of books sold with no significant changes in sale prices.

Regnery® Publishing e-book sales declined 32.8%, or $0.1 million, due to a 19% decrease in the average price per unit sold and a 17% decrease in sales volume. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on a book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased 3.8%, or $0.1 million, due to a decrease in the number of authors with no material change in fees charged to authors.

Other revenue includes change fees, video trailers and website revenues and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue decreased 35.1%, or $0.1 million, due to lower demand resulting in lower sales volume. There were no changes in volume or rates.

Broadcast Operating Expenses

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$41,538	$43,518	$1,980	4.8%	60.5%	66.2%
Same Station Broadcast Operating Expenses	$41,484	$42,573	$1,089	2.6%

Broadcast operating expenses increased 4.8%, or $2.0 million, including a $0.9 million increase from broadcast entities, a $0.5 million increase from the launch of Salem News Channel in 2022, a $0.3 million increase from Salem Surround and a $0.2 million increase from Salem Podcast Network. The increase in expenses from Salem Surround, Salem News Channel and Salem Podcast Network are consistent with the growth and investment in these entities to expand digital product offerings and revenue sources in our broadcast division. The increase of $0.9 million from our broadcast entities includes a $0.8 million increase in employee-related expenses including $0.1 million in employee benefits, a $0.4 million increase in bad debt expense, and a $0.3 million in lease expense, that were offset by a $0.3 million decrease in travel and entertainment and a $0.2 million decrease in professional services expenses.

On a Same-Station basis, broadcast operating expenses increased 2.6%, or $1.1 million. The increase in broadcast operating expenses on a Same Station basis reflects these items net of the impact of start-up costs associated with acquisitions and station dispositions.

Legal Settlement

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Legal Settlement	$951	$—	$(951)	(100.0)%	1.4%	—%

On September 26, 2022, we entered into a settlement agreement in connection with a lawsuit. While we denied the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. We previously estimated that we would resolve the matter for $1.5 million, and that amount accrued at June 30, 2022. During mediation held on September 26, 2022, the parties reached a settlement whereby we paid $5.3 million in exchange for a release by the Plaintiff of all claims. The settlement amount was paid in December 2022.

Digital Media Operating Expenses

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,273	$9,026	$753	9.1%	12.0%	13.7%

Digital media operating expenses increased 9.1%, or $0.8 million, including a $0.2 million increase in employee related costs, a $0.2 million increase in advertising and promotional expenses due to increased e-mail marketing efforts to increase subscriptions, a $0.1 million increase in software and streaming costs, a $0.1 million increase in royalties and a $0.1 million increase in professional services expenses.

Publishing Operating Expenses

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,432	$6,026	$594	10.9%	7.9%	9.2%

Publishing operating expenses increased 10.9%, or $0.6 million, including a $0.2 million increase in employee related costs, a $0.1 million increase in the cost of sales, a $0.1 million increase in royalties and a $0.1 million increase in professional services expenses. The increase in cost of sales primarily relates to Salem Author Services primarily due to increased paper costs. The gross profit margin for Regnery® Publishing declined to 0% from 38% as sales volume decreased and inventory obsolescence reserve increased. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services decreased to 74% from 79% due to higher print costs.

Unallocated Corporate Expenses

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$4,781	$4,655	$(126)	(2.6)%	7.0%	7.1%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, that are not directly attributable to any one of our operating segments. The decrease of 2.6%, or $0.1 million, includes a $0.2 million decrease in travel and entertainment expenses, a $0.1 million decrease in franchise tax, and a $0.1 million decrease in acquisition-related expenses that was offset by a $0.3 million increase in professional services expenses.

Debt Modification Costs

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$20	$—	$(20)	(100.0)%	—%	—%

We recorded additional debt modification costs of $20,000 during the second quarter of 2022 associated with the refinance of $112.8 million of the 2024 Notes for $114.7 million of the 2028 Notes.

Depreciation Expense

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$2,858	$2,874	$16	0.6%	4.2%	4.4%

Depreciation expense increase reflects acquisitions of property and equipment, including capital projects that were delayed due to the pandemic. This was slightly offset by the impact of the prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$332	$647	$315	94.9%	0.5%	1.0%

The increase in amortization expense reflects the acquisition of the George Gilder Report in February 2023 associated with subscriber base lists, domain names and non-compete agreements that have estimated useful lives of three to five years. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$3,935	$1,139	$(2,796)	(71.1)%	5.7%	1.7%

As a result of declining revenue growth projections forecasted by industry analysts, we performed an interim review of broadcast licenses for impairment at June 30, 2023. Based on our review and analysis, we determined that the carrying value of broadcast licenses in two of our market clusters were impaired as of the interim testing period ending June 30, 2023. We recorded an impairment charge of $1.1 million to the value of broadcast licenses in Portland and San Francisco. The impairment charge was driven by a decline in projected revenues for the broadcast industry impacting the remainder of 2023 and a reduction in the future industry growth rates based on current economic indicators.

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

Impairment of Goodwill

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$127	$1,847	$1,720	1,354.3%	0.2%	2.8%

As a result of changes in macroeconomic conditions and revenue reforecasts, we performed an interim review of goodwill for impairment at June 30, 2023. Based on our review and analysis, we recorded an impairment charge of $1.8 million to goodwill in Townhall.com® at June 30, 2023.

As a result of changes in macroeconomic conditions and rising interest rates that increase the WACC, we performed an interim review of goodwill for impairment at June 30, 2022. Based on our review and analysis, we recorded an impairment charge of $0.1 million to goodwill in one of our broadcast markets at June 30, 2022.

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$(6,893)	$143	$7,036	(102.1)%	(10.0)%	0.2%

The net loss on the disposition of assets of $0.1 million for the three-month period ending June 30, 2023, reflects a $3.3 million estimated pre-tax loss on the pending sale of radio station KSAC-FM in Sacramento, California and $0.1 million of net losses from various fixed asset disposals that was offset by a $3.3 million pre-tax gain on the sale of the economic interests in the leases at our Greenville, South Carolina to a related party.

The net gain on the disposition of assets of $6.9 million for the three-month period ending June 30, 2022 reflects a $6.5 million pre-tax gain on the sale of land used in our Denver, Colorado broadcast operations and a $0.5 million pre-tax gain on the sale of our radio stations in Louisville, Kentucky that was offset with $0.1 million of net losses from various fixed asset disposals.

Other Income (Expense)

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$149	$13	$(136)	(91.3)%	0.2%	—%
Interest Expense	(3,389)	(3,539)	(150)	4.4%	(4.9)%	(5.4)%
Gain (loss) on Early Retirement of Long-Term Debt	35	—	(35)	(100.0)%	0.1%	—%
Earnings (loss) from equity method investment	3,913	(19)	(3,932)	(100.5)%	5.7	—%
Net Miscellaneous Income and (Expenses)	(1)	(9)	(8)	800.0%	—%	—%

Interest income represents earnings on excess cash, interest due under promissory notes and interest earned from our equity investment in OPA in the same period of the prior year.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The increase reflects the higher outstanding balance of the ABL Facility during the three-months ended June 30, 2023.

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

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other expenses.

Benefit from Income Taxes

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Benefit from Income Taxes	$(1,082)	$(561)	$521	(48.2)%	(1.6)%	(0.9)%

Tax benefit decreased by $0.5 million to $0.6 million for the three months ended June 30, 2023, compared to $1.1 million for the same period of the prior year. The benefit from income taxes as a percentage of income before income taxes, or the effective tax rate, was 7.3% for the three months ended June 30, 2023, compared to (13.5)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of 7.3% is driven by projected utilization of operating loss carryforwards, along with certain expenses that are nondeductible for income tax purposes relative to pre-tax book income, and tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions for state jurisdictions in which a full valuation allowance has been recording against net operating loss carryforward.

Net Income (Loss)

	Three Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$9,117	$(7,094)	$(16,211)	(177.8)%	13.3%	(10.8)%

We recognized a net loss of $7.1 million compared to net income of $9.1 million during the same period of the prior year due to the factors described above.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The following factors affected our results of operations and cash flows for the six months ended June 30, 2023 as compared to the same period of the prior year:

We invested in a limited liability company that will own, distribute, and market a motion picture. The investment of $1.5 million at June 30, 2023 is reflected at cost in other assets.

As a result of declining revenue growth projections forecasted by industry analysts, we performed an interim review of broadcast licenses for impairment at June 30, 2023. Based on our review and analysis, we determined that the carrying value of broadcast licenses in two of our market clusters were impaired as of the interim testing period ending June 30, 2023. We recorded an impairment charge of $1.1 million to the value of broadcast licenses in Portland and San Francisco.

As a result of changes in macroeconomic conditions and revenue reforecasts, we performed an interim review of goodwill for impairment at June 30, 2023. Based on our review and analysis, we recorded an impairment charge of $1.8 million to goodwill in Townhall.com® at June 30, 2023.

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

•

On May 25, 2023, we closed on the sale to a related party the economic interests in the leases at our Greenville, South Carolina radio transmitter site for $3.5 million resulting in a pre-tax gain of $3.3 million.

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

•	On January 10, 2023, we closed on the acquisition of radio stations WWFE-AM, WRHC-AM and two FM translators in Miami, Florida for $3.0 million in cash.

•	On January 6, 2023, we closed on the acquisition of radio station WMYM-AM and an FM translator in Miami, Florida for $3.2 million in cash.

•	On June 27, 2022, we closed on the sale of 9.3 acres of land in the Denver area for $8.2 million resulting in a pre-tax gain of $6.5 million.

•

On May 25, 2022, we closed on the sale of radio stations WFIA-AM, WFIA-FM and WGTK-AM in Louisville, Kentucky for $4.0 million with credits applied from amounts previously paid, including a portion of the monthly fees paid under TBA. We recorded a pre-tax gain of $0.5 million.

•

On May 2, 2022, we closed on the acquisition of websites and related assets of Retirement Media for $0.2 million in cash. The accompanying Condensed Consolidated Statement of Operations reflects the operating results of this entity as of the closing date within our digital media segment.

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

•

On January 19, 2023 we repurchased $2.5 million of the 2024 Notes at 97.25% of face value recognizing a gain of $39,000 after adjusting for debt issue costs as detailed in Note 10 – Long-Term Debt of our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q.

Net Broadcast Revenue

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$100,884	$98,020	$(2,864)	(2.8)%	76.8%	75.8%
Same Station Net Broadcast Revenue	$100,769	$97,498	$(3,271)	(3.2)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2022		2023

	(Dollars in thousands)
Block Programming:
National	$26,399	26.2%	$26,979	27.5%
Local	12,049	11.9%	11,917	12.2%

	38,448	38.1%	38,896	39.7%
Broadcast Advertising:
National	7,700	7.6%	5,750	5.9%
Local	21,552	21.4%	19,554	19.9%

	29,252	29.0%	25,304	25.8%
Broadcast Digital (local)	18,087	17.9%	19,126	19.5%
Infomercials	373	0.4%	337	0.3%
Network	10,240	10.2%	10,208	10.4%
Other Revenue	4,484	4.8%	4,149	4.2%

Net Broadcast Revenue	$100,884	100.0%	$98,020	100.0%

Block programming revenue increased 1.2% to $38.9 million from $38.4 million, due to increases in rates during our 2023 annual renewals and higher demand from the expansion of existing programs and the launch of new programs. National programming from our Christian Teaching and Talk format radio stations increased $0.5 million while our News Talk format stations increased $0.1 million. Local programming decreased $0.2 million from our News Talk format radio stations and $0.1 million from our Christian Teaching and Talk format radio stations that was offset by an increase of $0.2 million from our remaining radio station formats.

Advertising revenue, net of agency commissions, or net advertising revenue, decreased 13.5%, or $3.9 million, to $25.3 million from $29.2 million, driven by a 25.3% decrease in national spots and a 9.3% decrease in local spots. The decrease reflects the impact of political revenue, which generated $0.3 million of revenue ($0.3 million local) in 2023 compared to $1.5 million ($0.9 million national and $0.6 million local) in 2022, or a decrease of $1.2 million. Excluding the impact of political revenue, net advertising revenue declined 9.6% to $25.0 million from $27.7 million. Revenue from our Contemporary Christian Music format radio stations was $11.1 million compared to $12.3 million in the prior year, a decrease of $1.2 million. Revenue from our News Talk format stations was $7.9 million compared to $8.9 million in the prior year, a decrease of $1.0 million. Revenue from our Christian Teaching and Talk format radio stations was $3.5 million compared to $4.1 million in the prior year, a decrease of $0.6 million that was offset by an increase of $0.1 million from our remaining radio station formats. We experienced a higher demand for advertising during the first half of 2022 as pandemic restrictions eased followed by a decrease in demand during the third quarter as advertising revenue is adversely impacted by advertisers that limit advertising spending as concerns grow over inflation and the state of the economy.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased 5.7%, or $1.0 million. The increase includes a $1.1 million increase from a higher demand for digital marketing services through Salem Surround, a $1.0 million increase from Salem Podcast Network and a $0.3 million increase from Salem News Channel that was offset by a $0.7 million decrease in SalemNOW that received distribution fees from the documentary motion picture that we invested in the prior year, a $0.6 million decrease in streaming revenue and digital advertising revenue from our station websites and a $0.1 million decrease from our network. There were no significant changes in digital rates as compared to the prior year.

We experienced a small decline in infomercial revenue of $36,000 due to a lower number of infomercials aired during the period with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of amounts reported as digital, decreased 0.3%, or $32,000, including a $0.2 million decrease in political advertising that was offset by a $0.1 million increase from our nationally syndicated host programs.

Other revenue decreased 7.5%, or $0.3 million, primarily related to a $0.2 million decrease in rental income.

On a Same Station basis, net broadcast revenue decreased $3.3 million, which reflects these items net of the impact of stations acquisitions and dispositions.

Net Digital Media Revenue

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media	$21,104	$21,370	$266	1.3%	16.1%	16.5%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Six Months Ended June 30,
	2022		2023

	(Dollars in thousands)
Digital Advertising, net	$9,088	43.1%	$7,967	37.3%
Digital Streaming	1,798	8.5	1,693	7.9
Digital Subscriptions	6,343	30.1	7,873	36.8
Digital Downloads	3,645	17.3	3,570	16.7
Other Revenues	230	1.0	267	1.3

Net Digital Media Revenue	$21,104	100.0%	$21,370	100.0%

Digital advertising revenue net of agency commissions, or national net digital revenue, decreased 12.3%, or $1.1 million, including a $1.1 million decrease from Townhall Media and a $40,000 decrease from Salem Web Network that was offset by a $0.1 increase from Eagle Financial Publications. Declines from Townhall Media were driven by changes in Facebook algorithms that limit political content, the growing use of browsers that block third-party cookies limiting advertising, and the overall state of the economy that has weakened demand resulting in lower advertising rates.

Digital streaming revenue decreased 5.8%, or $0.1 million, based on decreased demand for content available from our Christian websites. There were no significant changes in sales volume or rates.

Digital subscription revenue increased 24.1%, or $1.5 million, including a $1.6 million increase from Eagle Financial Publications, from new subscriptions generated from the newly acquired George Gilder Report and DayTradeSPY and a $0.2 million increase from Townhall VIP, that were offset by a $0.3 million decrease from Salem Web Network.

Digital download revenue decreased 2.1%, or $0.1 million, due to a lower volume of downloads from our church product websites with no significant changes in rates as compared to the same period of the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which increased slightly in volume with no changes in rates over the same period of the prior year.

Net Publishing Revenue

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Publishing Revenue	$9,303	$9,873	$570	6.1%	7.1%	7.6%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Six Months Ended June 30,
	2022		2023

	(Dollars in thousands)
Book Sales	$6,204	66.7%	$5,541	56.1%
Estimated Sales Returns & Allowances	(1,444)	(15.5)	(10)	(0.1)
Net Book Sales	4,760	51.2	5,531	56.0
E-Book Sales	625	6.7	496	5.0
Self-Publishing Fees	3,379	36.3	3,436	34.8
Other Revenue	539	5.8	410	4.2

Net Publishing Revenue	$9,303	100.0%	$9,873	100.0%

Net book sales increased 16.2%, or $0.8 million, which includes a $0.6 million increase from Regnery Publishing, as book sales reflect a 2% increase in the average price per unit sold offset by a 15% decrease in volume and a $0.2 million increase from Salem Author Services. Book sales through Regnery Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The improvement of $1.4 million in estimated sales returns and allowances reflects favorable adjustments on expected future returns for several titles based on a review of scanned sales to date. The increase in book sales from Salem Author Services was due to an increase in the number of books sold with no significant changes in sale prices.

Regnery Publishing e-book sales declined 20.6%, or $0.1 million, due to a 38% decrease in sales volume offset by a 27% increase in the average price per unit sold. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on a book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees increased 1.7%, or $0.1 million, due to an increase in the number of authors with no material change in fees charged to authors.

Other revenue includes change fees, video trailers and website revenues and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue decreased 23.9%, or $0.1 million, due to lower demand resulting in lower sales volume. There were no changes in volume or rates.

Broadcast Operating Expenses

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$79,659	$86,327	$6,668	8.4%	60.7%	66.8%
Same Station Broadcast Operating Expenses	$79,565	$84,698	$5,133	6.5%

Broadcast operating expenses increased 8.4%, or $6.7 million, including an $4.1 million increase from broadcast entities, a $1.1 million increase from the launch of Salem News Channel in 2022, a $0.9 million increase from Salem Surround, and a $0.5 million increase from Salem Podcast Network. The increase in expenses from Salem Surround, Salem News Channel and Salem Podcast Network is consistent with the growth and investment in these entities to expand digital product offerings and revenue sources in our broadcast division. The increase of $4.1 million from our broadcast entities includes a $2.8 million increase in employee-related expenses, including $0.2 million in severance expense and $0.2 million in employee benefits, a $0.8 million increase in bad debt expense, and a $0.5 million in lease expense.

On a same-station basis, broadcast operating expenses increased 6.5%, or $5.1 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions and station dispositions.

Legal Settlement

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Legal Settlement	$951	$—	$(951)	(100.0)%	0.7%	—%

On September 26, 2022, we entered into a settlement agreement in connection with a lawsuit. While we denied the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. We previously estimated that we would resolve the matter for $1.5 million, and that amount accrued at June 30, 2022. During mediation held on September 26, 2022, the parties reached a settlement whereby we paid $5.3 million in exchange for a release by the Plaintiff of all claims. The settlement amount was paid in December 2022.

Digital Media Operating Expenses

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$16,746	$18,020	$1,274	7.6%	12.8%	13.9%

Digital media operating expenses increased 7.6%, or $1.3 million, including a $0.6 million increase in employee related costs which includes $0.1 million of severance expense, a $0.4 million increase in advertising and promotional expenses due to increased e-mail marketing efforts to increase subscriptions, a $0.2 million increase in professional services expenses, a $0.1 million increase in royalties and a $0.1 million increase in software and streaming costs, that was offset by a $0.2 million decrease in sales-based commissions and bonuses.

Publishing Operating Expenses

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$9,899	$11,402	$1,503	15.2%	7.5%	8.8%

Publishing operating expenses increased 15.2%, or $1.5 million, including a $0.4 million increase in the cost of sales, a $0.4 million increase in employee-related expenses, a $0.3 million increase in professional services, a $0.2 million increase in royalty expenses, and a $0.1 million increase in advertising expenses. The increase in cost of sales includes a $0.2 million increase from Regnery® Publishing and a $0.2 million increase in Salem Author Services. The gross profit margin for Regnery® Publishing declined to 19% from 41% as sales volume decreased and increased inventory obsolescence reserve. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services declined to 76% from 79% due to higher print costs.

Unallocated Corporate Expenses

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$9,591	$9,651	$60	0.6%	7.3%	7.5%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, which are not directly attributable to any one of our operating segments. The increase of 0.6%, or $0.1 million, includes a $0.2 million increase in professional services expenses primarily associated with legal fees and public reporting costs and a $0.2 million increase in acquisition-related expenses that was offset by a $0.1 million decrease in travel and entertainment and a $0.1 million decrease in franchise tax.

Debt Modification Costs

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Debt Modification Costs	$248	$—	$(248)	(100.0)%	0.2%	—%

We recorded additional debt modification costs of $0.2 million during the first half of 2022 associated with the refinance of $112.8 million of the 2024 Notes for $114.7 million of the 2028 Notes.

Depreciation Expense

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$5,800	$5,724	$(76)	(1.3)%	4.4%	4.4%

Depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$666	$1,190	$524	78.7%	0.5%	0.9%

The increase in amortization expense reflects the acquisition of the George Gilder Report in February 2023 associated with subscriber base lists, domain names and non-compete agreements that have estimated useful lives of three to five years. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(5)	$(2)	$3	(60.0)%	—%	—%

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

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$3,935	$3,263	$(672)	(17.1)%	3.0%	2.5%

As a result of declining revenue growth projections forecasted by industry analysts, we performed an interim review of broadcast licenses for impairment at June 30, 2023. Based on our review and analysis, we determined that the carrying value of broadcast licenses in two of our market clusters were impaired as of the interim testing period ending June 30, 2023. We recorded an impairment charge of $1.1 million to the value of broadcast licenses in Portland and San Francisco. The impairment charge was driven by a decline in projected revenues for the broadcast industry impacting the remainder of 2023 and a reduction in the future industry growth rates based on current economic indicators.

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

Impairment of Goodwill

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Impairment of Goodwill	$127	$1,847	$1,720	1,354.3%	0.1%	1.4%

As a result of changes in macroeconomic conditions and revenue reforecasts, we performed an interim review of goodwill for impairment at June 30, 2023. Based on our review and analysis, we recorded an impairment charge of $1.8 million to goodwill in Townhall.com® at June 30, 2023.

As a result of changes in macroeconomic conditions and rising interest rates that increase the WACC, we performed an interim review of goodwill for impairment at June 30, 2022. Based on our review and analysis, we recorded an impairment charge of $0.1 million to goodwill in one of our broadcast markets at June 30, 2022.

Net (Gain) Loss on the Disposition of Assets

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$(8,628)	$122	$8,750	(101.4)%	(6.6)%	0.1%

The net loss on the disposition of assets of $0.1 million for the six-month period ending June 30, 2023, reflects a $3.3 million estimated pre-tax loss on the pending sale of radio station KSAC-FM in Sacramento, California and $0.1 million of net losses from various fixed asset disposals that was offset by a $3.3 million pre-tax gain on the sale of the economic interests in the leases at our Greenville, South Carolina to a related party.

The net gain on the disposition of assets of $8.6 million for the six-month period ending June 30, 2022 reflects a $6.5 million pre-tax gain on the sale of land used in our Denver, Colorado broadcast operations, a $1.8 million pre-gain on the sale of land used in our Phoenix, Arizona broadcast operations, and a $0.5 million pre-tax gain on the sale of our radio stations in Louisville, Kentucky that was offset by $0.2 million of net losses from various fixed asset disposals.

Other Income (Expense)

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$149	$26	$(123)	(82.6)%	0.1%	—%
Interest Expense	(6,783)	(6,970)	(187)	2.8%	(5.2)%	(5.4)%
Gain (Loss) on Early Retirement of Long-Term Debt	(18)	(60)	(42)	233.3%	—%	—%
Earnings (loss) from equity method investment	3,913	(11)	(3,924)	(100.3)%	3.0%	—%
Net Miscellaneous Income and (Expenses)	—	211	211	—%	—%	0.2%

Interest income represents earnings on excess cash, interest due under promissory notes, and interest earned from our equity investment in OPA in the same period of the prior year.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The increase reflects the higher outstanding balance of the ABL Facility and finance lease obligations outstanding during the six-months ended June 30, 2023.

The loss on the early retirement of long-term debt for the six months ended June 30, 2023, reflects the repurchase of the 2024 Notes resulting in a pre-tax loss of $60,000. The loss on the early retirement of long-term debt for the six months ended June 30, 2022, reflects $15.5 million of repurchases of the Notes at prices below face value resulting in a pre-tax loss of $18,000.

We recorded $3.9 million of earnings from our equity investment in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The motion picture, 2000 Mules, was released in May 2022.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other expenses.

Benefit from Income Taxes

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Benefit from Income Taxes	$(1,293)	$(2,837)	$(1,554)	119.4%	(1.0)%	(2.2)%

Tax benefit increased by $1.5 million to $2.8 million for the six months ended June 30, 2023, from $1.3 million for the same period of the prior year. The benefit from income taxes as a percentage of income before income taxes, or the effective tax rate, was 18.8% for the six months ended June 30, 2023, compared to (13.5)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of 18.8% is driven by projected utilization of operating loss carryforwards, along with certain expenses that are nondeductible for income tax purposes relative to pre-tax book income, and tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions for state jurisdictions in which a full valuation allowance has been recording against net operating loss carryforward.

At December 31, 2022, we had net operating loss carryforwards for federal income tax purposes of approximately $93.5 million that expire in years 2024 through 2037 and for state income tax purposes of approximately $633.9 million that expire in years 2023 through 2042. During the six-month period ending June 30, 2023, we utilized/(generated) net operating losses of approximately $0.4 million and ($9.9) million for federal and states respectively, resulting in ending federal net operating loss carryforward of $93.1 million and state net operating loss carryforward of $643.9 million.

Net Income (Loss)

	Six Months Ended June 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$10,856	$(12,248)	$(23,104)	(212.8)%	8.3%	(9.5)%

We recognized a net loss of $12.2 million for the six months ended June 30, 2023 compared to net income of $10.9 million during the same period of the prior year due to the factors described above.

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

Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our condensed consolidated financial statements. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary. There have been no significant and material changes in our critical accounting policies as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 10, 2023.

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

Net cash used in operating activities during the six-month period ended June 30, 2023 increased by $11.3 million to $3.5 million net cash used in operating activities compared to $7.8 million of net cash provided by operating activities during the same period of the prior year. The increase in cash used in operating activities includes the impact of the following items:

•	Total net revenue decreased by $2.0 million;

•

Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments and net gain (loss) on the disposition of assets, increased by $9.5 million;

•	Trade accounts receivables, net of allowances, decreased by $1.2 million compared to an increase of $3.6 million for the same period of the prior year;

•	Unbilled revenue decreased $0.5 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, increased to 53 days at June 30, 2023 from 52 days in the same period of the prior year;

•	Net accounts payable and accrued expenses decreased $3.5 million to $30.8 million from $34.3 million as of the prior year; and

•	Net inventories on hand decreased $0.2 million to $1.3 million at June 30, 2023 compared to a $0.6 million increase to $1.5 million for the same period of the prior year.

Investing Cash Flows

Our primary source of investing cash inflows is proceeds from the sale of assets or businesses. Investing cash outflows include cash payments made to acquire businesses, to acquire property, equipment, and intangible assets, and to make investments that we believe are beneficial to our business.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities, and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $5.5 million during the remainder of 2023.

While our focus continues to be on deleveraging, we remain committed to the exploration and pursuit of strategic acquisitions and investments. We plan to fund any future investing outflows from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings.

Net cash used in investing activities during the six-month period ended June 30, 2023 increased $17.0 million to $8.7 million net cash used in investing activities compared to $8.3 million of net cash provided by investing activities during the same period of the prior year. The increase in net cash used in investing activities was the result of:

•	Cash paid for capital expenditures decreased $0.9 million to $5.3 million from $6.2 million;

•	Cash paid for acquisitions was $5.6 million for the six months ended June 30, 2023 compared to $0.7 million during the same period of the prior year;

•	Cash paid for investments decreased $2.0 million to $1.5 million from $3.5 million;

•	Cash received from return of investments was $4.5 million in the prior year; and

•	Cash received from the sale of assets decreased to $3.5 million from $14.2 million.

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

During the six-month period ended June 30, 2023, the principal balances outstanding under the Notes and ABL Facility ranged from $159.9 million to $212.3 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Net cash provided by financing activities during the six-month period ended June 30, 2023 increased $27.5 million to $12.1 million net cash provided by financing activities compared to $15.4 million of net cash used in financing activities during the same period of the prior year. The increase in cash provided by financing activities includes:

•	A $3.1 million increase in the book overdraft;

•	$44.7 million of cash used to redeem the remaining $36.5 million of 6.75% Senior Secured Notes due; and

•	Net proceeds drawn on our ABL Facility of $13.7 million during the six months ended June 30, 2023.

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Long-term debt consists of the following:

	December 31, 2022	June 30, 2023

	(Dollars in thousands)
2028 Notes	$114,731	$159,416
Less unamortized discount and debt issuance costs	(3,253)	(7,119)

2028 Notes, net carrying value	111,478	152,297

2024 Notes	39,035	—
Less unamortized debt issuance costs	(146)	—

2024 Notes, net carrying value	38,889	—

Asset-Based Revolving Credit Facility principal outstanding (1)	8,958	22,615

Long-term debt less unamortized discount and debt issuance costs	$159,325	$174,912

Less current portion	8,958	22,615

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$150,367	$152,297

(1)

As of June 30, 2023, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $25.1 million, $22.6 million in outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $2.2 million borrowing base availability.

Our weighted average interest rate was 6.85% and 7.12% at December 31, 2022, and June 30, 2023, respectively.

In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of June 30, 2023:

•	$159.4 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$22.6 million outstanding borrowings under the ABL facility, with interest payments due at LIBOR plus 1.5% to 2.0% per annum or prime rate plus 0.5% to 1.0% per annum; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

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

The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding at June 30, 2023, we are required to pay $11.4 million per year in interest. As of June 30, 2023, accrued and unpaid interest on the 2028 Notes was $1.0 million.

The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At June 30, 2023, we were, and we remain, in compliance with all of the covenants under the indenture.

We recorded debt issuance costs of $9.2 million, of which $0.2 million of third-party debt modification costs were expensed during the three months ended March 31, 2022. During the three and six months ended June 30, 2023, $0.4 million and $0.8 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense. During the three and six months ended June 30, 2022, $0.2 million and $0.4 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.

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

We recorded debt issuance costs of $6.3 million as a reduction of the debt proceeds being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and six months ended June 30, 2023, $0 and $20,000, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and six months ended June 30, 2022, $45,000 and $0.1 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

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

The ABL Facility is a $30.0 million revolving credit facility due March 1, 2024, which includes a $5.0 million subfacility for standby letters of credit and a $7.5 million subfacility for swingline loans. All borrowings under the ABL Facility accrue interest at a rate equal to a base rate or LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for LIBOR borrowings. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the ABL Facility may be paid and then reborrowed at our discretion without penalty or premium. Additionally, we pay a commitment fee on the unused balance from 0.25% to 0.375% per year based on the level of borrowings. The April 7, 2020 amendment also allows for an alternative benchmark rate that may include SOFR due to LIBOR being scheduled to be discontinued.

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of June 30, 2023, the amount available under the ABL Facility was $25.1 million of which $22.6 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the notes priority collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.

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

Because the availability was less than $4.5 million during the quarter, we were required to test against the fixed charge coverage ratio covenant. The fixed charge coverage ratio was below the required 1.0 to 1.0 level during the quarter and therefore, we were not in compliance with that covenant. On August 7, 2023 we signed a forbearance whereby the bank agreed not to exercise remedies on the default during the month of August. Additionally, the notional amount of the revolver was reduced from $30.0 million to $25.0 million with a minimum availability of $1.0 million. Finally, the interest rate on the ABL Facility was increased by two percentage points effective July 1, 2023 through the date of the forbearance amendment.

We recorded debt issue costs of $1.0 million as an asset being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and six months ended June 30, 2023, $23,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. During the three and six months ended June 30, 2022, $28,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. At June 30, 2023, the blended interest rate on amounts outstanding under the ABL Facility was 7.74%.

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

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2023 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended June 30,	(Dollars in thousands)
2024	$22,615
2025	—
2026	—
2027	—
2028	159,416
Thereafter	—

$182,031

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letter of Credit

As of June 30, 2023, we have an outstanding standby letter of credit of $0.3 million. The standby letter of credit is deducted against our unused revolving loan commitment under our ABL and reduces the amount available for withdrawal.

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

Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of David P. Santrella Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of David P. Santrella Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and six months ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.

August 8, 2023

By: /s/ DAVID P. SANTRELLA
David P. Santrella
Chief Executive Officer
(Principal Executive Officer)

August 8, 2023

By: /s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)