Form 10-Q
period 2023-09-30
SALEM MEDIA GROUP, INC. /DE/
filed 2023-11-13
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
12b-2
of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 6, 2023
Common Stock, $0.01 par value per share	21,663,091 shares

Class B	Outstanding at November 6, 2023
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION
SALEM MEDIA GROUP, INC.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31, 2022 (Note 1)	September 30, 2023 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable (net of allowances of $ 7,939 in 2022 and $ 8,480 in 2023)	30,756	29,558
Unbilled revenue	2,890	2,360
Income tax receivable	195	343
Other receivables (net of allowances of $ 586 in 2022 and $ 640 in 2023)	1,817	1,621
Inventories	1,513	1,383
Prepaid expenses	7,619	10,186
Assets held for sale	267	8,344

Total current assets	45,057	53,795

Notes receivable (net of allowance of $ 571 in 2022 and $ 466 in 2023)	922	952
Property and equipment (net of accumulated depreciation of $ 191,638 in 2022 and $ 192,540 in 2023)	81,296	80,077
Operating lease right-of-use assets	43,671	45,106
Financing lease right-of-use assets	63	73
Broadcast licenses	303,774	260,193
Goodwill	24,085	22,766
Amortizable intangible assets (net of accumulated amortization of $ 59,383 in 2022 and $ 60,636 in 2023)	2,149	4,275
Deferred financing costs	681	77
Other assets	3,424	3,986

Total assets	$505,122	$471,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,539	$9,484
Accrued expenses	17,495	16,666
Accrued compensation and related expenses	10,298	9,125
Accrued interest	949	3,861
Contract liabilities	11,901	12,725
Deferred rent income	122	109
Current portion of operating lease liabilities	8,305	8,900
Current portion of financing lease liabilities	43	36
Current portion of long-term debt	8,958	20,524

Total current liabilities	64,610	81,430

Long-term debt, less current portion	150,367	152,611
Operating lease liabilities, less current portion	42,406	42,808
Financing (capital) lease liabilities, less current portion	39	38
Deferred income taxes	66,732	55,077
Contract liabilities, long-term	1,886	3,534
Deferred rent income, less current portion	3,659	3,590
Other long-term liabilities	66	60

Total liabilities	329,765	339,148

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Class A common stock, $ 0.01 par value; authorized 80,000,000 shares; 23,980,741 issued and 21,663,091 outstanding at December 31, 2022 and September 30, 2023	232	232
Class B common stock, $ 0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2022 and September 30, 2023, respectively	56	56
Additional paid-in capital	248,820	249,160
Accumulated deficit	(39,745)	(83,290)
Treasury stock, at cost ( 2,317,650 shares at December 31, 2022 and September 30, 2023)	(34,006)	(34,006)

Total stockholders’ equity	175,357	132,152

Total liabilities and stockholders’ equity	$505,122	$471,300

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net broadcast revenue	$51,136	$48,966	$152,020	$146,986
Net digital media revenue	10,189	9,965	31,293	31,335
Net publishing revenue	5,537	4,566	14,840	14,439

Total net revenue	66,862	63,497	198,153	192,760

Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $449 and $557 for the three months ended September 30, 2022 and 2023, respectively, and $1,350 and $1,626 for the nine months ended September 30, 2022 and 2023, respectively, paid to related parties)	41,178	42,171	120,837	128,498
Legal settlement	3,825	—	4,776	—
Digital media operating expenses, exclusive of depreciation and amortization shown below	8,333	8,496	25,079	26,516
Publishing operating expenses, exclusive of depreciation and amortization shown below	6,542	5,939	16,441	17,341
Unallocated corporate expenses exclusive of depreciation and amortization shown below (including $82 and $0 for the three months ended September 30, 2022 and 2023, respectively, and $250 and $17 for the nine months ended September 30, 2022 and 2023, respectively, paid to related parties)	4,840	4,514	14,431	14,165
Debt modification costs	2	—	250	—
Depreciation	2,737	2,816	8,537	8,540
Amortization	297	561	963	1,751
Change in the estimated fair value of contingent earn-out consideration	—	(100)	(5)	(102)
Impairment of indefinite-lived long-term assets other than goodwill	7,725	35,113	11,660	38,376
Impairment of goodwill	—	733	127	2,580
Net (gain) loss on the disposition of assets	167	(456)	(8,461)	(334)

Total operating expenses	75,646	99,787	194,635	237,331

Operating income (loss)	(8,784)	(36,290)	3,518	(44,571)
Other income (expense):
Interest income	17	14	166	40
Interest expense	(3,142)	(3,626)	(9,925)	(10,596)
Gain (loss) on early retirement of long-term debt	—	—	(18)	(60)
Earnings (loss) from equity method investment	102	7	4,015	(4)
Net miscellaneous income and (expenses)	(19)	(184)	(19)	27

Net loss before income taxes	(11,826)	(40,079)	(2,263)	(55,164)
Provision for (benefit from) income taxes	59	(8,782)	(1,234)	(11,619)

Net loss	$(11,885)	$(31,297)	$(1,029)	$(43,545)

Basic loss per share data:
Basic income per share	$(0.44)	$(1.15)	$(0.04)	$(1.60)
Diluted loss per share data:
Diluted income per share	$(0.44)	$(1.15)	$(0.04)	$(1.60)
Basic weighted average shares outstanding	27,216,787	27,216,787	27,202,983	27,216,787

Diluted weighted average shares outstanding	27,216,787	27,216,787	27,202,983	27,216,787

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data
)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2021	23,922,974	$232	5,553,696	$56	$248,438	$(36,509)	$(34,006)	$178,211
Stock-based compensation	—	—	—	—	106	—	—	106
Options exercised	40,913	—	—	—	94	—	—	94
Lapse of restricted shares	14,854	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,739	—	1,739

Stockholders’ equity, March 31, 2022	23,978,741	$232	5,553,696	$56	$248,638	$(34,770)	$(34,006)	$180,150

Stock-based compensation	—	—	—	—	68	—	—	68
Net income	—	—	—	—	—	9,117	—	9,117

Stockholders’ equity, June 30, 2022	23,978,741	$232	5,553,696	$56	$248,706	$(25,653)	$(34,006)	$189,335

Stock-based compensation	—	—	—	—	54	—	—	54
Options exercised	2,000	—	—	—	4	—	—	4
Net loss	—	—	—	—	—	(11,885)	—	(11,885)

Stockholders’ equity, September 30, 2022	23,980,741	$232	5,553,696	$56	$248,764	$(37,538)	$(34,006)	$177,508

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Stockholders’ equity, December 31, 2022	23,980,741	$232	5,553,696	$56	$248,820	$(39,745)	$(34,006)	$175,357
Stock-based compensation	—	—	—	—	75	—	—	75
Net loss	—	—	—	—	—	(5,154)	—	(5,154)

Stockholders’ equity, March 31, 2023	23,980,741	$232	5,553,696	$56	$248,895	$(44,899)	$(34,006)	$170,278

Stock-based compensation	—	—	—	—	136	—	—	136
Net loss	—	—	—	—	—	(7,094)	—	(7,094)

Stockholders’ equity, June 30, 2023	23,980,741	$232	5,553,696	$56	$249,031	$(51,993)	$(34,006)	$163,320

Stock-based compensation	—	—	—	—	129	—	—	129
Net loss	—	—	—	—	—	(31,297)	—	(31,297)

Stockholders’ equity, September 30, 2023	23,980,741	$232	5,553,696	$56	$249,160	$(83,290)	$(34,006)	$132,152

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2023
OPERATING ACTIVITIES
Net loss	$(1,029)	$(43,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation	228	340
Depreciation and amortization	9,500	10,291
Amortization of deferred financing costs	732	1,277
Non-cash lease expense	6,631	6,889
Accretion of acquisition-related deferred payments and contingent earn-out consideration	—	14
Provision for bad debts	(437)	(1,654)
Deferred income taxes	(1,260)	(11,655)
Change in the estimated fair value of contingent earn-out consideration	(5)	(102)
Impairment of indefinite-lived long-term assets other than goodwill	11,660	38,376
Impairment of goodwill	127	2,580
(Gain) loss on early retirement of long-term debt	18	60
Net (gain) loss on the disposition of assets	(8,461)	(334)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(5,806)	3,622
Income tax receivable	—	(148)
Inventories	(497)	130
Prepaid expenses and other current assets	(1,664)	(2,567)
Accounts payable and accrued expenses	9,742	4,845
Operating lease liabilities	(6,626)	(7,298)
Contract liabilities	(803)	(2,548)
Deferred rent income	(116)	(47)
Other liabilities	(518)	(6)
Income taxes payable	(1,404)	—

Net cash provided by (used in) operating activities	10,012	(1,480)

INVESTING ACTIVITIES
Cash paid for capital expenditures net of tenant improvement allowances	(9,241)	(7,483)
Capital expenditures reimbursable under tenant improvement allowances and trade agreements	(58)	(95)
Deposits paid on broadcast assets and radio station acquisitions	(750)	—
Purchases of broadcast assets and radio stations	(548)	(5,535)
Purchases of digital media businesses and assets	(190)	(25)
Return of equity investment in limited liability corporations	4,500	—
Equity investment in limited liability corporations	(3,500)	(1,500)
Proceeds from sale of assets	14,151	4,271
Other	62	143

Net cash provided by (used in) investing activities	4,426	(10,224)

FINANCING ACTIVITIES
Proceeds from the issuance of 2028 Notes	—	44,685
Payments to repurchase 2024 Notes	(15,394)	(38,966)
Proceeds from borrowings under ABL Facility	26,231	162,428
Payments on ABL Facility	(26,231)	(150,862)
Payments of debt issuance costs	(38)	(4,205)
Payments of acquisition-related contingent earn-out consideration	(4)	(106)
Proceeds from the exercise of stock options	98	—
Payments on financing lease liabilities	(47)	(43)
Book overdraft	—	(1,227)

Net cash provided by (used in) financing activities	(15,385)	11,704

Net increase in cash and cash equivalents	(947)	—
Cash and cash equivalents at beginning of year	1,785	—

Cash and cash equivalents at end of period	$838	$—

See accompanying notes

SALEM MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest, net of capitalized interest	$6,209	$6,337
Cash paid for interest on finance lease liabilities	$5	$4
Net cash paid for (received from) income taxes	$1,429	$185
Other supplemental disclosures of cash flow information:
Barter revenue	$2,118	$2,394
Barter expense	$2,104	$2,299
Non-cash investing and financing activities:
Capital expenditures reimbursable under tenant improvement allowances	$58	$95
Right-of-use assets acquired through operating leases	$7,522	$8,965
Right-of-use assets acquired through financing leases	$20	$41
Net assets and liabilities assumed in a non-cash acquisition	$—	$5,020
Estimated present value of contingent-earn out consideration	$2	$358
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
Information with respect to the three and nine months ended September 30, 2023 and 2022 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
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
The documentary motion picture,
2000 Mules
, was released in May 2022. We recorded $3.9 million of earnings from our equity investment in OPA. At June 30, 2022, we recorded a net receivable of $1.3 million from OPA that is included in other receivables in our Condensed Consolidated Balance sheet representing our share of profit from the documentary motion picture. The balance of that receivable was paid in full at the end of September 30, 2023.
We monitor equity method investments for impairment and records a reduction in the carrying value if the carrying exceeds the estimated fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. There were no indications of impairment at September 30, 2023.

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
Recent Accounting Standards or Updates Not Yet Effective
In March 2023, the FASB issued ASU
2023-01,
Leases (Topic 842) – Common Control Arrangements
. The ASU amends the accounting for leasehold improvements in common control arrangements by requiring a lessee in a common control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. Further, a lessee that no longer controls the use of the underlying asset will derecognize the remaining carrying amount of the improvements through an adjustment to equity, reflecting the transfer of the asset to the lessor under common control. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2024), including interim periods within those fiscal years. Early adoption is p ermitted in any annual or interim period as of the beginning of the related fiscal year. We are evaluating the effect of adopting this new accounting guidance
.

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
NOTE 3. RECENT TRANSACTIONS
During the nine-month period ended September 30, 2023, we completed or entered into the following transactions:
Related Party Transaction
On May 25, 2023, we sold to a related party the economic interests in the leases at our Greenville, South Carolina radio transmitter site for $3.5 million resulting in a pre-tax
gain of $3.3 million.
Debt Transactions
Because the availability of our ABL Facility was less than $4.5 million during the quarter, we were required to test against the fixed charge coverage ratio covenant. The fixed charge coverage ratio was below the required 1.0 to
1.0
level during the quarter and therefore, we were not in compliance with that covenant. During the quarter, we signed multiple monthly forbearance agreements for which the recent forbearance agreement was dated November 2, 2023, whereby the bank agreed not to exercise remedies on the default. Additionally, the notional amount of the revolver was reduced from $30.0 million to $25.0 million with a minimum availability of $1.0 million. Finally, the interest rate on the ABL Facility was increased to Secured Overnight Financing Rate (“SOFR”) plus 4% or base rate plus 3.0% effective July 1, 2023.
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
The total purchase price consideration for our business acquisitions and asset purchases during the nine-month period ending September 30, 2023, is as follows:

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

Divestitures
On July 21, 2023 we sold radio station
KNTS-AM
in Seattle, Washington for $0.2 million resulting in a
pre-tax
gain of $0.2 million.
On July 13, 2023 we sold radio station
KLFE-AM
in Seattle, Washington for $0.5 million resulting in a
pre-tax
gain of $0.2 million. Radio station
KLFE-AM
had been programmed under a TBA since August 1, 2022.
Pending Transactions
We invested in a limited liability company that will own, distribute, and market a motion picture. The investment of $1.5 million at September 30, 2023 is reflected at cost in other assets.
On October 17, 2023 we entered into an agreement to sell land in Sarasota, Florida for $9.5 million. The closing is conditional upon getting the property rezoned, and we expect to close the sale in late 2024.
On September 29, 2023 we entered into an agreement to sell Salem Church Products for $30.0 million. At closing we will receive $22.5 million in cash and a promissory note of $7.5 million. The principal shall be due and payable in three installments in the amount of $2.5 million starting the one-year
anniversary of the closing date in 2024 through 2026. When the transaction closes, the parties will also enter into a $10.0 million multi-year agreement for us to advertise Gloo platform’s products and services across our radio and digital platform. The $2.1
million carrying value of the assets were reclassed as held for sale as of September 30, 2023.    We expect to close the sale in the fourth quarter of this year.
On September 1, 2023 we entered into an agreement to sell radio station
WTWD-AM
and a translator in Tampa, Florida for $0.7 million subject to approval of the Federal Communications Commission (“FCC”). The $0.1
million carrying value of the assets were reclassed as held for sale as of September 30, 2023.    We expect to close the sale in the fourth quarter of this year.
On August 17, 2023 we entered into an agreement to sell radio stations
WGTK-FM,
WRTH-FM
and
WLTE-FM
in Greenville, South Carolina for $6.8 million subject to approval of the FCC. The $5.1 million carrying value of the assets were reclassed as held for sale as of September 30, 2023. The sale closed on November 6, 2023.
On June 29, 2023 we entered into an agreement to sell radio station
KSAC-FM
in Sacramento, California for $1.0 million subject to approval of the FCC. Radio station
KSAC-FM
started being programmed under a Time Brokerage Agreement (“TBA”) on August 1, 2023. Based on our plan to sell the station, we recorded an estimated pre-tax
loss on the sale of assets of $3.3 million at June 30, 2023, reflecting the sales price as compared to the carrying value of the assets. The carrying value of the assets held for sale were $1.0 million as of September 30,
2023.    We expect to close the sale in the fourth quarter of this year.

NOTE 4. REVENUE RECOGNITION
The following table presents our revenues disaggregated by revenue source for each of our operating segments
:

	Nine Months Ended September 30, 2023
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$40,324	$—	$—	$40,324
Block Programming – Local	18,291	—	—	18,291

Broadcast Programming Revenue	58,615	—	—	58,615

Spot Advertising – National	8,743	—	—	8,743
Spot Advertising – Local	29,229	—	—	29,229
Network Advertising	15,351	—	—	15,351

Broadcast Advertising Revenue	53,323	—	—	53,323

Infomercials	492	—	—	492
Other Revenue	6,670	—	—	6,670

Other Broadcast Revenue	7,162	—	—	7,162

Digital Advertising	22,468	11,637	—	34,105
Digital Streaming	4,284	2,505	—	6,789
Digital Downloads	164	5,321	—	5,485
Digital Subscriptions	616	11,760	—	12,376
Other Digital Revenue	354	112	—	466

Digital Revenue	27,886	31,335	—	59,221

Book Sales	—	—	8,718	8,718
Estimated Sales Returns & Allowances	—	—	(554)	(554)

Net Book Sales	—	—	8,164	8,164

E-Book Sales	—	—	737	737
Self-Publishing Fees	—	—	5,002	5,002
Other Publishing Revenue	—	—	536	536

Publishing Revenue	—	—	14,439	14,439

	$146,986	$31,335	$14,439	$192,760

Timing of Revenue Recognition
Point in Time	$145,657	$31,335	$14,439	$191,431
Rental Income (1)	1,329	—	—	1,329

	$146,986	$31,335	$14,439	$192,760

	Nine Months Ended September 30, 2022
	Broadcast	Digital Media	Publishing	Consolidated

	(Dollars in thousands)
By Source of Revenue:
Block Programming – National	$39,998	$—	$—	$39,998
Block Programming – Local	18,183	—	—	18,183

Broadcast Programming Revenue	58,181	—	—	58,181

Spot Advertising – National	11,344	—	—	11,344
Spot Advertising – Local	31,915	—	—	31,915
Network Advertising	15,961	—	—	15,961

Broadcast Advertising Revenue	59,220	—	—	59,220

Infomercials	569	—	—	569
Other Revenue	6,789	—	—	6,789

Other Broadcast Revenue	7,358	—	—	7,358

Digital Advertising	21,042	13,453	—	34,495
Digital Streaming	3,915	2,687	—	6,602
Digital Downloads	546	5,485	—	6,031
Digital Subscriptions	731	9,549	—	10,280
Other Digital Revenue	1,027	119	—	1,146

Digital Revenue	27,261	31,293	—	58,554

Book Sales	—	—	10,816	10,816
Estimated Sales Returns & Allowances	—	—	(2,799)	(2,799)

Net Book Sales	—	—	8,017	8,017

E-Book Sales	—	—	937	937
Self-Publishing Fees	—	—	5,189	5,189
Other Publishing Revenue	—	—	697	697

Publishing Revenue	—	—	14,840	14,840

	$152,020	$31,293	$14,840	$198,153

Timing of Revenue Recognition
Point in Time	$150,352	$31,293	$14,840	$196,485
Rental Income (1)	1,668	—	—	1,668

	$152,020	$31,293	$14,840	$198,153

(1)
Rental income is not applicable to FASB ASC Topic 606, but shown for the purpose of identifying each revenue source presented in total revenue on our Condensed Consolidated Financial Statements within this report on Form
10
-Q.

Refer to Footnote 4 – Revenue Recognition of our annual report on Form
10-K
for the year ended December 31, 2022 for a description of each of our revenue streams under ASC 606.
Contract Assets
Contract Assets – Costs to Obtain a Contract:
We capitalize commissions paid to sales personnel in our self-publishing business when customer contracts are signed and advance payment is received. These capitalized costs are recorded as prepaid commission expense in the Condensed Consolidated Balance Sheets. The amount capitalized is incremental to the contract and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are expensed at the point in time that related revenue is recognized. Prepaid commission expenses are periodically reviewed for impairment. At September 30, 2023, our prepaid commission expense was $0.6 million.
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
Significant changes in our contract liabilities balances during the period are as follows:

	Short Term	Long-Term

	(Dollars in thousands)
Balance, beginning of period January 1, 2023	$11,901	$1,886
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(9,039)	—
Additional amounts recognized during the period	21,346	3,131
Revenue recognized during the period that was recorded during the period	(12,966)	—
Transfers	1,483	(1,483)

Balance, end of period September 30, 2023	$12,725	$3,534

Amount refundable at beginning of period	$11,901	$1,886
Amount refundable at end of period	$12,725	$3,534
We expect to satisfy these performance obligations as follows:

Amount
For the Year Ended September 30,	(Dollars in thousands)
2024	$12,725
2025	1,311
2026	1,336
2027	387
2028	112
Thereafter	388

$16,259

Significant Financing Component
The length of our typical sales agreement is less than 12 months; however, we may sell subscriptions with a two-year
term. The balance of our long-term contract liabilities represents the unsatisfied performance obligations for subscriptions with a remaining term in excess of one year. We review long-term contract liabilities that are expected to be completed in excess of one year to assess whether the contract contains a significant financing component. The balance includes subscriptions that will be satisfied at various dates between October 1, 2023, and September 30, 2028. The difference between the promised consideration and the cash selling price of the publications is not significant. Therefore, we have concluded that subscriptions do not contain a significant financing component under FASB ASC Topic 606.
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
Trade and barter revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(Dollars in thousands)
Net broadcast barter revenue	$593	$842	$2,118	$2,394
Net broadcast barter expense	$472	$719	$2,104	$2,299

NOTE 5. PROPERTY AND EQUIPMENT
We account for property and equipment in accordance with FASB ASC Topic
360-10,
Property, Plant and Equipment
.
The following is a summary of the categories of our property and equipment:

	As of
	December 31, 2022	September 30, 2023

	(Dollars in thousands)
Buildings	$28,523	$29,449
Office furnishings and equipment	37,162	38,034
Antennae, towers and transmitting equipment	76,950	78,987
Studio, production, and mobile equipment	30,267	31,374
Computer software and website development costs	42,304	36,342
Automobiles	1,633	1,625
Leasehold improvements	19,131	19,602

	$235,970	$235,413
Less accumulated depreciation	(191,638)	(192,540)

	44,332	$42,873

Land	$27,070	27,057
Construction-in-progress	9,894	10,147

Property and Equipment, net	$81,296	$80,077

Depreciation expense was approximately $2.8 million and $2.7 million for the three-month periods ended September 30, 2023 and 2022, respectively, and $8.5 million for the nine-month periods ended September 30, 2023 and 2022. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate the fair value of the assets using significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value, including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. There were no indications of impairment during the nine months ended September 30, 2023.
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
Balance Sheet
Supplemental balance sheet information related to leases is as follows:

	September 30, 2023
	(Dollars in thousands)
Operating Leases	Related Party	Other	Total
Operating leases ROU assets	$8,167	$36,939	$45,106
Operating lease liabilities (current)	$1,220	$7,680	$8,900
Operating lease liabilities (non-current)	7,214	35,594	42,808

Total operating lease liabilities	$8,434	$43,274	$51,708

Weighted Average Remaining Lease Term
Operating leases	7.3 years
Finance leases	2.5 years
Weighted Average Discount Rate
Operating leases	8.62%
Finance leases	8.29%

Lease Expense
The components of lease expense were as follows:

Nine Months Ended September 30, 2023
(Dollars in thousands)
Amortization of finance lease ROU Assets	$32
Interest on finance lease liabilities	4

Finance lease expense	36
Operating lease expense	10,123
Variable lease expense	1,164
Short-term lease expense	350

Total lease expense	$11,673

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2023
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,711
Operating cash flows from finance leases	3
Financing cash flows from finance leases	43
Leased assets obtained in exchange for new operating lease liabilities	$8,965
Leased assets obtained in exchange for new finance lease liabilities	41
Maturities
Future minimum lease payments under leases that had initial or remaining non-cancelable
lease terms in excess of one year as of September 30, 2023, are as follows:

Future minimum lease	Operating Leases
	Related Party	Other	Total	Finance Leases	Total

	(Dollars in thousands)
2024	$1,453	$9,546	$10,999	$38	$11,037
2025	1,954	9,892	11,846	20	11,866
2026	1,959	8,651	10,610	19	10,629
2027	1,624	6,966	8,590	4	8,594
2028	1,201	5,184	6,385	1	6,386
Thereafter	3,584	21,919	25,503	—	25,503

Undiscounted Cash Flows	$11,775	$62,158	$73,933	$82	$74,015

Less: imputed interest	(3,341)	(18,884)	(22,225)	(8)	(22,233)

Total	$8,434	$43,274	$51,708	$74	$51,782

Reconciliation to lease liabilities:
Lease liabilities – current	$1,220	$7,680	$8,900	$36	$8,936
Lease liabilities – long-term	7,214	35,594	42,808	38	42,846

Total Lease Liabilities	$8,434	$43,274	$51,708	$74	$51,782

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
no
t aware of any legal, competitive, economic, or other factors that materially limit the useful life of our broadcast licenses.
The following table presents the changes in broadcasting licenses that include acquisitions and divestitures of radio stations and FM translators.

Broadcast Licenses	Twelve Months Ended December 31, 2022	Nine Months Ended September 30, 2023

	(Dollars in thousands)
Balance before cumulative loss on impairment, beginning of period	$434,444	$429,890
Accumulated loss on impairment, beginning of period	(114,436)	(126,116)

Balance after cumulative loss on impairment, beginning of period	320,008	303,774

Acquisitions of radio station and FM Translators	514	3,542
Capital projects to improve broadcast signal and strength	—	200
Disposition of radio stations and FM translators	(2,763)	(234)
Assets held for sale	—	(8,713)
Loss on impairment	(13,985)	(38,376)

Balance, end of period after cumulative loss on impairment	$303,774	$260,193

Balance, end of period before cumulative loss on impairment	$429,890	$419,456
Accumulated loss on impairment, end of period	(126,116)	(159,263)

Balance, end of period after cumulative loss on impairment	$303,774	$260,193

We

engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us in determining the asset values associated with the acquisition of radio station
WMYM-AM
in Miami, Florida, which was determined to be less than the purchase price. Based on our review and analysis, we recorded an impairment charge of $2.1 million during the three months ended March 31, 2023.
As a result of changes in macroeconomic conditions and media industry reforecasts, we performed an interim review of broadcast licenses for impairment at September 30, 2023. We updated our interim valuations from the June 2023 testing period to reflect the lower projected revenue forecast for 2022 and lower growth rates for 2023. Our September 2023 testing period also reflected an increase in the Weighted Average Cost of Capital (‘WACC’) as a result of rising interest rates. We performed an assessment of select markets of the amount by which the most recent estimated fair value exceeded the carrying value of the broadcast license and our year-to-date
market revenue as compared to the forecasted market revenue used in the prior valuations under the start-up
income approach.
As part of our qualitative assessment, we calculate the excess fair value, or the amount by which our latest estimated fair value exceeds the current period carrying value. Based on our analysis and review, including the financial performance of each market, we believe that a 50% excess fair value margin is a reasonable benchmark for our qualitative analysis. Markets with an excess fair value of 50% or more, which have had no significant changes in the prior valuation assumptions and key estimates, are not likely to be impaired. Markets with an excess fair value that is less than 50% are subject to further testing.
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
3
inputs discussed in detail in Note
11
–
Fair Value Measurements.
Based on our assessment, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to assist us with determining the enterprise value of 21 of our market clusters. The estimated fair value of each market cluster was determined using the Greenfield Method, a form of the income approach. The premise of the Greenfield Method is that the value of a broadcast license is equivalent to a hypothetical start-up
in which the only asset owned by the station as of the valuation date is the broadcast license. This approach eliminates factors that are unique to our operation of the station, including its format and historical financial performance. The method then assumes the entity has to purchase, build, or rent all of the other assets needed to operate a comparable station to the one in which the broadcast license is being utilized as of the valuation date. Cash flows are estimated and netted against all start-up
costs, expenses and investments necessary to achieve a normalized and mature state of operations, thus reflecting only the cash flows directly attributable to the broadcast license. A multi-year discounted cash flow approach is then used to determine the net present value of these cash flows to derive an indication of fair value. For cash flows beyond the projection period, a terminal value is calculated using the Gordon constant growth model and long-term industry growth rate assumptions based on long-term industry growth and Gross Domestic Product (“GDP”) inflation rates.
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
start-up
income valuation for our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2022	June 30, 2023	September 30, 2023
Risk-adjusted discount rate	9.5%	9.5%	10.0%
Operating profit margin ranges	3.9% - 30.4%	3.9% - 30.4%	3.9% - 30.4%
Long-term revenue growth rates	0.4% - 0.8%	0.4% - 0.8%	0.0%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we determined that the carrying value of broadcast licenses in 19 of our market clusters were impaired as of the interim testing period ending September 30, 2023. We recorded an impairment charge of $35.1 million to the value of broadcast licenses in Boston, Chicago, Cleveland, Colorado Springs, Columbus, Dallas, Detroit, Greenville, Little Rock, Miami, New York, Orlando, Philadelphia, Phoenix, Portland, Sacramento, San Diego, San Francisco, and Tampa. Based on our review and analysis, we determined that the carrying value of broadcast licenses in two
of our market clusters were impaired as of the interim testing period ending June 30, 2023 and recorded an impairment charge of
$
1.1

million to the value of broadcast licenses in Portland and San Francisco. The impairment charges were driven by an increase in the WACC and decreases in revenue growth rates over those used in the year-end
valuation forecasts. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations. We believe that these factors are indicative of trends in the industry as a whole and not unique to our company or operations.
The table below presents the results of our interim impairment testing under the start-up
income approach at September 30, 2023:

Market Cluster	Excess Fair Value September 30, 2023
Boston, MA	14.0%
Chicago, IL	21.5%
Cleveland, OH	21.1%
Colorado Springs, CO	16.0%
Columbus, OH	11.8%
Dallas, TX	8.2%
Detroit, MI	3.2%
Greenville, SC	9.2%
Honolulu, HI	0.0%
Little Rock, AR	23.0%
Los Angeles, CA	0.0%
Miami, FL	36.6%
New York NY	9.5%
Orlando FL	10.4%
Philadelphia, PA	19.8%
Phoenix, AZ	0.9%
Portland, OR	23.6%
Sacramento, CA	26.2%
San Diego, CA	61.0%
San Francisco, CA	25.9%
Tampa, FL	17.4%

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
As a result of changes in macroeconomic conditions and revenue forecasts, we performed an interim review of goodwill for impairment at June 30, 2023 and September 30, 2023. We assessed a variety of factors, including forecasts for the remainder of 2023 and the amount by which the prior estimated fair value exceeded the carrying value including goodwill.
Based on our qualitative review, we tested one digital media entity for goodwill impairment at June 30, 2023 and two digital media entities and two publishing entities goodwill at September 30, 2023. We engaged Bond & Pecaro, an independent appraisal and valuation firm, to assist us in estimating the enterprise value of Salem Web Network, Townhall.com
®
, Regnery
®
Publishing and Salem Author Services to test goodwill for impairment. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up.
The following table presents the changes in goodwill including business acquisitions and dispositions as discussed in Note 3 of our Condensed Consolidated Financial Statements.

Goodwill	Twelve Months Ended December 31, 2022	Nine Months Ended September 30, 2023

	(Dollars in thousands)
Balance, beginning of period before cumulative loss on impairment	$28,749	$28,975
Accumulated loss on impairment	(4,763)	(4,890)

Balance, beginning of period after cumulative loss on impairment	23,986	24,085

Acquisitions of radio stations	—	80
Acquisitions of digital media entities	226	1,181
Loss on impairment	(127)	(2,580)

Ending period balance	$24,085	$22,766

Balance, end of period before cumulative loss on impairment	28,975	30,236
Accumulated loss on impairment	(4,890)	(7,470)

Ending period balance	$24,085	$22,766

The key estimates and assumptions used for our enterprise valuations were as follows:

Digital Media Enterprise Valuations	December 31, 2022	June 30, 2023	September 30, 2023
Risk-adjusted discount rate	10.5%	10.5%	11.0%
Operating profit margin ranges	0.9% –5.3%	(1.5)% – 3.0%	(13.6)% – 21%
Long-term revenue growth rates	0.6%	0.6%	0.5%

Publishing Enterprise Valuations	December 31, 2022	September 30, 2023
Risk-adjusted discount rate	10.5%	11.0%
Operating profit margin ranges	(9.0)% - 4.9%	(17.9)% – 2.4%
Long-term revenue growth rates	0.5%	0.5%
The risk-adjusted discount rate reflects the WACC developed based on data from same or similar industry participants and publicly available market data as of the measurement date.
Based on our review and analysis, we recorded an impairment charge of $0.7 million to the carrying value of goodwill associated with Townhall.com
®
and Salem Author Services at September 30, 2023 and a $1.8 million impairment charge to the carrying value of goodwill associated with Townhall.com
®
at June 30, 2023. The impairment charge was driven by an increase in the WACC and the decreased revenue growth rates within the industry over those used in the year-end
valuation forecasts and increases. We believe that this decrease is indicative of trends in the industry as a whole and not unique to our company or operations.
NOTE 9. AMORTIZABLE INTANGIBLE ASSETS
The following tables provide a summary of our significant classes of amortizable intangible assets:

	As of September 30, 2023
	Cost	Accumulated Amortization	Net

	(Dollars in thousands)
Customer lists and contracts	$24,186	$(23,573)	$613
Domain and brand names	20,696	(19,934)	762
Favorable and assigned leases	1,479	(1,479)	—
Subscriber base and lists	10,416	(8,988)	1,428
Author relationships	3,070	(2,846)	224
Non-compete agreements	3,653	(2,405)	1,248
Other amortizable intangible assets	1,411	(1,411)	—

	$64,911	$(60,636)	$4,275

	As of December 31, 2022
	Cost	Accumulated Amortization	Net

	(Dollars in thousands)
Customer lists and contracts	$24,186	$(23,006)	$1,180
Domain and brand names	19,978	(19,704)	274
Favorable and assigned leases	2,188	(1,975)	213
Subscriber base and lists	8,647	(8,531)	116
Author relationships	3,070	(2,771)	299
Non-compete agreements	2,052	(2,044)	8
Other amortizable intangible assets	1,411	(1,352)	59

	$61,532	$(59,383)	$2,149

Amortization
expense was approximately $0.6 million and $0.3 million for the three-month periods ended September 30, 2023 and 2022, respectively and $1.8 million and $1.0 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Based on the amortizable intangible assets held at of September 30, 2023, we estimate amortization expense for the next five years to be as follows:

Year Ended December 31,	Amortization Expense
(Dollars in thousands)
2023 (Oct – Dec)	$485
2024	1,686
2025	1,500
2026	361
2027	231
Thereafter	12

Total	$4,275

NOTE 10. LONG-TERM DEBT
Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditio nal
and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.
Long-term debt consists of the following:

	December 31, 2022	September 30, 2023

	(Dollars in thousands)
2028 Notes	$114,731	$159,416
Less unamortized discount and debt issuance costs	(3,253)	(6,805)

2028 Notes, net carrying value	111,478	152,611

2024 Notes	39,035	—
Less unamortized debt issuance costs	(146)	—

2024 Notes, net carrying value	38,889	—

Asset-Based Revolving Credit Facility principal outstanding (1)	8,958	20,524

Long-term debt less unamortized discount and debt issuance costs	$159,325	$173,135

Less current portion	8,958	20,524

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$150,367	$152,611

(1)
As of September 30, 2023, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $23.9 million, $20.5 million in outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $3.1 million borrowing base availability.

Our weighted average interest rate was 6.85% and 7.43% at December 31, 2022, and September 30, 2023, respectively.
In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of September 30, 2023:

•	$159.4 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$20.5 million outstanding borrowings under the ABL facility, with interest payments due at SOFR plus 4.0% per annum or prime rate plus 3.0% per annum; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.
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

The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding at September 30, 2023, we are required to pay $11.4 million per year in interest. As of September 30, 2023, accrued and unpaid interest on the 2028 Notes was $3.9 million.
The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At September 30, 2023, we were, and we remain, in compliance with all of the covenants under the indenture.
We recorded debt issuance costs of $9.3 million, of which $0.2 million of third-party debt modification costs were expensed during the three months ended March 31, 2022. During the three and nine months ended September 30, 2023, $0.4 million and $1.2 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense. During the three and nine months ended September 30, 2022, $0.2 million and $0.5 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.
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
We recorded debt issuance costs of $6.3 million as a reduction of the debt proceeds being amortized to non-cash
interest expense over the life of the Notes using the effective interest method. During the three and nine months ended September 30, 2023, $0 and $20,000, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and nine months ended September 30, 2022, $35,000 and $0.1 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.
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
			r̥
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
Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of September 30, 2023, the amount available under the ABL Facility was $25.1 million of which $20.5 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the notes priority collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.
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
Because the availability was less than $4.5 million during the quarter, we were required to test against the fixed charge coverage ratio covenant. The fixed charge coverage ratio was below the required 1.0 to 1.0 level during the quarter and therefore, we were not in compliance with that covenant. During the quarter, we signed multiple monthly forbearance agreements for which the recent forbearance agreement was dated November 2, 2023, whereby the bank agreed not to exercise remedies on the default. Additionally, the notional amount of the revolver was reduced from $30.0 million to $25.0 million with a minimum availability of $1.0 million. Finally, the interest rate on the ABL Facility was increased to Secured Overnight Financing Rate (“SOFR”) plus 4% or base rate plus 3.0% effective July 1, 2023.
We recorded debt issue costs of $1.1 million as an asset being amortized to non-cash
interest expense over the term of the ABL Facility using the effective interest method. During the three and nine months ended September 30, 2023, $54,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. During the three and nine months ended September 30, 2022, $25,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. At September 30, 2023, the blended interest rate on amounts outstanding under the ABL Facility was 9.83%.
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
Maturities of Long-Term Debt
Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2023 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended September 30,	(Dollars in thousands)
2024	$20,524
2025	—
2026	—
2027	—
2028	159,416
Thereafter	—

$179,940

NOTE 11. FAIR VALUE MEASUREMENTS
As of September 30, 2023, the carrying value of cash and cash equivalents, accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying amount of the Notes on September 30, 2023 was $159.4 million compared to the estimated fair value of $136.3 million, based on the prevailing interest rates and trading activity of our Notes.
We have certain assets that are measured at fair value on a
non-recurring
basis that are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3 due to the subjective nature of the unobservable inputs used when estimating the fair value.
The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	September 30, 2023
	Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3

	(Dollars in thousands)
Liabilities:
Estimated fair value of contingent earn-out consideration included in accrued expenses	$358	—	—	$358
Long-term debt less unamortized discount and debt issuance costs	173,135	—	153,020	—
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

At December 31, 2022, we had net operating loss carryforwards for federal income tax purposes of approximately $94.7 million that expire in years 2024 through 2037 and for state income tax purposes of approximately $633.9 million that expire in years 2023 through 2042. As a result of our adjusted cumulative three-year pre-tax
book loss as of December 31, 2020, we performed an assessment of positive and negative evidence with respect to the realization of our net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. The economic uncertainty from the
COVID-19
pandemic provided additional negative evidence that outweighed positive evidence which resulted in recognition of a valuation allowance for 2020 on federal and state net operating loss carry forwards. The valuation allowance related to the federal and state net operating loss carry forwards was $39.1 million and $40.0 million as of December 31, 2021, and 2022, respectively. As the economy continues to come out of the
COVID-19
pandemic and
stay-at-home
shelter orders, we continue to monitor our budget; however, at this time we have determined it is more likely than not that a reasonable forecast beyond the current year does not provide enough evidence to measure the realization of December 31, 2022, and September 30, 2023, deferred tax assets.
During the interim period ended September 30, 2023, we computed the income tax provision using the estimated effective annual rate applicable for the full year. We updated our forecast to project taxable income for the 2023 calendar year. In accordance with the guidance under FASB ASC Topic
740-270-25-4,
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

NOTE 14. STOCK INCENTIVE PLAN
The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(Dollars in thousands)		(Dollars in thousands)
Stock option compensation expense included in unallocated corporate expenses	$24	$83	$60	$201
Restricted stock shares compensation expense included in corporate expenses	—	—	54	—
Stock option compensation expense included in broadcast operating expenses	18	34	67	95
Stock option compensation expense included in digital media operating expenses	12	10	47	39
Stock option compensation expense included in publishing operating expenses	—	2	—	5

Total stock-based compensation expense, pre-tax	$54	$129	$228	$340

Tax expense for stock-based compensation expense	(14)	(33)	(59)	(88)

Total stock-based compensation expense, net of tax	$40	$96	$169	$252

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes valuation model were as follows for the three and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Expected volatility	85.94%	84.90%	n/a	87.94%
Expected dividends	0.00%	0.00%	n/a	0.00%
Expected term (in years)	7.5	9.2	n/a	8.4
Risk-free interest rate	3.10%	1.86%	n/a	3.69%
Activity with respect to our option awards during the nine-month period ended September 30, 2023 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2023	1,706,340	$2.68	$1.23	4.2 years	$—
Granted	1,249,500	1.06	0.87		—
Exercised	—	—	—		—
Forfeited or expired	(153,997)	4.90	1.43		—

Outstanding at September 30, 2023	2,801,843	1.89	1.07	5.5 years	$—

Exercisable at September 30, 2023	1,101,843	2.75	1.20	2.7 years	—

Expected to Vest	1,614,150	1.91	1.07	5.5 years	$—

Activity with respect to our restricted stock awards during the nine-month period ended September 30, 2023 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(Dollars in thousands, except weighted average exercise price and weighted average grant date fair value)
Outstanding at January 1, 2023	14,854	3.66	1.20	$16
Granted	—	—	—	—
Lapsed	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2023	14,854	3.66	0.5	$9

The aggregate intrinsic value represents the difference between the company’s closing stock price on September 30, 2023 of $0.59 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the periods ended September 30, 2023 and 2022, was $0.2 million.
As of September 30, 2023, there was $1.1 million of total unrecognized compensation cost related to non-vested
stock option awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.
NOTE 15. SEGMENT DATA
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
TM
Websites, SRN
TM
Satellite Services and Salem Music Network that includes Today’s Christian Music (“TCM”).
Salem Media Representatives (“SMR”) is our national advertising sales firm with offices in 15 U.S. cities. SMR specializes in placing national advertising on Christian and talk formatted radio stations as well as other commercial radio station formats. SMR sells commercial airtime to national advertisers on our radio stations and through our networks, as well as for independent radio station affiliates. SMR also contracts with independent radio stations to create custom advertising campaigns for national advertisers to reach multiple markets.
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

The table below presents financial information for each operating segment as of September 30, 2023 and 2022 based on the composition of our operating segments:

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Three Months Ended September 30, 2023
Net revenue	$48,966	$9,965	$4,566	$—	$63,497
Operating expenses	42,171	8,496	5,939	4,514	61,120

Net operating income (loss) before depreciation, amortization, impairments, and net (gain) loss on the disposition of assets	$6,795	$1,469	$(1,373)	$(4,514)	$2,377

Depreciation	1,594	990	60	172	2,816
Amortization	—	536	25	—	561
Change in the estimated fair value of contingent earn-out consideration	—	(100)	—	—	(100)
Impairment of indefinite-lived long-term assets other than goodwill	35,113	—	—	—	35,113
Impairment of goodwill	—	423	310	—	733
Net (gain) loss on the disposition of assets	(456)	—	—	—	(456)

Net operating income (loss)	$(29,456)	$(380)	$(1,768)	$(4,686)	$(36,290)

Three Months Ended September 30, 2022
Net revenue	$51,136	$10,189	$5,537	$—	$66,862
Operating expenses	41,178	8,333	6,542	4,840	60,893

Net operating income (loss) before legal settlement, debt modification costs, depreciation, amortization, impairments, and net (gain) loss on the disposition of assets	$9,958	$1,856	$(1,005)	$(4,840)	$5,969

Legal settlement	3,825	—	—	—	3,825
Debt modification costs	—	—	—	2	2
Depreciation	1,483	927	76	251	2,737
Amortization	4	293	—	—	297
Impairment of indefinite-lived long-term assets other than goodwill	7,725	—	—	—	7,725
Impairment of goodwill	—	—	—	—	—
Net (gain) loss on the disposition of assets	166	1	—	—	167

Net operating income (loss)	$(3,245)	$635	$(1,081)	$(5,093)	$(8,784)

	Broadcast	Digital Media	Publishing	Unallocated Corporate Expenses	Consolidated

	(Dollars in thousands)
Nine Months Ended September 30, 2023
Net revenue	$146,986	$31,335	$14,439	$—	$192,760
Operating expenses	128,498	26,516	17,341	14,165	186,520

Net operating income (loss) before depreciation, amortization, change in the estimated fair value of contingent earn-out consideration, impairments, and net (gain) loss on the disposition of assets	$18,488	$4,819	$(2,902)	$(14,165)	$6,240

Depreciation	4,779	3,022	183	556	8,540
Amortization	2	1,674	75	—	1,751
Change in the estimated fair value of contingent earn-out consideration	—	(102)	—	—	(102)
Impairment of indefinite-lived long-term assets other than goodwill	38,376	—	—	—	38,376
Impairment of goodwill	—	2,270	310	—	2,580
Net (gain) loss on the disposition of assets	(336)	—	—	2	(334)

Net operating income (loss)	$(24,333)	$(2,045)	$(3,470)	$(14,723)	$(44,571)

Nine Months Ended September 30, 2022
Net revenue	$152,020	$31,293	$14,840	$—	$198,153
Operating expenses	120,837	25,079	16,441	14,431	176,788

Net operating income (loss) before legal settlement, debt modification costs, depreciation, amortization, impairments, and net (gain) loss on the disposition of assets	$31,183	$6,214	$(1,601)	$(14,431)	$21,365

Legal settlement	4,776	—	—	—	4,776
Debt modification costs	—	—	—	250	250
Depreciation	4,669	2,847	245	776	8,537
Amortization	12	951	—	—	963
Change in the estimated fair value of contingent earn-out consideration	—	(5)	—	—	(5)
Impairment of indefinite-lived long-term assets other than goodwill	11,660	—	—	—	11,660
Impairment of goodwill	127	—	—	—	127
Net (gain) loss on the disposition of assets	(8,491)	—	—	30	(8,461)

Net operating income (loss)	$18,430	$2,421	$(1,846)	$(15,487)	$3,518

	Broadcast	Digital Media	Publishing	Unallocated Corporate	Consolidated

	(Dollars in thousands)
As of September 30, 2023
Inventories, net	$—	$—	$1,383	$—	$1,383
Property and equipment, net	65,607	4,952	432	9,086	80,077
Broadcast licenses	260,193	—	—	—	260,193
Goodwill	2,702	18,927	1,137	—	22,766
Amortizable intangible assets, net	—	4,051	224	—	4,275
As of December 31, 2022
Inventories, net	$—	$—	$1,513	$—	$1,513
Property and equipment, net	63,634	7,751	546	9,365	81,296
Broadcast licenses	303,774	—	—	—	303,774
Goodwill	2,623	20,016	1,446	—	24,085
Amortizable intangible assets, net	213	1,637	299	—	2,149
NOTE 16. SUBSEQUENT EVENTS

On November 6, 2023 we sold radio stations
WGTK-FM,
WRTH-FM
and
WLTE-FM
in Greenville, South Carolina for $6.8 million. The $5.1 million carrying value of the assets were reclassed as held for sale as of September 30, 2023.
On October 17, 2023 we entered into an agreement to sell land in Sarasota, Florida for $9.5 million. The closing is conditional upon getting the property rezoned, and we expect to close the sale in late 2024.
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

Overview

Salem Media Group, Inc. (“Salem”) is a domestic multimedia company specializing in Christian and conservative content, with media properties comprising radio broadcasting, digital media, and publishing. Our content is intended for audiences interested in Christian and family-themed programming and conservative news talk. We maintain a website at www.salemmedia.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not a part of or incorporated by reference into this or any other report of the company filed with, or furnished to the SEC.

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

In broadcasting, trade or barter agreements are commonly used to reduce cash expenses by exchanging advertising time for goods or services. We may enter barter agreements to exchange airtime or digital advertising for goods or services that can be used in our business or that can be sold to our audience under Listener Purchase Programs. The terms of these barter agreements permit us to preempt the barter airtime or digital campaign in favor of customers who purchase the airtime or digital campaign for cash. The value of these non-cash exchanges is included in revenue in an amount equal to the fair value of the goods or services we receive. Each transaction must be reviewed to determine that the products, supplies and/or services we receive have economic substance, or value to us. We record barter operating expenses upon receipt and usage of the products, supplies and services, as applicable. We record barter revenue as advertising spots or digital campaigns are delivered, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. Barter revenue is recorded on a gross basis unless an agency represents the programmer, in which case revenue is reported net of the commission retained by the agency. During the nine months ended September 30, 2023 and 2022, 98% of our broadcast revenue was sold for cash.

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

Known Trends and Uncertainties

Ongoing global supply chain disruptions from the pandemic, military conflict in Ukraine and Israel, increases in consumer prices, persistent inflation, and the Federal Reserve’s raising of the federal funds interest rate may have a material adverse impact on our business. To the extent that any of these factors interfere with our customers’ advertising and promotional spending, we could experience reductions in revenue growth rates and increasing pressure to contain costs. Reductions in revenue could adversely affect our operating results, financial condition, and results of operations. These uncertainties could materially impact significant accounting estimates related to, but not limited to, allowances for doubtful accounts, impairments, and right-of-use assets. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility.

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

Our broadcast advertising revenue is particularly dependent on advertising from our Los Angeles and Dallas markets, which generated 13.9% and 18.7%, respectively, of our total net broadcast advertising revenue during the nine-month period ended September 30, 2023 compared to 12.8% and 19.2%, respectively, of our total net broadcast advertising revenue during the same period of the prior year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(Dollars in thousands)
Reconciliation of Net Broadcast Revenue to Same Station Net Broadcast Revenue
Net broadcast revenue	$51,136	$48,966	$152,020	$146,986
Net broadcast revenue – acquisitions	—	(410)	—	(908)
Net broadcast revenue – dispositions	(88)	—	(203)	(24)
Net broadcast revenue – format change	—	—	—	—

Same Station net broadcast revenue	$51,048	$48,556	$151,817	$146,054

Reconciliation of Broadcast Operating Expenses to Same Station Broadcast Operating Expenses
Broadcast operating expenses	$41,178	$42,171	$120,837	$128,498
Broadcast operating expenses – acquisitions	—	(851)	(15)	(2,382)
Broadcast operating expenses – dispositions	(253)	(33)	(332)	(131)
Broadcast operating expenses – format change	—	—	—	—

Same Station broadcast operating expenses	$40,925	$41,287	$120,490	$125,985

Reconciliation of Operating Income to Same Station Operating Income
Station Operating Income	$9,958	$6,795	$31,183	$18,488
Station operating loss – acquisitions	—	441	15	1,474
Station operating loss – dispositions	165	33	129	107
Station operating loss – format change	—	—	—	—

Same Station – Station Operating Income	$10,123	$7,269	$31,327	$20,069

In the table below, we present our calculations of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023

	(Dollars in thousands)
Calculation of Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net broadcast revenue	$51,136	$48,966	$152,020	$146,986
Less broadcast operating expenses	(41,178)	(42,171)	(120,837)	(128,498)

Station Operating Income	$9,958	$6,795	$31,183	$18,488

Net digital media revenue	$10,189	$9,965	$31,293	$31,335
Less digital media operating expenses	(8,333)	(8,496)	(25,079)	(26,516)

Digital Media Operating Income	$1,856	$1,469	$6,214	$4,819

Net publishing revenue	$5,537	$4,566	$14,840	$14,439
Less publishing operating expenses	(6,542)	(5,939)	(16,441)	(17,341)

Publishing Operating Loss	$(1,005)	$(1,373)	$(1,601)	$(2,902)

In the table below, we present a reconciliation of net loss, the most directly comparable GAAP measure to Station Operating Income, Digital Media Operating Income and Publishing Operating Loss. Our presentation of these non-GAAP performance indicators are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023

	(Dollars in thousands)
Reconciliation of Net Loss to Operating Income and Station Operating Income, Digital Media Operating Income and Publishing Operating Loss
Net loss	$(11,885)	$(31,297)	$(1,029)	$(43,545)
Plus provision for (benefit from) income taxes	59	(8,782)	(1,234)	(11,619)
Plus net miscellaneous income and (expenses)	19	184	19	(27)
Plus (gain) loss on early retirement of long-term debt	—	—	18	60
Plus (earnings) loss from equity method investment	(102)	(7)	(4,015)	4
Plus interest expense, net of capitalized interest	3,142	3,626	9,925	10,596
Less interest income	(17)	(14)	(166)	(40)

Net operating income (loss)	$(8,784)	$(36,290)	$3,518	$(44,571)

Plus net (gain) loss on the disposition of assets	167	(456)	(8,461)	(334)
Plus change in the estimated fair value of contingent earn-out consideration	—	(100)	(5)	(102)
Plus legal settlement	3,825	—	4,776	—
Plus debt modification costs	2	—	250	—
Plus impairment of indefinite-lived long-term assets other than goodwill	7,725	35,113	11,660	38,376
Plus impairment of goodwill	—	733	127	2,580
Plus depreciation and amortization	3,034	3,377	9,500	10,291
Plus unallocated corporate expenses	4,840	4,514	14,431	14,165

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$10,809	$6,891	$35,796	$20,405

Station Operating Income	$9,958	$6,795	$31,183	$18,488
Digital Media Operating Income	1,856	1,469	6,214	4,819
Publishing Operating Loss	(1,005)	(1,373)	(1,601)	(2,902)

Combined Station Operating Income, Digital Media Operating Income and Publishing Operating Loss	$10,809	$6,891	$35,796	$20,405

In the table below, we present a reconciliation of Adjusted EBITDA to EBITDA to Net Loss, the most directly comparable GAAP measure. EBITDA and Adjusted EBITDA are non-GAAP financial performance measures that are not to be considered a substitute for or superior to the most directly comparable measures reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023

	(Dollars in thousands)
Reconciliation of Adjusted EBITDA to EBITDA to Net Loss
Net loss	$(11,885)	$(31,297)	$(1,029)	$(43,545)
Plus interest expense, net of capitalized interest	3,142	3,626	9,925	10,596
Plus provision for (benefit from) income taxes	59	(8,782)	(1,234)	(11,619)
Plus depreciation and amortization	3,034	3,377	9,500	10,291
Less interest income	(17)	(14)	(166)	(40)

EBITDA	$(5,667)	$(33,090)	$16,996	$(34,317)

Plus net (gain) loss on the disposition of assets	167	(456)	(8,461)	(334)
Plus change in the estimated fair value of contingent earn-out consideration	—	(100)	(5)	(102)
Plus debt modification costs	2	—	250	—
Plus impairment of indefinite-lived long-term assets other than goodwill	7,725	35,113	11,660	38,376
Plus impairment of goodwill	—	733	127	2,580
Plus net miscellaneous (income) and expenses	19	184	19	(27)
Plus (gain) loss on early retirement of long-term debt	—	—	18	60
Plus non-cash stock-based compensation	54	129	228	340

Adjusted EBITDA	$2,300	$2,513	$20,832	$6,576

RESULTS OF OPERATIONS

The following factors affected our results of operations and cash flows for the three and nine months ended September 30, 2023 as compared to the same period of the prior year:

As a result of changes in macroeconomic conditions and revenue reforecasts, we performed an interim review of goodwill for impairment at September 30, 2023. Based on our review and analysis, we recorded an impairment charge of $0.7 million to goodwill in Townhall.com® and Salem Author Services at September 30, 2023.

We performed an interim review of broadcast license at September 30, 2023. Based on our review and analysis, we determined that the carrying value of broadcast licenses in 19 of our market clusters were impaired as of the interim testing period ending September 30, 2023. We recorded an impairment charge of $35.1 million to the value of broadcast licenses in Boston, Chicago, Cleveland, Colorado Springs, Columbus, Dallas, Detroit, Greenville, Little Rock, Miami, New York, Orlando, Philadelphia, Phoenix, Portland, Sacramento, San Diego, San Francisco, and Tampa. The impairment charge was driven by a decline in projected revenues for the broadcast industry impacting the remainder of 2023, continued softening in radio market advertising revenue, a reduction in the future industry growth rates based on current economic indicators and rising interest rates that increase the WACC.

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

•	On July 21, 2023 we sold radio station KNTS-AM in Seattle, Washington for $0.2 million resulting in a pre-tax gain of $0.2 million.

•

On July 13, 2023 we sold radio station KLFE-AM in Seattle, Washington for $0.5 million resulting in a pre-tax gain of $0.2 million. Radio station KLFE-AM has been programmed under a TBA since August 1, 2022.

•	On May 25, 2023, we sold to a related party the economic interests in the leases at our Greenville, South Carolina radio transmitter site for $3.5 million resulting in a pre-tax gain of $3.3 million.

•	On March 24, 2023, we closed on the acquisition of Digital Felt Productions and the digital content library through its www.digitalfelt.com domain and website for $25,000 in cash.

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

•

On January 10, 2022, we sold 4.5 acres of land in Phoenix, Arizona for $2.0 million in cash. We recorded a pre-tax gain of $1.8 million on the sale and have access to the land for 90-days to relocate our transmitter equipment for KXXT-AM.

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

•

During the nine months ended September 30, 2022, we repurchased $15.5 million of the 2024 Notes for $15.4 million in cash, recognizing a net loss of $18,000 after adjusting for bond issuance costs as detailed in Note 11 – Long-Term Debt of our Condensed Consolidated Financial Statements included in Part 1 of this quarterly report on Form 10-Q.

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Net Broadcast Revenue

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Net Broadcast Revenue	$51,136	$48,966	$(2,170)	(4.2)%	76.5%	77.1%
Same Station Net Broadcast Revenue	$51,048	$48,556	$(2,492)	(4.9)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,
	2022		2023

	(Dollars in thousands)
Block Programming:
National	$13,599	26.6%	$13,345	27.3%
Local	6,134	12.0%	6,374	13.0%

	19,733	38.6%	19,719	40.3%
Broadcast Advertising:
National	3,644	7.1%	2,993	6.1%
Local	10,363	20.3%	9,675	19.8%

	14,007	27.4%	12,668	25.9%
Station Digital (local)	9,172	17.9%	8,760	17.9%
Infomercials	196	0.4%	155	0.3%
Network	5,721	11.2%	5,143	10.5%
Other Revenue	2,307	4.5%	2,521	5.1%

Net Broadcast Revenue	$51,136	100.0%	$48,966	100.0%

Block programming revenue remained consistent at $19.7 million. National programming from our Christian Teaching and Talk radio stations decreased $0.2 million. Local programming increased $0.2 million, including a $0.1 million increase from our Christian Teaching and Talk format radio stations and $0.1 million increase from our remaining radio station formats which primarily relate to the radio station acquisitions in Miami.

Advertising revenue, net of agency commissions, or net advertising revenue, decreased 9.6%, or $1.3 million, to $12.7 million from $14.0 million, driven by a 17.9% decrease in national spots and a 6.6% decrease in local spots. The decrease reflects the impact of political revenue, which generated $0.1 million of revenue ($0.1 million national) in 2023 compared to $0.7 million ($0.4 million national and $0.3 million local) in 2022, or a decrease of $0.6 million. Excluding the impact of political revenue, net advertising revenue declined 5.7% to $12.6 million from $13.3 million. Revenue from our Contemporary Christian Music format radio stations was $5.9 million compared to $6.5 million in the prior year, a decrease of $0.6 million. Revenue from our Christian Teaching and Talk format radio stations was $1.4 million compared to $1.6 million in the prior year, a decrease of $0.2 million that was offset by an increase of $0.1 million from our remaining radio station formats. We started to experience lower demand in the second half of 2022 as economic concerns resulted in reduced advertising spending.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, decreased 4.5%, or $0.4 million. The decrease includes a $0.4 million decrease due to lower demand for digital marketing services through Salem Surround, a $0.4 million decrease in SalemNOW that received distribution fees from the documentary motion picture that we invested in the prior year, and a $0.1 million decrease in streaming revenue and digital advertising revenue from our station websites that was offset by a $0.2 million increase from Salem Podcast Network, a $0.2 million increase from our network and a $0.1 million increase from Salem News Channel. There were no significant changes in digital rates as compared to the prior year.

Infomercial revenue declined due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of amounts reported as digital, decreased 10.1%, or $0.6 million, including a $0.9 million decrease from our nationally syndicated host programs that was offset by a $0.3 million increase in political advertising.

Other revenue increased 9.3%, or $0.2 million including a $0.4 million increase in event revenue that was offset by a $0.1 million decrease in rental income and a $0.1 million decrease in listener purchase program revenue from lower half price tuition sales and vendor discount sales. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather, which can affect attendance.

On a Same Station basis, net broadcast revenue decreased 4.9%, or $2.5 million, which reflects these items net of the impact of station acquisitions and dispositions.

Net Digital Media Revenue

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net Digital Media Revenue	$10,189	$9,965	$(224)	(2.2)%	15.2%	15.7%

The following table shows the dollar amount and percentage of national net digital media revenue, or revenue generated from our websites and digital subscriptions, for each digital media revenue source.

	Three Months Ended September 30,
	2022		2023

	(Dollars in thousands)
Digital Advertising, net	$4,365	42.8%	$3,670	36.8%
Digital Streaming	889	8.7	812	8.1
Digital Subscriptions	3,206	31.5	3,887	39.0
Digital Downloads	1,624	15.9	1,477	14.8
Other Revenues	105	1.1	119	1.3

Net Digital Media Revenue	$10,189	100.0%	$9,965	100%

Digital advertising revenue net of agency commissions, or national net digital revenue, decreased 15.9%, or $0.7 million, primarily due to a $0.4 million decline from Townhall Media and a $0.4 million decline from Salem Web Network due to industry decline in programmatic revenue demand and the non-renewal of the Bible Gateway representation agreement that was offset by a $0.1 million increase in Eagle Financial Publications. Declines from Townhall Media were driven by changes in Facebook algorithms that limit political content, the growing use of browsers that block third-party cookies limiting advertising, and the overall state of the economy that has weakened demand for advertising resulting in a lower number of advertisements and a reduction in rates.

Digital streaming revenue decreased 8.7%, or $0.1 million, based on decreased demand for content available from our Christian websites. There were no significant changes in rates.

Digital subscription revenue increased 21.2%, or $0.7 million, including a $0.7 million increase from Eagle Financial Publications from new subscriptions generated from the newly acquired George Gilder Report and DayTradeSPY and a $0.1 million increase from Townhall VIP that was offset with a $0.1 million decrease from Salem Web Network. There were no significant changes in rates as compared to the same period of the prior year.

Digital download revenue decreased 9.1%, or $0.1 million, due to a lower volume of downloads from our church product websites with no significant changes in rates as compared to the same period of the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals, which slightly increased in volume with no changes in rates over the same period of the prior year.

Net Publishing Revenue

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Net Publishing Revenue	$5,537	$4,566	$(971)	(17.5)%	8.3%	7.2%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Three Months Ended September 30,
	2022		2023

	(Dollars in thousands)
Book Sales	$4,612	83.3%	$3,177	69.6%
Estimated Sales Returns & Allowances	(1,355)	(24.5)	(544)	(11.9)

Net Book Sales	3,257	58.8%	2,633	57.7%

E-Book Sales	312	5.6	241	5.3
Self-Publishing Fees	1,810	32.7	1,566	34.3
Other Revenue	158	2.9	126	2.7

Net Publishing Revenue	$5,537	100.0%	$4,566	100.0%

Net book sales decreased 19.2%, or $0.6 million, which primarily includes a $0.6 million decrease in Regnery® Publishing, as book sales reflect a 54% decrease in volume that was offset by a 36% increase in the average price per unit sold. Book sales through Regnery® Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The decrease of $0.8 million in estimated sales returns and allowances reflects lower number of print books sold through Regnery® Publishing.

Regnery® Publishing e-book sales declined 22.8%, or $0.1 million, due to a 27% decrease in sales volume that was offset by a 7% increase in the average price per unit sold. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on a book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased 13.5%, or $0.2 million, due to a decrease in the number of authors with no material change in fees charged to authors.

Other revenue includes change fees, video trailers and website revenues and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue decreased 20.3%, or $32,000, due to lower demand resulting in lower sales volume. There were no changes in volume or rates.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Broadcast Operating Expenses	$41,178	$42,171	$993	2.4%	61.6%	66.4%
Same Station Broadcast Operating Expenses	$40,925	$41,287	$362	0.9%

Broadcast operating expenses increased 2.4%, or $1.0 million, including a $0.8 million increase from broadcast entities, a $0.3 million increase from Salem News Channel, and a $0.3 million increase from Salem Surround that was offset by a $0.3 million decrease in SalemNOW and a $0.1 million decrease from Salem Podcast Network. The increase in expenses from Salem Surround, Salem News Channel and Salem Podcast Network are consistent with the growth and investment in these entities to expand digital product offerings and revenue sources in our broadcast division. The increase of $0.8 million from our broadcast entities includes a $0.6 million increase in employee-related expenses which includes $0.4 million of severance expense, a $0.6 million increase in professional services expenses, a $0.5 million increase in facility-related expenses, and a $0.2 million increase in advertising and event expenses, that was offset by a $0.4 million decrease in credit card fees, a $0.4 million decrease in music license fees, a $0.2 million decrease in production and programming expense and a $0.1 million decrease in travel and entertainment.

On a Same-Station basis, broadcast operating expenses increased 0.9%, or $0.4 million. The increase in broadcast operating expenses on a Same Station basis reflects these items net of the impact of start-up costs associated with acquisitions and station dispositions.

Legal Settlement

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Legal Settlement	$3,825	$—	$(3,825)	(100.0)%	5.7%	—%

On September 26, 2022, we entered into a settlement agreement in connection with a lawsuit. While we deny the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. We previously estimated that we would resolve the matter for $1.5 million, and that amount was accrued at June 30, 2022. During mediation held on September 26, 2022, the parties reached a settlement whereby we paid $5.3 million in exchange for a release by the Plaintiff of all claims. The settlement amount was paid in December 2022.

Digital Media Operating Expenses

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$8,333	$8,496	$163	2.0%	12.5%	13.4%

Digital media operating expenses increased 2.0%, or $0.2 million, including a $0.2 million increase in employee-related expenses which includes $0.4 million of severance expense and a $0.1 million increase in software and streaming expenses that was offset by a $0.1 million decrease in advertising and promotional expenses and a $0.1 million decrease in sales-based commissions and bonuses.

Publishing Operating Expenses

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Publishing Operating Expenses	$6,542	$5,939	$(603)	(9.2)%	9.8%	9.4%

Publishing operating expenses decreased 9.2%, or $0.6 million, including a $1.0 million decrease in the cost of sales, a $0.2 million decrease in royalties, a $0.1 million decrease in employee-related expenses, and a $0.1 million decrease in advertising and promotional expenses that was offset by a $0.8 million increase in professional services. The decrease in cost of sales includes a $1.0 million reduction from the number of print books sold by Regnery® Publishing. The gross profit margin for Regnery® Publishing improved to 35% from 28% as a result of lower costs including costs incurred with recall and destruction of a book during September 2022. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services remained consistent at 79%.

Unallocated Corporate Expenses

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Unallocated Corporate Expenses	$4,840	$4,514	$(326)	(6.7)%	7.2%	7.1%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, that are not directly attributable to any one of our operating segments. The decrease of 6.7%, or $0.3 million, includes a $0.3 million decrease in employee-related expenses associated with executive bonuses and a $0.1 million decrease in franchise tax that was offset by a $0.1 million increase in professional services expenses.

Depreciation Expense

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Depreciation Expense	$2,737	$2,816	$79	2.9%	4.1%	4.4%

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

Amortization Expense

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$297	$561	$264	88.9%	0.4%	0.9%

The increase in amortization expense reflects the acquisition of the George Gilder Report in February 2023 associated with subscriber base lists, domain names and non-compete agreements that have estimated useful lives of three to five years. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$7,725	$35,113	$27,388	354.5%	11.6%	55.3%

We performed an interim review of broadcast license at September 30, 2023. Based on our review and analysis, we determined that the carrying value of broadcast licenses in 19 of our market clusters were impaired as of the interim testing period ending September 30, 2023. We recorded an impairment charge of $35.1 million to the value of broadcast licenses in Boston, Chicago, Cleveland, Colorado Springs, Columbus, Dallas, Detroit, Greenville, Little Rock, Miami, New York, Orlando, Philadelphia, Phoenix, Portland, Sacramento, San Diego, San Francisco, and Tampa. The impairment charge was driven by a decline in projected revenues for the broadcast industry impacting the remainder of 2023, continued softening in radio market advertising revenue, a reduction in the future industry growth rates based on current economic indicators and rising interest rates that increase the WACC.

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

Impairment of Goodwill

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Impairment of Goodwill	$—	$733	$733	—%	—%	1.2%

As a result of changes in macroeconomic conditions and revenue reforecasts, we performed an interim review of goodwill for impairment at September 30, 2023. Based on our review and analysis, we recorded an impairment charge of $0.7 million to goodwill in Townhall.com® and Salem Author Services at September 30, 2023.

Net (Gain) Loss on the Disposition of Assets

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Net (Gain) Loss on the Disposition of assets	$167	$(456)	$(623)	(373.1)%	0.2%	(0.7)%

The net gain on the disposition of assets of $0.5 million for the three-month period ending September 30, 2023, reflects a $0.4 million estimated pre-tax gain on the sale of radio station KNTS-AM and KLFE-FM in Seattle, Washington.

The net loss on the disposition of assets of $0.2 million for the three months ending September 30, 2022, represents various other fixes asset disposals.

Other Income (Expense)

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Interest Income	$17	$14	$(3)	(17.6)%	—%	—%
Interest Expense	(3,142)	(3,626)	(484)	15.4%	(4.7)%	(5.7)%
Earnings (loss) from equity method investment	102	7	(95)	(93.1)%	0.2	—%
Net Miscellaneous Income and (Expenses)	(19)	(184)	(165)	868.4%	—%	(0.3)%

Interest income represents earnings on excess cash, interest due under promissory notes and interest earned from our equity investment in OPA in the same period of the prior year.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The increase reflects the higher outstanding balance of the ABL Facility during the three-months ended September 30, 2023.

We recorded $0.1 million of earnings from our equity investment in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The motion picture, 2000 Mules, was released in May 2022.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other expenses.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Provision for (Benefit from) Income Taxes	$59	$(8,782)	$(8,841)	(14,984.7)%	0.1%	(13.8)%

We recognized a tax benefit of $8.8 million for the three months ended September 30, 2023, compared to a tax provision of $0.1 million for the same period of the prior year. The benefit from income taxes as a percentage of income before income taxes, or the effective tax rate, was 21.9% for the three months ended September 30, 2023, compared to (0.5)% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of 21.9% is driven by projected utilization of operating loss carryforwards, along with certain expenses that are nondeductible for income tax purposes relative to pre-tax book income, and tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions for state jurisdictions in which a full valuation allowance has been recording against net operating loss carryforward.

Net Loss

	Three Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Net Loss	$(11,885)	$(31,297)	$(19,412)	163.3%	(17.8)%	(49.3)%

Our net loss increased $19.4 million to $31.3 million from $11.9 million during the same period of the prior year due to the factors described above.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Net Broadcast Revenue

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Net Broadcast Revenue	$152,020	$146,986	$(5,034)	(3.3)%	76.7%	76.3%
Same Station Net Broadcast Revenue	$151,817	$146,054	$(5,763)	(3.8)%

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2022		2023

	(Dollars in thousands)
Block Programming:
National	$39,998	26.3%	$40,324	27.4%
Local	18,183	12.0%	18,291	12.4%

	58,181	38.3%	58,615	39.8%
Broadcast Advertising:
National	11,344	7.5%	8,743	5.9%
Local	31,915	21.0%	29,229	19.9%

	43,259	28.5%	37,972	25.8%
Broadcast Digital (local)	27,259	17.9%	27,886	19.0%
Infomercials	569	0.4%	492	0.3%
Network	15,961	10.5%	15,351	10.6%
Other Revenue	6,791	4.4%	6,670	4.5%

Net Broadcast Revenue	$152,020	100.0%	$146,986	100.0%

Block programming revenue increased 0.7% to $58.6 million from $58.2 million, due to increases in rates during our 2023 annual renewals and higher demand from the expansion of existing programs and the launch of new programs. National programming from our Christian Teaching and Talk format radio stations increased $0.2 million while our News Talk format radio stations increased $0.1 million. Local programming increased $0.3 million from our remaining radio station formats that was offset by a $0.2 million decreased from our News Talk format radio stations.

Advertising revenue, net of agency commissions, or net advertising revenue, decreased 12.2%, or $5.3 million, to $38.0 million from $43.3 million, driven by a 22.9% decrease in national spots and a 8.4% decrease in local spots. The decrease reflects the impact of political revenue, which generated $0.4 million of revenue ($0.1 million national and $0.3 million local) in 2023 compared to $2.3 million ($1.3 million national and $1.0 million local) in 2022, or a decrease of $1.9 million. Excluding the impact of political revenue, net advertising revenue declined 8.3% to $37.6 million from $41.0 million. Revenue from our Contemporary Christian Music format radio stations was $16.9 million compared to $18.8 million in the prior year, a decrease of $1.9 million. Revenue from our News Talk format radio stations was $11.8 million compared to $12.8 million in the prior year, a decrease of $1.0 million. Revenue from our Christian Teaching and Talk format radio stations was $5.0 million compared to $5.8 million in the prior year, a decrease of $0.8 million that was offset by an increase of $0.3 million from our remaining radio station formats. We experienced a higher demand for advertising during the first half of 2022 as pandemic restrictions eased followed by a decrease in demand during the third quarter as advertising revenue is adversely impacted by advertisers that limit advertising spending as concerns grow over inflation and the state of the economy.

Broadcast digital revenue, net of agency commissions, or net digital revenue generated from our broadcast markets and networks, increased 2.3%, or $0.6 million. The increase includes a $1.2 million increase from Salem Podcast Network, a $0.7 million increase from a higher demand for digital marketing services through Salem Surround, a $0.4 million increase from Salem News Channel and a $0.1 million increase from our network that was offset by a $1.1 million decrease in SalemNOW that received distribution fees from the documentary motion picture that we invested in the prior year and a $0.7 million decrease in streaming revenue and digital advertising revenue from our station websites. There were no significant changes in digital rates as compared to the prior year.

Infomercial revenue declined due to a reduction in the number of infomercials aired with no significant changes in rates as compared to the prior year. The placement of infomercials can vary significantly from one period to another due to the number of time slots available and the degree to which the infomercial content is considered to be of interest to our audience.

Network revenue, net of amounts reported as digital, decreased 3.8%, or $0.6 million, including a $0.7 million decrease from our nationally syndicated host programs that was offset by a $0.1 million increase in political advertising.

Other revenue decreased 1.8%, or $0.1 million including a $0.3 million decrease in tower and rental income, a $0.1 million decrease in listener purchase program revenue from lower half price tuition sales and a $0.1 million decrease in talent services that was offset by a $0.4 million increase in event revenue. Event revenue varies from period to period based on the nature and timing of events, audience demand, and in some cases, the weather, which can affect attendance.

On a Same Station basis, net broadcast revenue decreased 3.8%, or $5.8 million, which reflects these items net of the impact of stations acquisitions and dispositions.

Net Digital Media Revenue

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Net Digital Media Revenue	$31,293	$31,335	$42	0.1%	15.8%	16.3%

The following table shows the dollar amount and percentage of net digital media revenue for each digital media revenue source.

	Nine Months Ended September 30,
	2022		2023

	(Dollars in thousands)
Digital Advertising, net	$13,453	43.0%	$11,637	37.1%
Digital Streaming	2,687	8.6	2,505	8.0
Digital Subscriptions	9,549	30.5	11,760	37.5
Digital Downloads	5,269	16.8	5,047	17.0
Other Revenues	335	1.1	386	0.4

Net Digital Media Revenue	$31,293	100.0%	$31,335	100.0%

Digital advertising revenue net of agency commissions, or national net digital revenue, decreased 13.5%, or $1.8 million, including a $1.5 million decrease from Townhall Media and a $0.4 million decrease from Salem Web Network due to industry decline in programmatic revenue demand and the non-renewal of the Bible Gateway representation agreement that was offset by a $0.1 increase from Eagle Financial Publications. Declines from Townhall Media were driven by changes in Facebook algorithms that limit political content, the growing use of browsers that block third-party cookies limiting advertising, and the overall state of the economy that has weakened demand resulting in lower advertising rates.

Digital streaming revenue decreased 6.8%, or $0.2 million, based on decreased demand for content available from our Christian websites. There were no significant changes in sales volume or rates.

Digital subscription revenue increased 23.2%, or $2.2 million, including a $2.3 million increase from Eagle Financial Publications, from new subscriptions generated from the newly acquired George Gilder Report and DayTradeSPY and a $0.3 million increase from Townhall VIP, that was offset by a $0.4 million decrease from Salem Web Network.

Digital download revenue decreased 4.2%, or $0.2 million, due to a lower volume of downloads from our church product websites with no significant changes in rates as compared to the same period of the prior year.

Other revenue includes revenue sharing arrangements for mobile applications and mail list rentals which increased in volume with no changes in rates over the same period of the prior year.

Net Publishing Revenue

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Net Publishing Revenue	$14,840	$14,439	$(401)	(2.7)%	7.5%	7.5%

The following table shows the dollar amount and percentage of net publishing revenue for each publishing revenue source.

	Nine Months Ended September 30,
	2022		2023

	(Dollars in thousands)
Book Sales	$10,816	72.9%	$8,718	60.4%
Estimated Sales Returns & Allowances	(2,799)	(18.9)	(554)	(3.8)

Net Book Sales	8,017	54.0	8,164	56.6
E-Book Sales	937	6.3	737	5.1
Self-Publishing Fees	5,189	35.0	5,002	34.6
Other Revenue	697	4.7	536	3.7

Net Publishing Revenue	$14,840	100.0%	$14,439	100.0%

Net book sales increased 18.3%, or $0.1 million, which includes a $0.1 million increase from Salem Author Services while Regnery® Publishing remained consistent, as book sales reflect a 17% increase in the average price per unit sold offset by a 35% decrease in volume and. Book sales through Regnery® Publishing are directly attributable to the number and popularity of titles released each period and the composite mix of titles available. Revenues vary significantly from period to period based on the book release date and the number and popularity of titles. The decrease of $2.2 million in estimated sales returns and allowances reflects favorable adjustments on expected future returns for several titles based on a review of scanned sales to date. The increase in book sales from Salem Author Services was due to an increase in the number of books sold with no significant changes in sale prices.

Regnery® Publishing e-book sales declined 21.3%, or $0.2 million, due to a 35% decrease in sales volume offset by a 21% increase in the average price per unit sold. E-book sales can also vary based on the composite mix of titles released and available in each period. Revenues can vary significantly based on a book release date and the number of titles that achieve placement on bestseller lists, which can increase awareness and demand for the book.

Self-publishing fees decreased 3.6%, or $0.2 million, due to a decrease in the number of authors with no material change in fees charged to authors.

Other revenue includes change fees, video trailers and website revenues and subright revenue for foreign translation and audio books for original published titles from Regnery® Publishing. Subright revenue decreased 23.1%, or $0.2 million, due to lower demand resulting in lower sales volume. There were no changes in volume or rates.

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Broadcast Operating Expenses	$120,837	$128,498	$7,661	6.3%	61.0%	66.7%
Same Station Broadcast Operating Expenses	$120,490	$125,985	$5,495	4.6%

Broadcast operating expenses increased 6.3%, or $7.7 million, including an $4.7 million increase from broadcast entities, a $1.5 million increase from Salem News Channel, a $1.2 million increase from Salem Surround, and a $0.5 million increase from Salem Podcast Network that was offset by a $0.2 million decrease in SalemNOW. The increase in expenses from Salem Surround, Salem News Channel and Salem Podcast Network is consistent with the growth and investment in these entities to expand digital product offerings and revenue sources in our broadcast division. The increase of $4.7 million from our broadcast entities includes a $3.4 million increase in employee-related expenses, including $0.6 million in severance expense, a $1.2 million increase in facility-related expenses, a $0.9 million increase in bad debt expense, and a $0.5 million in lease expense that was offset by a $0.4 million decrease in credit card fees, a $0.3 million decrease in production and programming expenses, a $0.3 million decrease in music license fees, a $0.1 million decrease in travel and entertainment expense and a $0.1 million decrease in third party marketing expenses.

On a same-station basis, broadcast operating expenses increased 4.6%, or $5.5 million. The increase in broadcast operating expenses on a same station basis reflects these items net of the impact of start-up costs associated with acquisitions and station dispositions.

Legal Settlement

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Legal Settlement	$4,776	$—	$(4,776)	(100.0)%	2.4%	—%

On September 26, 2022, we entered into a settlement agreement in connection with a lawsuit. While we deny the allegations made in the lawsuit, we believed that settling the matter was preferable to protracted and costly litigation. We previously estimated that we would resolve the matter for $1.5 million, and that amount accrued at June 30, 2022. During mediation held on September 26, 2022, the parties reached a settlement whereby we paid $5.3 million in exchange for a release by the Plaintiff of all claims. The settlement amount was paid in December 2022.

Digital Media Operating Expenses

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Digital Media Operating Expenses	$25,079	$26,516	$1,437	5.7%	12.7%	13.8%

Digital media operating expenses increased 5.7%, or $1.4 million, including a $0.8 million increase in employee-related expenses which includes $0.5 million of severance expense, a $0.3 million increase in advertising and promotional expenses due to increased e-mail marketing efforts to increase subscriptions, a $0.2 million increase in software and streaming expenses, a $0.2 million increase in professional services expenses, a $0.1 million increase in royalties and $0.1 million increase in bad debt expense, that was offset by a $0.3 million decrease in sales-based commissions and bonuses.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Publishing Operating Expenses	$16,441	$17,341	$900	5.5%	8.3%	9.0%

Publishing operating expenses increased 5.5%, or $0.9 million, including a $1.1 million increase in professional services and a $0.3 million increase in employee-related expenses that was offset by a $0.6 million decrease in the cost of sales. The decrease in cost of sales includes a $0.8 million decrease from Regnery® Publishing offset by a $0.2 million increase in Salem Author Services. The gross profit margin for Regnery® Publishing declined to 25% from 35% as sales volume decreased. Regnery® Publishing margins vary based on the volume of e-book sales, which have higher margins due to the nature of delivery and no reserve for sales returns and allowances. The gross profit margin for Salem Author Services declined to 77% from 79% due to higher print costs.

Unallocated Corporate Expenses

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Unallocated Corporate Expenses	$14,431	$14,165	$(266)	(1.8)%	7.3%	7.3%

Unallocated corporate expenses include shared services, such as accounting and finance, human resources, legal, tax, and treasury, which are not directly attributable to any one of our operating segments. The decrease of 1.8%, or $0.3 million, includes a $0.3 million decrease in franchise tax, a $0.2 million decrease in employee-related expenses and a $0.1 million decrease in travel and entertainment, that was offset by a $0.3 million increase in professional services expenses primarily associated with legal fees and public reporting expenses and a $0.1 million increase in acquisition-related expenses.

Debt Modification Costs

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Debt Modification Costs	$250	$—	$(250)	(100.0)%	0.1%	—%

We recorded additional debt modification costs of $0.2 million during the first half of 2022 associated with the refinance of $112.8 million of the 2024 Notes for $114.7 million of the 2028 Notes.

Depreciation Expense

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Depreciation Expense	$8,537	$8,540	$3	—%	4.3%	4.4%

Depreciation expense reflects the impact of prior year capital expenditures for data processing equipment and computer software that had shorter estimated useful lives as compared to towers or other assets and were fully depreciated during the current year. There were no changes in our depreciation methods or in the estimated useful lives of our asset groups.

Amortization Expense

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$963	$1,751	$788	81.8%	0.5%	0.9%

The increase in amortization expense reflects the acquisition of the George Gilder Report in February 2023 associated with subscriber base lists, domain names and non-compete agreements that have estimated useful lives of three to five years. There were no changes in our amortization methods or the estimated useful lives of our intangible asset groups.

Change in the Estimated Fair Value of Contingent Earn-Out Consideration

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Change in the Estimated Fair Value of Contingent Earn-Out Consideration	$(5)	$(102)	$(97)	1,940.0%	—%	(0.1)%

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

Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill

	Nine Months Ended September 30,
	2022	2023	Change $	Change%	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Impairment of Indefinite-Lived Long-Term Assets Other Than Goodwill	$11,660	$38,376	$26,716	229.1%	5.9%	19.9%

We performed an interim review of broadcast license at September 30, 2023. Based on our review and analysis, we determined that the carrying value of broadcast licenses in 19 of our market clusters were impaired as of the interim testing period ending September 30, 2023. We recorded an impairment charge of $35.1 million to the value of broadcast licenses in Boston, Chicago, Cleveland, Colorado Springs, Columbus, Dallas, Detroit, Greenville, Little Rock, Miami, New York, Orlando, Philadelphia, Phoenix, Portland, Sacramento, San Diego, San Francisco, and Tampa. The impairment charge was driven by a decline in projected revenues for the broadcast industry impacting the remainder of 2023, continued softening in radio market advertising revenue, a reduction in the future industry growth rates based on current economic indicators and rising interest rates that increase the WACC.

We also performed an interim review of broadcast license at June 30, 2023. Based on our review and analysis, we determined that the carrying value of broadcast licenses in two of our market clusters were impaired as of the interim testing period ending June 30, 2023. We recorded an impairment charge of $1.1 million to the value of broadcast licenses in Portland and San Francisco. The impairment charge was driven by a decline in projected revenues for the broadcast industry impacting the remainder of 2023 and a reduction in the future industry growth rates based on current economic indicators.

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

Impairment of Goodwill

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue

Impairment of Goodwill	$127	$2,580	$2,453	1,931.5%	0.1%	1.3%

As a result of changes in macroeconomic conditions and revenue reforecasts, we performed an interim review of goodwill for impairment at September 30, 2023. Based on our review and analysis, we recorded an impairment charge of $0.7 million to goodwill in Townhall.com® and Salem Author Services at September 30, 2023.

We also performed an interim review of goodwill for impairment at June 30, 2023. Based on our review and analysis, we recorded an impairment charge of $1.8 million to goodwill in Townhall.com® at June 30, 2023.

As a result of changes in macroeconomic conditions and rising interest rates that increase the WACC, we performed an interim review of goodwill for impairment at June 30, 2022. Based on our review and analysis, we recorded an impairment charge of $0.1 million to goodwill in one of our broadcast markets at June 30, 2022.

Net (Gain) Loss on the Disposition of Assets

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Net (Gain) Loss on the Disposition of assets	$(8,461)	$(334)	$8,127	(96.1)%	(4.3)%	(0.2)%

The net gain on the disposition of assets of $0.3 million for the nine-month period ending September 30, 2023, reflects a $3.3 million pre-tax gain on the sale of the economic interests in the leases at our Greenville, South Carolina to a related party and a $0.4 million estimated pre-tax gain on the sale of radio station KNTS-AM and KLFE-FM in Seattle, Washington that was offset by a $3.3 million estimated pre-tax loss on the pending sale of radio station KSAC-FM in Sacramento, California and $0.1 million of net losses from various fixed asset disposals.

The net gain on the disposition of assets of $8.5 million for the nine-month period ending September 30, 2022 reflects a $6.5 million pre-tax gain on the sale of land used in our Denver, Colorado broadcast operations, a $1.8 million pre-gain on the sale of land used in our Phoenix, Arizona broadcast operations, and a $0.5 million pre-tax gain on the sale of our radio stations in Louisville, Kentucky that was offset with $0.3 million of net losses from various fixed asset disposals.

Other Income (Expense)

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023

	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$166	$40	$(126)	(75.9)%	0.1%	—%
Interest Expense	(9,925)	(10,596)	(671)	6.8%	(5.0)%	(5.5)%
Gain (Loss) on Early Retirement of Long-Term Debt	(18)	(60)	(42)	233.3%	—%	—%
Earnings (loss) from equity method investment	4,015	(4)	(4,019)	(100.1)%	2.0%	—%
Net Miscellaneous Income and (Expenses)	(19)	27	46	(242.1)%	—%	—%

Interest income represents earnings on excess cash, interest due under promissory notes, and interest earned from our equity investment in OPA in the same period of the prior year.

Interest expense includes interest due on outstanding debt balances, and non-cash accretion associated with deferred installments and contingent earn-out consideration from certain acquisitions. The increase reflects the higher outstanding balance of the ABL Facility and finance lease obligations outstanding during the nine-months ended September 30, 2023.

The loss on the early retirement of long-term debt for the nine months ended September 30, 2023, reflects the repurchase of the 2024 Notes resulting in a pre-tax loss of $60,000. The loss on the early retirement of long-term debt for the nine months ended September 30, 2022, reflects $15.5 million of repurchases of the Notes at prices below face value resulting in a pre-tax loss of $18,000.

We recorded $4.0 million of earnings from our equity investment in OPA, an entity formed for the purpose of developing, producing, and distributing a documentary motion picture. The motion picture, 2000 Mules, was released in May 2022.

Net miscellaneous income and expenses includes non-operating receipts such as usage fees and other expenses.

Benefit from Income Taxes

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023
	(Dollars in thousands)				% of Total Net Revenue
Benefit from Income Taxes	$(1,234)	$(11,619)	$(10,385)	841.6%	(0.6)%	(6.0)%

Tax benefit increased by $10.4 million to $11.6 million for the nine months ended September 30, 2023, from $1.2 million for the same period of the prior year. The benefit from income taxes as a percentage of income before income taxes, or the effective tax rate, was 21.1% for the nine months ended September 30, 2023, compared to 54.5% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 21.0% due to the effect of the state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance. The effective tax rate of 21.1% is driven by projected utilization of operating loss carryforwards, along with certain expenses that are nondeductible for income tax purposes relative to pre-tax book income, and tax expense attributable to deductible amortization on indefinite lived assets for fully valued state jurisdictions for state jurisdictions in which a full valuation allowance has been recording against net operating loss carryforward.

At December 31, 2022, we had net operating loss carryforwards for federal income tax purposes of approximately $94.7 million that expire in years 2024 through 2037 and for state income tax purposes of approximately $633.9 million that expire in years 2023 through 2042. During the nine-month period ending September 30, 2023, we utilized/(generated) net operating losses of approximately $3.3 million and ($17.6) million for federal and states respectively, resulting in ending federal net operating loss carryforward of $91.4 million and state net operating loss carryforward of $651.5 million.

Net Loss

	Nine Months Ended September 30,
	2022	2023	Change $	Change %	2022	2023
	(Dollars in thousands)				% of Total Net Revenue
Net Loss	$(1,029)	$(43,545)	$(42,516)	4,131.8%	(0.5)%	(22.6)%

Our net loss increased $42.5 million to $43.5 million from $1.0 million during the same period of the prior year due to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are operating cash flows, borrowings under credit facilities and proceeds from the sale of selected assets or businesses. Historically, we have funded, and will continue to fund, expenditures for operations, administrative expenses, and capital expenditures from these sources. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset and business sales. We expect to fund future acquisitions from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds, such as the pending sales of Salem Church Products, radio station in Tampa, Florida, radio stations in Greenville, South Carolina and radio station in Sacramento, California, from debt and equity offerings. To facilitate such offerings, in December 2022, we filed a shelf registration statement with the SEC covering the offering, issuance and sale of up to $15.0 million of our Class A Common Stock or up to $40.0 million of debt securities with B. Riley Securities, Inc. acting as sales agent.

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

Net cash used in operating activities during the nine-month period ended September 30, 2023 increased by $11.5 million to $1.5 million net cash used in operating activities compared to $10.0 million of net cash provided by operating activities during the same period of the prior year. The increase in cash used in operating activities includes the impact of the following items:

•	Total net revenue decreased by $5.4 million;

•

Operating expenses exclusive of depreciation, amortization, changes in the estimated fair value of contingent earn-out consideration, impairments and net gain (loss) on the disposition of assets, increased by $9.6 million;

•	Trade accounts receivables, net of allowances, decreased by $1.2 million compared to an increase of $4.8 million for the same period of the prior year;

•	Unbilled revenue decreased $0.5 million;

•	Our Day’s Sales Outstanding, or the average number of days to collect cash from the date of sale, remained consistent at 53 days at September 30, 2023 compared to the same period of the prior year;

•	Net accounts payable and accrued expenses increased $0.9 million to $35.2 million from $34.3 million as of the prior year; and

•	Net inventories on hand decreased $0.1 million to $1.4 million at September 30, 2023 compared to a $0.5 million increase to $1.5 million for the same period of the prior year.

Investing Cash Flows

Our primary source of investing cash inflows is proceeds from the sale of assets or businesses. Investing cash outflows include cash payments made to acquire businesses, to acquire property, equipment, and intangible assets, and to make investments that we believe are beneficial to our business.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our digital and web-based offerings, improve our facilities, and upgrade our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. Based on our current plans, we expect to incur capital expenditures of approximately $2.8 million during the remainder of 2023. Additionally, we expect to receive approximately $30.9 million in proceeds from pending asset sales by the end of the year.

While our focus continues to be on deleveraging, we remain committed to the exploration and pursuit of strategic acquisitions and investments. We plan to fund any future investing outflows from cash on hand, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets or proceeds from debt and equity offerings.

Net cash used in investing activities during the nine-month period ended September 30, 2023 increased $14.6 million to $10.2 million net cash used in investing activities compared to $4.4 million of net cash provided by investing activities during the same period of the prior year. The increase in net cash used in investing activities was the result of:

•	Cash paid for capital expenditures decreased $1.7 million to $7.5 million from $9.2 million;

•	Cash paid for acquisitions was $5.6 million for the nine months ended September 30, 2023 compared to $0.7 million during the same period of the prior year;

•	Cash paid for investments decreased $2.0 million to $1.5 million from $3.5 million;

•	Cash received from return of investments was $4.5 million in the prior year; and

•	Cash received from the sale of assets decreased to $4.3 million from $14.2 million.

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

During the nine-month period ended September 30, 2023, the principal balances outstanding under the Notes and ABL Facility ranged from $159.9 million to $212.3 million. These outstanding balances were ordinary and customary based on our operating and investing cash needs during this time.

Net cash provided by financing activities during the nine-month period ended September 30, 2023 increased $27.1 million to $11.7 million net cash provided by financing activities compared to $15.4 million of net cash used in financing activities during the same period of the prior year. The increase in cash provided by financing activities includes:

•	A $1.2 million increase in the book overdraft;

•	$44.7 million of cash used to redeem the remaining $36.5 million of 6.75% Senior Secured Notes due; and

•	Net proceeds drawn on our ABL Facility of $11.6 million during the nine months ended September 30, 2023.

Salem Media Group, Inc. has no independent assets or operations, the subsidiary guarantees relating to certain debt are full and unconditional and joint and several, and any subsidiaries of Salem Media Group, Inc. other than the subsidiary guarantors are minor.

Long-term debt consists of the following:

	December 31, 2022	September 30, 2023

	(Dollars in thousands)
2028 Notes	$114,731	$159,416
Less unamortized discount and debt issuance costs	(3,253)	(6,805)

2028 Notes, net carrying value	111,478	152,611

2024 Notes	39,035	—
Less unamortized debt issuance costs	(146)	—

2024 Notes, net carrying value	38,889	—

Asset-Based Revolving Credit Facility principal outstanding (1)	8,958	20,524

Long-term debt less unamortized discount and debt issuance costs	$159,325	$173,135

Less current portion	8,958	20,524

Long-term debt less unamortized discount and debt issuance costs, net of current portion	$150,367	$152,611

(1)

As of September 30, 2023, the Asset-Based Revolving Credit Facility (“ABL”), had a borrowing base of $23.9 million, $20.5 million in outstanding borrowings, and $0.3 million of outstanding letters of credit, resulting in a $3.1 million borrowing base availability.

Our weighted average interest rate was 6.85% and 7.43% at December 31, 2022, and September 30, 2023, respectively.

In addition to the outstanding amounts listed above, we also have interest obligations related to our long-term debt as follows as of September 30, 2023:

•	$159.4 million aggregate principal amount of 2028 Notes with semi-annual interest payments at an annual rate of 7.125%;

•	$20.5 million outstanding borrowings under the ABL facility, with interest payments due at SOFR plus 4.0% per annum or prime rate plus 3.0% per annum; and

•	Commitment fee of 0.25% to 0.375% per annum on the unused portion of the ABL Facility.

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

The 2028 Notes mature on June 1, 2028, unless earlier redeemed or repurchased. Interest accrues on the 2028 Notes from September 10, 2021, and is payable semi-annually, in cash in arrears, on June 1 and December 1 of each year, commencing December 1, 2021. Based on the balance of the 2028 Notes outstanding at September 30, 2023, we are required to pay $11.4 million per year in interest. As of September 30, 2023, accrued and unpaid interest on the 2028 Notes was $3.9 million.

The indenture to the 2028 Notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability to: (i) incur additional debt; (ii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iii) make investments; (iv) create liens or use assets as security in other transactions; (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all assets; (vi) engage in transactions with affiliates; and (vii) sell or transfer assets. At September 30, 2023, we were, and we remain, in compliance with all of the covenants under the indenture.

We recorded debt issuance costs of $9.3 million, of which $0.2 million of third-party debt modification costs were expensed during the three months ended March 31, 2022. During the three and nine months ended September 30, 2023, $0.4 million and $1.2 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense. During the three and nine months ended September 30, 2022, $0.2 million and $0.5 million, respectively, of debt issuance costs and delayed draw fees associated with the Notes were amortized to interest expense.

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

We recorded debt issuance costs of $6.3 million as a reduction of the debt proceeds being amortized to non-cash interest expense over the life of the Notes using the effective interest method. During the three and nine months ended September 30, 2023, $0 and $20,000, respectively, of debt issuance costs associated with the Notes was amortized to interest expense. During the three and nine months ended September 30, 2022, $35,000 and $0.1 million, respectively, of debt issuance costs associated with the Notes was amortized to interest expense.

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

Availability under the ABL Facility is subject to a borrowing base consisting of (a) 90% of the eligible accounts receivable plus (b) a calculated amount based on the value of certain real property. As of September 30, 2023, the amount available under the ABL Facility was $25.1 million of which $20.5 million was outstanding. The ABL Facility has a first-priority lien on our and the Subsidiary Guarantors’ accounts receivable, inventory, deposit and securities accounts, certain real estate and related assets, and by a second-priority lien on the notes priority collateral. There is no direct lien on our FCC licenses to the extent prohibited by law or regulation other than the economic value and proceeds thereof.

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

Because the availability was less than $4.5 million during the quarter, we were required to test against the fixed charge coverage ratio covenant. The fixed charge coverage ratio was below the required 1.0 to 1.0 level during the quarter and therefore, we were not in compliance with that covenant. During the quarter, we signed multiple monthly forbearance agreements for which the recent forbearance agreement was dated November 2, 2023, whereby the bank agreed not to exercise remedies on the default.    Additionally, the notional amount of the revolver was reduced from $30.0 million to $25.0 million with a minimum availability of $1.0 million. Finally, the interest rate on the ABL Facility was increased to Secured Overnight Financing Rate (“SOFR”) plus 4% or base rate plus 3.0% effective July 1, 2023.

We recorded debt issue costs of $1.1 million as an asset being amortized to non-cash interest expense over the term of the ABL Facility using the effective interest method. During the three and nine months ended September 30, 2023, $54,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. During the three and nine months ended September 30, 2022, $25,000 and $0.1 million, respectively, of debt issuance costs associated with the ABL Facility was amortized to interest expense. At September 30, 2023, the blended interest rate on amounts outstanding under the ABL Facility was 9.83%.

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

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2023 for each of the next five years and thereafter are as follows:

Amount
For the Year Ended September 30,	(Dollars in thousands)
2024	$20,524
2025	—
2026	—
2027	—
2028	159,416
Thereafter	—

$179,940

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letter of Credit

As of September 30, 2023, we have an outstanding standby letter of credit of $0.3 million. The standby letter of credit is deducted against our unused revolving loan commitment under our ABL and reduces the amount available for withdrawal.

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

Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See “Exhibit Index” below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Asset Purchase Agreement dated September 29, 2023 to sell Salem Church Products.	—	—	—	—	X

31.1	Certification of David P. Santrella Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of David P. Santrella Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the three and nine months ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Media Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM MEDIA GROUP, INC.

November 13, 2023
	By:	/s/ DAVID P. SANTRELLA
David P. Santrella
Chief Executive Officer
(Principal Executive Officer)

November 13, 2023

	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)